Form 10-Q
period 1996-04-30
CYPROS PHARMACEUTICAL CORP
filed 1996-06-12
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 30, 1996
OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 0-20772

CYPROS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of
incorporation or organization)

2714 Loker Avenue West, Carlsbad, California 92008
(Address of principal executive offices)(Zip Code)

33-0476164  (I.R.S. Employer Identification No.)

Registrant's  telephone number, including area code:  (619)  929-
9500

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  YES                                   [ ]  NO

As  of  June  7,  1996, the Registrant had 11,613,748  shares  of
Common Stock, no par value, outstanding.






                        TABLE OF CONTENTS
                             Part I.
Item                                                        Page
1.     Financial Statements:
       a.   Balance Sheets -- April 30, 1996 and July  31,  3
       1995
       b.   Statements of Operations -- Three  Months  and
       Nine                                                 4
           Months Ended April 30, 1996 and 1995
       c.   Statements of Cash Flows -- Nine Months  Ended
       April                                                5
           30, 1996 and 1995
       d.  Notes to Financial Statements                    6
2.     Management's Discussion and Analysis of Financial
       Condition and Results of Operation                   7


                            Part II.

1.     Legal Proceedings                                    *
2.     Changes in Securities                                *
3.     Defaults Upon Senior Securities                      *
4.     Submission  of  Matters to  a  Vote  of  Securities  *
       Holders
5.     Other Information                                    *
6.     Exhibits and Reports on Form 8-K                     *
Signatures                                                  11

*  No information provided due to inapplicability of item.


                              PART I.
                   Item 1. Financial Statements
                 Cypros Pharmaceutical Corporation
                          Balance Sheets

                                  April 30, 1996    July 31, 1995
Assets                             (Unaudited)         (Noted)
                                 _______________   _______________
Current assets:
  Cash and cash equivalents        $    4,275,667    $    5,026,745
  Short-term investments                5,673,815         8,415,250
  Note receivable                         200,000                 -
  Accounts receivable                     206,855                 -
  Inventory                                27,030                 -
  Prepaid expenses                         97,440            25,910
                                  _______________   _______________

    Total current assets               10,480,807        13,467,905

Property, equipment and
leasehold improvements, net               562,364           411,651
Purchased technology, net               2,738,987                 -
Licenses and patents, net                 109,968            99,591
Deposits and other assets, net            105,290           195,692
                                  _______________   _______________

    Total assets                  $    14,042,416   $    14,174,839
                                  _______________   _______________

Liabilities and shareholder
equity
Current Liabilities:
  Accounts payable                $       269,740    $      138,537
  Other accrued liabilities                                 273,307
                                          364,340
  Purchased asset obligation              200,000                 -
  Current portion of long-term
  debt                                     99,282            99,282
  Current portion of capital
  lease obligations                        45,615            22,517
                                  _______________   _______________

     Total current liabilities            978,977           533,643

Long-term debt                             66,188           140,650
Capital lease obligations                  82,214            54,149
Deferred rent                             100,970            80,519

Shareholders equity:
    Common stock, 20,000,000
    shares authorized,
11,613,748
    and 11,352,017 shares issued
    and outstanding as of April
    30, 1996 and July 31, 1995,        21,826,793        20,944,995
    respectively
Mandatorily convertible note              939,825                 -
Deferred compensation                   (392,068)         (186,993)
Accumulated deficit                   (9,560,483)       (7,392,124)
                                  _______________    ______________

    Total shareholders'equity          12,814,067        13,365,878

                                  _______________    ______________

Total liabilities and
shareholders' equity                 $ 14,042,416       $14,174,839

                                  _______________    ______________

       Cypros
   Pharmaceutical
    Corporation
   Statements of
     Operations
    (Unaudited)
                        Three                   Nine Months
                       Months                   Ended April
                     Ended April                    30,
                         30,
                        1996        1995           1996         1995
Net sales                      $          $               $ $          -
                         324,859          -         903,577

Cost of sales             98,883          -         293,952            -


Gross profit             225,976          -         609,625            -

Operating expenses:

  Sales and               95,473          -         209,805            -
marketing
                                                               1,162,765
  General and            581,185    559,436       1,609,726
administrative

  Clinical testing       311,051    416,065       1,043,906    1,153,310
and
  regulatory


 Research and            284,099    189,527         718,202      545,014
development

Total operating        1,271,808  1,165,028       3,581,639    2,861,089
expenses

                                                          _
Loss from operations (1,045,832) (1,165,028)     (2,972,014)
                                                             (2,861,089)


Research grant            83,074     66,423         249,000
income                                                           156,806

Interest income, net     175,339    201,403         554,655
                                                                 344,606


Net loss             $ (787,419) $ (897,202)     $(2,168,359 $(2,359,677)
                                                          )

Net loss per share   $    (0.07)          $               $ $     (0.25)
                                     (0.08)          (0.19)

Shares used in
computing net loss    11,604,373 11,173,980      11,457,199    9,366,410
per share

See Accompanying Notes


     Cypros Pharmaceutical Corporation
                     Statements of Cash Flows
                                              Nine Months  April
                                                    Ended  30,
                                               1996        1995

Operating activities

 Net loss                                            $            $
                                            (2,168,359  (2,359,677)
                                                     )
Adjustments to reconcile net loss to net
cash
used in operating activities:

   Amortization of deferred compensation       208,296     (25,125)
  Compensation expense related to warrant
   issuances                                    74,082      380,312

   Depreciation and amortization               448,160       81,029

   Deferred rent expense                        20,451       14,777

  Changes in operating assets and
 liabilities:

     Accounts receivable                     (206,855)            -

    Inventory                                 (27,030)            -

     Prepaid expenses                         (71,530)     (22,059)

     Accounts payable                          131,203    (193,417)

     Other accrued liabilities                  91,033      200,104


 Net cash flows used in operating           (1,500,549  (1,924,056)
 activities                                          )

Investing activities

 Short-term investments                      2,741,435  (4,712,867)

 Note receivable                             (200,000)            -
Purchase of property, equipment and
leasehold improvements                       (169,877)    (143,757)

 Investment in purchased technology         (1,635,356            -
                                                     )

 Increase in licenses and patents             (27,182)      (2,204)

 Increase in deposits and other assets          38,442      (2,937)

Net cash flows provided by (used in)
investing activities                           747,462  (4,861,765)

Financing activities

 Issuance of common stock, net                 902,036   10,330,283

 Issuance of mandatorily convertible note      939,825            -

 Repurchase and retirement of common stock  (1,540,000            -
                                                     )

 Installment payment on purchased asset      (200,000)            -
 obligation

 Repayments of long-term debt                 (74,462)     (74,462)

 Principal payments under capital lease       (25,390)     ( 8,826)
 obligations


 Net cash flows provided by financing            2,009   10,246,995
 activities

 Increase (decrease) in cash and cash        (751,078)    3,461,174
 equivalents

 Cash and cash equivalents at beginning of   5,026,745    1,208,161
 period

 Cash and cash equivalents at end of period $           $
                                            4,275,667   4,669,335

Supplemental disclosure of cash flow
information:
Cash paid for interest                      $           $
                                            34,261      29,075


Supplemental disclosure of non-cash
investing and financing activities:
Purchase of technology for common stock and installment
                                                     $  $
                                             1,432,309  -


 Equipment financed under capital leases             $            $
                                                76,553       89,549


See accompanying notes.


CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Business Activity

      Through July 31, 1995, Cypros Pharmaceutical Corporation (the "Company") was a development stage company. In connection with the acquisition of the Glofil and Inulin products on August 9, 1995, the Company commenced product sales and is therefore an operating company.

      In January 1996, the Company entered into an agreement with Syncor International ("Syncor") to distribute Glofil in unit doses through Syncor's nationwide pharmacies. Under the agreement, the Company ships vials of Glofil on consignment to selected Syncor pharmacies who then repackage them into unit doses and ship them to customers upon request. Syncor is also responsible for invoicing, collections and disposal of expired unused vials.

Basis of Presentation

     The unaudited financial statements for the nine months ended April 30, 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1995 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

      For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1995 included in the Company's Annual Report on Form 10-K.

       The   Company   has   experienced  significant   quarterly
fluctuations  in operating results and increases in expenses  and
losses   since  inception  and  it  expects  these  fluctuations,
expenses and losses will continue.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials and finished goods as follows:

Raw materials       $   7,463
Finished goods         19,567
                     ________
                    $  27,030
                     ________

Revenue Recognition

      Revenues from sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil sales under the Syncor agreement are recognized upon receipt by the Company of monthly sales reports from Syncor on unit dose sales by its pharmacies. The Company is not obligated to accept returns of products sold that have reached their expiration date.

Net Loss Per Share

      Net loss per share is computed using the weighted average number of common shares outstanding during the periods.

Reclassifications

      Certain previously reported amounts have been reclassified to conform with the April 30, 1996 presentation.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of
     Operations.

      Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section, as well as the sections entitled Licenses, Manufacturing, Sales and Marketing, Competition, Government Regulation, and Patents and Proprietary Rights in the Company's Form 10-K for the fiscal year ended July 31, 1995 and the Risk Factors section of the Company's Registration Statement No. 33-80645.

      The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 and acquired two FDA-cleared products, Glofil and Inulin, (the "Acquisitions") in August 1995. The Company has sustained a net loss of $9,501,121 for the period November 2, 1990 (inception) through April 30, 1996. As the Company will not have significant operating cash flow for the next few years and the Company's research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

      Three Months Ended April 30, 1996 Versus Three Months Ended
April 30, 1995

      During the fiscal quarter ended April 30, 1996, the Company sustained a loss of $787,419 (or $.07 per share), compared to a loss of $897,202 (or $.08 per share) for the prior-year quarter. The gross profit of $225,976 during the current quarter, on sales of Glofil and Inulin was offset by $1,271,808 in expenses in the sales and marketing, general and administrative, clinical testing and regulatory and research and development areas. Clinical testing and regulatory expenses declined during the current quarter principally due to lower accruals for contract research organization and clinical trial site costs for the Company's Phase II congestive heart failure trial on CPC-111 (which was scheduled for completion in late 1995 but is still ongoing). Research and development costs increased principally due to two contracts issued to third-party vendors of research services.

      Nine  Months Ended April 30, 1996 Versus Nine Months  Ended
April 30, 1995

      During the nine months ended April 30, 1996, the Company sustained a loss of $2,168,359 (or $.19 per share), compared to a loss of $2,359,677 (or $.25 per share) for the prior-year period. The Company's margin on sales was adversely impacted by a recall of one lot of Inulin during the second quarter which, after a settlement with the manufacturer of the lot, cost the Company $43,845. The gross profit of $609,625, during the current period, on sales of Glofil and Inulin was offset by $3,581,639 in expenses in the sales and marketing, general administrative, clinical testing and regulatory and research and development areas.

      General and administrative expense increased significantly during the current period due to $328,678 in amortization expense of the purchased technology related to the acquisition of Glofil and Inulin, a $138,957 increase in payroll expense and a $135,994 increase in the amortization of deferred compensation related to the issuance of stock, stock options and warrants at prices below market value. Clinical testing and regulatory expenses declined significantly during the current period despite $161,263 in additional personnel costs due to (i) the one-time $177,000 expense recorded during the prior-year period from the issuance of a non-qualified stock option grant to the licensor of CPC-211 as a milestone payment for the completion of that drug's Phase I trial, (ii) the completion of the Company's Phase I trial of CPC-211 in the prior-year period and (iii) a lower accrual for contract research organization costs for the Company's Phase II congestive heart failure trial on CPC-111. Research and development expenses increased significantly during the current period principally due to $147,838 in additional personnel costs and contracts issued to third party vendors of research services.

      During the current nine-month period, the Company received $249,000 of income from the Phase II SBIR Grant (the "Grant") compared to $156,806 in the prior year period. This increase was principally due to a large supplies reimbursement during the second quarter of this fiscal year, the purchase of an item of laboratory equipment needed for the Grant program during the first quarter of this fiscal year and a greater number of scientific personnel working on the Grant program during the current period compared to the prior-year period. The research and development expense for the current period includes expenses incurred in connection with the Grant.

      In addition, net interest and other income for the current period increased to $554,655 from $344,606 in the prior year period principally due to (i) having more capital to invest during the current period as a result of the Class A Warrant Program (described below in Liquidity and Capital Resources), which was not available for all of the prior-year period because the program began in November 1994 and was completed in February 1995 and (ii) $83,346 in fees and interest earned on a loan that the Company made during the second quarter to a financial advisor.

Liquidity and Capital Resources

      The Company has principally funded its activities to date through its IPO, in which it raised net proceeds of $5,951,335 through the issuance of 1,150,000 units, each unit comprising a share of Common Stock, a Redeemable Class A Warrant and a
Redeemable Class B Warrant, and subsequent exercises of the Redeemable Class A Warrants in 1994 and early 1995 (as discussed in more detail below).

      From December 1993 to March 1994, the Company initiated a special program designed to encourage holders of Redeemable Class A Warrants to exercise their warrants immediately (the "Class A Warrant Program") in order to provide the Company with additional working capital prior to commencing clinical testing. The holders of the Redeemable Class A Warrants were offered one-half of a Redeemable Class B Warrant and 1.175 shares of Common Stock upon exercise of each Class A Warrant at an adjusted price of $3.701 (equal to 117.5% of the original exercise price of $3.15). This program resulted in the Company's receipt of net proceeds of $2,355,123 from the exercise of 647,077 Class A Warrants and the Company's issuance of 760,306 shares of Common Stock and 323,535 Class B Warrants.

      In November 1994, the Company initiated the Class A Warrant Program again. It was completed in February 1995, resulting in net proceeds of $8,141,882 from the exercise of 2,199,960 Class A Warrants and the concurrent issuance of 2,584,930 shares of Common and 1,099,977 Redeemable Class B Warrants. Subsequent to the end of the Class A Warrant Program, the Company issued a notice of mandatory redemption to the remaining holders of Class A Warrants. The holders of 20,250 Class A Warrants exercised their warrants upon their original terms, resulting in $63,787 proceeds to the Company and the issuance of 20,250 shares of Common Stock. The Company repurchased all of the unexercised Class A Warrants outstanding at the end of the 30-day mandatory redemption period for $0.02 per warrant.

      At April 30, 1996, the Company had cash, cash equivalents, and short-term investments and a note receivable of $10,149,482, compared to $13,441,995 at July 31, 1995, and working capital of $9,501,830 at April 30, 1996, compared to $12,934,262 at July 31,
1995. The decreases in cash, cash equivalents and short-term investments, as well as working capital, are principally due to the costs of the Acquisitions in August 1995, a related installment payment of $200,000 made in January 1996 and the $1,500,000 share repurchase program during August 1995, which were partially offset by a $1,000,000 private placement of common stock under SEC Regulation D during August 1995 to a major institutional investor and a $1,000,000 private placement under SEC Regulation D during April 1996 in the form of a non-interest-bearing, mandatorily convertible three-year note with a minimum one-year lock-up. Working capital also reflects a $200,000 increase in current liabilities, representing the final installment payment that the Company is obligated to make on August 9, 1996 as part of the Acquisitions.

      The note receivable referred to in the preceding paragraph relates to a short-term loan of $1,000,000 made by the Company during the second quarter to a financial advisor. During the third quarter, $800,000 of the loan principal was paid off, plus $39,000 in interest and fees, and the remainder of the principal, plus interest, was paid off subsequent to the end of the third quarter.

      The Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for at least 21 months dependent, in part, on the level of sales of Glofil and Inulin; the success of the Company's distribution arrangement with Syncor International for unit doses of Glofil; the ability of the Company to control the manufacturing, distribution and sales and marketing costs of Glofil and Inulin; the timing of the commencement of each phase of the clinical trials on CPC-111 and CPC-211; the funding priorities that it gives its various research programs; the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions and their resulting cash flows and other factors.

      The Company expects to seek additional funds through exercises of its currently outstanding options and warrants, public or private equity financings, collaborations or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.


PART II.
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhitits and Reports on Form 8-K.
(a) Exhibits
There are no exhibits included in this report.
(b) Reports on Form 8-K.
There were no reports on Form 8-K filed during the third quarter of 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San
Diego, State of California, on the 12th day of June, 1996.

CYPROS PHARMACEUTICAL CORPORATION

Paul J. Marangos
(Signature)
Chairman of the Board, President and Chief Executive Officer


David W. Nassif
(Signature)
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)