Form 10-Q/A
period 1996-04-30
CYPROS PHARMACEUTICAL CORP
filed 1996-07-23
CIK 891288

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


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the 23rd day of July, 1996.

CYPROS PHARMACEUTICAL CORPORATION



Paul J. Marangos
(Signature)
Chairman of the Board, President and Chief Executive Officer



David W. Nassif
(Signature)
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)