Form 10-Q
period 1996-10-31
CYPROS PHARMACEUTICAL CORP
filed 1996-12-13
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q

 (Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended October 31, 1996
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 0-20772

CYPROS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

California                                    33-0476164
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

2714 Loker Avenue West
Carlsbad, California                          92008
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:(619) 929-9500

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]  YES                                   [  ]  NO

As of December 9, 1996, the Registrant had 11,613,748 shares of
Common Stock, no par value, outstanding.









                         TABLE OF CONTENTS

  Item                                                      Page
                              Part I.
1.Financial Statements:

          a.  Balance Sheets -- October 31,                3
              1996 and July 31, 1996
          b.  Statements of Operations --                  4
              Three Months ended October 31,
              1996 and 1995
          c.  Statements of Cash Flows --                  5
              Three Months Ended October 31,
              1996 and 1995
          d.  Notes to Financial Statements                6

2. Management's Discussion and Analysis of Financial      7
   Condition and Results of Operations

                             Part II.

1.        Legal Proceedings                                *
2.        Changes in Securities                            *
3.        Defaults Upon Senior Securities                  *
4.        Submission of Matters to a Vote of Securities    *
          Holders
5.        Other Information                                *
6.        Exhibits and Reports on Form 8-K                 9

Signatures                                                 10

*  No information provided due to inapplicability of item.















             PART I.
Item 1. Financial Statements


Cypros Pharmaceutical Corporation

          Balance Sheets

                                    October 31,    July 31,
                                       1996          1996
Assets                              (Unaudited)     (Note)
Current assets:
   Cash and cash equivalents                   $            $
                                       5,680,741    8,306,752
   Short-term investments
                                       9,264,383    7,690,297
   Accounts receivable
                                         179,855      149,626
   Inventory
                                          65,717       63,386
   Prepaid expenses
                                          24,611       61,409


  Total current assets                15,215,307   16,271,470

Property, equipment and leasehold
  improvements, net                      631,589      608,206
Purchased technology, net
                                       2,519,868    2,629,427
Licenses and patents, net
                                         118,518      111,231
Deposits and other assets, net
                                         119,159      126,180


  Total assets                     $  18,604,441            $
                                                   19,746,514

Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable                             $            $
                                         113,599      119,092
  Other accrued liabilities
                                         266,009      387,612
  Purchased asset obligation                   -
                                                      200,000
  Current portion of capital lease
  obligations                            101,839       81,035
  Current portion of long-term
debt                                      99,282       99,282


  Total current liabilities              580,729      887,021

Capital lease obligations
                                         227,205      187,265
Long-term debt
                                          16,547       41,367
Deferred rent
                                         122,464      120,411

Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 11,613,748 shares
issued
  and outstanding as of October       21,871,343   21,838,493
31, 1996
  and July 31, 1996
   Mandatorily convertible notes
                                       7,463,756    7,458,498
   Deferred compensation
                                       (262,887)    (304,309)
   Accumulated deficit
                                    (11,414,716) (10,482,232)


     Total shareholders' equity       17,657,496   18,510,450


     Total liabilities and
shareholders'                      $  18,604,441            $
     equity                                        19,746,514

   Note: The balance sheet at July
31, 1996 has been derived from the
   audited financial statements at
that date but does not include all
  of the information and footnotes
    required by generally accepted
accounting principles for complete
             financial statements.


See accompanying notes.

Cypros Pharmaceutical Corporation

     Statements of Operations
           (Unaudited)


                                   Three Months
                                   Ended October
                                        31,
                                       1996          1995


Net sales                                      $           $
                                         367,131     224,728

Cost of sales                            105,122      53,725


Gross profit                             262,009     171,003

Operating expenses:
  Sales and marketing                    162,456      37,622
  General and administrative             756,962     503,844
  Clinical testing and regulatory        376,325     330,434
  Research and development
                                   230,646       202,658

Total operating expenses
                                                   1,074,558
                                       1,526,389

Loss from operations                 (1,264,380)   (903,555)


Research grant income                     47,400      74,492

Interest income, net                     284,496     188,583


Net loss                                       $           $
                                       (932,484)   (640,480)


Net loss per share                  $             $
                                   (0.08)        (0.06)


Shares used in computing net loss     11,613,748  11,364,881
per share

See accompanying notes.





  Cypros Pharmaceutical Corporation

      Statements of Cash Flows
             (Unaudited)

                                      Three Months
                                          Ended
                                       October 31,
                                          1996         1995

Operating activities
Net loss                                         $           $
                                         (932,484)   (640,480)
Adjustments to reconcile net loss to
net cash used in operating
activities:
  Amortization of deferred
compensation                                74,272      55,736
  Compensation expense related to
warrant                                          -      74,082
  issuances
  Depreciation and amortization
                                           187,886     147,445
  Deferred rent expense
                                             2,053     (3,889)
  Changes in operating assets and
  liabilities:
    Accounts receivable
                                          (30,229)   (123,910)
    Inventory
                                           (2,331)    (79,476)
    Prepaid expenses
                                            36,798      79,671
    Accounts payable
                                           (5,493)      41,808
    Other accrued liabilities
                                         (116,345)    (11,527)


Net cash flows used in operating         (785,873)   (460,540)
activities

Investing activities
Payment for purchase of acquired         (200,000)
business                                           (1,635,356)
Short-term investments
                                       (1,574,086)     876,027
Purchase of property, equipment and
leasehold improvements                    (12,513)    (50,366)
Increase in licenses and patents
                                          (14,172)     (6,123)
(Increase)/decrease in deposits and
other assets                                          (56,076)
                                             4,701

Net cash flows used in investing       (1,796,070)   (871,894)
activities

Financing activities
Issuance of common stock, net
                                                 -     943,831
Repurchase and retirement of common
stock                                            - (1,540,000)
Repayments of long-term debt
                                          (24,820)    (24,821)
Principal payments under capital
lease obligations                         (19,248)     (7,039)


Net cash flows used in financing          (44,068)   (628,029)
activities

Decrease in cash and cash equivalents
                                       (2,626,011) (1,960,463)

Cash and cash equivalents at
beginning of period                      8,306,752
                                                     5,026,745

Cash and cash equivalents at end of              $           $
period                                   5,680,741   3,066,282

Supplemental disclosure of cash flow
information:
Cash paid for interest                           $           $
                                            12,723       9,560

Non-cash investing and financing
activities:
Equipment financed under capital                 $           $
leases                                      79,992      26,553


Purchased asset obligation                       $           $
                                                 -     400,000

Common stock issued for business
acquisitions                                     $           $
                                                 -   1,032,309


See accompanying notes.








CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. Through July 31, 1995, the Company was considered to be in the development stage. In connection with the acquisitions of Glofil and Inulin, two injectable renal diagnostic products, on August 9, 1995, the Company commenced product sales and became an operating company.

The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company's two clinical programs are currently in six Phase II trials, which include four for CPC-111 (acute complications of angioplasty, coronary artery bypass grafting surgery, congestive heart failure and sickle cell anemia crises), and two for CPC-211 (stroke and head injury).

Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1996 and 1995 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1996 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1996 included in the Company's Annual Report on Form 10-K.

The Company has experienced significant quarterly fluctuations in operating results and increases in expenses and losses since inception and it expects these fluctuations, expenses and losses will continue.

Inventory

Inventory  is  stated  at the lower of cost (first-in,  first-out method)  or  market and is comprised of raw materials of  $24,663 and finished goods of $41,054.

Revenue Recognition

Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form. The Company is not obligated to accept returns of products sold that have reached their expiration date.

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the periods.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the 1996 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2. Subsequent Event

On   November  4,  1996,  the  Company  acquired  the  New   Drug
Application, the U.S. trademark for Ethamolin Injection (the "Ethamolin Assets") and the finished goods inventory on hand at closing from Schwarz Pharma, Inc., a Delaware corporation. The acquisition was accomplished in an arm's length negotiation through a purchase of assets and accounted for using the purchase method of accounting. The total purchase price was $3,286,642, of which the Company paid $2,086,642 in cash and issued a $1,200,000 note bearing interest at 8% per annum at closing. The principal and accrued interest on the note are due and payable on November 3, 1997. Repayment of the principal and interest on the note is secured by the Ethamolin Assets. The Company used its working capital to make the cash payment at closing.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights"of the Company's Annual Report (Form 10-K) for the fiscal year ended July 31, 1996 and those discussed in the S-3 Registration Statement File No. 333-3507 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein..

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 and acquired two FDA-cleared products, Glofil and Inulin, in August 1995. The Company has sustained an accumulated deficit of $11,414,716 from inception through October 31, 1996. As the Company will not have significant positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

During the fiscal quarter ended October 31, 1996, the Company sustained a loss of $932,484 (or $.08 per share) compared to a loss of $640,480 (or $.06 per share) for the prior-year quarter. Sales for the current quarter were $367,131, a 63% increase over the $224,728 in sales reported in the prior-year quarter. Sales and marketing expense increased by 332% to $162,456 in the current quarter due to increased payroll expense related to additional field sales representatives, their travel and related expense and increased promotional expense.

General and administrative expense increased by 50% to $756,962 in the current quarter. While increases were recorded in payroll, rent (related to leasing the Company's new executive offices), investor relations, business development and travel related to investor relations and business development, a one-time payment of $100,000 to a financial advisor accounted for nearly 40% of the increase.

During the current quarter, research grant income decreased by 36% to $47,400, as a result of the Phase II SBIR Grant for the Company's NCCB program coming to an end.

In addition, net interest and other income for the current quarter increased by 51% to $284,496 during the prior-year quarter due principally to the interest income from a larger investment portfolio.

Liquidity and Capital Resources

The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, in which it raised net proceeds of $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised $1,681,000, that it had received as part of its compensation for the IPO, and two private placements of mandatorily convertible notes during July 1996, which raised $7,000,000. through the issuance of 1,150,000 units, each comprising a share of Common Stock, a Redeemable Class A Warrant ("Class A Warrant") and a Redeemable Class B Warrant
("Class B Warrant"). In October 1993, the Company received proceeds of $725,625 from the exercise of "bridge" warrants for 537,500 shares of Common Stock (the "Bridge Warrant Exercise") which had been issued in connection with a bridge loan to the Company prior to the IPO.

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

     At October 31, 19964, the Company had cash, cash equivalents and short-term investments of $14,945,124, compared to $15,997,049, compared to $4,444,259 at July 31, 19936. Bridge
Warrant Exercise and the At October 31, 1996, working capital was $14,634,578, compared to $15,384,449, compared to $4,311,350 at
July 31, 19963.

The Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for more than two years dependent, in part, on the timing of the commencement of each phase of the clinical trials on CPC-111 and CPC-211 and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions and their resulting cash flows and other factors.

The Company is funding a significant portion of its operating expenses through cash flow from product sales but expects to seek additional funds through exercises of its currently outstanding options and warrants, public or private equity financings, collaborations or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

Part II.

Item 6. Exhibits and Reports on Form 8-K.
(a)      Exhibits.

         No exhibits are included in this report.

(b)      Reports on Form 8-K.

         A report on Form 8-K was filed by the Company on November 18, 1996.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San
Diego, State of California, on the 12th day of December, 1996.

CYPROS PHARMACEUTICAL CORPORATION
(Signature)
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer



David                          W.                          Nassif
Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)