Form 10-K/A
period 1996-07-31
CYPROS PHARMACEUTICAL CORP
filed 1996-12-31
CIK 891288

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of class)
Redeemable Class "B" Warrant
(Title of class)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual
Meeting of Shareholders to be filed on or before November 28, 1996 are incorporated by reference into Part III.

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



General

The Company is developing and marketing acute care drugs for the hospital market. On August 9, 1995, it acquired its first marketable products, Glofil and Inulin, two injectable drugs that assess kidney function by the measurement of glomerular filtration rate ("GFR"). It is also currently conducting six (6) Phase II clinical trials on CPC-111 and CPC-211, two drugs potentially indicated for a number of major disorders caused by impaired blood flow, known as "ischemia". These disorders include heart attack and ischemic heart disease, surgically-induced ischemia, sickle cell anemia crises, stroke and closed head injury and the drugs are covered by U.S. patents. During the year, the Company made two interim releases of statistically significant data from 55 patients in its Phase II clinical trial of CPC-111 in coronary artery bypass grafting surgery patients which showed that CPC-111 is acting as a cardioprotective drug. (See Clinical Programs on page 8).

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

During the fiscal year ended July 31, 1996, the Company began a Phase II trial of CPC-211 in closed head injury patients and continued a Phase II trial on CPC-211 in stroke patients.
During the year, the Company also began a dose-ranging Phase II clinical trial on CPC-111 in sickle cell anemia crises patients and one in angioplasty patients and continued Phase II trials on CPC-111 in congestive heart failure patients and in cardiac bypass grafting surgery patients. The Company's strategy is to reduce the risk associated with drug development by selecting for large-scale pivotal trials the clinical indication(s) showing the best Phase II results from the multiple small-scale Phase II trials on CPC-111 and CPC-211 that the Company has underway. The Company intends to begin Phase III trials of CPC-111 and CPC-211 during the fiscal year ending July 31, 1997.

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

Acquired Products for the Hospital Market

The Company's strategy includes building near-term sustainability with the cash flow from acquired acute care products for the hospital market with the goal of reducing its overall cash consumption rate and building its sales, marketing and distribution infrastructure in advance of FDA clearance of CPC-
111 and CPC-211.

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

Sickle Cell Anemia

Sickle cell anemia is an autosomal recessive genetic disease carried by about 8% of African-Americans. Approximately 60,000 African-Americans suffer from the most severe form (homozygous) of the disease, termed sickle cell "crisis", where the red blood cells form "sickle" shapes that can clog up capillaries and result in severe and disseminated ischemia, and undergo multiple crises each year. CPC-111 has been shown pre-clinically to prevent this "sickling" process and the Company is evaluating it in a Phase II trial of sickle cell anemia crisis patients.

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

Ischemia Drugs in Development - The Metabolism Program

The Company is conducting four Phase II clinical trials on CPC-111 and two Phase II trials on CPC-211. These drugs are designed to minimize the tissue damage associated with cardiovascular ischemia (e.g., congestive heart failure and angioplasty), surgically-induced ischemia, sickle cell anemia crises, and acute cerebral ischemia (specifically, stroke and traumatic head injury). The Company expects to finish these trials during the fiscal year ending July 31, 1997 and also to begin Phase III trials with CPC-111 and CPC-211 in at least one indication each.

CPC-111. CPC-111 is a small non-peptide molecule that the Company believes (based on extensive pre-clinical and mechanistic data) stimulates and maintains glycolysis in cells undergoing ischemia by circumventing the ischemia-induced blockage of this process. The Company has licensed four issued U.S. patents which cover the use of CPC-111 for acute ischemic heart disease (such as acute myocardial infarction ("AMI"), congestive heart failure and unstable angina), surgically-induced ischemia (e.g., CABG surgery), and other ischemic disorders and has several patents pending in the United States and Europe. Pre-clinical studies conducted by various investigators involving this compound in cardiovascular ischemia (including myocardial infarction), sickle cell anemia, septic and hemorrhagic shock and generalized trauma have shown therapeutic benefits as indicated by significant tissue preservation, improved organ function and survival in animal models.

There are published U.S. and foreign clinical studies with CPC-111 indicating that is is well tolerated in humans with little or no side effects. More than 500 patients have been tested with the drug worldwide. These studies indicate that the drug improves heart function in congestive heart failure patients as well as in other situations where the heart is injured.

In December 1995 and in August 1996, the Company released data from its Phase II trial with CPC-111 in coronary artery bypass grafting surgery patients. Stage 1 data comprised 10 active- and 10 placebo-treated patients with the former receiving 250 mg/kg of CPC-111 prior to the surgery. Stage 3 data comprised 15 active-and 15 placebo-treated patients with the former receiving 250 mg/kg of CPC-111 prior to surgery and the cardioplegia solution was supplemented with 2.5 mM of the drug.

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

The Company is continuing this study, comprising another 10 active- and 10 placebo-treated patients with the former receiving 125 mg/kg of CPC-111 pre-bypass, which is necessary to determine the dose-response curve. Also, the Company will determine whether response is improved by adding two post-bypass doses to the pre-bypass dose of the drug in an additional 15 active- and 15 placebo-treated patients.

Consistent with the Company's strategy to diversify drug development risk, during the fiscal year ended July 31, 1996, the Company began a dose-ranging Phase II clinical trial with CPC-111 in sickle cell anemia crises patients and in angioplasty patients and continued Phase II trials in ischemic congestive heart failure patients and coronary artery bypass grafting surgery patients.

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

Further, the Company's Phase I study in CPC-211 demonstrated that the drug promptly lowers serum lactate, and that this effec lsted for several hours. Using these data, this year the Company began a Phase II clinical trial on CPC-211 in closed head injury patients exploring similar properties of the drug in the human brain. In addition, a Phase II clinical trial on CPC-211 in stroke patients is continuing.

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

Elie Abushanab, Ph. D.

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

Sales and Marketing

The commercialization of drug products is an expensive and time-consuming enterprise. The Company currently has a customer service representative and three field sales representatives for Glofil and Inulin and is hiring additional sales representatives. The Company believes that it will be able to serve the hospital market in North America with a 50 to 70 person sales and marketing staff. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its drugs.

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

Scientific and Other Personnel

As of September 30, 1996, the Company had 31 full-time employees, seven of whom hold Ph.D. degrees, one of whom also holds an M.D. degree and one of whom holds a J.D. degree. Twelve of the full-time employees are employed in finance and general administration, seven in clinical and regulatory affairs and quality assurance, seven in research and development, and five in sales and marketing, customer service and business development. The Company believes that it maintains good relations with its employees.

Executive Officers of Registrant

Set forth below is certain information with respect to the executive officers of the Company at September 30, 1996:

           Name              Age                Position


Paul J. Marangos, Ph.D.       49    Chairman of the Board,
                                    President and Chief Executive
                                    Officer

Stephen C. Eisold             50    Executive Vice President of
                                    Commercial Development and
                                    Chief Operating Officer

Anthony W. Fox, M.D., Ph.D.   40    Vice President, Drug
                                    Development

David W. Nassif, J.D.         42    Vice President, Chief Financial
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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July
31, 1996.

PART II.

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters.

The Common Stock of the Company was quoted on the Nasdaq SmallCap Market under the symbol "CYPR" from November 3, 1992, the date of the Company's initial public offering, until April 11, 1995 when it commenced trading on the Nasdaq National Market System under
the same trading symbol.   The Redeemable  Class B Warrants are
also quoted on the Nasdaq National Market System under the symbol "CYPRZ". The following table sets forth for the calendar quarters indicated, the high and low sales prices of the Common Stock on the Nasdaq SmallCap Market or the Nasdaq National Market System, as the case may be, as reported in published financial sources. On May 8, 1995, the Company split its stock on a 2.5:1 basis. All of the prices shown in the table have been adjusted for the split.

Year ended July 31, 1996           High                Low

First Quarter                      $9.13              $3.00
Second Quarter                     $6.13              $3.13
Third Quarter                      $6.19              $4.56
Fourth Quarter                     $6.13              $3.63

Year ended July 31, 1995           High                Low

First Quarter                      $5.50              $5.00
Second Quarter                     $5.90              $4.60
Third Quarter                      $6.70              $3.20
Fourth Quarter                     $9.50              $6.88

The last sales price of the Common Stock on October 21, 1996 was $4.00.

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

Liquidity and Capital Resources

The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, which raised $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised $1,681,000, that it had received as part of its compensation for the IPO and a private placement of mandatorily convertible notes during July 1996, which raised
$7,000,000.    At July 31, 1996, the Company had cash, cash
equivalents and short-term investments of $13,442,000, compared to $13,442,000 at July 31, 1995. The period-to-period increase was principally due to the private placement of convertible notes. This factor also contributed to the increase in working capital at July 31, 1996 to $15,384,000, compared to $12,934,000 at July 31, 1995.

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

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding directors is hereby incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Shareholders (the "Proxy
Statement").

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

See Exhibit Index on page 29.

The following management compensation plans and arrangements are required to be filed as exhibits pursuant to Item 14(c) of this report.

Exhibit
Number    Description

10.1      Forms of Incentive Stock Option and Nonstatutory Stock
          Option.*

10.2      Amended 1992 Stock Option Plan.**

10.3      Form of Stock Purchase and Right of First
Refusal Agreement, with related schedule.*

10.4 Employment Agreement, dated July 10, 1991 as amended and restated September, 1992, between the Registrant and Paul J. Marangos, Ph.D. *

10.5      Amendment No. 1 to Employment Agreement, dated May 9,
1994, between the Registrant and Paul J. Marangos,
Ph.D.***

10.6 Amendment No. 2 to Employment Agreement, dated March 9, 1995, between the Registrant and Paul J. Marangos, Ph.D.***

10.7      Amendment No. 3 to Employment Agreement, dated
          October 1, 1996, between the Registrant and Paul J. Marangos,
Ph.D.

10.8      1993 Non-Employee Directors Stock Option Plan and
related form of Nonstatutory Stock Option. ****
____________

*    Filed as an exhibit to the Registrant's Registration
Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

**   Filed as an exhibit to the Registrant's Form 10-Q for the
period ended January 31, 1995, and incorporated herein by reference.

*** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

**** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.
(b)  Reports on Form 8-K.



There were no reports on Form 8-K filed during the fourth quarter of 1996.
(c)  Exhibits.

     The exhibits required by this Item are listed under Item 14

(a) (3).


(d)  Financial Statement Schedules.

     The financial statement schedule required by this Item is
incorporated herein by reference   from Exhibit 99.1, which
begins with the Table of Contents to the Financial Statements on Page F-1.



















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the 24th day of October, 1996.

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

Signature                Title                         Date

Paul J. Marangos         Chairman of the Board         October 24,1996
(Signature)              President and Chief Executive
                         Officer and Director
                         (Principal Executive Officer) October 24, 1996

David W. Nassif          Vice President, Chief
(Signature)              Financial Officer
                         and Secretary
                         (Principal Financial and Accounting Officer)

Digby W. Barrios         Director                      October 24, 1996
(Signature)

Bernard B. Levine        Director                      October 24, 1996


Virgil Thompson          Director                      October 24, 1996
(Signature)

Robert A. Vukovich       Director                      October 24, 1996
(Signature)





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


 See accompanying notes.

                                 Cypros Pharmaceutical Corporation
        Statements of Shareholders' Equity
 For each of the three years ended July 31, 1996,
                  1995 and 1994

                                                              Mandator
                                                                 ily
                                              Common stock    Converti
                                                                 ble
                                                                Notes
                                             Shares   Amount

Balance at July 31, 1993                    6,083,32  $6,748,4       $
                                                   9        19       -
 Exercise of warrants
                                            1,343,75   725,625       -
                                                   0
 Exercise of Class A warrants (Program I)
                                             760,306  2,355,12       -
                                                             3
 Issuance of common stock for cash and
services                                      35,650    83,641       -
 Common stock repurchased                   (203,255
                                                   )  (53,205)       -
 Deferred compensation related to grant of
stock options                                      -    66,958       -
 Amortization of deferred  compensation
                                                   -         -       -
 Net loss
                                                   -         -       -
Balance at July 31, 1994
                                            8,019,78  9,926,56       -
                                                   0         1
 Exercise of Class A  warrants (program II)
                                            2,605,18  8,205,21       -
                                                   0         5
 Exercise of Unit
                                             543,745  1,681,26       -
                                                             6
 Exercise of stock options
                                             183,312   528,924       -
 Deferred compensation related to grant of
stock options and                                  -   603,029       -
 warrants
 Amortization of deferred compensation
                                                   -         -       -
 Net loss
                                                   -         -       -

Balance at July 31, 1995                    11,352,0
                                                  17  20,944,9       -
                                                            95
 Issuance of mandatorily convertible notes,
net                                                -         - 7,458,49
                                                                     8
 Issuance of common stock, net of offering
costs                                        162,500   940,956       -
 Issuance of common stock in business
acquisitions                                 169,231  1,032,30       -
                                                             9
 Issuance of common stock for services
                                             200,000   284,375       -
 Common stock repurchased                             (1,540,0
                                            (280,000       00)       -
                                                   )
 Exercise of stock options
                                              10,000    35,163       -
 Deferred compensation related to grant of
stock options                                      -   140,695       -
 Amortization of deferred compensation
                                                   -         -       -
 Net loss
                                                   -         -       -
Balance at July 31, 1996                    11,613,7  $21,838, $7,458,4
                                                  48       493      98

                       Total
Deferred  Accumulate Sharehold
Compensat d Deficit    ers'
   ion                Equity

$(266,273 $1,904,16 $4,577,986
        )        0)

        -          -   725,625

        -          - 2,355,123

        -          -    83,641

   51,624          -   (1,581)

 (66,958)          -         -

  110,667          -   110,667

        - (2,375,263 (2,375,26
                   )        3)


(170,940) (4,279,423 5,476,198
                   )

        -          - 8,205,215

        -          - 1,681,266

        -          -   528,924

(110,842)          -   492,187

   94,789          -    94,789

        - (3,112,701 (3,112,70
                   )        1)

(186,993) (7,392,124 13,365,87
                   )         8

        -          - 7,458,498

        -          -   940,956

        -          - 1,032,309

(284,375)          -         -

        -          - (1,540,00
                            0)

        -          -    35,163

(140,695)          -         -

  307,754          -   307,754

        - (3,090,108 (3,090,10
                   )        8)

$(304,309 $(10,482,2 $18,510,4
        )        32)        50

See accompanying notes.

  Cypros Pharmaceutical Corporation
                      Statements of Cash Flows

                                         1996       1995      1994

Operating activities
Net loss                              $(3,090,10 $(3,112,70 $(2,375,26
                                              8)        1)         3)
Adjustments to reconcile net loss to
net cash used in operating
activities:
  Amortization of deferred               307,754    94,789    110,667
compensation
  Expense related to warrant
issuances                                      -   492,187          -
  Depreciation and amortization
                                         173,610   112,713     81,002
  Amortization of purchased
technology                               438,238         -          -
  Deferred rent expense
                                          39,892    10,889     69,630
  Write off of patent
                                               -    14,000          -
  Issuance of common stock for
property                                       -         -     12,000
  and services
  Changes in operating assets and
  liabilities, net of effects
  from acquisitions:
    Accounts receivable
                                       (149,626)         -          -
    Inventory
                                          18,829         -          -
    Prepaid expenses and other
current                                   18,536  (41,897)    (8,832)
    assets
    Accounts payable
                                        (19,445) (138,572)    187,254
    Other accrued liabilities
                                         114,305   233,909      2,618

Net cash flows used in operating
activities                            (2,148,015 (2,334,683 (1,920,924
                                               )         )          )

Investing activities
Payment for purchase of inventory in                     -          -
business acquisitions                   (82,215)
Payment for purchase of acquired
businesses                            (1,835,356         -          -
                                               )
Short-term investments
                                         724,953 (3,957,538  (828,137)
                                                         )
Purchase of property, equipment and
leasehold improvements                 (100,770) (193,689)  (134,174)
Increase in licenses and patents
                                        (37,499)  (10,863)   (45,455)
Decrease in deposits and other assets
                                           6,197    16,673     22,729

Net cash flows used in investing
activities                            (1,324,690 (4,145,417  (985,037)
                                               )         )

Financing activities
Issuance of common stock, net
                                         976,119 10,415,405  3,150,808
Issuance of mandatorily convertible
notes                                  7,458,498
Repurchase and retirement of common
stock                                 (1,540,000
                                               )
Proceeds from long-term debt
                                               -         -    267,759
Repayments of long-term debt
                                        (99,283)  (99,282)  (119,129)
Repayments of capital leases                                        -
                                        (42,622)  (17,439)
Net cash flows provided by financing
activities                             6,752,712 10,298,684  3,299,438

Increase in cash and cash equivalents
                                       3,280,007 3,818,584    393,477

Cash and cash equivalents at
beginning of year                      5,026,745 1,208,161    814,684

Cash and cash equivalents at end of
year                                  $8,306,752         $          $
                                                 5,026,745  1,208,161

Supplemental disclosures of cash flow
information:
Cash paid for interest                         $         $  $
                                          47,953    39,170 28,450
Noncash investing and financing
activities:
Equipment financed under capital               $         $          $
leases                                   234,256    89,549      6,427

Purchased asset obligation                     $         $          $
                                         200,000         -          -

Common stock issued for business
Acquisitions                                   $         $          $
                                       1,032,309         -          -

See accompanying notes.




Cypros Pharmaceutical Corporation

Notes to Financial Statements
July 31, 1996



1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity


Cypros Pharmaceutical Corporation (the "Company") was incorporated in San Diego, California on November 2, 1990. The Company develops and markets acute-care, hospital-based products. The Company is currently marketing Glofil and Inulin, two injectable renal diagnostic products. The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company's two clinical programs are currently in six Phase II trials, which include four for CPC-111 (acute complications of angioplasty, coronary artery bypass grafting surgery, congestive heart failure and sickle cell anemia crises), and two for CPC-211 (stroke and head injury). Through July 31, 1995, the Company was considered to be in the development stage.

On August 9, 1995, the Company acquired two businesses, including
(i) the New Drug Application for Glofil and finished goods inventory of Glofil on hand at the time of closing from Iso-Tex Diagnostics, Inc., a Texas corporation, (the "Glofil Acquisition") and (ii) the New Drug Application for Inulin and the raw material and finished goods inventory of Inulin on hand at the time of closing from Iso-Tex Diagnostics "B", Inc. ("ITDB"), a Texas corporation (the "Inulin Acquisition"). The Glofil Acquisition was accomplished in an arms' length negotiation through a purchase of assets and the Inulin Acquisition was accomplished through a merger of ITDB with and into the Company (the "Merger"). The total purchase price was $3,149,880, of which $1,582,215 in cash and 169,231 newly issued shares of restricted common stock of the Company (the "Restricted Shares") were paid at closing. The Company used its working capital to make the cash payments for the acquisitions at closing. Both acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the operations of the businesses from the date of acquisition.

As part of the Glofil Acquisition, the Company made an additional cash payment of $200,000 on January 15, 1996 and a final cash payment of $200,000 on August 9, 1996. As part of the Inulin Acquisition, the Company has agreed to register the Restricted Shares, upon the request of the sole stockholder of ITDB, at any time after one year from the date of closing and if the registration statement has not become effective within 90 days of the date of the holder's request, the Company is obligated to repurchase the Restricted Shares at their market value based upon the closing bid price of the Company's common stock on such date. As a result of the acquisitions of Glofil and Inulin, the Company commenced product sales and is therefore an operating company.
1. Organization and Summary of Significant Accounting Policies

(continued)

Organization and Business Activity (continued)


The following unaudited pro forma data reflects the combined results of operations of the Company and the two businesses as if the acquisitions had occurred on August 1, 1994:

                                                 July 31,
                                            1996         1995
Net revenue                              $ 1,275,240  $ 1,031,486
Net loss                                 (3,090,108)  (2,993,386)
Net loss per share                            (0.27)       (0.30)


In January 1996, the Company entered into an agreement with Syncor International ("Syncor") to distribute Glofil in unit doses through Syncor's nationwide pharmacies. Under the agreement, the Company ships whole vials of Glofil on consignment to selected pharmacies which then repackage them into unit doses and ship them to customers upon request. Syncor is also responsible for billing, collections and disposal of expired unused vials.

Cash, Cash Equivalents and Short-term Investments

The Company considers highly liquid investments with remaining maturities of three months or less when acquired, primarily money market funds, to be cash equivalents. Short-term investments consist of certificates of deposit, U.S. government securities and investment grade corporate obligations. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents or short-term investments. Management believes the credit risk associated with these investments is limited due to the nature of the investments.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classifed as held-to-maturity when the Company has the positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Interest, dividends and amortization on the securities classified as held-to-maturity are included in interest income.

Concentration of Credit Risk

The Company extends credit to its customers, primarily hospitals and large pharmaceutical companies conducting clinical research, in connection with its product sales. The Company has not experienced significant credit losses on its customer accounts. Two customers individually accounted for 39% and 15% of current year sales.
1. Organization and Summary of Significant Accounting Policies

(continued)


Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $3,437 and finished goods of $59,949.

Depreciation and Amortization

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally 5 years) using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives (7 years) or the remaining term of the lease, whichever is less.

Purchased Technology

Purchased technology associated with the acquisitions of Glofil and Inulin is stated at cost and amortized on a straight-line basis over the period estimated to be benefited (7 years). Effective August 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company does not believe the adoption of FAS 121 will have a material effect on the its financial position or results of operations.

License and Patent Costs

The Company capitalizes certain costs related to license rights and patent applications. Accumulated costs are amortized over the estimated economic lives of the license rights and patents (generally 6 years) using the straight-line method commencing at the time the license rights are granted or the patents are issued.

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

1.  Organization  and Summary of Significant Accounting  Policies
(continued)

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

Accounting and Disclosure of Stock Based Compensation

Effective August 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting and Disclosure of Stock-Based Compensation. As allowed under FAS 123, the Company will elect to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Accordingly, when the Company grants stock options with an exercise price equal to the fair market value of the shares on the date of grant, no compensation expense is recorded. The Company does not believe the adoption of FAS 123 will have a material effect on its financial position or results of operations.
2. Financial Statement Details


Short-Term Investments

All short-term investments of the Company are classified as held-
to-maturity.   The  following  is a summary  of  held-to-maturity
investments at amortized cost as of July 31:

                                     1996               1995

Corporate Debt Securities         $    6,902,848     $    5,210,665
U.S. Government Obligations              749,780          2,778,223
Certificates of Deposit                   37,669            426,362

                                 $     7,690,297    $     8,415,250






As of July 31, 1996, the difference between cost and estimated fair value of the held-to-maturity investments was not significant. Of the above-referenced 1996 investments, $6,715,067 will mature at various dates through July 31, 1997 and $975,230 will mature at various dates after July 31, 1997 through July 31, 1998.
2. Financial Statement Details (continued)


Property, Equipment and Leasehold Improvements


Property,  equipment  and  leasehold improvements  consist  of  the following as of July 31:
                                             1996         1995

Laboratory equipment                       $  570,865   $   337,622
Office equipment, furniture and fixtures      224,932       124,553
Leasehold improvements                         89,517        88,113

                                              885,314       550,288
Less   accumulated   depreciation    and    (277,108)     (138,637)
amortization
                                          $   608,206  $    411,651



Depreciation expense was $138,471, $83,313 and $44,252 for the years ended July 31, 1996, 1995 and 1994, respectively.

Other Accrued Liabilities

At July 31, 1996 and 1995, other accrued liabilities consist primarily of clinical costs related to the Phase II clinical trials of CPC-111.

3. Long-Term Debt

As of July 31, 1996, the Company had an installment note payable to a financial institution of $140,649, of which $99,282 was classified as current. The outstanding balance was collateralized by $242,000 of the Company's short-term investments as of July 31, 1996. The installment note bears interest at the prime rate plus 1.6% (or 9.85% at July 31, 1996) and is being repaid in monthly installments through December 1997. Interest expense incurred on the installment note was $19,897, $29,947 and $25,971 for the years ended July 31, 1996,
1995 and 1994, respectively.

4. Commitments

Leases

The Company leases its office and research facilities under operating lease agreements and certain equipment under capital lease agreements. A security deposit of $85,714 under one of the facilities lease agreements is included in deposits and other assets.

4. Commitments (continued)

Leases (continued)


Minimum   future  obligations  under   both
operating and capital leases as of July 31,
1996 are as follows:
                                             Operating     Capital
                                               Leases      Leases
                   1997                       $  355,780   $ 111,236
                   1998                          378,040     106,832
                   1999                          397,550      70,134
                   2000                          421,561      35,231
                   2001                          310,573           -
                    Thereafter                   102,749           -

                                              $1,966,253    $323,433

Less amounts representing interest                            55,133

Present value of net minimum lease payments                  268,300
Current portion of obligations under
capital leases                                                81,035

Long-term obligations under capital leases                   187,265






Rent expense totaled $193,880, $107,952 and $80,127 for the years ended July 31, 1996, 1995 and 1994, respectively. Equipment acquired under capital leases totaled $277,669 and $82,614 (net of accumulated amortization of $52,564 and $13,362) as of July 31, 1996 and 1995, respectively.

License Agreements

The Company has various license agreements which require the payment of royalties to the licensors upon the commercial sale of products incorporating the licensed compound. Under one such agreement, the Company issued a warrant in fiscal 1995 exercisable into 43,750 shares of the Company's Common Stock at an exercise price of $1.60 per share. In the event certain milestones are not met by the Company within specified time periods, two of the licensors may elect to terminate their license agreements and all rights thereunder. Such a termination could have a significant adverse impact upon the Company.

5. Shareholders' Equity

Preferred Stock

The Company has authorized 1,000,000 shares of convertible preferred stock. As of July 31, 1996, no such shares were issued or outstanding.

5. Shareholders' Equity (continued)

Common Stock

During  the  year ended July 31, 1996, the Company purchased  and retired  280,000 shares of its outstanding Common Stock at  $5.50 per share in a privately negotiated transaction.

Mandatorily Convertible Notes

During the year ended July 31, 1996, the Company issued $8 million in principal amount of non-interest bearing, mandatorily convertible notes to institutional investors in private placements under the provisions of the Securities and Exchange Commission ("SEC") Regulation D. The notes are convertible at the option of the investors into shares of the Company's Common Stock at various dates from January 31, 1997 through July 31, 1999 at a discount to the market price of the stock immediately preceding conversion, ranging from 15% to 25%, with the actual discount depending on the length of time each investor has held the note being converted. The notes must be converted at various dates through July 31, 1999. The Company is required to register with the SEC the shares of Common Stock issuable upon conversion of the notes on or prior to the expiration of the allowable conversion periods.
Warrants


In connection with the Company's initial public offering in 1992 (the "Offering"), the Company issued 2,875,000 Redeemable Class A and Class B Warrants. During fiscal years 1994 and 1995, the Company initiated special programs designed to encourage holders of Redeemable Class A Warrants to exercise their warrants immediately (the "Special Class A Warrant Programs"). Under the Special Class A Warrant Programs, the Company received net proceeds of $10,497,005 from the exercise of 2,847,037 Redeemable Class A Warrants and the concurrent issuance of 3,345,236 shares of Common Stock and 1,423,512 Redeemable Class B Warrants.

Subsequent to the end of the Special Class A Warrant Programs, the Company issued a notice of mandatory redemption to the remaining holders of Class A Warrants. The holders of 20,250 Class A Warrants exercised their warrants upon their original terms, resulting in $63,787 proceeds to the Company and the issuance of 20,250 shares of Common Stock. The Company repurchased all of the unexercised Class A Warrants outstanding at the end of the 30-day mandatory redemption period for $0.02 per warrant. As of July 31, 1996, there were no Redeemable Class A Warrants outstanding.

During the course of the Special Class A Warrant Programs, all of the 250,000 Unit Purchase Options issued to the underwriter of the Offering were exercised at $3.02 per option, and the 250,000 Redeemable Class A Warrants within such units were immediately exercised resulting in aggregate net proceeds of $1,681,266 and the concurrent issuance of 543,745 shares of Common Stock and 375,000 Redeemable Class B Warrants.

5. Shareholders' Equity (continued)
Warrants (continued)


The Company issued an additional warrant in 1995 exercisable into 312,500 shares of the Company's Common Stock at a purchase price of $5 per share to a firm as consideration for financial advisory services. In January 1996, the Company cancelled the warrant and issued 200,000 shares of Common Stock at $3.39 in lieu of the cancelled warrant.

As of July 31, 1996, 4,673,512 Redeemable Class B Warrants were outstanding. Warrant holders are entitled to purchase one share of Common Stock at $5.50 per share for each warrant until November 3, 1997. The Company is entitled to redeem the warrants on not less than than 30 days written notice at $0.02 per warrant when the average closing bid price of the Common Stock exceeds $9.60 per share over a period of 20 consecutive trading days, ending within 15 days of the date of notice of redemption.

Stock Option Plans

As of July 31, 1996, 2,274,038 shares of Common Stock were reserved for issuance under the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the grant of incentive and nonstatutory stock options with various vesting periods, generally four years, to employees, directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted under the Plan is ten years.

In   June   1993,  the  Company  adopted  the  1993  Non-Employee
Directors' Stock Option Plan (the "1993 Plan"), under which 250,000 shares of Common Stock were reserved for issuance. The 1993 Plan provides for the granting of 25,000 options to purchase Common Stock upon appointment as a non-employee director and an additional 3,000 options each January thereafter, beginning January 1, 1994. Options vest over four years. The exercise price of the options is 85% of the fair market value on the date of grant.
5. Shareholders' Equity (continued)

Stock Option Plans (continued)


The following table summarizes stock option activity under the 1992 and 1993 Plans:

                         Options      Exercise Price
                       Outstanding       per Share

Balance at July  31,         661,750   $1.44 - $4.05
1993
     Granted                 358,125   $3.06 - $4.70
     Exercised              (32,650)   $1.44 - $2.90
     Canceled               (40,600)   $1.58 - $2.90

Balance at July  31,         946,625   $1.44 - $4.70
1994
     Granted                 292,500   $4.25 - $6.40
     Exercised             (183,312)   $1.44 - $4.60
     Canceled               (37,813)   $3.87 - $4.60

Balance at July  31,       1,018,000   $1.44 - $6.40
1995
     Granted                 360,000   $3.08 - $8.50
     Exercised              (10,000)   $3.44 - $4.60
     Canceled               (12,188)       $5.40

Balance at July  31,       1,355,812   $1.44 - $8.50
1996

At  July  31, 1996, options to purchase 789,011 shares of  Common
Stock were exercisable and there were 1,168,226 shares available for grant under the Plans.

Deferred Compensation

The Company has recorded deferred compensation for the difference between the price of certain stock sold and options granted and the fair value of the Company's Common Stock. Deferred compensation is amortized to expense during the vesting period of the related stock or options.

6.  Income Taxes

The Company accounts for income taxes using the liability method under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
6.   Income Taxes (continued)


Significant components of the Company's deferred tax assets and liabilities as of July 31, 1996 and 1995 are as follows:

                                          1996         1995

Deferred tax assets:
     Net operating loss carryforwards   $3,358,000  $ 2,366,000
     Capitalized research and
     development costs                     404,000      264,000
     Research and development tax
     credit carryforwards                  378,000      355,000
     Other                                 231,000      168,000

Total deferred tax assets                4,371,000    3,153,000

Deferred tax liabilities:
     Other                                (19,000)    (16,000)

                                         4,352,000    3,137,000
Valuation allowance                    (4,352,000) (3,137,000)

Net deferred tax assets               $         -  $         -



As of July 31, 1996, the Company has federal and California tax net operating loss carryforwards of approximately $9,305,000 and $1,676,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2007 and 1997, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of $288,000 and $138,000, respectively, which will begin expiring in 2007 unless previously utilized. The above carryforwards were determined as if the Company were filing a tax return at July 31, 1996; however, for tax return purposes the Company uses a calendar year end.

Use of the Company's net operating loss and credit carryforwards will be limited because of the Offering which resulted in a cumulative change in ownership of more than 50%. However, the Company does not believe such change will have a material impact upon the Company's ability to utilize these carryforwards.

The valuation allowance increased $1,215,000 from July 31, 1995 to July 31, 1996 due principally to the increase in deferred tax assets resulting from the increase in tax net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, the timing and amount of which will be dependent on scientific success, results of clinical trials and regulatory approval of the Company's products currently under development. Accordingly, the full valuation reserve has been established to reflect these uncertainties.