Form 10-Q
period 1997-01-31
CYPROS PHARMACEUTICAL CORP
filed 1997-03-17
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________

(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the period ended
January 31, 1997
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from __________ to _________

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

Registrant's telephone number, including area code:
(619) 929-9500

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   X  ]  YES                                   [      ]  NO

As of March 13, 1997, the Registrant had 12,217,531 shares of
Common Stock, no par value, outstanding.




                          TABLE OF CONTENTS
Item
                                                            Page
                               Part I.
  1.    Financial Statements:
        a.  Balance Sheets -- January 31, 1997 and July       3
            31,1996
        b.  Statements of Operations -- Three and Six         4
            Months Ended January 31, 1997 and 1996
        c.  Statements of Cash Flows -- Six Months Ended      5
            January 31, 1997 and 1996
        d.  Notes to Financial Statements                     6

2.    Management's Discussion and Analysis of Financial       8
        Condition and Results of Operations

                              Part II.
  1.    Legal Proceedings                                     *
  2.    Changes in Securities                                 *
  3.    Defaults Upon Senior Securities                       *
  4.    Submission of Matters to a Vote of Securities
        Holders                                               11
  5.    Other Information                                     *
  6.    Exhibits and Reports on Form 8-K                      11

Signatures                                                    12

  * No information provided due to inapplicability of item.














               PART I.
Item 1. Financial Statements

  Cypros Pharmaceutical Corporation

           Balance Sheets

                                      January 31,    July 31,
                                         1997          1996
                                      (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents           $  4,172,007  $8,306,752

  Short-term investments                 7,662,930   7,690,297

  Accounts receivable                      280,103     149,626

  Inventory                                104,574      63,386

  Prepaid expenses                         173,470      61,409
  Total current assets                  12,393,084  16,271,470
Property, equipment and leasehold
  improvements, net                        622,110     608,206

Purchased technology, net                5,509,569   2,629,427

Licenses and patents, net                  137,303     111,231

Deposits and other assets, net             119,274     126,180
Total assets                          $ 18,781,340  $19,746,514
Liabilities and shareholders' equity
Current liabilities:
Accounts payable                     $    317,061 $     119,092

Other accrued liabilities                 451,383       387,612

Purchased asset obligation              1,224,000       200,000
 Current portion of capital lease
  obligations                              103,688       81,035
Current portion of long-term debt          91,008        99,282


     Total current liabilities           2,187,140      887,021

Capital lease obligations                  201,467      187,265
Deferred rent                              128,169      120,411
Long-term debt                                  -        41,367

Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 11,613,748
  shares issued and outstanding as of
  January 31, 1997 and
  July 31, 1996                         21,872,515   21,838,493

  Mandatorily convertible notes          7,463,756    7,458,498

  Deferred compensation                  (163,477)     (304,309)

  Accumulated deficit                 (12,908,230)     (10,482,232)
 Total shareholders' equity            16,264,564       18,510,450

     Total liabilities and
     shareholders' equity             $ 18,781,340  $   19,746,514


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.






 Cypros Pharmaceutical
      Corporation
Statements of Operations
      (Unaudited)
                           Three Months Ended   Six Months Ended
                              January 31,        January 31,
                            1997      1996       1997      1996
Net sales                 $587,665   $353,990 $ 954,796  $578,718

Cost of sales              134,741    141,344   239,862  195,069


Gross profit               452,924    212,646   714,934  383,649
Operating expenses:

  Sales and marketing      257,182     76,710   419,638  114,332

  General and              699,423    396,788 1,320,934  773,004
  administrative
  Clinical testing and
  regulatory               560,983    391,773   900,433  711,774

  Research and             271,004    221,655   486,090  414,929
  development
  Depreciation and
  amortization             290,154    148,347   478,040  295,792


Total operating expenses 2,078,746  1,235,273 3,605,135 2,309,831



Loss from operations     (1,625,822)  (1,022,627) (2,890,201) (1,926,182)        7)

Research grant income       32,090     91,434    79,490   165,926
Interest income, net       100,217    190,733   384,713   379,316


Net loss                 $(1,493,515)  $(740,460) $(2,425,998) $(1,380,940)                           8)         0)
Net loss per share       $    (0.13)   $  (0.06)  $  (0.21)    $   (0.12)


Shares used in computing
net loss per share       11,613,748  11,419,59 11,613,748  11,390,301

See accompanying notes.



  Cypros Pharmaceutical Corporation

      Statements of Cash Flows (Unaudited)
                                       Six Months Ended January 31,
                                          1997           1996

Operating activities
Net loss                               $(2,425,998) $(1,380,940)
Adjustments to reconcile net loss to
net cash used in operating
activities:
  Amortization of deferred
  compensation                             174,854       96,509
  Compensation expense related to
  warrant issuances                              -       74,082

  Depreciation and amortization            478,040      295,792

  Deferred rent expense                      7,758        2,222
  Changes in operating assets and
  liabilities; net of effects from
  acquisitions:

    Accounts receivable                   (130,477)    (229,557)

    Inventory                               31,406     (40,902)

    Prepaid expenses                      (112,061)   (108,070)

    Accounts payable                       197,969       8,474

    Other current liabilities               93,029     292,397

Net cash flows used in operating
activities                              (1,685,480)   (989,993)
Investing activities

Payment for purchase of acquired        (2,286,642) (1,835,356)
business

Short-term investments                      27,367   2,701,802

Note receivable                                  -   (1,000,000)
Purchase of property, equipment and
leasehold improvements                    (59,269)      (60,360)

(Increase)/decrease in licenses and         2,266        (6,597)
patents

Increase in deposits and other assets     (40,209)      (18,411)


Net cash flows used in investing        (2,356,487)    (218,922)
activities

Financing activities
Issuance of common stock, net                    -      869,749

Repurchase and retirement of common              -   (1,540,000)
stock

Repayments of long-term debt              (49,641)      (49,642)
Principal payments under capital
lease obligations                         (43,137)      (14,307)

Net cash flows used in financing          (92,778)     (734,200)
activities

Decrease in cash and cash equivalents  (4,134,745)   (1,943,115)
Cash and cash equivalents
at beginning of period                  8,306,752     5,026,745


Cash and cash equivalents at end of    $  4,172,007 $ 3,083,630
period

Supplemental disclosure of cash flow
information:
Cash paid for interest                 $   26,932   $   17,955

Non-cash investing and financing
activities:
Issuance of common stock in business
acquisition                            $        -   $1,032,309

Issuance of purchased asset
obligation in business acquisitions    $ 1,200,000  $  200,000


Equipment financed under capital       $     79,992 $   26,553
leases

See accompanying notes.

CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting

Policies Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products.




On November 4, 1996, the Company acquired the New Drug Application, the U.S. trademark for Ethamolin Injection (the "Ethamolin Assets") and the finished goods inventory on hand at closing from Schwarz Pharma, Inc., a Delaware corporation. The acquisition was accounted for using the purchase method. The total purchase price was $3,286,642, of which the Company paid $2,086,642 in cash and issued a $1,200,000 note bearing interest at 8% per annum at closing. The principal and accrued interest on the note are due and payable on November 3, 1997. Repayment of the principal and interest on the note is secured by the Ethamolin Assets. The Company used its working capital to make the cash payment at closing.




The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company's two clinical programs, CPC-111 and CPC-211, are in various Phase II trials for cardiovascular and neurological disorders.




Basis of Presentation




The unaudited financial statements for the three and six months ended January 31, 1997 and 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1996 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.


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


Inventory


Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $24,570 and finished goods of $80,004.


Revenue Recognition


Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.


Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for discounts and allowances due to contractual discounts on certain pharmaceuticals under contracts with hospitals and hospital buying groups. At January 31, 1997, such discounts and allowances totalled $11,991.


Net Loss Per Share


Net loss per share is computed using the weighted average number of common shares outstanding during the periods.


Reclassifications


Certain previously reported amounts have been reclassified to conform with the 1997 presentation.


Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.


2.  Subsequent Events


On March 5, 1997, the Company entered into private placement agreements for $5 million of the Company's Common Stock, no par value, under SEC Regulation D. The placement was sold to two institutions led by the President and Fellows of Harvard College.

The closing of the transaction is conditioned upon the effectiveness of a registration statement which has been filed by the Company covering resale of the acquired shares by the purchasers.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and
Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights"of the Company's Annual Report (Form 10-
K) for the fiscal year ended July 31, 1996 and those discussed in the S-3 Registration Statement File No. 333-17501 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 and acquired two FDA-cleared products, Glofil and Inulin, in August 1995. The Company has sustained an accumulated deficit of $12,908,230 from inception through January 31, 1997. As the Company will not have significant positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Three Months Ended January 31, 1997 Versus Three Months Ended
January 31, 1996

During the quarter ended January 31, 1997, the Company reported sales of $587,665, a 66% increase over the $353,990 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $452,924, a 113% increase over the $212,646 reported in the prior-year period. As a percent of sales, the gross margin in the current quarter was 77% compared to 60% in the prior-year period. Without the effect of the recall of a lot of Inulin, the gross margin for the prior year period would have been 72%.

For the quarter, the Company sustained a loss of $1,493,515 (or $.13 per share), compared to a loss of $740,460 (or $.06 per share) for the prior-year quarter, as expenses increased in all operating areas. Sales and marketing expense increased by more than 235% principally due to the tripling of the field sales force, the hiring of a product manager, executive search fees relating to these hires and increased travel expense by sales and marketing personnel.

General and administrative expense increased more than 76% principally due to the launch of a substantial investor relations program, the payment of 1996 and 1997 annual product user fees to the Food and Drug Administration for Glofil and Inulin, and increased payroll expense. Clinical testing and regulatory expense increased more than 43% principally due to increased enrollment at the various sites for the Phase II trials of CPC111 and CPC-211. Depreciation and amortization expense increased more than 95% principally due to the amortization of the purchased technology related to the acquisition of Ethamolin during the current quarter.

During the current quarter, research grant income decreased 65%, principally due to the prior-year quarter receiving income from a Phase II SBIR grant that was completed in September 1996. The research and development expense for the quarter includes expenses incurred in connection with the grant.

In addition, net interest income for the current quarter declined more than 47% principally due to interest income received in the prior-year quarter from fees and interest on a loan that the Company made during that quarter which was subsequently repaid, coupled with interest expense during the current quarter accruing on the promissory note issued to Schwarz Pharma as part of the acquisition of Ethamolin.

Six Months Ended January 31, 1997 Versus Six Months Ended
January 31, 1996

During the six months ended January 31, 1997, the Company reported sales of $954,796, a 65% increase over the $578,718 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $714,934, an 86% increase over the $383,649 reported in the prioryear period, principally because the gross profit in the prioryear period was adversely affected by the recall of a lot of Inulin. As a percent of sales, the gross margin in the current period was 75% compared to 66% in the prior-year period. Without the effect of the recall of the Inulin lot, the gross margin for the prior-year period would have been 74%.

During the six months ended January 31, 1997, the Company sustained a loss of $2,425,998 (or $.21 per share), compared to a loss of $1,380,940 (or $.12 per share) for the prior-year period, as expenses increased in all operating areas. Sales and marketing expense increased more than 267% for the reasons set forth in the three-month analysis above. General and administrative expense increased 71% for the reasons set forth in the three-month analysis above in addition to a onetime payment of $100,000 to a financial advisor in September 1996. Clinical testing and regulatory expense increased by more than 26% principally due to increased payments to clinical research organizations managing two of the Company's Phase II clinical trials and increased usage of consultants to perform clinical monitoring, data base management and statistical analysis functions. Depreciation and amortization expense increased more than 61% for the reason set forth in the threemonth analysis above.

During the current six-month period, research grant income declined more than 52% for the reason set forth in the three month analysis above. The research and development expense for the current six-month period includes expenses incurred in connection with the SBIR grants.

Liquidity and Capital Resources
The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, which raised net proceeds of $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised net proceeds of $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised net proceeds of $1,681,000, that it had received as part of its compensation for the IPO, and three private placements of mandatorily convertible notes during April and July 1996, which raised $7,464,000. At January 31, 1997, the Company had cash, cash equivalents and short-term investments of $11,834,937 compared to $15,997,049 at July 31, 1996. At January 31, 1997, working capital was $10,205,944, compared to $15,384,449 at July 31, 1996.

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

The Company is funding a significant portion of its operating expenses through cash flow from product sales, but expects to seek additional funds through exercises of its currently outstanding options and warrants, public or private equity financings, collaborations or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.


Part II.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on January 28, 1997. The following matters received the votes for, votes against, abstentions and broker non-votes set forth across from them at the meeting:

                           Vote        Votes   Abstensions Broker
                           For         Against             Non-Votes                                                Non
                                                                                                                es
(1) Election of Directors to hold office until
    to hold office
    until the 1998
    Annual Meeting of
    Shareholders

    Paul J. Marangos  8,872,294         7,589      0        0
    Robert F.         8,868,693        11,190      0        0
    Allnutt
    Digby W. Barrios  8,875,793         4,090      0        0
    Virgil Thompson   8,875,693         4,190      0        0
    Robert A.         8,865,797        14,086      0        0
    Vukovich

(2) Ratification of
    the selection of
    Ernst &
    Young LLP as the
    Company's
    independent
    auditors for the
    fiscal year
    ending July 31,
    1997              8,860,284        5,100     4,499  10,000


Item 6. Exhibits and Reports on Form 8-K.
(a)  Exhibits.
     No exhibits are included in this report.
(b)  Reports on Form 8-K.
     A report on Form 8-K/A, pertaining to Item 7, "Financial
     Statements and Exhibits" was filed by the Company on January 16,1997.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the
13th day of March, 1997.

CYPROS PHARMACEUTICAL CORPORATION
(Signature)
By Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

(Signature)
By David W. Nassif
Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting
Officer)