Form 10-Q
period 1997-04-30
CYPROS PHARMACEUTICAL CORP
filed 1997-06-13
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 30, 1997
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from __________ to _________

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

Registrant's telephone number, including area code:
(760) 929-9500

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   X  ]  YES                                   [      ]  NO

As of June 12, 1997, the Registrant had 13,484,691 shares of
Common Stock, no par value, outstanding.



                         TABLE OF CONTENTS
Item
Page
                                  Part I
                   1.      Financial Statements:
            a.  Balance Sheets -- April 30, 1997 and July 31,
                1996                                             3
            b.  Statements of Operations -- Three and Nine
                Months Ended April 30, 1997 and 1996             4
            c.  Statements of Cash Flows -- Nine Months Ended
                April 30, 1997 and 1996                          5
            d.  Notes to Financial Statements                    6
    2.      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8

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


            PART I.
Item 1. Financial Statements

     Cypros Pharmaceutical
          Corporation

        Balance Sheets

                                 April 30,   July 31,
                                   1997        1996
Assets                          (Unaudited    (Note)
Current assets:
  Cash and cash equivalents  $3,013,404     8,306,752
  Short-term investments     12,520,893     7,690,297
  Accounts receivable           425,831       149,626
  Inventory                      98,251        63,386
  Prepaid expenses              124,253        61,409


     Total current assets    16,182,632    16,271,470

Property, equipment and
leasehold improvements, net     656,619       608,206
Purchased technology, net     5,285,222     2,629,427
Licenses and patents, net       159,825       111,231
Deposits and other assets, net  127,160       126,180


     Total assets           $22,411,458    $19,746,514


Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable         $    289,718        119,092
  Other accrued liabilities     451,033        387,612
  Purchased asset obligation  1,248,000        200,000
  Current portion of capital
  lease obligations             107,113         81,035
  Current portion of long-
  term debt                      66,188         99,282


    Total current liabilities 2,162,052        887,021

Capital lease obligations       173,368        187,265
Deferred rent                   130,407        120,411
Long-term debt                       -          41,367

Shareholders' equity:
Common stock, 30,000,000 shares
authorized, 13,460,097
and 11,613,748 shares issued
and outstanding as of
April 30, 1997 and July 31,
1996, respectively           29,758,707     21,838,493
  Mandatorily convertible
  notes                       4,398,173      7,458,498
  Deferred compensation        (154,352)      (304,309)
  Accumulated deficit       (14,056,897)   (10,482,232)


  Total shareholders' equity 19,945,631     18,510,450


  Total liabilities and
  shareholders' equity    $   2,411,458  $  19,746,514

Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.


      Cypros
  Pharmaceutical
    Corporation

   Statements of
    Operations
    (Unaudited)




                  Three Months Ended April 30  Nine Months Ended April 30,
                    1997      1996       1997         1996
Net sales         $ 717,658  $324,859    $1,672,454   $ 903,577
Cost of sales       148,154    98,883       388,016     293,952


Gross profit        569,504   225,976     1,284,438     609,625
Operating expenses:
  Sales and
  marketing         287,212    95,473       706,850     209,805
  General and
  administrative    599,111   452,192     1,920,045   1,225,196
  Clinical testing
  and regulatory    441,767   298,521     1,342,200   1,010,295
  Research and
  development       234,578   273,254       720,668     688,183
  Depreciation and
  amortization      293,989   152,368       772,029     448,160

Total operating
espenses          1,856,657 1,271,808     5,461,792    3,581,639
Loss from
operations      (1,287,153) (1,045,832)  (4,177,354)  (2,972,014)

Research grant
income                  -      83,074        79,490      249,000
Interest and other
income, net         138,486   175,339       523,199      554,655


Net loss       $(1,148,667) $(787,419)  $(3,574,665) $(2,168,359)

Net loss per share $ (0.09) $ (0.07)    $ (0.30)     $ (0.19)


Shares used in
computing net
loss per share  12,431,095  11,604,373   11,880,209   11,457,199

See accompanying notes.



     Cypros Pharmaceutical
          Corporation

   Statements of Cash Flows
       (Unaudited)
                               Nine Months Ended
                                   April 30,
                               1997             1996

Operating activities
Net loss                      $(3,574,665)       $(2,168,359)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Amortization of deferred
  compensation                    283,519            208,296
  Compensation expense related
  to warrant issuances                  -             74,082
  Depreciation and amortization   772,029            448,160
  Deferred rent expense             9,996             20,451
  Changes in operating assets and
  liabilities, net of effects
    from acquisitions:
    Accounts receivable          (276,205)          (206,855)
    Inventory                      37,729            (27,030)
    Prepaid expenses              (62,844)           (71,530)
    Accounts payable              170,626            131,203
    Other current liabilities     116,679             91,033

Net cash flows used in
operating activities           (2,523,136)        (1,500,549)

Investing activities
Payment for purchase of
acquired businesses            (2,286,642)        (1,835,356)
Short-term investments         (4,830,596)         2,741,435
Note receivable                       -             (200,000)
Purchase of property, equipment
and leasehold improvements       (152,298)          (169,877)
Increase in licenses and
patents                           (71,533)           (27,182)
(Increase)/decrease in deposits
and other assets                   (7,940)            38,442


Net cash flows from/(used in)
investing activities            (7,349,009)           547,462

Financing activities
Issuance of common stock, net    4,721,069            902,036
Issuance of mandatorily
convertible notes                       -             939,825
Repurchase and retirement of
common stock                            -          (1,540,000)
Repayments of long-
term debt                          (74,461)           (74,462)
Principal payments under
capital lease obligations          (67,811)           (25,390)


Net cash flows from financing
activities                       4,578,797            202,009

Decrease in cash and cash
equivalents                     (5,293,348)          (751,078)

Cash and cash equivalents at
beginning of period              8,306,752          5,026,745

Cash and cash equivalents at
end of period                   $3,013,404         $4,275,667


Supplemental disclosure of cash
flow information:
Cash paid for interest        $    40,362         $   34,261


Non-cash investing and
financing activities:
Issuance of common stock in
business acquisition          $        -          $ 1,032,309


Issuance of purchased asset
obligation in business
acquisitions                  $ 1,200,000             200,000


Equipment financed under
capital leases                $    79,992              76,553

See accompanying notes.



CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting

Policies Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. It is currently marketing three products, Glofil, Inulin and Ethamolin and developing two drugs, CPC-111 and Ceresine (formerly CPC-211), which are in various Phase II clinical trials for cardiovascular and neurological disorders. The Company's clinical and pre-clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings.

On November 4, 1996, the Company acquired the New Drug Application, the U.S. trademark for Ethamolin Injection (the "Ethamolin Assets") and the finished goods inventory on hand at closing from Schwarz Pharma, Inc., a Delaware corporation. The acquisition was accounted for using the purchase method. The total purchase price was $3,286,642, of which the Company paid $2,086,642 in cash and issued a $1,200,000 note (the "Schwarz Note") bearing interest at 8% per annum at closing. The principal and accrued interest on the Schwarz Note are due and payable on November 3, 1997. Repayment of the principal and interest on the Schwarz Note is secured by the Ethamolin Assets. The Company used its working capital to make the cash payment at closing.

Basis of Presentation

The unaudited financial statements for the three and nine months ended April 30, 1997 and 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1996 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1996 included in the Company's Annual Report on
Form 10-K/A.

The Company has experienced significant quarterly fluctuations in operating results and increases in expenses and losses since inception and it expects these fluctuations, expenses and losses will continue.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $5,818 and finished goods of $92,433.

Revenue Recognition

Revenues from product sales of Ethamolin and whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for discounts on certain pharmaceuticals under contracts with hospitals and hospital buying groups. For the nine months ended April 30, 1997, such discounts totalled $34,923.

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights"of the Company's Annual Report (Form 10K/A) for the fiscal year ended July 31, 1996 and those discussed in the S-3 Registration Statement (File No. 333-17501) filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 and acquired two FDA-cleared products, Glofil and Inulin, in August 1995 and a third FDA-cleared product, Ethamolin, in November 1996. The Company has sustained an accumulated deficit of $14,056,897 from inception through April 30, 1997. As the Company will not have significant positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Three Months Ended April 30, 1997 Versus Three Months Ended
April 30, 1996

During the quarter ended April 30, 1997, the Company reported sales of $717,658, a 121% increase over the $324,859 reported in the prior-year period, and a gross profit on sales of $569,504, a 152% increase over the $225,976 reported in the prior-year period, both increases resulting principally from the acquisition of Ethamolin. For this same reason, the gross margin in the current quarter as a percent of sales was 79% compared to 70% in the prior-year period.

For the quarter, the Company sustained a loss of $1,148,667 (or $.09 per share), compared to a loss of $787,419 (or $.07 per share) for the prior-year quarter, as expenses increased in all operating areas, except research and development. Sales and marketing expense increased by more than 200%, principally due to the tripling of the field sales force and the hiring of a product manager during the second quarter, increased travel expense by sales and marketing personnel and increased promotional expense. General and administrative expense increased more than 32%, principally due to the continuation of the substantial investor relations program begun during the second quarter and the increased insurance premiums from the product liability insurance coverage obtained during the second quarter. Clinical testing and regulatory expense increased more than 47%, principally due to increased enrollment at the various sites for the Phase II trials of CPC-111 and Ceresine and increased usage of consultants to perform clinical monitoring, data base management and statistical analysis functions. Depreciation and amortization expense increased by $141,621, or nearly 93%, $114,788 of which was due to the amortization of the purchased technology related to the acquisition of Ethamolin during the current quarter.

During the current quarter, research grant income decreased 100% due to the prior-year quarter receiving income from a Phase II SBIR grant that was completed in September 1996. The research and development expense for the quarter includes expenses incurred in connection with the grant.

In addition, net interest and other income for the current quarter declined more than 21% principally due to interest income received in the prior-year quarter from fees and interest on a loan that the Company made during that quarter which was subsequently repaid, coupled with interest expense during the current quarter accruing on the Schwarz Note.

Nine Months Ended April 30, 1997 Versus Nine Months Ended April
30, 1996

During the nine months ended April 30, 1997, the Company reported sales of $1,672,454, an 85% increase over the $903,577 reported in the prior-year period, principally due to the acquisition of Ethamolin. Gross profit on sales was $1,284,438, a 111% increase over the $609,625 reported in the prior-year period, principally due to the acquisition of Ethamolin and because the gross profit in the prior-year period was adversely affected by the recall of a lot of Inulin. As a percent of sales, the gross margin in the current period was 77% compared to 67% in the prior-year period. Without the effect of the recall of the Inulin lot, the gross margin for the prior-year period would have been 72%.

During the nine months ended April 30, 1997, the Company sustained a loss of $3,574,665 (or $.30 per share), compared to a loss of $2,168,359 (or $.19 per share) for the prior-year period, as expenses increased in all operating areas. Sales and marketing expense increased more than 237% for the reasons set forth in the three-month analysis above, plus executive search fees related to the hiring of the previously-mentioned sales and marketing personnel. General and administrative expense increased 57% for the reasons set forth in the three-month analysis above, in addition to a one-time payment of $100,000 to a financial advisor in September 1996, the payment of 1996 and 1997 annual product user fees to the Food and Drug Administration for Glofil and Inulin and increased rent (related to leasing the Company's new executive offices). Clinical testing and regulatory expense increased by nearly 33% for the reasons set forth in the three month analysis above. Depreciation and amortization expense increased by $323,869, or more than 72%, $229,575 of which was due to the amortization of the purchased technology related to the acquisition of Ethamolin during the current nine-month period.

During the current nine-month period, research grant income declined more than 68% for the reason set forth in the three month analysis above. The research and development expense for the current nine-month period includes expenses incurred in connection with the SBIR grants.


Liquidity and Capital Resources

The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, which raised net proceeds of $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised net proceeds of $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised net proceeds of $1,681,000, three private placements of mandatorily convertible notes during April and July 1996, which raised net proceeds of $7,464,000 (the "Notes") and a private placement of Common Stock to the President and Fellows of Harvard College and another institutional investor during March 1997, which raised net proceeds of $4,714,000.

During the current quarter, $3,326,938 in principal amount of the Notes was converted into 769,849 shares of Common Stock, no par value, of the Company.

At April 30, 1997, the Company had cash, cash equivalents and short-term investments of $15,534,297 compared to $15,997,049 at July 31, 1996. At April 30, 1997, working capital was $14,020,580, compared to $15,384,449 at July 31, 1996.

The Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for more than two years dependent, in part, on the timing of the commencement of each phase of the clinical trials on CPC-111 and Ceresine and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions and their resulting cash flows and other factors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the 12th day of June, 1997.

CYPROS PHARMACEUTICAL CORPORATION

By /s/Paul J. Marangos
----------------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer


By /s/ David W. Nassif
----------------------------
Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting
Officer)