Form 10-Q/A
period 1996-10-31
CYPROS PHARMACEUTICAL CORP
filed 1997-08-06
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q/A
___________________________________
(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended October 31, 1996
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _________

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




            TABLE OF CONTENTS
Item                                                      Page
            Part I.
1.          Financial Statements:
            a. Balance Sheets -- October 31, 1996 and
            July 31 1996                                  3
            b. Statements of Operations -- Three Months
            Ended October 31, 1996 and 1995               4
            c. Statements of Cash Flows -- Three Months
            Ended October 31, 1996 and 1995               5
            d. Notes to Financial Statements              6
2.          Management's Discussion and Analysis of
            Financial Condition and Results of Operation  7
            Part II
1.          Legal Proceedings                             *
2.          Changes in Securities                         *
3.          Defaults Upon Senior Securities               *
4.          Submission of Matters to a Vote of Securities *
            Holders
5.          Other Information                             *
6.          Exhibits and Reports on Form 8-K              9
Signatures                                                10


*  No information provided due to inapplicability of item.




PART I.
Item 1. Financial Statements

Cypros Pharmaceutical Corporation

Balance Sheets
                                  October 31,  July 31,
                                  1996         1996
                                  (Unaudited)  (Note)
Assets
Current assets:
  Cash and cash equivalents        $  5,680,741  $  8,306,752
  Short-term investments
                                      9,264,383     7,690,297
  Accounts receivable
                                        179,855       149,626
  Inventory
                                         65,717        63,386
  Prepaid expenses
                                         24,611        61,409


 Total current assets                15,215,307    16,271,470

Property, equipment and leasehold
  improvements, net
                                        631,589       608,206
Purchased technology, net
                                      2,519,868     2,629,427

[Deferred financing costs
                                        471,857      520,011]
Licenses and patents, net
                                        118,518       111,231
Deposits and other assets, net
                                        119,159       126,180


Total assets                       $ 19,076,298  $ 20,266,525


Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable                 $    113,599  $    119,092
  Other accrued liabilities
                                        266,009       387,612
  Purchased asset obligation
                                              -       200,000
  Current portion of capital
  lease obligations                     101,839        81,035
  Current portion of long-term
  debt                                   99,282        99,282


     Total current liabilities          580,729       887,021

Capital lease obligations
                                        227,205       187,265
Long-term debt
                                         16,547        41,367
Deferred rent
                                        122,464       120,411


[Mandatorily convertible notes        7,029,193     6,395,574]


Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 11,613,748
  shares issued and outstanding
  as of October 31, 1996 and
  July 31, 1996
                                     23,454,278    23,421,428
  Deferred compensation
                                      (262,887)     (304,309)

 Accumulated deficit              [(12,091,231)] (10,482,232)


   Total shareholders' equity      [11,100,160]   12,634,887


   Total liabilities and
   shareholders' equity            $ 19,076,298  $ 20,266,525




Note: The balance sheet at July
31, 1996 has been derived from
the audited financial statements
at that date but does not include
all of the information and
footnotes required by generally
accepted accounting principles
for complete financial
statements.


See accompanying notes.

Cypros
Pharmaceutical
Corporation

Statements of
Operations
(Unaudited)

                   Three Months Ended
                   October 31,
                   1996          1995

Net sales              $ 367,131  $  224,728
Cost of sales
                         105,122      53,725

Gross profit
                         262,009     171,003
Operating expenses:
  Sales and              162,456      37,622
  marketing
  General and            756,962     503,844
  administrative
  Clinical testing       376,325     330,434
  and regulatory
  Research and
  development            230,646     202,658

Total operating
expenses               1,526,389   1,074,558


Loss from
operations           (1,264,380)   (903,555)

Research grant
income                    47,400      74,492
Interest income,
net                      284,496     188,583
[Amortization of
discount and costs
on mandatorily
convertible notes      (676,515)          -]


Net loss            [$(1,608,999)] $ (640,480)


Net loss per share   [$  (0.14)]  $    (0.06)



Shares used in        11,613,748  11,364,881
computing net loss
per share

See accompanying
notes.


Cypros Pharmaceutical Corporation

Statements of Cash Flows
(Unaudited)

                                 Three Months Ended October 31,
                                  1996           1995


Operating activities
Net loss
                                 [$(1,608,999)]  $(640,480)
Adjustments to reconcile net loss
to net cash
 used in operating activities:
  Amortization of deferred
compensation                             74,272      55,736
  Compensation expense related to
warrant issuances                             -      74,082
[Amortization of discount and
costs on mandatorily convertible        676,515          -]
notes
  Depreciation and amortization
                                        187,886     147,445
  Deferred rent expense
                                          2,053     (3,889)
  Changes in operating assets and
  liabilities:
    Accounts receivable
                                       (30,229)   (123,910)
    Inventory
                                        (2,331)    (79,476)
    Prepaid expenses
                                         36,798      79,671
    Accounts payable
                                        (5,493)      41,808
    Other accrued liabilities
                                      (116,345)    (11,527)

Net cash flows used in operating
activities                            (785,873)   (460,540)

Investing activities
Payment for purchase of acquired
business                              (200,000)  (1,635,356)
Short-term investments
                                    (1,574,086)     876,027
Purchase of property, equipment
and leasehold improvements             (12,513)    (50,366)
Increase in licenses and patents
                                       (14,172)     (6,123)
(Increase)/decrease in deposits
and other assets                          4,701    (56,076)

Net cash flows used in investing
activities                           (1,796,070)   (871,894)

Financing activities
Issuance of common stock, net
                                              -     943,831
Repurchase and retirement of
common stock                                  -  (1,540,000)
Repayments of long-term debt
                                       (24,820)    (24,821)
Principal payments under capital
lease obligations                      (19,248)     (7,039)

Net cash flows used in financing
activities                             (44,068)   (628,029)

Decrease in cash and cash
equivalents                         (2,626,011)  (1,960,463)

Cash and cash equivalents at
beginning of period                   8,306,752   5,026,745

Cash and cash equivalents at end
of period                          $  5,680,741  $3,066,282


Supplemental disclosure of cash
flow information:
Cash paid for interest
                                   $     12,723  $    9,560


Non-cash investing and financing
activities:
Equipment financed under capital   $     79,992  $   26,553
leases
Purchased asset obligation
                                   $          -  $  400,000

Common stock issued for business
acquisitions                       $          -  $1,032,309



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

2. Subsequent Event

On November 4, 1996, the Company acquired the New Drug Application, the U.S. trademark for Ethamolinr Injection (the "Ethamolin Assets") and the finished goods inventory on hand at closing from Schwarz Pharma, Inc., a Delaware corporation. The acquisition was accomplished in an arm's length negotiation through a purchase of assets and accounted for using the purchase method of accounting. The total purchase price was $3,286,642, of which the Company paid $2,086,642 in cash and issued a $1,200,000 note bearing interest at 8% per annum at closing. The principal and accrued interest on the note are due and payable on November 3, 1997. Repayment of the principal and interest on the note is secured by the Ethamolin Assets. The Company used its working capital to make the cash payment at closing.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

[The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 and acquired two FDA-cleared products, Glofil and Inulin, in August 1995. The Company has sustained an accumulated deficit of $12,091,231 from inception through October 31, 1996. As the Company will not have significant positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.]

Results of Operations

[During the fiscal quarter ended October 31, 1996, the Company sustained a loss of $1,608,999 (or $.14 per share) compared to a loss of $640,480 (or $.06 per share) for the prior-year quarter. Sales for the current quarter were $367,131, a 63% increase over the $224,728 in sales reported in the prior-year quarter. Sales and marketing expense increased by 332% to $162,456 in the current quarter due to increased payroll expense related to additional field sales representatives, their travel and related expense and increased promotional expense.]

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

[During the current quarter, the Company recognized $676,515 of expense related to the amortization of (i) the discount available upon conversion of the $8 million in principal amount of mandatorily convertible notes issued in three private placements between April and July of 1996 and (ii) the deferred financing costs related to these placements.]

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










SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San
Diego, State of California, on the 5th day of August, 1997.

CYPROS PHARMACEUTICAL CORPORATION

By  Paul J. Marangos
----------------------
Chairman of the Board,
President and Chief Executive Officer


David W. Nassif
-----------------------
Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)