Form 10-Q/A
period 1997-01-31
CYPROS PHARMACEUTICAL CORP
filed 1997-08-06
CIK 891288

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














               PART I.
Item 1. Financial Statements

  Cypros Pharmaceutical Corporation

           Balance Sheets

                                       January 31,     July 31,
                                           1997          1996
                                       (Unaudited)      (Note)

Assets
Current assets:
  Cash and cash equivalents            $  4,172,007    $8,306,752

  Short-term investments                  7,662,930     7,690,297

  Accounts receivable                       280,103       149,626

  Inventory                                 104,574        63,386

  Prepaid expenses                          173,470        61,409


  Total current assets                   12,393,084    16,271,470


Property, equipment and leasehold
  improvements, net                         622,110       608,206

Purchased technology, net                 5,509,569     2,629,427

[Deferred financing costs                   428,961      520,011]

Licenses and patents, net                   137,303       111,231

Deposits and other assets, net              119,274       126,180


  [Total assets                        $ 19,210,301  $20,266,525]


Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                      $    317,061  $   119,092

 Other accrued liabilities                  451,383       387,612

 Purchased asset obligation               1,224,000       200,000
 Current portion of capital lease
  obligations                               103,688        81,035

 Current portion of long-term debt           91,008        99,282


     Total current liabilities            2,187,140       887,021


Capital lease obligations                   201,467       187,265

Deferred rent                               128,169       120,411

Long-term debt                                    -        41,367

[Mandatorily convertible notes            7,660,481    6,395,574]

[Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 11,613,748
  shares issued and outstanding as of
  January 31, 1997 and
  July 31, 1996                          23,455,450   23,421,428]

  Deferred compensation                   (163,477)     (304,309)

  [Accumulated deficit                 (14,258,929) (10,482,232)]


  [Total shareholders' equity             9,033,044   12,634,887]

     [Total liabilities and
     shareholders' equity              $ 19,210,301 $ 20,266,525]


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.






 Cypros Pharmaceutical
      Corporation

Statements of Operations
      (Unaudited)

                           Three     Six Months Ended
                           Months      January 31,
                           Ended
                          January
                            31,
                            1997      1996       1997      1996

Net sales                 $587,665   $353,990 $ 954,796    $578,718

Cost of sales              134,741    141,344   239,862     195,069


Gross profit               452,924    212,646   714,934     383,649
Operating expenses:

  Sales and marketing      257,182     76,710   419,638     114,332

  General and              699,423    396,788 1,320,934     773,004
administrative
  Clinical testing and
  regulatory               560,983    391,773   900,433     711,774

  Research and             271,004    221,655   486,090     414,929
development
  Depreciation and
  amortization             290,154    148,347   478,040     295,792


Total operating expenses 2,078,746  1,235,273 3,605,135   2,309,831



Loss from operations   (1,625,822) (1,022,627) (2,890,201) (1,926,182)


Research grant income       32,090     91,434    79,490     165,926

Interest income, net       100,217    190,733   384,713     379,316

[Amortization of
discount and costs on
mandatorily convertible  (674,184)          - (1,350,699)           -
notes

[Net loss               $(2,167,699) $(740,460) $(3,776,697) $(1,380,940)]          )        7)          )]


[Net loss per share    $  (0.19)  $   (0.06)  $   (0.33)  $   (0.12)]


Shares used in computing
net loss per share       11,613,748  11,419,590  11,613,748  11,390,301

See accompanying notes.



  Cypros Pharmaceutical Corporation

      Statements of Cash Flows
             (Unaudited)

                                       Six Months Ended
                                       January 31,
                                       1997           1996

Operating activities
[Net loss                              $(3,776,697)  $(1,380,940)]
Adjustments to reconcile net loss to
net cash used in operating
activities:
  Amortization of deferred
  compensation                             174,854        96,509
  Compensation expense related to
  warrant issuances                             -         74,082
  [Amortization of discount and costs
  on                                      1,350,699             -]
  mandatorily convertible notes

  Depreciation and amortization             478,040        295,792

  Deferred rent expense                       7,758          2,222
  Changes in operating assets and
  liabilities; net of effects from
  acquisitions:

    Accounts receivable                   (130,477)      (229,557)

    Inventory                                31,406       (40,902)

    Prepaid expenses                      (112,061)      (108,070)

    Accounts payable                        197,969          8,474

    Other current liabilities                93,029        292,397

Net cash flows used in operating
activities                              (1,685,480)      (989,993)
Investing activities

Payment for purchase of acquired        (2,286,642)    (1,835,356)
business

Short-term investments                       27,367      2,701,802

Note receivable                                   -    (1,000,000)
Purchase of property, equipment and
leasehold improvements                     (59,269)       (60,360)

(Increase)/decrease in licenses and           2,266        (6,597)
patents

Increase in deposits and other assets      (40,209)       (18,411)


Net cash flows used in investing        (2,356,487)      (218,922)
activities
Financing activities
Issuance of common stock, net                     -
                                                           869,749

Repurchase and retirement of common               -    (1,540,000)
stock

Repayments of long-term debt               (49,641)       (49,642)
Principal payments under capital
lease obligations                          (43,137)       (14,307)


Net cash flows used in financing           (92,778)      (734,200)
activities


Decrease in cash and cash equivalents   (4,134,745)    (1,943,115)
Cash and cash equivalents at
beginning of period                       8,306,752      5,026,745


Cash and cash equivalents at end of    $  4,172,007 $    3,083,630
period
Supplemental disclosure of cash flow
information:
                                       $     26,932 $       17,955
Cash paid for interest
Non-cash investing and financing
activities:
Issuance of common stock in business
acquisition                            $          - $    1,032,309

Issuance of purchased asset
obligation in business acquisitions     $ 1,200,000 $      200,000


Equipment financed under capital       $     79,992 $       26,553
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

Results of Operations

Three Months Ended January 31, 1997 Versus Three Months Ended
January 31, 1996

During the quarter ended January 31, 1997, the Company reported sales of $587,665, a 66% increase over the $353,990 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $452,924, a 113% increase over the $212,646 reported in the prior-year period. As a percent of sales, the gross margin in the current quarter was 77% compared to 60% in the prior-year period. Without the effect of the recall of a lot of Inulin, the gross margin for the prior-year period would have been 72%.

[For the quarter, the Company sustained a loss of $2,167,699 (or $.19 per share), compared to a loss of $740,460 (or $.06 per share) for the prior-year quarter, as expenses increased in all operating areas. Sales and marketing expense increased by more than 235% principally due to the tripling of the field sales force, the hiring of a product manager, executive search fees relating to these hires and increased travel expense by sales and marketing personnel. General and administrative expense increased more than 76% principally due to the launch of a substantial investor relations program, the payment of 1996 and 1997 annual product user fees to the Food and Drug Administration for Glofil and Inulin, and increased payroll expense. Clinical testing and regulatory expense increased more than 43% principally due to increased enrollment at the various sites for the Phase II trials of CPC-111 and CPC-211. Depreciation and amortization expense increased more than 95% principally due to the amortization of the purchased technology related to the acquisition of Ethamolin during the current quarter.]

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

Six Months Ended January 31, 1997 Versus Six Months Ended January
31, 1996

During the six months ended January 31, 1997, the Company reported sales of $954,796, a 65% increase over the $578,718 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $714,934, an 86% increase over the $383,649 reported in the prior-year period, principally because the gross profit in the prior-year period was adversely affected by the recall of a lot of Inulin. As a percent of sales, the gross margin in the current period was 75% compared to 66% in the prior-year period. Without the effect of the recall of the Inulin lot, the gross margin for the prior-year period would have been 74%.

[During the six months ended January 31, 1997, the Company sustained a loss of $3,776,697 (or $.33 per share), compared to a loss of $1,380,940 (or $.12 per share) for the prior-year period, as expenses in all operating areas. Sales and marketing expense increased more than 267% for the reasons set forth in the three-month analysis above. General and administrative expense increased 71% for the reasons set forth in the three-month analysis above in addition to a one-time payment of $100,000 to a financial advisor in September 1996. Clinical testing and regulatory expense increased by more than 26% principally due to increased payments to clinical research organizations managing two of the Company's Phase II clinical trials and increased usage of consultants to perform clinical monitoring, data base management and statistical analysis functions. Depreciation and amortization expense increased more than 61% for the reason set forth in the three-month analysis above.]

During the current six-month period, research grant income declined more than 52% for the reason set forth in the three-month analysis above. The research and development expense for the current six-month period includes expenses incurred in connection with the SBIR grants.

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

                      Vote             Votes   Abstensions  Broker                      For         Against      ns       r
                      For              Against              Non-Votes

(1) Election of Directors
    to hold office
    until the 1998
    Annual Meeting of
    Shareholders

    Paul J. Marangos  8,872,294         7,589      0        0
    Robert F.         8,868,693        11,190      0        0
    Allnutt
    Digby W. Barrios  8,875,793         4,090      0        0
    Virgil Thompson   8,875,693         4,190      0        0
    Robert A.         8,865,797        14,086      0        0
    Vukovich

(2) Ratification of
    the selection of
    Ernst &
    Young LLP as the
    Company's
    independent
    auditors for the
    fiscal year
    ending July 31,   8,860,284        5,100     4,499    10,000
    1997

Item 6. Exhibits and Reports on Form 8-K.
(a)  Exhibits.
     No exhibits are included in this report.

(b)  Reports on Form 8-K.
     A report on Form 8-K/A, pertaining to Item 7, "Financial
     Statements and Exhibits", was filed by the Company on January 16,1997.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San
Diego, State of California, on the 5th day of August, 1997.

CYPROS PHARMACEUTICAL CORPORATION
/s/----------------------------
By Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

/s/----------------------------
By David W. Nassif
Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)