Form 10-Q/A
period 1997-01-31
CYPROS PHARMACEUTICAL CORP
filed 1997-08-06
CIK 891288

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

[During the current quarter, the Company recognized $674,184 of expense related to the amortization of (i) the discount available upon conversion of the $8 million in principal amount of mandatorily convertible notes issued in three private placements between April and July of 1996 and (ii) the deferred financing costs related to these placements.]

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

[During the current six-month period, the Company recognized $1,350,699 of expense related to the amortization of (i) the discount available upon conversion of the $8 million in principal amount of mandatorily convertible notes issued in three private placements between April and July of 1996 and (ii) the deferred financing costs related to these placements.]
Liquidity and Capital Resources

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