Form 10-Q/A
period 1997-04-30
CYPROS PHARMACEUTICAL CORP
filed 1997-08-06
CIK 891288

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


            PART I.
Item 1. Financial Statements

     Cypros Pharmaceutical
          Corporation

        Balance Sheets

                                 April 30,    July 31,
                                   1997         1996
Assets                          (Unaudited)    (Note)

Current assets:

  Cash and cash equivalents     $   3,013,404  $  8,306,752

  Short-term investments           12,520,893     7,690,297
  Accounts receivable                 425,831       149,626

    Inventory                          98,251        63,386

    Prepaid expenses                  124,253        61,409


     Total current assets          16,182,632     16,271,470

Property, equipment and
leasehold
    improvements, net                 656,619        608,206

Purchased technology, net           5,285,222      2,629,427


[Deferred Financing Costs             294,216       520,011]
Licenses and patents, net             159,825       111,231
Deposits and other assets, net        127,160       126,180


     [Total assets                 $22,705,674   $20,266,525]


Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable                 $289,718     $    119,092                                  289,718
    Other accrued liabilities       451,033          387,612
    Purchased asset obligation    1,248,000          200,000
    Current portion of capital
    lease obligations               107,113           81,035
    Current portion of long-         66,188           99,282
    term debt

     Total current liabilities    2,162,052          887,021

Capital lease obligations           173,368          187,265

Deferred rent                       130,407          120,411

Long-term debt                         -              41,367


[Mandatorily convertible notes    4,521,145        6,395,574]
Shareholders' equity:
[Common stock, 30,000,000
shares authorized, 13,460,097
and 11,613,748 shares issued
and outstanding as of
April 30, 1997 and July 31,
1996, respectively              31,602,997       23,421,428]
  Deferred compensation           (154,352)        (304,309)


  [Accumulated deficit         (15,729,943)     (10,482,232)]
                                         )

    [Total shareholders' equity 15,718,702       12,634,887]


    [Total liabilities and
    shareholders' equity        $22,705,674     $20,266,525]


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.


      Cypros
  Pharmaceutical
    Corporation

   Statements of
    Operations
    (Unaudited)




                      Three Months Ended        Nine Months Ended
                      April 30,                    April 30,


                       1997      1996       1997        1996

Net sales            717,658    324,859  1,672,454    903,577
Cost of sales        148,154     98,883    388,016    293,952

Gross profit         569,504    225,976  1.284,438    609,625
Operating expenses:
  Sales and
  marketing          287,212     95,473    706,850    209,805
  General and
  administrative     599,111    452,192  1,920,045   1,225,196
  Clinical testing
  and                441,767    298,521  1,342,200   1,010,295
  regulatory
  Research and
  development        234,578    273,254    720,668     688,183
  Depreciation and
  amortization       293,989   152,368     772,029     448,160



Total operating     1,856,657  1,271,808  5,461,792  3,581,639
expenses

Loss from         (1,287,153) (1,045,832)(4,177,354)(2,972,014)
operations

Research grant
income                      -    83,074     79,490     249,000
Interest and other
income, net          138,486    175,339    523,199     554,655

[Amortization of    (322,347)          - (1,673,046)        -]
discount and costs
on mandatorily
convertible notes

[Net loss         $(1,471,014)$(787,419) $(5,247,71  $(2,168,359)]


[Net loss per share $   (0.12) $   (0.07)  $   (0.44)  $  (0.19)]


Shares used in
computing net loss  12,431,095 11,604,373 11,880,209   11,457,199
per share

See accompanying notes.



     Cypros Pharmaceutical
          Corporation

   Statements of Cash Flows
          (Unaudited)
                                   Nine
                                  Months
                                  Ended
                                April 30,
                                   1997        1996

Operating activities
[Net loss                       $(5,247,711)  $(2,168,359)]
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Amortization of deferred
  compensation                     283,519     208,296
  Compensation expense related
  to                                     -      74,082
  warrant issuances
  [Amortization of discount and  1,673,046          -]
   costs on mandatorily
   convertible notes
  Depreciation and amortization
                                   772,029     448,160
  Deferred rent expense
                                     9,996      20,451
  Changes in operating assets
  and
  liabilities, net of effects
    from acquisitions:
    Accounts receivable
                                  (276,205)   (206,855)

    Inventory                       37,729    (27,030)

    Prepaid expenses              (62,844)    (71,530)

    Accounts payable               170,626     131,203

    Other current liabilities      116,679      91,033

Net cash flows used in
operating activities            (2,523,136) (1,500,549)


Investing activities
Payment for purchase of
acquired businesses             (2,286,642) (1,835,356)

Short-term investments
                                (4,830,596)   2,741,435


Note receivable                            -   (200,000)
Purchase of property, equipment
and leasehold improvements         (152,298)   (169,877)
Increase in licenses and
patents                             (71,533)    (27,182)
(Increase)/decrease in deposits
and other assets                     (7,940)      38,442


Net cash flows from/(used in)
investing activities             (7,349,009)     547,462


Financing activities
Issuance of common stock, net
                                   4,721,069     902,036
Issuance of mandatorily
convertible notes                          -     939,825
Repurchase and retirement of
common stock                               -  (1,540,000)
Repayments of long-term debt         (74,461)    (74,462)
Principal payments under
capital lease obligations            (67,811)    (25,390)


Net cash flows from financing     4,578,797       202,009
activities

Decrease in cash and cash
equivalents                      (5,293,348)     (751,078)


Cash and cash equivalents at
beginning of period               8,306,752     5,026,745

Cash and cash equivalents at
end of period                 $   3,013,404 $   4,275,667




Supplemental disclosure of cash
flow information:
Cash paid for interest        $      40,362 $      34,261


Non-cash investing and
financing activities:
Issuance of common stock in
business acquisition          $          -  $    1,032,309

[Notes converted into common
stock                             3,326,938              -]


Issuance of purchased asset
obligation in business        $  1,200,000  $      200,000
acquisitions

Equipment financed under
capital leases                $     79,992          76,553


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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights"of the Company's Annual Report (Form 10-K/A) for the fiscal year ended July 31, 1996 and those discussed in the S-3 Registration Statement (File No. 333-17501) filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

[The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 and acquired two FDA-cleared products, Glofil and Inulin, in August 1995 and a third FDA-cleared product, Ethamolin, in November 1996. The Company has sustained an accumulated deficit of $15,729,943 from inception through April 30, 1997. As the Company will not have significant positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.]

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

[For the quarter, the Company sustained a loss of $1,471,014 (or $.12 per share), compared to a loss of $787,419 (or $.07 per share) for the prior-year quarter, as expenses increased in all operating areas, except research and development. Sales and marketing expense increased by more than 200%, principally due to the tripling of the field sales force and the hiring of a product manager during the second quarter, increased travel expense by sales and marketing personnel and increased promotional expense. General and administrative expense increased more than 32%, principally due to the continuation of the substantial investor relations program begun during the second quarter and the increased insurance premiums from the product liability insurance coverage obtained during the second quarter. Clinical testing and regulatory expense increased more than 47%, principally due to increased enrollment at the various sites for the Phase II trials of CPC-111 and Ceresine and increased usage of consultants to perform clinical monitoring, data base management and statistical analysis functions. Depreciation and amortization expense increased by $141,621, or nearly 93%, $114,788 of which was due to the amortization of the purchased technology related to the acquisition of Ethamolin during the current quarter.]

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

[During the current quarter, the Company recognized $187,602 of expense related to the amortization of the discount on the $8 million in principal amount of mandatorily convertible notes issued in three private placements between April and July of 1996.]

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

[During the nine months ended April 30, 1997, the Company sustained a loss of $5,247,711 (or $.44 per share), compared to a loss of $2,168,359 (or $.19 per share) for the prior-year period, as expenses increased in all operating areas. Sales and marketing expense increased more than 237% for the reasons set forth in the three-month analysis above, plus executive search fees related to the hiring of the previously-mentioned sales and marketing personnel. General and administrative expense increased 57% for the reasons set forth in the three-month analysis above, in addition to a one-time payment of $100,000 to a financial advisor in September 1996, the payment of 1996 and 1997 annual product user fees to the Food and Drug Administration for Glofil and Inulin and increased rent (related to leasing the Company's new executive offices). Clinical testing and regulatory expense increased by nearly 33% for the reasons set forth in the three-month analysis above. Depreciation and amortization expense increased by $323,869, or more than 72%, $229,575 of which was due to the amortization of the purchased technology related to the acquisition of Ethamolin during the current nine-month period.]

During the current nine-month period, research grant income declined more than 68% for the reason set forth in the three-month analysis above. The research and development expense for the current nine-month period includes expenses incurred in connection with the SBIR grants.

[During the current nine-month period, the Company recognized $1,452,509 of expense related to the amortization of the discount on the $8 million in principal amount of mandatorily convertible notes issued in three private placements between April and July of 1996.]


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San
Diego, State of California, on the 6th day of August, 1997.

CYPROS PHARMACEUTICAL CORPORATION

By Paul J. Marangos
/s/----------------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer


By David W. Nassif
/s/----------------------------
Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)