Form 10-K/A
period 1996-07-31
CYPROS PHARMACEUTICAL CORP
filed 1997-08-07
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
________________________

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



General

The Company is developing and marketing acute care drugs for the hospital market. On August 9, 1995, it acquired its first marketable products, Glofil and Inulin, two injectable drugs that assess kidney function by the measurement of glomerular filtration rate ("GFR"). It is also currently conducting six
(6) Phase II clinical trials on CPC-111 and CPC-211, two drugs potentially indicated for a number of major disorders caused by impaired blood flow, known as "ischemia". These disorders include heart attack and ischemic heart disease, surgically induced ischemia, sickle cell anemia crises, stroke and closed head injury and the drugs are covered by U.S. patents. During the year, the Company made two interim releases of statistically significant data from 55 patients in its Phase II clinical trial of CPC-111 in coronary artery bypass grafting surgery patients which showed that CPC-111 is acting as a cardioprotective drug. (See Clinical Programs on page 8).

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

Acquired Products for the Hospital Market

The Company's strategy includes building near-term sustainability with the cash flow from acquired acute care products for the hospital market with the goal of reducing its overall cash consumption rate and building its sales, marketing and distribution infrastructure in advance of FDA clearance of CPC111 and CPC-211.

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

The Pathology of Ischemia

Metabolic Aspects (General, All Tissues)

All living animal cells require glucose and oxygen to survive, both of which are supplied to tissues by the blood. Glucose is transformed into carbon dioxide and water with the resultant formation of ATP. ATP is the universal fuel which is required to keep the cell alive. During and after ischemia, the decrease in cellular ATP levels damages the cell and, the Company believes, results in the toxic ischemic cascade, a myriad of celldamaging processes discussed below which cause further cell damage.

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

The Toxic Ischemic Cascade

Ischemia-induced cell damage triggers a number of processes which cause further damage to each affected cell and its surrounding cells. This myriad of destructive processes is facilitated by reperfusion injury, which occurs after blood flow is reestablished. The traumatized, ATP-depleted cell enters into the toxic ischemic cascade, resulting in the release of a host of toxic agents, including damaging reactive chemicals called free radicals, as well as other molecules that are products of cell membrane breakdown, all of which damage cells. Excessive intracellular calcium buildup is also an element of the toxic ischemic cascade and also triggers a host of other damaging processes such as activation of proteolytic enzymes (enzymes that break down proteins) which digest cells and activation of protein kinases which regulate cell metabolism. The traumatized cell also releases agents which stimulate the immune system, activating various blood cells, such as neutrophils and macrophages which actually eliminate the cell affected by ischemia. Rather than target each of these myriad events, the Company's drugs, CPC-111 and CPC-211, address the issue of ATP replenishment so that the cell can correct the ischemic cascade naturally.

There are currently no known FDA-approved cytoprotective drugs. Those under development are, to the Company's knowledge, primarily aimed at specific elements of the toxic ischemic cascade. The Company believes that its approach to cytoprotective drug development is unique in that it seeks to preempt or reverse the entire cascade by decreasing the initial metabolic trauma which triggers it (i.e., ATP depletion). The Company believes that this approach is preferable to treating specific elements of the cascade, since it more comprehensively addresses the underlying pathology and should therefore result in more efficacious therapy.

Ischemia Drugs in Development - The Metabolism Program

The Company is conducting four Phase II clinical trials on CPC 111 and two Phase II trials on CPC-211. These drugs are designed to minimize the tissue damage associated with cardiovascular ischemia (e.g., congestive heart failure and angioplasty), surgically-induced ischemia, sickle cell anemia crises, and acute cerebral ischemia (specifically, stroke and traumatic head injury). The Company expects to finish these trials during the fiscal year ending July 31, 1997 and also to begin Phase III trials with CPC-111 and CPC-211 in at least one indication each.

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

There are published U.S. and foreign clinical studies with CPC 111 indicating that is is well tolerated in humans with little or no side effects. More than 500 patients have been tested with the drug worldwide. These studies indicate that the drug improves heart function in congestive heart failure patients as well as in other situations where the heart is injured.

In December 1995 and in August 1996, the Company released data from its Phase II trial with CPC-111 in coronary artery bypass grafting surgery patients. Stage 1 data comprised 10 active-and 10 placebo-treated patients with the former receiving 250 mg/kg of CPC-111 prior to the surgery. Stage 3 data comprised 15 activeand 15 placebo-treated patients with the former receiving 250 mg/kg of CPC-111 prior to surgery and the cardioplegia solution was supplemented with 2.5 mM of the drug.

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

The Company is continuing this study, comprising another 10 active- and 10 placebo-treated patients with the former receiving
125 mg/kg of CPC-111 pre-bypass, which is necessary to determine the dose-response curve. Also, the Company will determine whether response is improved by adding two post-bypass doses to the prebypass dose of the drug in an additional 15 active- and 15 placebo-treated patients.

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

Manufacturing

The Company does not currently intend to undertake the manufacture of any drugs which may derive from its technologies. Glofil is manufactured for the Company by the former owner of the drug and Inulin is manufactured for the Company by one of its existing contract manufacturers. In the case of CPC-111 and CPC 211, there are alternative sources of supply for the bulk drug in existence, and the Company has entered into arrangements with third parties to manufacture and formulate CPC-111 and CPC-211 for clinical trials. There can be no assurance that any of the Company's contract manufacturers will continue to meet the Company's requirements for quality, quantity and timeliness or the FDA's current Good Manufacturing Practice ("cGMP") requirements or that the Company would be able to find a substitute manufacturer for Glofil, Inulin, CPC-111, CPC-211 or any other of its drugs which would meet these requirements or that lots will not have to be recalled with the attendant financial consequences to the Company. The Company's dependence upon others for the manufacture of its drugs may adversely affect the future profit margin, if any, on the sale of those drugs and the Company's ability to develop and deliver products on a timely and competitive basis. In the event the Company is unable to obtain or retain contract manufacturers or to obtain manufacturing on commercially acceptable terms, it may not be able to commercialize its drugs as planned.

Sales and Marketing

The commercialization of drug products is an expensive and time consuming enterprise. The Company currently has a customer service representative and three field sales representatives for Glofil and Inulin and is hiring additional sales representatives. The Company believes that it will be able to serve the hospital market in North America with a 50 to 70 person sales and marketing staff. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its drugs.

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

Under Title 35 of the United States Code, as amended by the General Agreement on Tariffs and Trade implementing the Uruguay Round Agreement Act of 1994 ("GATT"), patents that issue from patent applications filed prior to June 8, 1995, will enjoy a 17year period of enforceability as measured from the date of patent issue while those that issue from applications filed on or after June 8, 1995 will enjoy a 20-year period of enforceability as measured from the date the patent application was filed or the first claimed priority date, whichever is earlier. Patents that issue from applications filed on or after June 8, 1995, may be extended under the term extension provisions of GATT for a period up to five years to compensate for any period of enforceability lost due to interference proceedings, government secrecy orders or appeals to the Board of Patent Appeals or the Federal Circuit.

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

Furthermore, inventions or processes discovered by the SAB and CTAB members will not, unless otherwise agreed, become the property of the Company but will remain the property of such persons or of their full-time employers. In addition, the institutions with which the members are primarily affiliated may make available the research services of their scientific and other skilled personnel, including the members, to entities other than the Company. In rendering such services, such institutions may be obligated to assign or license to a competitor of the Company patents and other proprietary information which may result from such services, including research performed by a member for a competitor of the Company. Scientific and Other Personnel
As of September 30, 1996, the Company had 31 full-time employees, seven of whom hold Ph.D. degrees, one of whom also holds an M.D. degree and one of whom holds a J.D. degree. Twelve of the fulltime employees are employed in finance and general administration, seven in clinical and regulatory affairs and quality assurance, seven in research and development, and five in sales and marketing, customer service and business development. The Company believes that it maintains good relations with its employees.
Executive Officers of Registrant

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

                                                  <
                                               C
Statement of
  Operations Data:
Net sales                   $ $      - $      - $      -  $
1,275
                            -
Gross Profit                -       -        -        -
870
Total operating           359   1,715    2,565    3,910
4,988
expenses
Loss from operations    (359) (1,715)  (2,565)  (3,910)
(4,118)
Other income, net          51     121      190      797
1,028

Net loss                (308) (1,594)  (2,375)  (3,113)
(3,090)
Net loss per share     (0.07)  (0.28)   (0.32)   (0.32)
(0.27)
Shares used in
computing
    net loss per        4,350   5,637    7,357    9,860
11,518
share


                       July
                       31,

Balance Sheet Data:    1992     1993     1994     1995     1996


Cash, cash
equivalents and
   short-term               $       $        $        $
$
investments               220   4,444    5,666   13,442   15,997
Working capital
                           27   4,311    5,284   12,934   15,384
Total assets
                          303   4,900    6,206   14,175   19,747
Long-term debt
                            -     160      240      195   [6,624]
Common stock
                          257   6,748    9,927   20,945   [23,421]
Accumulated deficit
                        (310) (1,904)  (4,279)  (7,392)   (10,482)
 Total shareholders'
equity                    110   4,578    5,476   13,366   [12,635]




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

Item 13.  Certain Relationships and Related Transactions.
The information required by this item is hereby incorporated by reference to the section entitled "Transactions with Related
Parties" in the Proxy Statement.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
K.
(a) (1)(2) Financial Statements and Schedules.
The financial statements are incorporated herein by reference from Exhibit 99.1, which begins with the Table of Contents on Page F- 1.

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



















SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the [4th day of August, 1997].




CYPROS PHARMACEUTICAL CORPORATION
(Signature)
Paul J. Marangos
Chairman of the Board, President and Chief Executive Officer

*

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
Paul J. Marangos         Chairman of the Board         [August
4,1997]
(Signature)              President and Chief Executive
                         Officer and Director
                         (Principal Executive Officer)

David W. Nassif          Vice President, Chief         [August
4,1997]
(Signature)              Financial Officer
                         and Secretary
                         (Principal Financial and Accounting Officer)

*----------------        Director                      [August 4,
1997]
(Signature)

Bernard B. Levine        Director                      [August 4,
1997]


*----------------        Director                      [August 4,
1997] (Signature)

*----------------        Director                      [August 4,
1997] (Signature)

[*By: David W. Nassif
     ----------------
     David W. Nassif, Attorney-in-fact]





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


Form 10-K Items 14(a) (1) and (2)

Cypros Pharmaceutical Corporation

Years ended July 31, 1996, 1995 and 1994 wi33th Report of Independent Auditors

reflect these uncertainties.