Form 10-K/A
period 1996-07-31
CYPROS PHARMACEUTICAL CORP
filed 1997-08-26
CIK 891288

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

                      Years
                      ended
                       July
                       31,

                       1992     1993     1994     1995     1996


Statement of
  Operations Data:
Net sales           $     - $      - $      -  $    -   $ 1,275

Gross Profit              -       -        -        -       870
Total operating          359   1,715    2,565    3,910    4,988
expenses
Loss from operations    (359) (1,715)  (2,565)  (3,910)  (4,118)
Other income, net         51     121      190      797    1,028

Net loss                (308) (1,594)  (2,375)  (3,113)  (3,090)
Net loss per share     (0.07)  (0.28)   (0.32)   (0.32)  (0.27)
Shares used in
computing
   net loss per        4,350   5,637    7,357    9,860   11,518
   share


                       July
                       31,

Balance Sheet Data:    1992     1993     1994     1995     1996


Cash, cash
equivalents and
short-term
investments          $    220   4,444    5,666   13,442   15,997
Working capital            27   4,311    5,284   12,934   15,384

Total assets              303   4,900    6,206   14,175  [20,267]
Long-term debt             -     160      240      195    [6,624]
Common stock              257   6,748    9,927   20,945  [23,421]
Accumulated deficit     (310) (1,904)  (4,279)  (7,392)  (10,482)
 Total shareholders'
 equity                  110   4,578    5,476   13,366   [12,635]




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

Liquidity and Capital Resources

[The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, which raised $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised $1,681,000, that it had received as part of its compensation for the IPO and private placements of mandatorily convertible notes during April and July 1996, (the "Notes") which raised $8,000,000. At July 31, 1996, the Company had cash, cash equivalents and short-term investments of $15,997,000, compared to $13,442,000 at July 31, 1995. The period-to-period increase was principally due to the private placement of convertible notes. This factor also contributed to the increase in working capital at July 31, 1996 to $15,384,000, compared to $12,934,000 at July 31, 1995.]

[The Notes are convertible at the option of the investors into shares of the Company's Common Stock at various dates from January 31, 1997 through July 31, 1999 at a discount to the market price of the stock immediately preceding conversion, ranging from 15% to 25%, with the actual discount depending on the length of time each investor has held the Note being converted. The Notes must be converted at various dates through July 31, 1999. The Company is required to register with the SEC the shares of Common Stock issuable upon conversion of the Notes on or prior to the expiration of the allowable conversion periods. The Notes were originally classified as a component of shareholders' equity for several reasons, including the fact that they are non-interest-bearing and convertible only into Common Stock of the Company, absent unusual circumstances.]

[However, on August 26, 1997, in conjunction with an SEC review of a registration statement filed by the Company and in consideration of certain positions formally adopted by the SEC in March 1997, the Company reclassified the Notes to long-term debt. The Notes are recorded net of the $1,582,935 discount available upon conversion (assuming full conversion at the earliest possible date(s), and the discount represents an effective interest rate of 33%. The discount has been added to Common Stock and will be amortized to expense in fiscal 1997.]

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

Exhibit
Number    Description
10.1      Forms of Incentive Stock Option and Nonstatutory
Stock Option.*

10.2      Amended 1992 Stock Option Plan.**

10.3      Form of Stock Purchase and Right of First
Refusal Agreement, with related schedule.*

10.4 Employment Agreement, dated July 10, 1991 as amended and restated September, 1992, between the Registrant and Paul J. Marangos, Ph.D. *

10.5      Amendment No. 1 to Employment Agreement, dated May
9,1994, between the Registrant and Paul J. Marangos, Ph.D.***

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the [26th day of August, 1997].


CYPROS PHARMACEUTICAL CORPORATION
(Signature)
Paul J. Marangos
Chairman of the Board, President and Chief Executive Officer

*

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature          Title                         Date
Paul J. Marangos   Chairman of the Board         [August 26,1997]
(Signature)        President and Chief Executive
                   Officer and Director
                  (Principal Executive Officer)

David W. Nassif   Vice President, Chief         [August 26,1997]
(Signature)       Financial Officer
                  and Secretary
                 (Principal Financial and Accounting Officer)

*---------------  Director                      [August 26,1997]
(Signature)

Bernard B. Levine Director                      [August 26,1997]


*---------------- Director                      [August 26,1997]
 (Signature)

*---------------- Director                      [August 26,1997]
 (Signature)

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


Form 10-K Items 14(a) (1) and (2)

Cypros Pharmaceutical Corporation

Years ended July 31, 1996, 1995 and 1994 with Report of Independent Auditors