Form 10-K/A
period 1996-07-31
CYPROS PHARMACEUTICAL CORP
filed 1997-09-05
CIK 891288

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the [5th day of September, 1997].


CYPROS PHARMACEUTICAL CORPORATION
(Signature)
Paul J. Marangos
Chairman of the Board, President and Chief Executive Officer

*

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature          Title                         Date
Paul J. Marangos   Chairman of the Board         [September 5,1997]
(Signature)        President and Chief Executive
                   Officer and Director
                  (Principal Executive Officer)

David W. Nassif   Vice President, Chief         [September 5,1997]
(Signature)       Financial Officer
                  and Secretary
                 (Principal Financial and Accounting Officer)

*---------------  Director                      [September 5,1997]
(Signature)

Bernard B. Levine Director                      [September 5,1997]


*---------------- Director                      [September 5,1997]
 (Signature)

*---------------- Director                      [September 5,1997]
 (Signature)

[*By: David W. Nassif
- ----------------
David W. Nassif, Attorney-in-fact]



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