Form 10-K
period 1997-07-31
CYPROS PHARMACEUTICAL CORP
filed 1997-10-29
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
________________________
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended July 31, 1997
                              OR
[     ] Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-20772
CYPROS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)
California                              33-0476164
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification
No.)

2714 Loker Avenue West                  (Zip Code)
Carlsbad, California                    92008
(Address of principal executive offices)

Registrant's telephone number, including area code:
(760) 929-9500

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

As of October 23,1997, the Registrant had 14,521,121 shares of Common Stock, no par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $69,709,182 based upon the last sales price of the Registrant's Common Stock reported on the National Association of Securities Dealers, Inc. Automated Quotation National Market System.*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
_______________
* Excludes 1,626,937 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent of the shares outstanding on October 23,1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1998 Annual
Meeting of Shareholders to be filed on or before November 28, 1997 are incorporated by reference into Part III.

PART I.

Item 1. Business.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the description of the Company's business below and the sections entitled "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

General

The Company is developing and marketing acute care drugs for the hospital market. The Company's sales and marketing force is currently marketing three products, Glofil and Inulin, two injectable drugs that assess kidney function by the measurement of glomerular filtration rate, and Ethamolin, an injectable drug that treats bleeding esophageal varices. Within its development programs, the Company is currently conducting Phase II clinical trials on CPC-111 and Ceresine (formerly CPC
211), two drugs potentially indicated for a number of major disorders caused by impaired blood flow, known as "ischemia, and is also planning Phase III clinical trials of CPC-111 in coronary artery bypass grafting surgery and Ceresine in closed head injury.

The Company's Acquired Products. The Company has a nine-person sales and marketing force directed at the acute care, hospital market. In advance of the approval of CPC-111 and Ceresine by the U.S. Food and Drug Administration ("FDA"), the Company is acquiring FDA-cleared products; Glofil-125 and Inulin, which it acquired in 1995 and Ethamolin, which it acquired in November 1996 from Schwarz Pharma. The Company will continue to build its sales and marketing force as it completes additional acquisitions. During the fiscal year ended July 31, 1997, the net sales of the Company's three products reached $2,428,000, a 90% increase over the $1,275,000 recorded during the prior fiscal year.

Ischemia-Induced Cell Damage; Phase II Clinical Data Leading to Phase III Decisions. There are several million cases of ischemia induced disorders annually in the United States, resulting in several hundred thousand deaths and several billion dollars in annual costs for physical and mental rehabilitation and ongoing care, and yet there are currently no FDA-approved drugs to avoid or reverse the massive cell damage caused by ischemia (termed "cytoprotective drugs"). Currently approved drugs for treating cardiovascular ischemia, such as "clot busting" drugs, serve to re-establish blood flow but do not have direct cytoprotective benefits. The Company believes that the drugs it is developing, if cleared by the FDA and successfully marketed, should reduce significantly the number of fatalities and the rehabilitation and ongoing care costs associated with ischemic disorders.

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

The Company's approach, based on preventing or reversing the toxic ischemic cascade, is comprehensive in nature and, the Company believes, potentially more effective. CPC-111 and Ceresine are designed to act during and after ischemia by maintaining cellular ATP levels or accelerating their restoration. CPC-111 (a natural substance) and Ceresine have very low orders of toxicity, making them more amenable to being used early in the patient management process, which is critical in acute care settings.

Further, CPC-111 and Ceresine are small molecules, easily deliverable and inexpensive to produce. Significant human data, available from the Company's own studies and independent, physician-sponsored Investigational New Drug applications ("INDs"), show that each of these drugs is well tolerated when administered at clinically relevant doses to healthy subjects. The minimal side effects associated with CPC-111 and Ceresine will greatly reduce their development risk and may permit their broad, early use in acute care settings, such as emergency rooms, where rapid access to treatment is of utmost importance.

During the fiscal year ended July 31, 1997, the Company's multiple-indication Phase II clinical trials generated substantial amounts of data. Building upon positive interim data released in December 1995, the Company twice released data on its CABG surgery trial of CPC-111, and after evaluating data from its Phase II trials in angioplasty patients and in congestive heart failure patients, has recently concluded that it will pursue the development of CPC-111 in Phase III trials of CABG patients. During the fiscal year, the Company also released data from its Phase II trial of Ceresine in closed head injury patients and recently concluded that it will pursue the development of Ceresine in Phase III trials of these patients. In October 1997, the Company released positive data in its Phase II trial of CPC111 in sickle cell anemia crisis patients.

Pre-clinical Programs. Further implementing its overall strategy of developing drugs that protect cells from ischemic damage, the Company is conducting pre-clinical studies on a number of additional drugs meant to reduce the neurodegeneration associated with stroke and traumatic head injury. The Company believes that these drugs will reduce "excitotoxicity", the excess release of excitatory amino acid ("EAA") neurotransmitters in the brain that stems from ischemically-caused ATP depletion in certain brain cells. Drugs being developed in these studies include: (i) a new class of neuronal calcium channel blockers which block excessive EAA
neurotransmitter release;   (ii) a patented series of novel
compounds which augment levels of adenosine (a naturally occurring substance which inhibits EAA release) in ischemic tissue by inhibiting its metabolism; and (iii) a novel series of compounds which inhibit the release of EAA (especially glutamate) from glial cells in the brain for which the Company received a $100,000 Small Business Innovation Research Phase I grant during the year. The Company is attempting to develop lead compounds from all three of the above pre-clinical programs to treat a variety of ischemic disorders of both the cardiovascular and cerebrovascular systems.

The Company is also pursuing the development of CPC-111 prodrugs with improved pharmacokinetic and pharmacodynamic properties that will permit oral delivery of CPC-111 and also access to the central nervous system. Funding for this program was provided by a $100,000 Small Business Innovation Research Phase I grant received during the previous year.

Acquired Products for the Hospital Market

The Company's strategy includes building near-term sustainability with the cash flow from acquired acute care products for the hospital market with the goal of reducing its overall cash consumption rate and building its sales, marketing and distribution infrastructure in advance of FDA clearance of CPC111 and Ceresine.

Glofil-125 and Inulin

Kidney disease afflicts more than 2 million persons in the United States and is increasing primarily due to the growth in diabetes and systemic lupus erythromatosis cases. Kidney disease results in over $12 billion annually in healthcare costs in the United States. The measurement of kidney function (glomerular filtration rate or GFR) is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by 24-hour urinary creatinine clearance. These diagnostic assays overestimate kidney function by as much as 100 percent in patients. The Company believes that the injection of a renal filtration marker, such as Inulin and Glofil125, is the most accurate and direct means of determining GFR.

Glofil-125 and Inulin are FDA-cleared products for the measurement of GFR. Nephrologists and nuclear medicine departments at major medical centers are the primary users of these products. During the fiscal year ended July 31, 1997, the Company recorded sales from these two products of $1,528,000, a 20% increase over the $1,275,000 recorded during the prior fiscal year. Two customers using Glofil-125 for long-term research studies accounted for 23% and 13%, respectively, of net sales of these products during the most recent fiscal year.

Glofil-125 is an injectable radioactive diagnostic drug, which provides rapid information on GFRs with great accuracy. It is currently sold by the Company in 4ml vials and in prefilled syringes through the 117 nationwide radiopharmacies of Syncor International pursuant to a distribution agreement entered into with the Company in February 1996. Inulin is an injectable diagnostic drug, which provides a measure of GFRs. Inulin is currently sold in 50 ml ampules with actual patient dosing correlated to patient weight.

The Company believes there is substantial opportunity for increased utilization of Glofil-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost, however both methods significantly overestimate kidney function in the estimated 500,000 patients with severe renal disease. The use of Glofil-125 has been established in published clinical studies as being a more direct, true measure of kidney function yielding much more accurate results than serum creatinines or creatinine clearances. This improved accuracy can be essential to reliably monitoring disease progression and intervention, as well as assessing the immediate state of renal impairment. The biggest impediment to the continued growth in the sales of Glofil-125 would be a change in the ability of the end users to obtain reimbursement for the test or the termination of the research studies being conducted by the Company's two largest customers.

Inulin, which is sold by the Company, and 99mTc-DTPA (which is not sold by the Company and must be prepared onsite by the end user) are alternative agents for GFR measurement, however the preparation and use of these two drugs is difficult and they do not provide the practical advantages of Glofil-125. There are no new diagnostic drugs being introduced or in development that the Company is aware of as a competitive threat to Glofil-125.

Ethamolin

Approximately 75,000 people in the United States have or are approaching end stage liver disease. Liver disease (hepatic cirrhosis) results in approximately 25,000 deaths annually and ranks ninth among the leading causes of death. Hepatic cirrhosis promotes the formation of esophageal varices through development of portal hypertension. When intravenous blood pressure rises, these varicosities may cause a life threatening form of upper gastrointestinal hemorrhage associated with a 35-50% mortality rate. At least 50,000 patients in the United States either have actively bleeding esophageal varices or are at imminent risk of bleeding.

Early and effective treatment of esophageal varices to achieve hemostasis is essential to the outcome of the bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin is the only sclerotherapy agent cleared by the FDA for the treatment of bleeding esophageal varices and has recently become the market leader in this therapeutic category. However, there is strong competition from another drug, Sotradecol, which is being prescribed off-label, and from band ligation, a form of surgery.

Cytoprotection Market Opportunities

Cytoprotective drugs for acute care settings that treat ischemic injury are not currently available and the market opportunities for the Company's drugs are large, totalling several million cases annually in the United States. The Company believes that its drugs, if approved, could substantially reduce not only the large number of fatalities associated with ischemia-related disorders but also reduce significantly the billions of dollars spent annually in rehabilitation and ongoing care in the United States of these victims.

The Company's drugs are designed to be administered intravenously in order to speed their delivery to the ischemic tissue. In order to ensure early interventions, they are intended to be standard components in hospital emergency rooms, operating theater suites, endoscopy suites and radiology suites. Their lack of substantial toxicity should suit them for this purpose.

Circulatory System Ischemia

Cardiovascular ischemia can result in a spectrum of clinically significant events ranging from angina (pain) to heart attack and sudden death. In addition to the numerous trauma or disease related causes of ischemia, there are a variety of voluntary surgical procedures which result in ischemia to vital organ systems. Procedures such as coronary artery bypass grafting surgery, which are performed to improve blood flow to the heart, induce temporary ischemia which can result in tissue damage. Thus, CPC-111, if approved, could also be a part of the treatment regimen for these disorders. All of these conditions or procedures represent potential opportunities for use of the Company's drugs to reduce the tissue damage known to be associated with them.

Cerebrovascular ischemia (stroke) can result in temporary loss of consciousness, permanent behavioral and neurologic impairment, coma and death. Traumatic injury to the head is caused by accidents, near drownings and similar incidents. The resultant medical problems are, in large part, caused by ischemia to the brain. The biochemical processes associated with stroke and head trauma are thought to be very similar; thus, the Company expects drugs developed for one indication are expected to be useful for the other.

Sickle Cell Anemia

Sickle cell anemia is an autosomal recessive genetic disease carried by about 8% of African-Americans. Approximately 72,000 African-Americans suffer from the most severe form (homozygous) of the disease, where the red blood cells form "sickle" shapes that can clog up capillaries and result in severe and disseminated ischemia (termed sickle cell "crisis"). Most sickle cell patients undergo multiple crises each year. CPC-111 has been shown pre-clinically to help reduce this "sickling" process and the Company is evaluating it in a Phase II trial of sickle cell anemia crisis patients. This disease qualifies as an orphan indication and may qualify for expedited FDA review.

The Pathology of Ischemia

Metabolic Aspects (All Tissues)

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

ATP generation occurs in two phases. The first phase, called glycolysis or anaerobic metabolism, does not require oxygen.
The second phase, called aerobic metabolism or the Krebs cycle, requires oxygen and occurs in mitochondria. Glycolysis is a means of producing cellular energy in ischemic conditions, and therefore, represents the body's natural defense against ischemic damage. For this reason, the facilitation of glycolysis is of interest therapeutically in the prevention of ischemic damage to tissues and organs. When pyruvic acid builds up during ischemia due to the inability of aerobic metabolism to utilize it, an enzyme converts it to lactic acid which blocks glycolysis. The therapeutic principle underlying CPC-111 and Ceresine is to facilitate glycolysis during and after ischemia so the cell continues to produce ATP and the toxic ischemic cascade is pre empted or reversed. Specifically, CPC-111 bypasses the lactic acid block and does not need to be energized by ATP to be metabolized. Ceresine reduces ischemia induced lactic acid accumulation by removing the cause of the metabolic block, and therefore, allows energy metabolism to continue,

Excitotoxicity (Nerve Tissue)

The destructive impact of ATP depletion in nerve tissue is further complicated by the over-production in nerve cells of various excitatory amino acids, chemicals that transmit nerve impulses from one nerve cell to another. The over-production and release of EAAs (predominately glutamate and aspartate) by nerve cells exposed to ischemia over-stimulates adjacent postsynaptic nerve cells, causing them in time to succumb to metabolic exhaustion and cell death. This ischemia-induced process, called delayed excitotoxicity, is associated with a number of acute (stroke and traumatic head injury) and chronic (Alzheimer's, Parkinson's Disease and Amyotrophic Lateral Sclerosis) neurologic disorders. Controlling delayed excitotoxicity by blocking the postsynaptic EAA receptors has recently attracted the attention of both academic and pharmaceutical scientists. To date, the drugs in development that act by this mechanism have considerable side effects and only block selected receptor subtypes, therefore only dealing with part of the problem since all receptor subtypes appear to cause damage.

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

Additionally, the Company is developing a novel series of compounds which inhibit the release of EAA (especially glutamate) from glial cells in the brain for which the Company received a $100,000 Small Business Innovation Research Phase I grant during the year.

The Toxic Ischemic Cascade

Ischemia-induced cell damage triggers a number of processes which cause further damage to each affected cell and its surrounding cells. This myriad of destructive processes is facilitated by reperfusion injury, which occurs after blood flow is reestablished. The traumatized, ATP-depleted cell enters into the toxic ischemic cascade, resulting in the release of a host of toxic agents, including damaging reactive chemicals called free radicals, as well as other molecules that are products of cell membrane breakdown, all of which damage cells. Excessive intracellular calcium buildup is also an element of the toxic ischemic cascade and also triggers a host of other damaging processes, such as activation of proteolytic enzymes which break down proteins and digest cells and activation of protein kinases which regulate cell metabolism. The traumatized cell also releases agents which stimulate the immune system, activating various blood cells, such as neutrophils and macrophages which actually eliminate the cell affected by ischemia. Rather than target each of these myriad events, the Company's drugs, CPC-111 and Ceresine, address ATP replenishment so that the cell can correct the ischemic cascade naturally.

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

Cardiovascular and Cerebrovascular Ischemia Drugs in Development -The Metabolism Program

The Company is conducting two Phase II clinical trials on CPC
111 and two Phase II trials on Ceresine. These drugs are designed to minimize the tissue damage associated with surgically-induced ischemia in the CABG setting, sickle cell anemia crises, and stroke and traumatic head injury. The Company has released substantial amounts of data from its CABG trial of CPC-111 and its traumatic head injury trial of Ceresine and is planning Phase III trials in both of these indications. The Company is finishing a multi-dose cohort in each of these indications before finalizing Phase III protocols.

CPC-111. CPC-111 is a small non-peptide molecule that the Company believes (based on extensive pre-clinical and mechanistic data) stimulates and maintains glycolysis in cells undergoing ischemia by circumventing the ischemia-induced blockage of this process. The drug also appears to inhibit various aspects of immune system activation which underly reperfusion injury. The Company has licensed four issued U.S. patents which cover the use of CPC-111 in several acute ischemic indications, was recently issued a notice of allowance for a U.S. patent on a novel formulation of CPC-111, and has several patents pending in the United States and Europe.

There are several published U.S. and foreign clinical studies with CPC-111, where more than 500 patients were administered the drug, indicating that it is well tolerated in humans with little or no side effects. These studies indicate that the drug improves heart function in various situations where the heart is injured. In addition, more than 250 patients have participated in the four Phase II trials of CPC-111 under the Company's IND and the drug continues to be well tolerated.

More than 115 patients have participated in the double-blind, placebo-controlled Phase II trial in CABG surgery patients, and the interim data released in December 1995, August 1996 and June 1997 demonstrates that in patients receiving the active drug, CPC111 (a) has a cardioprotective effect on heart muscle, (b) improves key parameters of heart function, including cardiac output, left ventricular stroke work index and cardiac index and
(c) reduces the need for inotope support post-operatively in the intensive care unit (the "ICU") and results in shorter patient stays in the ICU. The CABG data is superior to the data from the Phase II trials of CPC-111 in angioplasty and congestive heart failure patients and has led the Company to announce that it will pursue the Phase III development of CPC-111 in the CABG indication. The Company is currently finishing a multi-dose cohort in this trial and will then finalize a Phase III protocol.

In October 1997, the Company released positive data from a 47 patient double-blind, placebo-controlled, dose-ranging Phase II clinical trial with CPC-111 in sickle cell anemia crisis patients showing that the drug significantly reduced pain during crisis using two different measures of pain, the visual analog scale and the categorical assessment scale.

Ceresine. Ceresine is also a small non-peptide molecule which acts on glycolysis at a different site from CPC-111. The Company has exclusive rights to an issued U.S. patent covering the use of Ceresine in cerebral ischemia and, during the fiscal year ended July 31, 1997 was issued a U.S. patent on a novel dosing regimen of Ceresine. The Company believes that Ceresine stimulates a specific enzyme which is present in the membrane of mitochondria that removes a precursor of lactic acid (pyruvic acid) from the cytoplasm of the cell by transporting it into the mitochondria, resulting in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine reduces post-ischemia lactic acid levels in humans subjected to various traumatic events which would otherwise have resulted in increased lactic acid (lactic acidosis).

Ceresine has been employed by clinical investigators in patients on an experimental basis for the intravenous treatment of lactic acidosis. Published clinical studies and the Company's own Phase I data have established that Ceresine reduces serum lactic acid and exhibits no serious side effects. It has also been shown in human studies to permeate the blood-brain barrier and to reduce brain lactic acid levels in congenital lactic acidosis patients.

During the fiscal year ended July 31, 1997, the Company completed a Phase II clinical trial on Ceresine in closed head injury patients, which showed that the drug crosses the blood-brain barrier at high levels and very quickly thereafter reduce lactate levels substantially. This effect lasted for at least 12 hours. Serum lactate levels were also reduced substantially in the drug treated group. Subsequently, the Company amended the protocol for this trial to add multi-dose cohorts and is in the process of finishing them. The strength of this data has led the Company to announce that it will pursue the Phase III development of Ceresine in this indication in 1998. In addition, a Phase II clinical trial on Ceresine in stroke patients is continuing.

Ischemia Drugs in Pre-clinical Research-The Metabolism and
Excitotoxicity Programs

The Company is also seeking to develop new drugs for the treatment of ischemia-related disorders involving neurological damage, such as stroke, traumatic head injury, epilepsy and chronic neurodegenerative disorders such as Alzheimer's and Parkinson's disease. These pre-clinical research programs are focused on either the metabolic or the excitotoxicity aspects of ischemia therapeutics, and involve the chemical modification of identified lead molecules that regulate adenosine metabolism, various calcium ion channels on neuronal cells and chloride channels on glial cells.

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

Specifically, the Company is seeking to develop separate classes of small-molecule drugs that act as neuronal calcium channel blockers ("NCCB"), which it has labelled as the CPC-300, CPC-800 and CPC-8000 series and has synthesized over 100 compounds in this series. If successful, these drugs would have the ability to normalize or decrease EAA release and thereby comprehensively reduce the over-stimulation of EAA receptors. Prototype agents such as CPC-8027 have shown the desired effect of acting at the neuronal calcium channels, which controls EAA release. The Company has demonstrated neuroprotection in several pre-clinical models with CPC-304, CPC-317, CPC-877 and CPC-8027 and intends to further modify them structurally with the goal of improved drug delivery to the central nervous system. These modifications will require additional pre-clinical testing.

Glial Chloride Channel Blockers. The Company has synthesized a series of agents designated as the CPC-700 series. These agents act to inhibit glial cell swelling in the brain which occurs after injury in disorders such as stroke and head injury. These agents inhibit the excess release of EAAs from glial cells and have demonstrated neuroprotective properties. The Company is currently filing patents on these compounds.

Licenses

The Company believes its strategic objectives can best be met by combining its in-house research and development efforts with licenses and research collaborations with scientists at outside academic and clinical research centers.

The principal sources of the Company's existing licenses are:

Angel K. Markov, M.D.

CPC-111. The Company has obtained an exclusive license from Dr. Markov to four U.S. patents covering the use of CPC-111 in a number of ischemic indications. As part of the license, the Company is funding clinical development in Dr. Markov's laboratories at the University of Mississippi Medical Center. In this regard, the Company has undertaken certain development obligations which must be met in order to maintain this license in force. In the event the Company breaches the license agreement, such as by not meeting certain milestones within the specified time periods or by failing to expend certain amounts in connection with clinical trials within specified time periods, the license will automatically terminate and all rights under the license and information acquired by the Company concerning any products based on the licensed technology will revert to Dr. Markov. In the event of such termination, the Company will retain the rights to market products for which sales occurred within the calendar year prior to the termination, and all other products and information related thereto based on the licensed technology will revert to Dr. Markov. To date, the Company has met all milestones.

University of Cincinnati

Ceresine. The Company has an exclusive license from the University of Cincinnati ("UC") to a U.S. patent covering the use of Ceresine in cerebral ischemia. The Company has undertaken certain development obligations which must be met in order to maintain its rights in force. If certain milestones are not met by the Company within specified time periods, UC may, in its sole discretion, elect to continue the agreement, negotiate in good faith with the Company to modify the agreement or terminate the agreement upon 30 days' written notice in which event all rights under the license would revert to UC. To date, the Company has met all milestones.

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

Manufacturing

The Company does not currently manufacture any of its acquired products or its products in development. Glofil is manufactured for the Company by the former owner of the drug, Inulin is manufactured for the Company by one of its existing contract manufacturers, and Ethamolin is manufactured for the Company by the company who manufactured it for Schwarz Pharma. In the case of CPC-111 and Ceresine, there are alternative sources of supply for the bulk drug in existence, and the Company has entered into arrangements with third parties to manufacture and formulate CPC111 and Ceresine for clinical trials. There can be no assurance that any of the Company's contract manufacturers will continue to meet the Company's requirements for quality, quantity and timeliness or the FDA's current Good Manufacturing Practice ("cGMP") requirements or that the Company would be able to find a substitute manufacturer for Glofil, Inulin, CPC-111, Ceresine or any other of its drugs which would meet these requirements or that lots will not have to be recalled with the attendant financial consequences to the Company. The Company's dependence upon others for the manufacture of its drugs may adversely affect the future profit margin, if any, on the sale of those drugs and the Company's ability to develop and deliver products on a timely and competitive basis. In the event the Company is unable to obtain or retain contract manufacturers or to obtain manufacturing on commercially acceptable terms, it may not be able to commercialize its drugs as planned.

Sales and Marketing

The Company currently has a director of sales and marketing, a customer service representative, a product manager and five field sales representatives for Glofil, Inulin and Ethamolin
and is hiring additional sales representatives.    The Company
believes that it will be able to serve the hospital market in North America with a 50 to 70 person sales and marketing staff. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its drugs.

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

Government Regulation

The manufacture and sale of drugs are subject to extensive regulation by United States and foreign governmental authorities prior to commercialization. In particular, drugs are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any drug developed by the Company will prove to meet all of the applicable standards to receive marketing approval in the United States or abroad. There can be no assurance that any such approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal and state statutes and regulations could materially adversely affect the Company's ability to commercialize its drugs and its ability to receive sales revenues.

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

Also, the Prescription Drug Act of 1997 requires companies engaged in pharmaceutical development, such as the Company, to pay user fees in the amount of at least $100,000 upon submission of an NDA. In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental
Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations.
For marketing outside the United States, the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Patents and Proprietary Rights

The Company's success may depend in large measure upon its ability to obtain patent protection for its drugs, maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained patent coverage, either directly or through licenses from third parties, for certain of its drugs. It has licensed (i) four U.S. patents on CPC-111 which have expiration dates ranging from 2002 to 2008 and (ii) one U.S. patent on Ceresine which has an expiration date of 2003. During the fiscal year ended July 31, 1997, the Company was issued a U.S. patent on a novel dosing regimen for Ceresine and received a notice of allowance on a U.S. patent for a novel formulation of CPC-111 (the "Formulation Patent"). Corresponding applications to the Formulation Patent have been filed in Europe, Japan and Canada.

In addition, during the fiscal year ended July 31, 1997, the Company received a notice of allowance on a U.S. patent covering the use of CPC-111 in the prevention of organ transplant rejection and licensed additional U.S., Australian and European patents from the Australian National University covering the use of CPC-111 in this same area, as well as in the area of inflammatory disorders of the immune system.

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

Under Title 35 of the United States Code, as amended by the General Agreement on Tariffs and Trade implementing the Uruguay Round Agreement Act of 1994 ("GATT"), patents that issue from patent applications filed prior to June 8, 1995 will enjoy a 17 year period of enforceability as measured from the date of patent issue while those that issue from applications filed on or after June 8, 1995 will enjoy a 20-year period of enforceability as measured from the date the patent application was filed or the first claimed priority date, whichever is earlier. Patents that issue from applications filed on or after June 8, 1995 may be extended under the term extension provisions of GATT for a period up to five years to compensate for any period of enforceability lost due to interference proceedings, government secrecy orders or appeals to the Board of Patent Appeals or the Federal Circuit.

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

The members of the Company's SAB are:

Name and Affiliation                Area of Expertise

Chung Hsu, M.D., Ph.D.
Director of  Stroke Clinical Trials,
Washington University, St. Louis    Animal models of
School of Medicine                  stroke/clinical trials

Ronald Hayes, Ph.D.
Professor of Neurosurgery,          Animal models of
University of Texas, Houston        of head trauma

Bruce P. Bean, Ph.D.
Professor of Neurobiology,
Harvard University                  Neuronal ion channels

Robert Parks, M.D., Ph.D.
Professor of Pharmacology,
Brown University                    Biochemical pharmacology

John Olney, M.D.
Professor of Psychiatry and
Neuropathology,                     Excitotoxicity;
Washington University, St.  Louis   animal models of stroke

Edward J. Cragoe, Ph.D.
Former Senior Director of Medicinal
Chemistry, Merck Sharp & Dohme      Medicinal chemistry/ion
Research Laboratories               channels

K.C.  Nicolaou, Ph.D.
Head of Chemistry,
The Scripps Research Institute
Professor of Chemistry,
University of California, San Diego  Medicinal chemistry

Harold Kimelberg, Ph.D.
Professor, Division of Neurology,
Albany Medical College             Glial cell release of glutamate

Elie Abushanab, Ph.D.
Professor of Medicinal Chemistry
and Chemistry
College of Pharmacy                Medicinal
University of Rhode Island         chemistry/adenosine

Thomas J. Maloney
President
The Iso-Tex Companies
Friendswood, Texas                 Radioisotopes/Nuclear Medicine

Claude Wasterlain, M..D.
Chief of Neurology Services
Sepulveda VA Medical Center/
Professor of Neurology
University of California
Los Angeles                        Stroke and epilepsy

Clinical Trials Advisory Boards

The Company has assembled two Clinical Trials Advisory Boards ("CTABs"), composed of physician "thought leaders" in the cardiology and neurology area, to assist in the planning, design and execution of the Company's clinical trials involving CPC-111 and Ceresine. The individuals who constitute each of the CTABs are paid consultants to the Company and are listed below:

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

David R. Holmes, Jr., M.D.
Associate Professor of Medicine,
Mayo Clinic Medical School

Cerebrovascular Clinical Trials Advisory
Board

William G. Barsan, M.D. (Chair)
Director  of Emergency Medicine,
University of Michigan Medical School

Randall M. Chestnut, M.D.
Oregon Health Sciences Center
School of Medicine, Division of
Neurosurgery Portland, Oregon

Charles F. Contant, Jr., Ph.D.
Baylor College of Medicine
Department of Neurosurgery
Houston, Texas

Patrick M. Kochanek, M.D.
Safar Center for Resuscitation Research
University of Pittsburgh
Pittsburgh, Pennsylvania

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

Scientific and Other Personnel

As of October 24, 1997, the Company had 39 full-time employees, seven of whom hold Ph.D. degrees, one of whom also holds an M.D. degree and one of whom holds a J.D. degree. Eleven of the full-time employees are employed in finance and general administration, twelve in clinical and regulatory affairs and quality assurance, seven in research and development, and nine in sales and marketing, customer service and business development. The Company believes that it maintains good relations with its employees.

Executive Officers of Registrant

Set forth below is certain information with respect to the executive officers of the Company at October 24, 1997:

         Name           Age                Position
Paul J. Marangos,      50     Chairman of the Board, President
Ph.D.                         and Chief Executive Officer
Stephen C. Eisold      51     Executive Vice President of
                              Commercial Development and Chief
                              Operating Officer
Zofia E. Dziewanowska, 57     Senior Vice President, Drug
Ph.D, M.D.                    Development and Regulatory Affairs
David W. Nassif, J.D.  43     Senior Vice President, Chief
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

Zofia E. Dziewanowska, Ph.D., M.D., joined the Company in October 1997 as the Senior Vice President of Drug Development and Regulatory Affairs. May 1994 to October 1997, she was the Senior Vice President, Global Clinical Affairs, of Genta Incorporated ("Genta"), a San Diego-based pharmaceutical company principally engaged in using a proprietary drug delivery technology to develop oral controlled-release formulations for presently marketed drugs which have lost, or will lose, patent protection and/or marketing exclusivity. Prior to joining Genta, Dr. Dziewanowska spent 17 years at Hoffman-La Roche in various research and development positions, including Vice President and Director of International Therapeutic Research and Medical Affairs Advisor. Dr. Dziewanowska is currently holding a faculty appointment at the Cornell University Medical School. She also has held various positions in the Pharmaceutical Research and Manufacturers Association of America, the most recent being a Vice-Chairman of the Medical Section Steering Committee, American Association of Pharmaceutical Physicians and the International Federation of Pharmaceutical Medicine. She received an M.D. degree from the University of Warsaw Medical School and a Ph. D. in physiology from the Institute of Immunology and Experimental Therapeutics, Polish Academy of Science.

David W. Nassif, J.D., joined the Company in August 1993 as Vice President, Chief Financial Officer and Secretary, and was promoted to Senior Vice President in September 1997. From January 1993 to August 1993, he was a consultant to various public and private companies in the areas of capital raising, mergers and acquisitions, investor relations and securities law compliance. From July 1992 to January 1993, he was the Vice President, Chief Financial Officer and Assistant Secretary of 999, Inc., a diversified manufacturing and environmental services company. From December 1987 to July 1992, he was the Vice President and Assistant Secretary of Showscan Corporation, a technology company. Mr. Nassif holds honors finance, management information systems and law degrees from the University of Virginia.

Item 2. Properties.

The Company leases two buildings in Carlsbad, California at a total monthly rental of $36,000. All of the Company's operations are located in 18,339 square feet of space located at 2714 Loker Avenue West (the "2714 Space"). Until April 1997, the Company's pre-clinical research group and laboratories were located in 8,547 square feet at 2732 Loker Avenue West (the "2732 Space"). During that month, these operations were moved into the 2714 Space and the 2732 Space was subleased to another pharmaceutical company (the "Subtenant").

The Company has leases on two floors in the 2714 Space, one of which commenced April 1996 and has a term of 69 months and the other of which commenced November 1996 and has a term of 61 months. The lease on the 2732 Space commenced in December 1993 and has a term of 81 months. Both leases have clauses providing for rent increases at various points in time during the terms of the leases. The Subtenant's lease covers the remainder of the Company's original lease term plus a 36-month option, and the Subtenant's rental payments to the Company exceed the Company's rental payments to the landlord. In addition, the sublease provides for annual rent increases. Under the sublease, the Company is required to spend up to $200,000 on tenant improvements (the "Tenant Improvement Obligation") to the 2732 Space, however, the net present value of the Subtenant's rental payments over the term of the sublease greatly exceeds the

Tenant Improvement Obligation.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July
31, 1997.


PART II.


Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters.


The Common Stock of the Company is quoted on the Nasdaq
National Market System  under the symbol "CYPR".   The
Redeemable Class B Warrants of the Company, which expire on November 3, 1997, are also quoted on the Nasdaq National Market System under the symbol "CYPRZ". The following table sets forth for the calendar quarters indicated, the high and low sales prices of the Common Stock on the Nasdaq National Market System, as reported in published financial sources.


Year ended July 31, 1997           High       Low
First Quarter                      $5.75     $3.48
Second Quarter                     $5.75     $3.63
Third Quarter                      $5.88     $4.00
Fourth Quarter                     $5.81     $4.00

Year ended July 31, 1996           High       Low
First Quarter                      $9.13     $3.00
Second Quarter                     $6.13     $3.13
Third Quarter                      $6.19     $4.56
Fourth Quarter                     $6.13     $3.63

The last sales price of the Common Stock on October 24, 1997 was $5.31.

According to a survey of non-objecting beneficial owners as of October 3, 1997, there were 1,942 beneficial owners of the Common Stock.

The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

During March 1997, the Company completed a private placement of 1,075,000 shares of Common Stock to the President and Fellows of Harvard College and another institutional investor under SEC Regulation D (the "Harvard Placement"), which raised gross proceeds of $4,993,375 and netted $4,715,000 to the Company after fees and expenses.

Item 6. Selected Financial Data.

The following table sets forth certain financial data with respect to the Company. The selected financial data should be read in conjunction with the Company's Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.


                     Years Ended July 31,
                     1993      1994      1995      1996    1997
                          (in thousands, except per share data)
Statement of
  Operations Data:

Net sales             $     -  $     - $      - $  1,275 $ 2,428
Gross Profit               -         -        -      870   1,890
Total operating
expenses                1,715    2,565    3,910    4,988   7,466
Loss from operations  (1,715)  (2,565)  (3,910)  (4,118)  (5,576)
Other income, net         121      190      797    1,028  (1,099)

Net loss              (1,594)  (2,375)  (3,113)  (3,090)  (6,675)
Net loss per share     (0.28)   (0.32)   (0.32)   (0.27)   (0.54)
Shares used in
computing net loss
per share               5,637    7,358    9,860   11,518   12,303

                     At July 31,
Balance Sheet Data:  1993      1994      1995      1996      1997

Cash, cash
equivalents and
short-term
investments          $  4,444 $  5,666 $ 13,442 $ 15,997 $ 14,567
Working capital         4,311    5,284   12,934   15,384   13,053
Total assets            4,900    6,206   14,175   20,266   21,345
Long-term debt            160      240      195    6,624    4,176
Common stock            6,748    9,927   20,945   23,421   32,345
Accumulated deficit   (1,904)  (4,279)  (7,392) (10,482) (17,157)
Total shareholders'
equity                  4,578    5,476   13,366   12,635   15,026

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights", those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, (the "Acquisitions") in August 1995, and acquired a third FDA-cleared product, Ethamolin, in November 1996. The Company has sustained an accumulated deficit of $17,157,000 from inception through July 31, 1997.
As the Company will not have significant positive net operating cash flow for the next few years and the Company's research and development, clinical testing and regulatory, sales and marketing and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Year ended July 31, 1997 compared to year ended July 31, 1996

During the fiscal year ended July 31, 1997, the Company sustained a loss of $6,675,000 (or $.54 per share) compared to a loss of $3,090,000 (or $.27 per share) for the prior fiscal year. The gross profit of $1,890,000 on sales of Glofil, Inulin and Ethamolin and other income of $761,000 (principally interest income) during the current fiscal year were offset by $7,465,000 in expenses in the sales and marketing, general and administrative, clinical testing and regulatory and research and development areas and $1,860,000 in amortization of discount and costs on its mandatorily convertible notes (the "Notes"). During the prior fiscal year, the gross profit of $870,000 on sales of Glofil and Inulin and other income of $1,028,000 (principally interest income) was offset by $4,988,000 in expenses in the sales and marketing, general and administrative, clinical testing and regulatory and research and development areas and depreciation and amortization expenses.

Sales and marketing expense increased by 189% to $994,000 from $343,000 in the prior year, principally as a result of increased payroll expense from the hiring of additional field sales representatives, a product manager and an administrative assistant, and related travel, hotel and meal costs.

General and administrative expense increased by 46% to $2,396,000 from $1,642,000 in the prior year. 38% of the increase was due to the commencement of a comprehensive investor relations program and the remainder reflected the impact of the expansion of the Company's activities on personnel, consulting, business development, investment banking, rent, travel and meals, legal and accounting fees and insurance.

Clinical testing and regulatory expense increased 41.7% to $1,967,000 from $1,389,000 in the prior year, principally as the result of increased site costs and use of data input and management, statistical and other consultants to accelerate, finish and report on the Company's various clinical trials.

Depreciation and amortization expense increased 75.6% to $1,075,000 from $612,000 in the prior year, principally as a result of the acquisition of Ethamolin during the current year and the related amortization of that purchased technology.

During the current year, the Company recognized $1,860,000 of expense related to the amortization of (i) the discount on the Notes and (ii) the deferred financing costs related to the private placements of the Notes. This resulted from the re-classification of the Notes from equity to debt resulting from a review of the Company's various filings under the Securities Exchange Act of 1934 by the Securities and Exchange Commission triggered by the filing of a registration statement during the year pertaining to the resale of the Common Stock underlying some of the Notes.

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

Clinical testing and regulatory expense decreased 8.5% to $1,389,000 from $1,517,000 in the prior year, principally due to a decrease of $209,000 in contract research organization costs because of a lower accrual for the Company's Phase II congestive heart failure trial on CPC-111 and a decrease of $177,000 in licensing milestone expenses, offsetting increases in other areas, including a $180,000 increase in salary expense due to additional hiring. During the prior year, the Company recorded a one-time milestone expense from the issuance of a non-qualified stock option grant to the licensor of Ceresine as a milestone payment for the completion of a Phase I trial.

Research and development expense increased 34.4% to $1,002,000 from $745,000 in the prior year due to increases in salary expense, the use of outside collaborators and expense related to the Phase II Small Business Innovation Research Grant for the neuronal calcium channel blocker program (which grant was completed during the year) and the six-month Phase I Small Business Innovation Research Grant for the CPC-111 pro-drug program (which was awarded to the Company during the current year).

Depreciation and amortization expense increased 442% to $612,000 from $113,000 in the prior year, principally as a result of the acquisition of Glofil and Inulin during the current year and the related amortization of that purchased technology.

In addition, net interest and other income for the current year increased 38.5% to $758,000 from $547,000 in the prior year principally due to (i) the interest income from a larger investment portfolio as a result of the various private placements during the year (described below in Liquidity and Capital Resources) and the Class A Warrant Program (also described below in Liquidity and Capital Resources), which was not available for all of the prior-year period because the program began in November 1994 and was completed in February 1995 and (ii) fees and interest earned on a loan that the Company made during the current year to a financial advisor.

Liquidity and Capital Resources

The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, which raised $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised $1,681,000, three private placements of mandatorily convertible notes during July 1996, which raised net proceeds of $7,464,000 (the "Notes") and the Harvard Placement.

During the year, $3,973,000 in principal amount of the Notes was converted into 954,000 shares of Common Stock, no par value, of the Company.

At July 31, 1997, the Company had cash, cash equivalents and short-term investments of $14,567,000, compared to $15,997,000 at July 31, 1996. Also, the Company's working capital at July 31, 1997 declined to $13,053,000 from $15,384,000 at July 31,
1996, principally as a result of the issuance of the $1,200,000 promissory note to Schwarz Pharma as partial consideration for the acquisition of Ethamolin, which is due and payable in November 1997.

The Company expects that its cash needs will increase significantly in future periods due to expansion of its research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and their related equipment and space needs. Management believes that the Company's working capital will be sufficient to fund the operations of the Company for approximately 24 months dependent, in part, on the timing of the commencement of each phase of the clinical trials on CPC-111 and Ceresine and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions and their resulting cash flows and other factors.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Company and Report of Ernst &
Young LLP, Independent Auditors are filed as exhibits hereto, listed under Item 14 of this Report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on

Accounting and      Financial Disclosure.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant. The information regarding directors is hereby incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement").


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

See Exhibit Index on page 30.

The following management compensation plans and arrangements are required to be filed as exhibits pursuant to Item 14(c) of this report.

Exhibit
Number    Description
10.1      Forms of Incentive Stock Option and Nonstatutory Stock
Option.*
10.2      Amended 1992 Stock Option Plan.**
10.3      Employment Agreement, dated July 10, 1991 as amended
and restated September 1, 1992, between the Registrant and Paul J. Marangos, Ph.D. *
10.4      Amendment No. 1 to Employment Agreement, dated May 9,
1994, between the Registrant and Paul J. Marangos, Ph.D.***
10.5 Amendment No. 2 to Employment Agreement, dated March 9, 1995, between the Registrant and Paul J. Marangos, Ph.D.****
10.6 Amendment No. 3 to Employment Agreement, dated October 1, 1996, between the Registrant and Paul J. Marangos, Ph.D.*****
10.7 1993 Non-Employee Directors Stock Option Plan and related form of Nonstatutory Stock Option. ******
____________
*    Filed as an exhibit to the Registrant's Registration
Statement on Form S-1, Registration No. 33-51682, and
incorporated herein by reference.
**   Filed as an exhibit to the Registrant's Form 10-Q for the
period ended January 31, 1995, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.
**** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1995.
***** Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1996.
******Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.
(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 1997.
(c)  Exhibits.

The exhibits required by this Item are listed under Item 14 (a)

(3).


(d)  Financial Statement Schedules.

There are no financial statement schedules to the Financial
Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the 24th day of October, 1997.

CYPROS PHARMACEUTICAL CORPORATION
By /s/ Paul J. Marangos
-----------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

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

Signature              Title                             Date

/s/ Paul J. Marangos   Chairman of the Board, President  October 24,1997
-------------------    and Chief Executive Officer and Director
Paul J. Marangos       (Principal Executive Officer)

/s/ David W. Nassif   Senior Vice President, Chief      October 24,1997
-------------------   Financial Officer and Secretary
David W. Nassif       (Principal Financial and Accounting Officer)

/s/ Robert F. Allnutt    Director                       October 24,1997
---------------------
Robert F. Allnutt

/s/ Digby W. Barrios     Director                       October 24,1997
--------------------
Digby W. Barrios

/s/ Virgil Thompson      Director                       October 24,1997
-------------------
Virgil Thompson

/s/ Robert A. Vukovich   Director                       October 24,1997
 ----------------------
Robert A. Vukovich

Exhibit Index
Exhibit
Number         Description                                       Page
No.
2.1 (1)       Pharmaceutical Products Purchase and Distribution
Support Agreement as of August 9, 1995 by and among Iso-Tex Diagnostics, Inc., Cypros Pharmaceutical Corporation and Thomas
J. Maloney. (2)
2.2 (1)       Glofil Contract Manufacturing and Royalty
Agreement as of August 9, 1995 by and among Iso-Tex
Diagnostics, Inc., Cypros Pharmaceutical Corporation and Thomas
J. Maloney. (2)
2.3 (1)       Merger Agreement as of August 9, 1995 among
Cypros
Pharmaceutical Corporation, Iso-Tex Diagnostics "B", Inc. and
Jean and Thomas Maloney. (2)
2.4 (3)       Asset Purchase Agreement by and among Cypros
Pharmaceutical Corporation and Schwarz Pharma, Inc. dated
as of October 31, 1996.
2.5 (3)       Note and Security Agreement by and among Cypros
Pharmaceutical Corporation and Schwarz Pharma, Inc. dated
November 4, 1996.
2.6 (3)       Assumption Agreement by and among Schwarz Pharma,Inc.
and Cypros Pharmaceutical Corporation dated November 4, 1996.
2.7 (3)       Trademark Assignment by and among Schwarz Pharma, Inc.
and Cypros Pharmaceutical Corporation dated November 4, 1996.
2.8 (3)       Trademark Agreement by and among Schwarz Pharma, Inc.
and Cypros Pharmaceutical Corporation dated November 4, 1996.
3.1 (4)       Restated Articles of Incorporation of the Registrant.
3.2 (5)       Amendment to Restated Articles of Incorporation.
3.3 (4)       Bylaws, as amended.
4.1 (4)       Specimen stock certificate.
4.3 (4)       Specimen Redeemable Class B Warrant.
4.5 (4)       Form of Warrant Agreement.
4.6           Reference is made to Exhibits 3.1 and 3.2.
10.1 (4)      Forms of Incentive Stock Option and Nonstatutory Stock
Option.
10.2 (5)      Amended 1992 Stock Option Plan.
10.3 (4)      Employment Agreement, dated July 10, 1991 as
amended and restated September 1, 1992, between the Registrant and Paul J. Marangos, Ph.D.
10.4 (6)      Amendment No. 1 to Employment Agreement, dated
May 9, 1994, between the Registrant and Paul J. Marangos, Ph.D.
10.5 (7)      Amendment No. 2 to Employment Agreement, dated
March 9, 1995, between the Registrant and Paul J. Marangos,Ph.D.
10.6 (8)         Amendment No. 3 to Employment Agreement, dated
October 1, 1996, between 31 the Registrant and Paul J.
Marangos, Ph.D.
10.7 (9)      1993 Non-Employee Directors Stock Option Plan
and related form of Nonstatutory  Stock Option.
10.8 (4)      License Agreement, dated as of August 20, 1992,
between the Registrant and Angel K. Markov, M.D. (with certain confidential infomation in brackets deleted). (8)
10.9 (4)     License Agreement, dated as of August 27, 1992,
between the Registrant and University E..M., Inc. (with certain confidential information in brackets deleted). (9)
10.10 (5)     Assignment of and Amendment to License Agreement
by and between University E.M., Inc., University of Cincinnati and the Registrant.
10.11 (7)     License and Support Agreement, dated as of
February 18, 1993, between the Registrant and Elie Abushanab,
Ph.D. (with certain confidential information in brackets
deleted). (10)
10.12 (11)     Note Purchase Agreement dated July 11, 1996 by
and among Cypros Pharmaceutical Corporation and Paresco, Inc.
10.13 (11)     Note Purchase Agreement dated July 31, 1996 by
and among Cypros Pharmaceutical Corporation and Cameron Capital
Ltd.

Exhibit
Number    Description                                        Page
No.
23.1      Consent of Ernst & Young LLP, Independent Auditors.  33
24.1      Power of Attorney.  Reference is made to page 29.
99.1      Financial Statements.                                35
__________
(1) Filed as an exhibit to the Registrant's Form 8-K dated August 10, 1995 and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to an application for Order Granting Confidential Treatment Under the
Securities Exchange Act of 1934 and Rule 24b-2 Thereunder filed concurrently with the Form 8-K.

(3)       Filed as an exhibit to the Registrant's Form 8-K dated
November 4, 1996 and incoroporated herein by reference.

(4)       Filed as an exhibit to the Registrant's Registration
Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 10-Q for the period ended January 31, 1995, and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

(7) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

(8) Filed as an exhibit to the Registrant's Form 10-K for fiscal year ended July 31, 1996.
(9) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment, dated
November 3, 1992.

(10) Certain confidential portions deleted pursuant to Order Granting Application Pursuant to Rule 24B-2 Under the
Securities Exchange Act of 1934 Respecting Confidential
Treatment, dated December 20, 1993.

(11) Filed as an exhibit to the Registrant's Form 8-K dated September 20, 1996 and incorporated herein by reference.