Form 10-Q
period 1997-10-31
CYPROS PHARMACEUTICAL CORP
filed 1997-12-12
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________
(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended October 31, 1997
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 0-20772

CYPROS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

California                         33-0476164
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2714 Loker Avenue West
Carlsbad, California                      92008
(Address of principal executive offices)(Zip Code)

Registrant's telephone number,
including area code:(760) 929-9500

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   X  ]  YES                                   [      ]  NO

As of December 12, 1997, the Registrant had 15,475,118 shares of
Common Stock, no par value, outstanding.




CAPTION>
                      Table of Contents
Item                                                       Page
                            Part I
 1.  Financial Statements:
     a.  Balance Sheets -- October 31, 1997 and
         July 31, 1997                                        3
     b.  Statements of Operations -- Three Months Ended
         October 31, 1997 and 1996                            4
     c.  Statements of Cash Flows -- Three Months Ended
         October 31, 1997 and 1996                            5
     d.  Notes to Financial Statements                        6

 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation                       8

                           Part II

 1.  Legal Proceedings                                        *
 2.  Changes in Securities                                    *
 3.  Defaults Upon Senior Securities                          *
 4.  Submission of Matters to a Vote of Securities
     Holders                                                  *
 5.  Other Information                                        *
 6.  Exhibits and Reports on Form 8-K                        10
Signatures                                                   11

*  No information provided due to inapplicability of item.





            PART I.
  Item 1. Financial Statements
     Cypros Pharmaceutical
          Corporation
         Balance Sheets
                                 October 31,   July 31,
                                    1997         1997
Assets                           (Unaudited)    (Note)


Current assets:
  Cash and cash equivalents      $ 2,743,054   $5,101,710
  Short-term investments, held
  to maturity                      9,719,764    9,465,561

  Accounts receivable                381,730      355,425
  Inventories                         85,236       93,177
  Other current assets                25,822       75,038
    Total current assets          12,955,606   15,090,911
Property, equipment and
leasehold improvements, net          626,336      675,686
Purchased technology, net          4,836,528    5,060,875
Deferred financing costs, net         72,438      259,127
Licenses and patents, net            186,238      162,592
Other assets                          80,632       95,525


  Total assets                $   18,757,778   $21,344,716

Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable             $     322,992  $   365,386
  Accrued compensation               152,730      121,605
  Other accrued liabilities          107,617      131,800
  Purchased asset obligations              -    1,272,000
  Current portion of long-term
  debt                                16,547       41,367
  Current portion of capital
  lease obligations                  102,518      106,206

     Total current liabilities       702,404    2,038,364
Capital lease obligations            126,147      148,787
Deferred rent                        130,795      104,196
Mandatorily convertible notes      1,114,400    4,027,461
Shareholders' equity:
Common stock, 30,000,000 shares
authorized, 14,521,121 and
13,650,405 shares issued and
and outstanding as of October
31, 1997 and
July 31,1997,respectively         35,356,234   32,344,793
    Deferred compensation           (122,938)    (161,950)

Accumulated deficit              (18,549,264) (17,156,935)
    Total shareholders' equity    16,684,032   15,025,908
Totalliabilities and
shareholders'equity              $18,757,778  $21,344,716


Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date but but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.






Cypros Pharmaceutical Corporation

     Statements of Operations
           (Unaudited)
                                   Three Months
                                      Ended
                                   October 31,
                                       1997        1996
Net sales                          $   771,417   $   367,131
Cost of sales                          167,944       105,122
Gross Profit                           603,473       262,009
Operating expenses:
  Sales and marketing                  356,696       162,456
  General and administrative           701,740       621,510
  Clinical testing and regulatory      456,902       339,135
  Research and development             252,973       215,401
  Depreciation and amortization        300,431       187,887

Total operating expenses             2,068,742     1,526,389

Loss from operations                (1,465,269)   (1,264,380)

Research grant income                   25,037        47,400
Interest and other income, net         234,592       284,496
Amortization of discount and costs
on mandatorily convertible notes      (186,689)     (676,515)

Net loss                          $ (1,392,329) $ (1,608,999)

Net loss per share                $     (0.10)  $     (0.14)

Shares used in computing net loss
per share                           14,024,710    11,613,748

See accompanying notes.




             Cypros Pharmaceutical Corporation
                   Statements of Cash Flows
                        (Unaudited)
                                      Three Months Ended
                                          October 31
                                      1997         1996
Operating activities
Net Loss                          $(1,392,329) $(1,608,999)
Adjustments to reconcile net loss
to net cash used in operating
activities:
  Amortization of deferred
  compensation                         137,392       74,272
  Depreciation and amortization        301,822      187,886
  Amortization of discount and
  costs on mandatorily convertible
  notes                                186,689      676,515
  Deferred rent                         26,599        2,053
Changes in operating assets and
liabilities, net of effects from
acquisitions:
  Accounts receivable                 (26,305)     (30,229)
  Inventories                            7,941      (2,331)
  Other current assets                  49,216       36,798
  Accounts payable                    (42,394)      (5,493)
  Accrued liabilities                 (65,058)    (116,345)


Net cash flows used in operating
activities                           (816,427)    (785,873)

Investing activities
Short-term investments               (254,203)  (1,574,086)
Installment payment for purchased
technology                          (1,200,000)   (200,000)
Purchase of property, equipment
and leasehold improvements            (15,661)     (12,513)
Increase in licenses and patents      (36,110)     (14,172)
Decrease in other assets                14,893       4,701


Net cash flows used in investing
activities                          (1,491,081)  (1,796,070)


Financing activities
Repayments of long-term debt          (26,328)     (24,820)
Repayments of capital leases/
obligations                           (24,820)     (19,248)


Net cash flows used by financing
activities                            (51,148)     (44,068)
Decrease in cash and cash
equivalents                         (2,358,656) (2,626,011)

Cash and cash equivalents at
beginning of period                  5,101,710    8,306,752


Cash and cash equivalents at end
of period                           $2,743,054   $5,680,741


Supplemental disclosures of cash
flow information:
Cash paid for interest                $103,887      $12,723


Noncash investing and financing
activities:
Equipment financed under capital
leases                                  $    -      $79,992


Notes converted to common stock     $2,913,061       $    -

See accompanying notes


CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin, Glofil and Inulin, and developing two drugs, CPC-111 and Ceresine (formerly CPC-211). The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company expects to be in late-phase clinical trials with CPC-111 and Ceresine in 1998.

Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1997 and 1996 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1997 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1997 included in the Company's Annual Report on
Form 10-K.

The Company has experienced significant quarterly fluctuations in operating results and increases in expenses and losses since inception and it expects these fluctuations, expenses and losses will continue.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $10,326 and finished goods of $74,910.

Revenue Recognition

Revenues from product sales of Ethamolin and whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from its third-party distributor. The Company is not obligated to accept returns of products sold that have reached their expiration date.

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

2. Subsequent Events

On November 3, 1997, the Company's Redeemable Class B Warrants trading on the Nasdaq National Market System under the symbol "CYPRZ" expired. Prior to expiration, 856,026 of them were exercised into the same number of shares of the Company's Common Stock at an exercise price of $5.50 each and the Company raised $4.7 million in new capital.

On November 25, 1997, the Company acquired a license to the New Drug Application and a 510(k) application for Sildimac and Medimac, two burn and wound care products, and two U.S. patents on a proprietary drug delivery technology known as "DIMAC" for future royalties and other considerations from Enquay, Inc. In addition, the Company purchased various items of equipment necessary to manufacture products using the DIMAC controlled release technology. The purchase price for the equipment is payable in installments with the post-closing installments evidenced by a promissory note, whose principal and interest is secured by a security interest. The Company expects to launch one or both of Sildimac and Medimac in 1998.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights" of the Company's Annual Report (Form 10-
K) for the fiscal year ended July 31, 1997 and those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein..

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin in August 1995, and acquired a third FDA-cleared product, Ethamolin, in November 1996. The Company has sustained an accumulated deficit of $18,549,264 from inception through October 31, 1997. As the Company will not have significant positive net operating cash flow for the next few years and the Company's research and development, clinical testing and regulatory, sales and marketing and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

During the fiscal quarter ended October 31, 1997, the Company sustained a loss of $1,392,329 (or $.10 per share) compared to a loss of $1,608,999 (or $.14 per share) for the prior-year quarter. Because of the introduction of Ethamolin to the Company's product portfolio, sales, gross profit and gross profit margin for the current quarter were $771,417, $603,473 and 78.2%, respectively, a 110.1%, 130.3% and 9.7% increase over the $367,131, $262,009 and 71.3% reported, respectively, in the prior-year quarter. Sales and marketing expense increased by 120% to $356,696 in the current quarter from $162,456 in the prior-year quarter due to increased payroll and commission expense related to additional sales and marketing personnel, their travel and related expense and increased promotional expense.

General and administrative expense increased by 12.9% to $701,740 in the current quarter from $621,510 in the prior-year quarter with decreases in investment banking fees and deferred compensation amortization being offset by increases in investor relations expense, securities fees and legal fees.

Clinical testing and regulatory expense increased by 34.7% to $456,902 in the current quarter from $339,135 in the prior-year quarter, principally as a result of increased site costs and use of data input and management, statistical and other consultants to accelerate, finish and report on the Company's various Phase II clinical trials.

Depreciation and amortization expense increased by 59.9% to $300,431 from $187,887 in the prior-year quarter as a result of the expense related to the amortization of the Ethamolin purchased technology.

Net interest and other income for the current quarter decreased by 17.5% to $234,592 in the current quarter from $284,496 in the prior-year quarter, as rental revenue from the sublease of the Company's former executive offices was offset by lower interest income from the Company's investment portfolio and increased interest expense from the accrual of the interest on the $1,200,000 promissory note issued to Schwarz Pharma as part of the Ethamolin acquisition (the "Schwarz Note").

Amortization of discount and costs on mandatorily convertible notes (the "Notes") decreased 72.5% to $186,689 in the current quarter from $676,515 in the prior-year quarter principally as a result of the fact that the amortization charges on the Notes were allocated over the lock-up periods for the Noteholders which began on the date of closing of the transactions in April and July 1996 and ended on the first possible conversion dates which ranged from January 1997 to July 1997. Thus, all of the amortization charges were taken by fiscal year end 1997, and the current quarter's amortization is completely financing costs.

The financing costs of the Notes are amortized as Notes are converted in proportion to the percentage of outstanding Notes converted but no less than on a straight-line basis over the three-year maturity of the Notes. At the end of the current quarter only $72,438 of these costs remained to be amortized.

During the quarter, $2,913,061 in principal amount of the Notes was exercised into 870,716 shares of Common Stock and $1,114,400 in principal amount remained.

Liquidity and Capital Resources

The Company has principally funded its activities to date through its initial public offering ("IPO") in November 1992, which raised $5,951,000, subsequent exercises of its Redeemable Class A Warrants in 1994 and early 1995, which raised $10,497,000, exercises by the underwriter of the IPO of its unit purchase options (and the Redeemable Class A Warrants within such options), which raised $1,681,000, three private placements of mandatorily convertible notes during April and July 1996, which raised net proceeds of $7,458,000, and a private placement of Common Stock to the President and Fellows of Harvard College and another institutional investor during March 1997, which raised net proceeds of $4,715,000.

At October 31, 1997, the Company had cash, cash equivalents and short-term investments of $12,462,818 compared to $14,567,271 at July 31, 1997. At October 31, 1997, working capital was $12,253,202 compared to $13,052,547 at July 31, 1997. The decline in both balance sheet items was principally due to the payment of the Schwarz Note during the current quarter.

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

The Company is funding a significant portion of its operating expenses through cash flow from product sales, but expects to seek additional funds through exercises of its currently outstanding options, public or private equity financings, collaborations or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

                                  Part II.
Item 6.    Exhibits and Reports on Form 8-K.
(a)        Exhibits.

           The following exhibit is required to be filed by Item
           601 of Regulation S-K.

Exhibit
Number     Description
10.1       Employment Agreement dated
           December 6, 1997 between the Registrant and Zofia E.
           Dziewanowska, M.D., Ph.D.

(b)        Reports on Form 8-K.
           None.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San
Diego, State of California, on the 12th day of December, 1997.

CYPROS PHARMACEUTICAL CORPORATION

By  /s/ Paul J. Marangos
---------------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer


/s/  David W. Nassif
---------------------------
David W. Nassif
Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)



               Exhibit Index
Exhibit Number Description                                Page
     10.1      Employment Agreement dated December 6,      13
               1997 between the Registrant and Zofia E.
               Dziewanowska,M.D., Ph.D.