Form 10-Q
period 1998-01-31
CYPROS PHARMACEUTICAL CORP
filed 1998-03-09
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________

(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the period ended
January 31, 1998
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from __________ to _________

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

As of March 9, 1998, the Registrant had 15,660,655 shares of
Common Stock, no par value, outstanding.




                          TABLE OF CONTENTS
   Item                                                     Page
                               Part I.
    1.      Financial Statements:
            a.  Balance Sheets -- January 31, 1998 and        3
                July 31, 1997
            b.  Statements of Operations -- Three and Six     4
                Months Ended January 31, 1998 and 1997
            c.  Statements of Cash Flows -- Six Months        5
                Ended January 31, 1998 and 1997
            d.  Notes to Financial Statements                 6
    2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations     8

                               Part II.
    1.      Legal Proceedings                                 *
    2.      Changes in Securities                             *
    3.      Defaults Upon Senior Securities                   *
    4.      Submission of Matters to a Vote of Securities    11
            Holders
    5.      Other Information                                 *
    6.      Exhibits and Reports on Form 8-K                 11
                                                             12
Signatures

*  No information provided due to inapplicability of item.

         PART I.
Item 1. Financial Statements
                            Cypros Pharmaceutical
                                 Corporation
                                Balance Sheets
                            January     July 31,
                              31,          1997
                              1998
                          (Unaudited)     (Note)

Assets
Current assets:
  Cash and cash
  equivalents             $5,526,986    $5,101,710
  Short-term investments,
  held to maturity        10,018,440     9,465,561
  Accounts receivable        429,228       355,425
  Inventories                128,168        93,177
  Prepaid expenses and
  other current assets       113,394        75,038


     Total current assets 16,216,216    15,090,911


Property, equipment and
leasehold improvements,
net                        1,001,369       675,686
Purchased technology, net  4,612,181     5,060,875
Deferred financing costs,
net                           33,437       259,127
Licenses and patents, net    189,038       162,592
Other assets                 316,636        95,525


    Total assets          $22,368,877 $ 21,344,716

Liabilities and
shareholders' equity
Current liabilities:
  Accounts payable        $   341,746 $   365,386
  Accrued compensation        127,544     121,605
  Other accrued
  liabilities                  29,439     118,658
  Purchased asset
  obligations                      -    1,272,000
  Current portion of long-
  term debt                    45,735      41,367
  Current portion of
  capital lease obligations    98,712     106,206
  Current portion of
  sublease obligations,net     11,326      13,142

   Total current liabilities  654,502   2,038,364

Long-term debt               107,633            -
Capital lease obligations    102,755      148,787
Sublease obligation           49,963       59,407
Deferred rent                 78,910       44,789
Mandatorily convertible
notes                        514,400    4,027,461

Shareholders' equity:
  Common stock,
  30,000,000 shares
  authorized, 15,538,952
  and 13,650,405 shares
  issued and
  outstanding as of
  January 31, 1998 and
  July 31,1997,
  respectively           40,689,312    32,344,793
  Deferred compensation    (110,770)     (161,950)
   Accumulated deficit  (19,717,828)  (17,156,935)

     Total shareholders'
     equity              20,860,714    15,025,908

     Total liabilities
     and shareholders'
     equity             $22,368,877   $21,344,716

Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes



                        Cypros Pharmaceutical Corporation
                        Statements of Operations
                             (Unaudited)
                        Three Months        Six Months
                        Ended               Ended
                        January 31          January 31,

                        1998       1997        1998         1997

Net sales               $ 916,045  $ 587,665    $1,687,461   $954,796
Cost of sales             207,698    134,741       375,642    239,862
Gross profit              708,347    452,924     1,311,819    714,934
Operating expenses:
  Sales and marketing     321,137    257,182       677,833    419.638
  General and
  administrative          791,136    699,423      1,492,876 1,320,934
  Clinical testing and
  regulatory              552,476    561,299      1,009,378   900,433
  Research and
  development             197,659    270,688        450,632   486,090
  Depreciation and
  amortization            310,707    290,154        611,138   478,040
Total operating
expenses                2,173,115  2,078,746      4,241,857 3,605,135

Loss from
operations             (1,464,768)(1,625,822)    (2,930,038)(2,890,201)


Research grant income      47,471     32,090         72,508    79,490
Interest and other
income, net               287,736    100,217        522,327   384,713
Amortization of
discount and costs
on mandatorily
convertible notes         (39,001)  (674,184)      (225,690)(1,350,699)

Net loss              $(1,168,562)(2,167,699)   $(2,560,893)(3,776,697)

Net loss per share:
Basic and Diluted     $    (0.08) $   (0.19)    $    (0.17) $   (0.33)

Weighted average
shares outstanding:
Basic and Diluted      15,412,010 11,613,748     14,718,360 11,613,748

See accompanying notes.



                            Cypros Pharmaceutical Corporation
                               Statements of Cash Flows
                                    (Unaudited)

                                         Six Months Ended
                                         January 31,
                                         1998         1997

Operating activities
Net loss                                 $(2,560,893)  $(3,776,697)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Amortization of deferred compensation      175,062       174,854
  Depreciation and amortization              613,919       478,040
  Amortization of discount
  and costs on
  mandatorily
  convertible notes                          225,690     1,350,699
  Deferred rent                               34,121         7,758
Changes in operating assets and
liabilities, net of effects
from acquisitions:
    Accounts receivable                      (73,803)     (130,477)
    Inventories                              (34,991)       31,406
    Prepaid expenses and other current       (38,356)     (112,061)
    Accounts payable                         (23,640)       197,969
    Accrued liabilities                     (155,280)       100,671
Net cash flows used in operating
activities                                (1,838,171)    (1,677,838)

Investing activities
Payment for business acquisition                   -     (2,286,642)
Short-term investments                      (552,879)        27,367
Installment payment for purchased
technology                                (1,200,000)             -
Purchase of property, equipment and
leasehold improvements                      (470,545)      (59,269)
(Decrease)/increase in licenses and
patents                                     (46,809)         2,266
Increase in other assets                   (221,111)       (40,209)
Net cash flows used in investing
activities                               (2,491,344)    (2,356,487)

Financing activities
Decrease in sublease obligation, net        (11,260)       (7,642)
Proceeds from exercise of B Warrants      4,707,576             -
Issuance of long-term debt                  112,001       (49,641)
Repayments of capital lease obligations     (53,526)      (43,137)

Net cash flows provided by (used in) by
financing activities                      4,754,791      (100,420)

Increase/decrease in cash and cash
equivalents                                 425,276    (4,134,745)

Cash and cash equivalents at beginning
of period                                 5,101,710     8,306,752


Cash and cash equivalents at end of
period                                  $ 5,526,986   $ 4,172,007

Supplemental disclosures of cash flow
information:
Cash paid for interest                  $   113,569   $    26,932

Noncash investing and financing
activities:
Equipment financed under capital leases $        -    $    79,992
Issuance of purchased asset obligation
in business acquisitions                $        -    $ 1,200,000

Notes converted to common stock         $ 3,513,061  $         -

See accompanying notes.





CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting
Policies

Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin, Glofil and Inulin, and developing two drugs, CPC-111 and Ceresine. The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company expects to be in late-phase clinical trials with CPC-111 and Ceresine in 1998.

Basis of Presentation

The unaudited financial statements for the three and six months ended January 31, 1998 and 1997 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1997 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $3,856 and finished goods of $124,312.

Revenue Recognition

Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

Sales are reported when products are shipped. These sales are subsequently adjusted for discounts and allowances due to contractual discounts on certain pharmaceuticals under contracts with hospitals and hospital buying groups. At
January 31, 1998, such discounts and allowances totaled $55,921.

The Company's policy is not to accept returns of product sold. Certain contracts with wholesale drug distributors provide for product returns if the product is within a certain number of months of expiration. To date, the Company has experienced few returns.

Net Loss Per Share Data

In the second quarter of fiscal years ended January 31, 1998 and 1997, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". This statement redefines the standards for computing and presenting earnings per share, previously promulgated by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Under Statement 128, basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the 1998 presentation.

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights" of the Company's Annual Report (Form 10-K) for the fiscal year ended July 31, 1997 and those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994 acquired two FDA-cleared products, Glofil and Inulin, in August 1995, and acquired a third FDA-cleared product, Ethamolin, in November 1996.. The Company has sustained an accumulated deficit of $19,717,828 from inception through January 31, 1998. As the Company will not have positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Three Months Ended January 31, 1998 Versus Three Months
Ended January 31, 1997

During the quarter ended January 31, 1998, the Company reported sales of $916,045, a 55.9% increase over the $587,665 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $708,347, a 56.4% increase over the $452,924 reported in the prior-year period. As a percent of sales, the gross margin in the current quarter was 77.3% compared to 77.1% in the prior-year period.

Total operating expenses increased only 4.5% during the quarter to $2,173,115 from $2,078,746 during the prior-year quarter. Sales and marketing expense increased by more than 24.9% principally due to the expansion of the field sales force, sales-related commissions and advertising costs. General and administrative expense increased 13.1% principally due to the acquisition of the Dimac drug delivery technology during November, the hiring of a project manager to establish and scale-up the manufacturing for the Dimac products and consulting and other expenses related to the manufacturing scale-up.

During the current quarter, research grant income increased
47.9%, due to increased income from a Phase I Small Business
Innovation Research Grant during the current quarter.

In addition, net interest and other income for the current quarter increased more than 187.1% to $287,736 from $100,217 during the prior-year quarter, principally because the Company had a larger investment portfolio during the current quarter (as a result of the March 1997 common stock private placement and the November 1997 exercises of the Company's Redeemable Class B Warrants) which yielded more interest income.

Amortization of discount and costs on mandatorily convertible notes (the "Notes") decreased 94.2% to $39,001 in the current quarter from $674,184 in the prior-year quarter principally as a result of the fact that the amortization of discounts on the Notes was allocated over the lock-up periods for the Noteholders which began on the date of closing of the transactions in April and July 1996 and ended on the first possible conversion dates which ranged from January 1997 to July 1997. Thus, all of the amortization of the discount was recognized by the end of fiscal 1997, and the current quarter's amortization relates completely to deferred financing costs.

The financing costs of the Notes are amortized as Notes are converted in proportion to the percentage of outstanding Notes converted, but no less than on a straight-line basis over the three-year maturity of the Notes. At the end of the current quarter only $33,437 of these costs remained to be amortized. The decline in this amortization expense is the principal reason for the decreased net loss for the quarter of $1,168,562 (or $.08 per share), compared to a loss of $2,167,699 (or $.19 per share) for the prior-year quarter.

During the current quarter, $600,000 in principal amount of the Notes was exercised into 161,805 shares of Common Stock and $514,400 in principal amount remained outstanding as of January 31, 1998.


Six Months Ended January 31, 1998 Versus Six Months Ended
January 31, 1997

During the six months ended January 31, 1998, the Company reported sales of $1,687,461, a 76.7% increase over the $954,796 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $1,311,819, an 83.5% increase over the $714,934 reported in the prior-year period. As a percent of sales, the gross margin in the current period was 77.7% compared to 74.9% in the prior-year period.

During the six months ended January 31, 1998, the Company sustained a loss of $2,560,893 (or $.17 per share), compared to a loss of $3,776,697 (or $.33 per share) for the prior-year period, as operating expenses increased overall. Total operating expenses increased 17.7% during the current period to $4,241,857 from $3,605,135 during the prior-year period. Sales and marketing expense accounted for 40.6% of the increase in total operating expenses, as it increased 61.5% to $677,833 from $419,638 for the reasons set forth in the three-month analysis above. General and administrative expense accounted for 27.0% of the increase in total operating expenses, as it increased 13.0% to $1,492,876 from $1,320,934 for the reasons set forth in the three-month analysis above. Clinical testing and regulatory expense increased by more than 12.1% to $1,009,378 form $900,433, principally due to increased payroll and related benefits. Depreciation and amortization expense increased more than 27.8% to $611,138 from $478,040, principally due to increased amortization of purchased technology related to the acquisition of Ethamolin. The current period expense reflects six months of such amortization, while the prior period only reflects three months of such expense, since the acquisition occurred halfway through that period in November 1996.

In addition, net interest and other income for the current period increased more than 35.8% to $522,327 from $384,713 during the prior-year period for the reasons set forth in the three-month analysis.

Amortization of discount and costs on mandatorily convertible notes (the "Notes") decreased 83.3% to $225,690 in the current period from $1,350,699 in the prior-year period for the same reason discussed above in the three-month analysis. The decline in this expense is the principal reason for the decreased net loss for the quarter of $2,560,893 (or $.17 per share), compared to a loss of $3,776,697 (or $.33 per share) for the prior-year period.

Liquidity and Capital Resources

The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $30.3 million, as well as product sales.

At January 31, 1998, the Company had cash, cash equivalents and short-term investments of $15,544,426 compared to $14,567,271, at July 31, 1997. At January 31, 1998, working capital was $15,561,714, compared to $13,052,547 at July 31, 1997. The increase in both balance sheet items was principally due to the receipt of the proceeds from the exercise of the Redeemable Class B Warrants.

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

Part II.
Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 10, 1998. The following matters received the votes for, votes against, abstentions and broker non-votes set forth across from them at the meeting:

                           Votes      Votes                  Broker
                           For        Against   Abstentio    Non-
                                                             Votes
(1) Election of Directors
to hold office until 1999
Annual Meeting of
Shareholders
  Paul Marangos            12,859,502 181,594     0          0
  Robert F. Allnutt        12,867,902 173,194     0          0
  Digby Barrios            12,849,302 191,794     0          0
  Virgil Thompson          12,856,902 183,194     0          0
  Robert A. Vukovich       12,838,802 201,244     0          0

(2)  Amendment of the
Company's 1992 Stock
Option Plan (the "Plan")
to increase the aggregate
number of shares of the
Company's Common Stock
authorized for issuance
under the Plan from
2,266,288 to 2,766,288     12,368,263 494,602   65,791    112,440

(3)  Ratification of the
selection of Ernst &
Young LLP as the
Company's independent
auditors for the fiscal
year ending July 31, 1999  12,842,612 168,859   29,625        0

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

No exhibits are included in this report.

(b)  Reports on Form 8-K.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the
6th day of March, 1998.

CYPROS PHARMACEUTICAL CORPORATION

By  /s/ Paul J. Marangos
------------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

/s/ David W. Nassif
------------------------
David W. Nassif
Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)