Form 10-Q
period 1998-04-30
CYPROS PHARMACEUTICAL CORP
filed 1998-06-12
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the period ended
April 30, 1998
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from __________ to _________

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

Registrant's telephone number, including area code: (760) 929
9500

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   X  ]  YES                                   [      ]  NO

As of June 8, 1998, the Registrant had 15,696,570 shares of
Common Stock, no par value, outstanding.

<CONTENTS>
                        TABLE OF CONTENTS
Item                         Part I.
Page
 1.   Financial Statements:
      a.  Balance Sheets -- April 30, 1998 and July 31,        3
          1997
      b.  Statements of Operations -- Three and Nine Months    4
          Ended April 30, 1998 and 1997
      c.  Statements of Cash Flows -- Nine Months Ended        5
          April 30, 1998 and 1997
      d.  Notes to Financial Statements                        6
    2.   Management's Discussion and Analysis of Financial     8
         Condition and Results of Operations

                            Part II.
 1.   Legal Proceedings                                        *
 2.   Changes in Securities                                    *
 3.   Defaults Upon Senior Securities                          *
 4.   Submission of Matters to a Vote of Securities Holders    *
 5.   Other Information                                        *
 6.   Exhibits and Reports on Form 8-K                         *
Signatures                                                     12

*  No information provided due to inapplicability of item.

<CONTENTS>
            PART I.
Item 1. Financial Statements
     Cypros Pharmaceutical
          Corporation
         Balance Sheets
                                   April 30,      July 31,
                                      1998          1997
                                  (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents      $3,698,556  $5,101,710
  Short-term investments, held
  to maturity                    10,767,962   9,465,561
  Accounts receivable               378,473     355,425
  Inventories                       109,274      93,177
  Prepaid expenses and other
  current assets                    143,289      75,038
      Total current assets       15,097,554  15,090,911

Property, equipment and
leasehold improvements, net         953,542     675,686
Purchased technology, net         4,387,834   5,060,875
Deferred financing costs, net         3,120     259,127
Licenses and patents, net           187,056     162,592
Other assets                        313,700      95,525
     Total assets               $20,942,806 $21,344,716

Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable                  299,646    $365,386
  Accrued compensation              166,640     121,605
  Other accrued liabilities          29,643     118,658
  Purchased asset obligations             -   1,272,000
  Current portion of long-term debt  48,505      41,367
  Current portion of capital
  lease obligations                  89,318     106,206
  Current portion of lease
  obligations,net                    19,722           -
  Current portion of sublease
  obligation, net                     1,917      13,142
    Total current liabilities       655,391   2,038,364
Long-term debt                      106,633           -
Capital lease obligations            84,050     148,787
Sublease obligation                  31,885      59,407
Deferred rent                        80,402      44,789
Mandatorily convertible notes        48,300   4,027,461

Shareholders' equity:
  Common stock, 30,000,000
  shares authorized, 15,696,570
  and 13,650,405 shares issued
  and outstanding as of April 30,
  1998 and July 31,1997
  respectively                   41,218,293  32,344,793
 Deferred compensation              (96,717)   (161,950)

 Accumulated deficit            (21,185,431)(17,156,935)

  Total shareholders' equity     19,936,145  15,025,908

  Total liabilities and
  shareholders' equity          $20,942,806 $21,344,716

Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                      Cypros Pharmaceutical Corporation
                          Statements of Operations
                               (Unaudited)

                    Three Months Ended   Nine Months Ended
                         April 30,            April 30,
                      1998       1997       1998          1997
Net sales          $824,399    $717,658    $2,511,860  $1,672,454
Cost of sales       202,751     148,154       578,469     388,016
Gross profit        621,648     569,504     1,933,391   1,284,438
Operatingexpenses:
  Sales and
  marketing         331,022     287,212     1,008,779    706,850
  General and
  administrative    736,978     599,111     2,229,854  1,920,045
  Clinical testing
  and regulatory    761,449    441,767      1,770,827  1,342,200
  Research and
  development       216,977    234,578        667,609    720,668
  Depreciation and
  amortization      293,568    293,989        904,706    772,029

Total operating
expenses          2,339,994  1,856,657      6,581,775  5,461,792

Loss from
operations       (1,718,346)(1,287,153)    (4,648,384)(4,177,354)


Research grant
income               46,193          -        118,701     79,490
Interest and other
income, net         234,867    138,486        757,194    523,199
Amortization of
discount and costs
on mandatorily
convertible notes   (30,317)   (322,347)      (256,007) (1,673,046)
Net loss        $(1,467,603)$(1,471,014)   $(4,028,496)$(5,247,711)

Netloss per
share:
Basic and diluted   $  (0.09)  $  (0.12)   $  (0.27)   $  (0.44)

Weighted average
shares
outstanding:
Basic and
diluted         15,644,114  12,431,095      15,020,087  11,880,209


See accompanying notes.



<CONTENTS>
                       Cypros Pharmaceutical Corporation

                           Statements of Cash Flows
                                (Unaudited)
                           Nine Months Ended April 30,
                                     1998           1997
Operating activities
Net loss                              $(4,028,496)  (5,247,711)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Amortization of deferred
  compensation                            251,996      283,519
  Depreciation and amortization           912,026      772,029
  Amortization of discount and costs
  on mandatorily convertible notes        256,007    1,673,046

  Deferred rent                            55,335        9,996
Changes in operating assets and
liabilities, net of effects
from acquisitions:
    Accounts receivable                   (23,048)    (276,205)
    Inventories                           (16,097)      37,729
    Prepaid expenses and other
    current assets                        (68,251)     (62,844)
    Accounts payable                      (65,740)     170,626
    Accrued liabilities                  (115,980)     116,679

Net cash flows used in operating
activities                             (2,842,248)  (2,523,136)

Investing activities
Payment for business acquisition                -   (2,286,642)
Short-term investments                 (1,302,401)  (4,830,596)
Installment payment for purchased
technology                             (1,200,000)           -
Purchase of property, equipment and
leasehold improvements                   (494,496)    (152,298)
Increase in licenses and patents          (46,809)     (71,533)
Increase in deposits and other assets    (218,175)      (7,940)

Net cash flows used in investing
activities                             (3,261,881)  (7,349,009)

Financing activities
Decrease in sublease obligation, net      (38,747)           -
Proceeds from exercise of B Warrants    4,707,576            -
Issuance of long-term debt                115,267            -
Repayments of long-term debt               (1,496)     (74,461)
Issuance of Common Stock, net                   -    4,721,069
Repayments of capital lease
obligations                               (81,625)     (67,811)

Net cash flows provided by financing
activities                              4,700,975    4,578,797

Decrease in cash and cash equivalents  (1,403,154)  (5,293,348)

Cash and cash equivalents at
beginning of period                     5,101,710    8,306,752

Cash and cash equivalents at end of
period                                 $3,698,556   $3,013,404

Supplemental disclosures of cash flow
information:
Cash paid for interest                 $  124,005   $   40,362

Noncash investing and financing
activities:
Equipment financed under capital
leases                                 $        -   $   79,992

Issuance of purchased asset
obligation in business acquisition     $        _   $1,200,000

Notes converted to common stock        $3,979,161   $3,326,938

See accompanying notes.




CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin, Glofil and Inulin, expects to launch two burn and wound care products using the Company's DIMAC technology within the next year and is developing two drugs, Cordox (formerly CPC111) and Ceresine. The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company expects to be in late-phase clinical trials in 1998.

Basis of Presentation

The unaudited financial statements for the three and nine months ended April 30, 1998 and 1997 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1997 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $2,435 and finished goods of $106,839.

Revenue Recognition

Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit dose sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for discounts and allowances due to contractual discounts on certain pharmaceuticals under contracts with hospitals and hospital buying groups. For the nine-month period ending April 30, 1998, such discounts and allowances totaled $84,873.

The Company's policy is not to accept returns of product sold. Certain contracts with wholesale drug distributors provide for product returns if the product is within a certain number of months of expiration. To date, the Company has experienced few returns.

Net Loss Per Share Data

In the second quarter of the fiscal year ended July 31, 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No.128, "Earnings
Per Share" ("Statement 128"). Statement 128 redefines the standards for computing and presenting earnings per share, previously promulgated by Accounting Principles
Board Opinion No. 15, "Earnings Per Share". Under Statement 128, basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

RECENTLY-ISSUED ACCOUNTING STANDARDS

Comprehensive Income

Effective August 1, 1998, the Company will adopt Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. "Comprehensive Income" is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive net loss and net loss are the same, and therefore, the adoption of SFAS 130 will not have an impact on the Company's financial statements.

Segment Information

Effective August 1, 1998, the Company will adopt Statement of Financial Accounting Standard No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS 131 will not affect the Company's financial statements.

Pensions and Other Post Retirement Benefits

Effective August 1,1998, the Company will adopt Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises current disclosures for employers' disclosures for pensions and other post retirement benefit plans. The Company does not currently have a pension plan, and therefore, the adoption of SFAS 132 did not affect the Company's financial statements.

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
Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights" of the Company's Annual Report (Form
10K) for the fiscal year ended July 31, 1997 and those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin, in November 1996, and acquired the DIMAC technology and two related FDA-cleared products in November 1997. The Company has sustained an accumulated deficit of $21,185,431 from inception through April 30, 1998. As the Company will not have positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Three Months Ended April 30, 1998 Versus Three Months Ended
April 30, 1997

During the quarter ended April 30, 1998, the Company reported sales of $824,399, a 14.9% increase over the $717,658 reported in the prior-year period, principally due to continued strong Ethamolin sales, and a gross profit on sales of $621,648, a 9.2% increase over the $569,504 reported in the prior-year period. During the quarter, the Company's largest Glofil customer informed the Company that it will soon terminate two clinical trials which require Glofil to be used as part of their protocols. The Company expects the loss of sales to this customer to slow the rate of overall sales growth for the next six to nine months.

As a percent of sales, the gross margin in the current quarter was 75.4% compared to 79.4% in the prior-year period, as the high gross profit margin on Ethamolin was offset by costs incurred by the Company in entering into a joint venture with another company to manufacture Glofil. The Company expects the new manufacturing facility (a) to lower the Glofil cost of sales and (b) to ship product by the middle of fiscal year 1999.
Total operating expenses increased 26.0% during the quarter to $2,339,994 from $1,856,657 during the prior-year quarter.
Sales and marketing expense increased by more than 15.3% principally due to increased promotional costs for Glofil.
General and administrative expense increased 23.0% principally due to the salary expense of the DIMAC project manager, the reimbursement of legal fees in connection with the acquisition of the DIMAC technology, and consulting, travel and other expenses related to the DIMAC manufacturing scale-up.

During the current quarter, grant income increased 100%, as the Company received a new grant which it did not have in the previous year's quarter.

Net interest and other income for the current quarter increased more than 69.6% to $234,867 from $138,486 during the prior-year quarter, principally because the Company had a larger investment portfolio during the current quarter (as a result of the March 1997 common stock private placement and the November 1997 exercises of the Company's
Redeemable Class B Warrants) which yielded more interest income.

Amortization of discount and costs on mandatorily convertible notes (the "Notes") decreased 90.6% to $30,317 in the current quarter from $322,347 in the prior-year quarter principally as a result of the fact that the amortization of discounts on the Notes was allocated over the lock-up periods for the Noteholders which began on the date of closing of the transactions in April and July 1996 and ended on the first possible conversion dates which ranged from January
1997 to July 1997. Thus, all of the amortization of the discount was recognized by the end of fiscal 1997, and the current quarter's amortization relates completely to deferred financing costs.

The financing costs of the Notes are amortized as Notes are converted in proportion to the percentage of outstanding Notes converted, but no less than on a straight-line basis over the three-year maturity of the Notes. At the end of the current quarter only $3,120 of these costs remained to be amortized. The decline in this amortization expense is the principal reason for the decreased net loss for the quarter of $1,467,603 (or $.09 per share), compared to a loss of $1,471,014 (or $.12 per share) for the prior-year quarter. During the current quarter, $466,100 in principal amount of the Notes was exercised into 157,618 shares of Common Stock and $48,300 in principal amount remained outstanding as of April 30,1998.

Nine  Months Ended April 30, 1998 Versus Nine Months Ended
April 30, 1997

During the nine months ended April 30, 1998, the Company reported sales of $2,511,860, a 50.2% increase over the $1,672,454 reported in the prior-year period, principally due to the acquisition of Ethamolin, and a gross profit on sales of $1,933,391, a 50.5% increase over the $1,284,438 reported in the prior-year period. As a percent of sales, the gross margin in the current period was 77.0% compared to 76.8% in the prior-year period.

Total operating expenses increased 20.5% during the current period to $6,581,775 from $5,461,792 during the prior-year period. Sales and marketing expense accounted for 27.0% of the increase in total operating expenses, as it increased 42.7% to $1,008,779 from $706,850 principally due to increased salary expense and increased promotional costs for Glofil. General and administrative expense accounted for 27.7% of the increase in total operating expenses,increasing 16.1% to $2,229,854 from $1,920,045 principally due to increased investor relations programs. Clinical testing and regulatory expense increased by more than 31.9% to $1,770,827 from $1,342,200 principally due to increased salary expense and certain toxicology studies on the clinicalprograms.
Depreciation and amortization expense increased more than 17.2% to $904,706 from $772,029, principally due to increased amortization of purchased technology related to the acquisition of Ethamolin. The current period expense reflects nine months of such amortization, while the prior period only reflects six months of such expense, since the acquisition occurred in November 1996.

In addition, net interest and other income for the current period increased 44.7% to $757,194 from $523,199 during the prior-year period for the reasons set forth in the three-month analysis.

Amortization of discount and costs on mandatorily convertible notes (the "Notes") decreased 84.7% to $256,007 in the current period from $1,673,046 in the prior-year period for the same reason discussed above in the three-month analysis. The decline in this expense is the principal reason for the decreased net loss for the nine months of $4,028,496 (or $.27 per share), compared to a loss of $5,247,711 (or $.44 per share) for the prior-year period.

Liquidity and Capital Resources

The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $30.3 million, as well as product sales.

At April 30, 1998, the Company had cash, cash equivalents
and short-term investments of $14,466,518 compared to
$14,567,271, at July 31,1997.   At April 30, 1998,
working capital was $14,442,163, compared to $13,052,547 at July 31, 1997. The increase in both balance sheet items was principally due to the receipt of the proceeds from the exercise of the Redeemable Class B Warrants.

The Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for more than two years dependent, in part, on the timing of the commencement of each phase of the clinical trials on Cordox and Ceresine and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions, the delay in scaling up manufacturing operations, the growth in sales of the acquired products and their resulting cash flows and other factors.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the 8th day of June, 1998.

CYPROS PHARMACEUTICAL CORPORATION

By /s/ Paul J. Marangos
--------------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

/s/ David W. Nassif
--------------------------
David W.Nassif
Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)