Form 10-K
period 1998-07-31
CYPROS PHARMACEUTICAL CORP
filed 1998-10-28
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
________________________

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended July 31, 1998
                               OR
[     ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-20772
CYPROS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

California                              33-0476164
(State or other jurisdiction of         (I.R.S.Employer
incorporation or organization)           Identification No.)

2714 Loker Avenue West
Carlsbad, California                    92008
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:
(760) 929-9500

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of class)
Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] YES                                    [   ] NO
As of October 26,1998, the Registrant had 15,711,877 shares of Common Stock, no par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $29,563,000 based upon the last sales price of the Registrant's Common Stock reported on the American Stock Exchange.*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
_______________

* Excludes 3,264,437 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent of the shares outstanding on October 26, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1999 Annual
Meeting of Shareholders to be filed on or before November 28, 1998 are incorporated by reference into Part III.


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

General

Cypros Pharmaceutical Corporation (the "Company") is a specialty pharmaceutical company which develops and markets products for the critical care market. The Company's sales and marketing force is currently marketing three products, Glofil and Inulin, two injectable drugs that assess kidney function by the measurement of glomerular filtration rate, and Ethamolin, an injectable drug that treats bleeding esophageal varices. In addition, the Company intends to launch two burn/wound care products, Neoflo and Sildaflo, in the next year. The Company's development programs target ischemic (impaired blood flow) disorders and the Company is currently conducting a Phase III clinical trial on Cordox (formerly CPC-111) in sickle cell crisis patients. The Company is also planning (i) Phase III clinical trials of Cordox in other ischemic disorders, such as coronary artery bypass grafting surgery ("CABG") and (ii) other pivotal clinical trials of Ceresine in closed head injury patients.

Acquisitions of Approved Products to Build Commercial Capabilities. The Company has an 11-person sales and marketing force directed at the critical care market. In advance of the potential approval of Cordox and Ceresine by the U.S. Food and Drug Administration ("FDA"), the Company is building a sales, marketing and distribution capability through the acquisition of already approved products; Glofil-125 and Inulin, which it acquired in August 1995, and Ethamolin, which it acquired in November 1996 from Schwarz Pharma, Inc. In November 1997, the Company acquired a patented drug delivery technology, Dermaflo, and two FDA-approved products, Neoflo and Sildaflo, which it is planning to launch during the next year into the burn and wound care markets. The Company will continue to build its sales and marketing force as it completes additional acquisitions. During the fiscal year ended July 31, 1998, the net sales of the Company's three acquired products reached $3,446,000, a 42% increase over the $2,428,000 recorded during the prior fiscal year.

Cordox and Ceresine: Ischemia Therapies in Late Stage Development Serving Unmet Medical Needs. There are several million cases of ischemia-induced disorders annually in the United States, resulting in over seven hundred thousand deaths and several billion dollars in annual costs for physical and mental rehabilitation and ongoing care, and yet there are currently no FDA-approved drugs to avoid or reverse the massive cell damage caused by ischemia (termed "cytoprotective drugs"). Ischemic disorders include heart attack, stroke, surgery, trauma and various anemias. Currently approved drugs for treating cardiovascular ischemia, such as "clot busting" drugs, serve to re-establish blood flow but do not have direct cytoprotective effects on the ischemic tissue. The Company believes that the drugs it is developing, Cordox and Ceresine, if approved by the FDA and successfully marketed, should reduce significantly the number of fatalities and the rehabilitation and ongoing care costs associated with ischemic disorders.

Impairment of blood flow reduces the supply of oxygen to body cells, interrupting normal aerobic metabolism and causing depletion of adenosine triphosphate ("ATP"), the cells' primary energy source. Ischemia-induced depletion of ATP produces a myriad of increasingly destructive cellular events known as the "toxic ischemic cascade." The Company believes that the cytoprotective drugs under development by others for treatment of ischemia are focused on treating specific elements of the toxic ischemic cascade, leaving other elements free to cause cell, tissue and organ damage.

The Company's approach, based on preventing or reversing the toxic ischemic cascade, is comprehensive in nature and, the Company believes, potentially more effective. Cordox and Ceresine are designed to act during and after ischemia by maintaining cellular ATP levels or accelerating their restoration. Cordox (a natural substance) and Ceresine are more amenable to being used early in the patient management process, which is critical in acute care settings.

Further, Cordox and Ceresine are small molecules, easily deliverable and inexpensive to produce. Significant human data, available from the Company's own studies and independent, physician-sponsored Investigational New Drug applications ("INDs"), show that each of these drugs is well tolerated when administered at clinically relevant doses to healthy subjects. The minimal side effects associated with Cordox and Ceresine should reduce their development risk and may permit their broad, early use in acute care settings, such as emergency rooms, where rapid access to treatment is of utmost importance.

During the fiscal year ended July 31, 1998, the Company released positive data in its Phase II trial of Cordox in sickle cell anemia crisis patients, completed and filed a Phase III protocol with the FDA and began recruiting clinical trial sites for the Phase III trial. In addition, the Company also filed a U.S. patent application during the year based upon the data from the Phase II trial and in September 1998 was informed by the U.S. Patent and Trademark Office that all claims had been allowed. This patent provides specific coverage for the use of Cordox in sickle cell anemia crisis patients to reduce the painful occlusive ischemic episodes.

Pre-clinical Programs Focused on Ischemic Disorders. Further implementing its overall strategy of developing drugs that protect cells from ischemic damage, the Company is conducting pre-clinical studies on additional compounds intended to reduce the neurodegeneration associated with stroke and traumatic head injury. The Company believes that these drugs may reduce "excitotoxicity," the excess release of excitatory amino acid ("EAA") neurotransmitters in the brain that stems from ischemically-caused ATP depletion in certain brain cells. Drugs being developed in these studies include: (i) a new class of neuronal calcium channel blockers which block excessive EAA
neurotransmitter release;   (ii) a patented series of novel
compounds which augment levels of adenosine (a naturally occurring substance which inhibits EAA release) in ischemic tissue by inhibiting its metabolism for which the Company received a $100,000 Small Business Innovation Research Phase I grant during the past year; and (iii) a novel series of compounds which inhibit the release of EAA (especially glutamate) from glial cells in the brain. The Company is attempting to develop lead compounds from all three of the above pre-clinical programs to treat a variety of ischemic disorders of both the cardiovascular and cerebrovascular systems.

The Company is also pursuing the development of Cordox prodrugs with improved pharmacokinetic and pharmacodynamic properties that will permit oral delivery of Cordox and also access to the central nervous system.

Acquired Pharmaceutical Products

The Company's strategy includes building near-term sustainability with the cash flow from acquired pharmaceutical products with the goal of reducing its overall cash consumption rate and building its sales, marketing and distribution infrastructure in advance of the potential approval of Cordox and Ceresine by the FDA.

Glofil-125 and Inulin.   Kidney disease afflicts more than 2
million persons in the United States and is increasing primarily due to the growth in diabetes and systemic lupus erythromatosis cases. Kidney disease results in over $12 billion annually in healthcare costs in the United States. The measurement of kidney function (glomerular filtration rate or "GFR") is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by creatinine clearance. These diagnostic assays overestimate kidney function by as much as 100 percent in patients. The Company believes that the injection of a renal filtration marker, such as Inulin and Glofil-125, is the most accurate and direct means of determining GFR.

Glofil-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrologists and nuclear medicine departments at major medical centers are the primary users of these products. During the fiscal year ended July 31, 1998, the Company recorded sales from these two products of $1,227,000 and one customer using Glofil-125 for clinical trials of a renal therapeutic accounted for 33% of these sales and 12% of the Company's total sales. That customer has terminated those trials and the Company expects its sales of Glofil to suffer for the next six to nine months.

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

The Company believes there is substantial opportunity for increased utilization of Glofil-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost, however both methods significantly overestimate kidney function in the estimated 500,000 patients with severe renal disease. The use of Glofil-125 has been established in published clinical studies as being a more direct, true measure of kidney function yielding much more accurate results than serum creatinine or creatinine clearance tests.
This improved accuracy can be essential to reliably monitoring disease progression and intervention, as well as assessing renal impairment in its early and most treatable stage.

In addition, the serum creatinine test involves blood draws and an average time of 3-4 hours to complete, and the creatinine clearance test involves 24-hour urine collection, followed by an additional 3-4 hours of analysis time. The Company is currently funding a clinical study of Glofil-125 at the University of Texas Southwest Medical Center to prove the viability of a 45 minute test. If the study is successful, the Company believes that Glofil will have a significant competitive advantage over the other tests.

The biggest impediment to the continued growth in the sales of Glofil-125 would be a change in the ability of the end users to obtain reimbursement for the test or the inability of the Company to include Glofil in the protocols of other clinical studies of renal therapeutics.

Inulin, which is sold by the Company, and 99mTc-DTPA (which is not sold by the Company and must be prepared onsite by the end user) are alternative agents for GFR measurement, however the preparation and use of these two drugs is difficult and they do not provide the practical advantages of Glofil-125. The Company is aware of no new diagnostic drugs being introduced or in development that the Company is aware of as a competitive threat to Glofil-125.

Ethamolin.     Approximately 75,000 people in the United States
have or are approaching end stage liver disease. Liver disease (hepatic cirrhosis) results in approximately 25,000 deaths annually and ranks ninth among the leading causes of death. Hepatic cirrhosis promotes the formation of esophageal varices through development of portal hypertension. When intravenous blood pressure rises, these varicosities may cause a life threatening form of upper gastrointestinal hemorrhage associated with a 35-50% mortality rate. At least 50,000 patients in the United States either have actively bleeding esophageal varices or are at imminent risk of bleeding.

Early and effective treatment of esophageal varices to achieve hemostasis is essential to the outcome of the bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin is the only sclerotherapy agent cleared by the FDA for the treatment of bleeding esophageal varices and has recently become the market leader in this therapeutic category. During the fiscal year ended July 31, 1998, the Company recorded sales from this product of $2,296,000 and one wholesaler accounted for 35% of these sales and 23% of total sales.
However, there is strong competition from another drug, Sotradecol, which is being prescribed off-label, and from band ligation, a form of surgery.

The Dermaflo Technology and the Neoflo and Sildaflo Products. In November 1997, the Company acquired the Dermaflo technology, a patented topical drug delivery system, from Enquay, Inc. for a combination of cash and royaties on net sales. The technology is a polymer matrix system that can store a variety of different drugs and release them at a desired rate over an extended period of time so that optimal clinical response is obtained. Included in the assets acquired were two FDA-approved products, Neoflo and Sildaflo, and a substantial amount of manufacturing equipment.

Neoflo and Sildaflo, the first two products that the Company expects to launch using the Dermaflo technology address consumer needs in both the over-the-counter and acute care markets. Neoflo is a dressing that incorporates the triple antibiotic, polymyxin B sulfate, bacitracin zinc and neomycin sulfate. The Company intends to manufacture Neoflo in various sizes, small sizes to address the over-the-counter market (through a distributor) and larger sizes for the hospital market. Sildaflo is a dressing that incorporates silver sulfadiazine, the most widely-used topical antimicrobial for the treatment of burns. The Company intends to manufacture Sildaflo in various large sizes to address the hospital/burn clinic market. Initially, the Company intends to address the critical care markets with its own sales force.

The Company believes the extended-release nature of the technology will result in decreased treatment-related costs, increased patient compliance and reduced pain and discomfort, resulting in a marketing advantage for the products sold using the Dermaflo technology. While it is difficult to determine the market potential of Neoflo and Sildaflo, it is known that silver sulfadiazine and the triple antibiotic have combined sales of approximately $60 million in the United States in their non-controlled-release forms.

The Company will be manufacturing the Dermaflo products itself, has located a facility in Kansas City, Missouri for that purpose, has installed some of the equipment in that facility and is beginning to manufacture test batches of the Neoflo product. The facility will require tenant improvements and a series of validations to manufacture the Sildaflo product, and therefore, the Company believes that Neoflo in both its over-the-counter and acute care sizes will be on the market before Sildaflo. Both products are expected to be on the market in the next year.

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

The Company's drugs are designed to be administered intravenously in order to speed their delivery to the ischemic tissue. In order to ensure early interventions, they are intended to be standard components in hospital emergency rooms, operating theater suites, endoscopy suites and radiology suites. Their lack of acute toxicity should suit them for this purpose.

Circulatory System Ischemia. Cardiovascular ischemia can result in a spectrum of clinically significant events ranging from angina (pain) to heart attack and sudden death. In addition to the numerous trauma or disease related causes of ischemia, there are a variety of voluntary surgical procedures which result in ischemia to vital organ systems. Procedures such as coronary artery bypass grafting surgery, which are performed to improve blood flow to the heart, induce temporary ischemia which can result in tissue damage. Thus, Cordox, if approved, could also be a part of the treatment regimen for these disorders. All of these conditions or procedures represent potential opportunities for use of the Company's drugs to reduce the tissue damage known to be associated with them.

Cerebrovascular ischemia (stroke) can result in temporary loss of consciousness, permanent behavioral and neurologic impairment, coma and death. Traumatic injury to the head is caused by accidents, near drownings and similar incidents. The resultant medical problems are, in large part, caused by ischemia to the brain. The biochemical processes associated with stroke and head trauma are thought to be very similar; thus, the Company expects drugs developed for one indication to be useful for the other.

Sickle Cell Anemia. Sickle cell anemia is an autosomal recessive genetic disease carried by about 8% of African-Americans and a lesser number of people native to the Mediterranean region. Approximately 72,000 African-Americans suffer from the most severe form (homozygous) of the disease, where the red blood cells form "sickle" shapes that can occlude capillaries and result in severe and disseminated ischemia (termed vaso-occlusive events or "VOE"). Most sickle cell patients undergo multiple VOEs each year. Cordox has been shown pre-clinically to help reduce this "sickling" process and to reduce pain in sickle cell disease patients. The Company is evaluating it in a Phase III trial of sickle cell anemia crisis patients. The FDA has granted orphan drug designation to Cordox in this indication.

The Pathology of Ischemia

Metabolic Aspects (All Tissues). All living animal cells require glucose and oxygen to survive, both of which are supplied to tissues by the blood. Glucose is transformed into carbon dioxide and water with the resultant formation of ATP. ATP is the universal fuel which is required to keep the cell alive. During and after ischemia, the decrease in cellular ATP levels damages the cell and, the Company believes, results in the toxic ischemic cascade, a myriad of cell-damaging processes discussed below which cause further cell damage.

ATP generation occurs in two phases. The first phase, called glycolysis or anaerobic metabolism, does not require oxygen. The second phase, called aerobic metabolism or the Krebs cycle, requires oxygen and occurs in mitochondria. Glycolysis is a means of producing cellular energy in ischemic conditions, and therefore, represents the body's natural defense against ischemic damage. For this reason, the facilitation of glycolysis is of interest therapeutically in the prevention of ischemic damage to tissues and organs. When pyruvic acid builds up during ischemia due to the inability of aerobic metabolism to utilize it, an enzyme converts it to lactic acid which blocks glycolysis. The therapeutic principle underlying Cordox and Ceresine is to facilitate glycolysis during and after ischemia so the cell continues to produce ATP and the toxic ischemic cascade is pre-empted or reversed. Specifically, Cordox bypasses the lactic acid block and does not need to be energized by ATP to be metabolized. Ceresine reduces ischemia induced lactic acid accumulation by removing the cause of the metabolic block, and therefore, allows energy metabolism to continue.

Excitotoxicity (Nerve Tissue). The destructive impact of ATP depletion in nerve tissue is further complicated by the over-production in nerve cells of various excitatory amino acids, chemicals that transmit nerve impulses from one nerve cell to another. The over-production and release of EAAs (predominately glutamate and aspartate) by nerve cells exposed to ischemia over-stimulates adjacent postsynaptic nerve cells, causing them in time to succumb to metabolic exhaustion and cell death. This ischemia-induced process, called delayed excitotoxicity, is associated with a number of acute (stroke and traumatic head injury) and chronic (Alzheimer's, Parkinson's Disease and Amyotrophic Lateral Sclerosis) neurologic disorders. Controlling delayed excitotoxicity by blocking the postsynaptic EAA receptors has recently attracted the attention of both academic and pharmaceutical scientists. To date, the drugs in development that act by this mechanism have considerable side effects and only block selected receptor subtypes, therefore only dealing with part of the problem since all receptor subtypes appear to cause damage.

Recent evidence has shown that specific presynaptic channels, neuronal calcium channels, regulate the release of neurotransmitters in nerve cells. The Company has shown that compounds which block excessive EAA neurotransmitter release from nerve cells greatly reduce excitotoxicity and post-ischemic tissue damage in animal models of stroke and head trauma. The Company is seeking to develop drugs that specifically block neuronal calcium channels and therefore, if successful, would block the excitotoxic process and reduce the resultant cell damage. These drugs are believed to have a more comprehensive effect on excitotoxicity than the specific postsynaptic EAA receptor blockers, since they will reduce the stimulation of all and not just some EAA receptors.

The Company has also shown that adenosine, a natural compound, has cytoprotective properties. The Company is seeking to develop a series of drugs, called adenosine metabolism inhibitors, which, if successful, would augment adenosine levels in ischemic tissue and have cytoprotective effects in both brain and heart tissue. See "Adenosine Metabolism Inhibitor Program."

Additionally, the Company is developing a novel series of compounds which inhibit the release of EAA (especially glutamate) from glial cells in the brain.

The Toxic Ischemic Cascade.   Ischemia-induced cell damage
triggers a number of processes which cause further damage to each affected cell and its surrounding cells. This myriad of destructive processes is facilitated by reperfusion injury, which occurs after blood flow is re-established. The traumatized, ATP-depleted cell enters into the toxic ischemic cascade, resulting in the release of a host of toxic agents, including damaging reactive chemicals called free radicals, as well as other molecules that are products of cell membrane breakdown, all of which damage cells. Excessive intracellular calcium buildup is also an element of the toxic ischemic cascade and also triggers a host of other damaging processes, such as activation of proteolytic enzymes which break down proteins and digest cells and activation of protein kinases which regulate cell metabolism. The traumatized cell also releases agents which stimulate the immune system, activating various blood cells, such as neutrophils and macrophages which actually eliminate the cell affected by ischemia. Rather than target each of these myriad events, the Company's drugs, Cordox and Ceresine, address ATP replenishment so that the cell can correct the ischemic cascade naturally.

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

Cardiovascular and Cerebrovascular Ischemia Drugs in Development-
The Metabolism Program

The Company is starting a Phase III clinical trial on Cordox in sickle cell crisis patients. The Company has also released substantial amounts of data from its CABG trial of Cordox and its traumatic head injury trial of Ceresine and is planning Phase III trials in both of these indications.

Cordox. Cordox is a small phophoryllated sugar that the Company believes (based on extensive pre-clinical and mechanistic data) stimulates and maintains glycolysis in cells undergoing ischemia by circumventing the ischemia-induced blockage of this process. The drug also appears to inhibit various aspects of immune system activation which underlie reperfusion injury. The Company has licensed or obtained several issued U.S. patents which cover the use of Cordox in several acute ischemic indications and a U.S. patent on a novel formulation of Cordox.

There are numerous published U.S. and foreign clinical studies with Cordox, where more than 500 patients were administered the drug, indicating that Cordox is well tolerated in humans with little or no side effects. These studies indicate that the drug improves heart function and recovery in various ischemic situations where the heart is injured. In addition, 317 patients have participated in the four Phase II trials of Cordox under the Company's IND and the drug continues to be well tolerated.

A total of 125 CABG patients participated in the Company's double-blind, placebo-controlled Phase II trial, and the data released demonstrates that in patients receiving the active drug, Cordox
(a) has a cardioprotective effect on heart muscle, (b) improves key parameters of heart function, including cardiac output, left ventricular stroke work index and cardiac index and (c) reduces the need for inotope support post-operatively in the intensive care unit (the "ICU") and results in shorter patient stays in the ICU.

In October 1997, the Company released positive data from a 47-patient double-blind, placebo-controlled, dose-ranging Phase II clinical trial with Cordox in sickle cell anemia crisis patients showing that the drug significantly reduced pain during crisis using two different measures of pain, the visual analog scale and the categorical assessment scale.

Ceresine. Ceresine is also a small non-peptide molecule which acts on glycolysis at a different site from Cordox. The Company has licensed or obtained two issued U.S. patents covering the use of Ceresine in cerebral ischemia. The Company believes that Ceresine stimulates a specific enzyme which is present in the membrane of mitochondria that removes a precursor of lactic acid (pyruvic acid) from the cytoplasm of the cell by transporting it into the mitochondria and converting it to acetyl coA. This results in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine reduces post-ischemia lactic acid levels in humans subjected to various traumatic events which would otherwise have resulted in increased lactic acid (lactic acidosis).

Ceresine has been employed by clinical investigators in patients on an experimental basis for the intravenous treatment of lactic acidosis. Published clinical studies and the Company's own Phase I data have established that Ceresine reduces serum lactic acid and exhibited no serious side effects at the dose levels in that study. It has also been shown in human studies to permeate the blood-brain barrier and to reduce brain lactic acid levels in congenital lactic acidosis patients.

The Company's Phase II clinical trial data on Ceresine in closed head injury patients showed that the drug crosses the blood-brain barrier at high levels and very quickly thereafter reduces brain lactate levels substantially. This effect lasted for at least 12 hours. Serum lactate levels were also reduced substantially in the drug-treated group. The strength of this data has led the Company to announce that it will pursue the Phase III development of Ceresine in this indication and in July 1998, the FDA granted expedited development status to Ceresine in head injury under Subpart E of the FDA regulations. In addition, the Company has completed enrollment in a Phase II clinical trial on Ceresine in stroke patients. 103 patients have participated in the Phase I and two Phase II trials of Ceresine under the Company's IND and the drug continues to be well tolerated.


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

Adenosine Metabolism Inhibitor Program. The Company is seeking to develop CPC-405 and certain of its derivatives, which are novel small molecules with demonstrated potency as inhibitors of adenosine metabolism. Adenosine is a natural cytoprotective agent which is generated in ischemic tissue and serves to protect cells from a variety of traumatic situations. Naturally generated adenosine is rapidly degraded by enzymes. The Company expects that CPC-405 will increase the level of adenosine in tissue traumatized by ischemia and thereby increase its cytoprotective effect. A U.S. patent has been issued on the composition of the CPC-400 series of drugs. During the past yeart, the Company licensed an additional U.S. patent from the University of Rhode Island which covers the composition of additional CPC-400 series compounds.

Neuronal Calcium Channel Blocker Program. The Company believes that the therapeutic approach to excitotoxicity currently attracting the most commercial attention involves the development of specific EAA receptor blockers which inhibit the excessive postsynaptic EAA action that is triggered by ischemia. Although these EAA receptor blockers have neuroprotective properties in cell culture and animal models of ischemia, their usefulness is hampered by toxic side effects associated with the blockage of EAA receptors and by the fact that there are multiple EAA receptor subtypes, all of which appear to cause post-ischemic damage when they are excessively stimulated. Also, a number of these EAA receptor blockers have recently failed in various stroke and head injury clinical trials.

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

Specifically, the Company is seeking to develop separate classes of small-molecule drugs that act as neuronal calcium channel blockers, which it has labelled as the CPC-300, CPC-800 and CPC-8000 series and has synthesized over 100 compounds in this series. If successful, these drugs would have the ability to normalize or decrease EAA release and thereby comprehensively reduce the over-stimulation of EAA receptors. Prototype agents such as CPC-8027 have shown the desired effect of acting at the neuronal calcium channels, which controls EAA release. The Company has demonstrated neuroprotection in several pre-clinical models with CPC-304, CPC-317, CPC-877 and CPC-8027 and intends to further modify them structurally with the goal of improved drug delivery to the central nervous system. These modifications will require additional pre-clinical testing.

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

The principal sources of the Company's existing licenses are:

Angel K. Markov, M.D.

Cordox. The Company has obtained an exclusive license from Dr. Markov to four U.S. patents covering the use of Cordox in a number of ischemic indications. As part of the license, the Company is funding clinical development in Dr. Markov's laboratories at the University of Mississippi Medical Center. In this regard, the Company has undertaken certain development obligations which must be met in order to maintain this license in force. In the event the Company breaches the license agreement, such as by not meeting certain milestones within the specified time periods or by failing to expend certain amounts in connection with clinical trials within specified time periods, the license will automatically terminate and all rights under the license and information acquired by the Company concerning any products based on the licensed technology will revert to Dr. Markov. In the event of such termination, the Company will retain the rights to market products for which sales occurred within the calendar year prior to the termination, and all other products and information related thereto based on the licensed technology will revert to Dr. Markov. To date, the Company has met all such milestones.

University of Cincinnati

Ceresine. The Company has an exclusive license from the University of Cincinnati ("UC") to a U.S. patent covering the use of Ceresine in cerebral ischemia. The Company has undertaken certain development obligations which must be met in order to maintain its rights in force. If certain milestones are not met by the Company within specified time periods, UC may, in its sole discretion, elect to continue the agreement, negotiate in good faith with the Company to modify the agreement or terminate the agreement upon 30 days' written notice in which event all rights under the license would revert to UC. To date, the Company has met all such milestones.

Manufacturing

The Company does not currently manufacture any of its acquired products or its products in development but is undertaking to manufacture the Dermaflo products. The finished forms of Glofil, Inulin, Ethamolin, Cordox and Ceresine are manufactured for the Company under contract by established manufacturers and alternative manufacturers have been qualified for Cordox and Ceresine. In the case of Inulin, Cordox and Ceresine, the Company is responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer. In the case of Inulin and Ceresine, the Company has qualified alternative sources of supply for the bulk drug. There can be no assurance that any of the Company's bulk or finished goods contract manufacturers will continue to meet the Company's requirements for quality, quantity and timeliness or the FDA's current Good Manufacturing Practice ("cGMP") requirements or that the Company would be able to find a substitute bulk manufacturer for Cordox, or a substitute finished goods manufacturer for Inulin, Glofil and Ethamolin or any other of its products which would meet these requirements or that lots will not have to be recalled with the attendant financial consequences to the Company.

In addition, the Dermaflo product line is the Company's first attempt at in-house manufacturing of any of its products and there can be no assurance that the Kansas City facility will be completed, or when completed, will be approved by the FDA, or when approved will have the capacity to meet demand. Although the Company believes the facility will meet cGMP requirements, the Company has not manufactured any products using the Dermaflo technology yet in the facility. The Company also faces risks inherent in the operation of a single facility for the manufacture of Dermaflo products, including risks of unforeseen plan shutdowns due to personnel, equipment or other factors. Any delay in the manufacturing of Dermaflo products could result in delays of product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company is relying on third parties to supply it with the active ingredients for the Neoflo and Sildaflo products in bulk form, and there can be no assurance that such third parties may not cause delays in the manufacture or shipments of these Dermaflo products.

The Company's limited manufacturing experience and its dependence upon others for the manufacture of bulk or finished forms of its products may adversely affect the future profit margin, if any, on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis. In the event the Company is unable to manufacture its products, directly or indirectly through others, on commercially acceptable terms, it may not be able to commercialize its products as planned.

Sales and Marketing

The Company currently has a director of marketing, a customer service representative, a product manager, a national sales manager and six field sales representatives for Glofil, Inulin and Ethamolin and is hiring additional sales representatives. The Company believes that it will be able to serve the hospital market in North America with a 50 to 70 person sales and marketing staff. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its drugs.

Competition

The Company faces competition from specialized biotechnology companies, pharmaceutical companies of all sizes, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market drugs. These entities may discover and develop drugs competitive with or superior to those developed by the Company.

Government Regulation

The manufacture and sale of the Company's products are subject to extensive regulation by United States and foreign governmental authorities prior to commercialization. In particular, drugs are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any produuct developed by the Company will prove to meet all of the applicable standards to receive marketing approval in the United States or abroad. There can be no assurance that any such approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect the Company's ability to commercialize its products and its ability to receive sales revenues.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified physician/principal investigator. Clinical trials are conducted in accordance with governmental statutes, regulations and guidelines and under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution, and approves the informed consent to be obtained from all subjects and patients in the clinical trials. The Company will have to monitor the conduct of clinical investigators in performing clinical trials and their compliance with FDA requirements.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II and Phase III), but such phases may overlap. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's drugs. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk or that the investigational product lacks any demonstrable efficacy.

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

Also, the Prescription Drug Act of 1997 requires that companies engaged in pharmaceutical development, such as the Company, pay user fees of at least $100,000 upon submission of an NDA. In addition to regulations enforced by the FDA, the Company is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. For marketing outside the United States, the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Patents and Proprietary Rights

The Company's success may depend in large measure upon its ability to obtain patent protection for its products, maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained patent coverage, either directly or through licenses from third parties, for certain of its products. The Company currently owns or has licensed a total of 13 U.S and foreign patents covering Cordox and Ceresine in a variety of ischemic disorders. It also holds an exclusive license to 5 U.S. and foreign patents on the Dermaflo technology, 2 issued U.S. patents on adenosine metabolism inhibitors, 2 issued U.S. patents on the use of disulfiram in ischemic disorders and an issued U.S. patent of aminoglycosides as neuroprotective agents.

In addition to the patents issued and allowed as mentioned above, the Company has also filed several other patent applications in the United States and abroad on its various products and expects to file additional applications in the future. There can be no assurance that any of these patent applications will be approved, except where claims have already been examined and allowed, or that the Company will develop additional proprietary products that are patentable. Nor can there be any assurance that any patents issued to the Company or its licensors will provide the Company with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on the ability of the Company to conduct its business. Furthermore, because patent applications in the United States are maintained in secrecy until issue, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first chronologically to make the inventions covered by each of its pending U.S. patent applications, or that it was the first to file patent applications for such inventions. In the event that a third party has also filed a U.S. patent application for any of its inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of the invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. In addition, there can be no assurance that the Company's U.S. patents, including those of its licensors, would be held valid by a court of law of competent jurisdiction. If patents are issued to other companies that contain competitive or conflicting claims which ultimately may be determined to be valid, there can be no assurance that the Company would be able to obtain a license to any of these patents.

Under Title 35 of the United States Code, as amended by the General Agreement on Tariffs and Trade implementing the Uruguay Round Agreement Act of 1994 ("GATT"), patents that issue from patent applications filed prior to June 8, 1995 will enjoy a 17-year period of enforceability as measured from the date of patent issue while those that issue from applications filed on or after June 8, 1995 will enjoy a 20-year period of enforceability as measured from the date the patent application was filed or the first claimed priority date, whichever is earlier. Patents that issue from applications filed on or after June 8, 1995 may be extended under the term extension provisions of GATT for a period up to five years to compensate for any period of enforceability lost due to interference proceedings, government secrecy orders or appeals to the Board of Patent Appeals or the Federal Circuit.

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

Scientific Advisory and Clinical Trials Advisory Boards

Scientific Advisory Board

The Company currently has a Scientific Advisory Board ("SAB") whose members periodically advise the Company with respect to the Company's scientific research and development programs. The SAB does not meet as a group; rather, individual members are contacted for advice on an as-needed basis. The members are compensated through the grant of stock options and, if meetings are held, will receive fees for attending meetings as well as reimbursement for expenses. The Company has hired certain SAB members to perform services for the Company such as assay development and compound preparation.

The members of the Company's SAB are:

Name and Affiliation                         Area of Expertise

Chung Hsu, M.D., Ph.D.
Director of  Stroke Clinical Trials,
Washington University, St. Louis        Animal models of
School of Medicine                      stroke/clinical trials

Ronald Hayes, Ph.D.
Professor of Neurosurgery,              Animal models of head
University of Texas, Houston            trauma

Bruce P. Bean, Ph.D.
Professor of Neurobiology,
Harvard University                      Neuronal ion channels

Robert Parks, M.D., Ph.D.
Professor Emeritus of Pharmacology,
Brown University                        Biochemical pharmacology

John Olney, M.D.
Professor of Psychiatry and
Neuropathology,                              Excitotoxicity;
Washington University, St.  Louis       animal models of stroke

Edward J. Cragoe, Ph.D.
Former Senior Director of
Medicinal Chemistry,                    Medicinal chemistry/ion
Merck Sharp & Dohme Research Laboratories     channels

K.C.  Nicolaou, Ph.D.
Head of Chemistry,
The Scripps Research Institute
Professor of Chemistry,
University of California, San Diego     Medicinal chemistry

Harold Kimelberg, Ph.D.
Professor, Division of Neurology,       Glial cell release of
Albany Medical College                  glutamate

Elie Abushanab, Ph.D.                   Medicinal chemistry/
                                        adenosine

Thomas J. Maloney
President,
The Iso-Tex Companies,                  Radioisotopes/Nuclear
Friendswood, Texas                      Medicine

Claude Wasterlain, M..D.
Chief of Neurology Services,
Sepulveda VA Medical Center,
Professor of Neurology,
University of California Los Angeles   Stroke and epilepsy

Clinical Trials Advisory Boards

The Company has assembled two Clinical Trials Advisory Boards ("CTABs"), composed of physician "thought leaders" in the cardiology and neurology area, to assist in the planning, design and execution of the Company's clinical trials involving Cordox and Ceresine. The individuals who constitute each of the CTABs are paid consultants to the Company and are listed below:

Cardiovascular Clinical Trials Advisory Board

Eric J. Topol, M.D. (Chair)
Chairman, Department of Cardiology,
Director, Center for Thrombosis and Vascular Biology,
Cleveland Clinic and Foundation

David R. Holmes, Jr., M.D.
Associate Professor of Medicine,
Mayo Clinic Medical School

Robert M. Califf, M.D.
Associate Professor of Medicine,
Duke University Medical Center

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

Scientific and Other Personnel

As of October 26, 1998, the Company had 42 full-time employees, eight of whom hold Ph.D. degrees, two of whom also hold an M.D. degree and one of whom holds a J.D. degree. Twelve of the full-time employees are employed in finance and general administration, seven in clinical and regulatory affairs, eight in quality control and quality assurance, four in pre-clinical research and development, and eleven in sales and marketing, customer service and business development. The Company believes that it maintains good relations with its employees.

Executive Officers of Registrant

Set forth below is certain information with respect to the executive officers of the Company at October 26, 1998:

Name                    Age  Position

Paul J. Marangos,       51   Chairman of the Board, President
Ph.D.                        and Chief Executive Officer

Zofia E. Dziewanowska,  59   Senior Vice President, Drug
Ph.D, M.D.                   Development and Regulatory Affairs

David W. Nassif,        44   Senior Vice President, Chief Financial
J.D.                         Officer and Secretary

Larry A. Risen          36   Vice President of Corporate Development

Brian W. Sullivan       39   Vice President of Product Development

Paul J. Marangos, Ph.D., has been President and Chairman of the Board since he founded the Company in November 1990. In February 1993, he became Chief Executive Officer. From April 1988 to November 1990, he was Senior Director of Research at Gensia Pharmaceuticals, Inc., a biotechnology company. From 1980 to 1988, he was Chief of Neurochemistry in the Biological Psychiatry Branch, National Institute of Mental Health. Dr. Marangos obtained his doctorate in biochemistry from the University of Rhode Island and did his post-doctoral work at the Roche Institute of Molecular Biology. He has published 250 research papers and four books in the field of biochemistry and pharmacology, the most recent of which is entitled Emerging Strategies in Neuroprotection. He is a member of the Society for Neuroscience and the American Academy for the Advancement of Science. Dr. Marangos is the founding editor of the Journal of Molecular Neuroscience published by Humana Press.

Zofia E. Dziewanowska, Ph.D., M.D., joined the Company in October 1997 as the Senior Vice President of Drug Development and Regulatory Affairs. From May 1994 to October 1997, she was the Senior Vice President, Global Clinical Affairs, of Genta Incorporated ("Genta"), a publicly-traded pharmaceutical company principally engaged in developing a proprietary drug delivery technology to develop oral controlled-release formulations. Prior to joining Genta, Dr. Dziewanowska spent 17 years at Hoffman-La Roche in various research and development positions, including Vice President and Director of International Therapeutic Research and Medical Affairs Advisor. Dr. Dziewanowska currently holds a faculty appointment at the Cornell University Medical School. She also has held various positions in the Pharmaceutical Research and Manufacturers Association of America, the most recent being a Vice-Chairman of the Medical Section Steering Committee, American Association of Pharmaceutical Physicians and the International Federation of Pharmaceutical Medicine. Dr. Dziewanowska received an M.D. degree from the University of Warsaw Medical School and a Ph.D. in physiology from the Institute of Immunology and Experimental Therapeutics, Polish Academy of Science.

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

Larry A. Risen joined the Company in November 1994 as Associate Director of Business Development, was promoted to Director of Business Development in August 1995 and to Vice President of Corporate Development in September 1998. From August 1990 to November 1994, Mr. Risen was employed at Gen-Probe, Inc., a developer, manufacturer and marketer of diagnostic tests; first as Product Manager from August 1990 to November 1993 and as Marketing Manager from November 1993 to November 1994. Mr. Risen holds a B.Sc. degree in Biology from the University of Iowa.

Brian W. Sullivan, Ph.D., joined the Company in April 1994 as Associate Director, Chemistry, was promoted to Director of Pharmaceutical Chemistry in November 1995 and to Vice President of Product Development in September 1998. From 1985 to April 1994, Dr. Sullivan was employed at Hybritech, Inc., a developer, manufacturer and marketer of in vitro diagnostic products; first as Research Scientist from 1985 to 1991 and then as a Scientific Investigator from 1991 to 1994. Dr. Sullivan holds a B.A. in Chemistry and a Ph.D. in Marine Natural Products Chemistry from the University of California, San Diego.

Item 2. Properties.

The Company leases two buildings in Carlsbad, California at a total monthly rental of $37,651. All of the Company's operations are located in 18,339 square feet of space located at 2714 Loker Avenue West (the "2714 Space"). In April 1997, the Company subleased its other building at 2732 Loker Avenue West (the "2732 Space") to another pharmaceutical company (the "Subtenant").

The Company has leases on two floors in the 2714 Space, one of which commenced in April 1996 and has a term of 69 months, and the other of which commenced in November 1996 and has a term of 61 months. The lease on the 2732 Space commenced in December 1993 and has a term of 81 months. Both leases have clauses providing for rent increases at various points in time during the terms of the leases. The Subtenant's lease covers the remainder of the Company's original lease term plus a 36-month option, and the Subtenant's rental payments to the Company exceed the Company's rental payments to the landlord. In addition, the sublease provides for annual rent increases. Under the sublease, the Company spent approximately $200,000 on tenant improvements (the "Tenant Improvement Obligation") to the 2732 Space, however, the net present value of the Subtenant's rental payments over the term of the sublease greatly exceeds the Tenant Improvement Obligation.

Item 3. Legal Proceedings.

In July 1998, the Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. ("A.R. Baron") and the Trustee of The Baron Group, Inc. (the "Baron Group"), the parent of A.R. Baron. The complaint alleges that A.R. Baron and the Baron Group made certain preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee is seeking return of the funds, totalling $3.2 million. The Company believes that the Trustee's claims are unfounded and intends to contest the allegations in the complaint vigorously. The Company contends that the transfers challenged by the Trustee relate to (i) the exercise by A.R. Baron in 1995 of unit purchase options issued to it in 1992 as part of its negotiated compensation for underwriting the Company's initial public offering and (ii) the repayment by the Baron Group of the principal and interest (at 12% per annum) payments and certain loan extension fees related to certain collateralized loans made to it by the Company in 1995 and 1996. The Company believes that it has insurance coverage sufficient to cover any costs, expenses or losses that might be incurred in connection with this action.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July
31, 1998.

PART II.

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters.

The Common Stock of the Company was quoted on the Nasdaq National Market System under the symbol "CYPR" until January 1998. In January 1998, the Company was listed on the American Stock Exchange, Inc. under the symbol "CYP". The Redeemable Class B Warrants of the Company were also quoted on the Nasdaq National Market System under the symbol "CYPRZ" until November 3, 1997, when they expired.

The following table sets forth for the calendar quarters indicated, the high and low sales prices of the Common Stock on the Nasdaq National Market System and the American Stock
Exchange, Inc., as reported in published financial sources, for the periods that the Common Stock was quoted or listed.

Year ended July 31,   High                  Low
1998
First Quarter         $6.12                 $3.75
Second Quarter        $6.00                 $3.81
Third Quarter         $4.75                 $3.50
Fourth Quarter        $5.43                 $3.37

Year ended July 31,   High                  Low
1997
First Quarter         $5.75                 $3.48
Second Quarter        $5.75                 $3.63
Third Quarter         $5.88                 $4.00
Fourth Quarter        $5.81                 $4.00

The last sales price of the Common Stock on October 26, 1998 was $2.375.

According to a survey of non-objecting beneficial owners as of August 23, 1998, there were 2,373 beneficial owners of the Common Stock.

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


                                 Years Ended July 31,
                       1994     1995     1996     1997     1998
                         (in thousands, except per share data)
Statement of
Operations Data:
Net sales            $      - $      - $  1,275 $  2,428 $  3,446
Gross profit                -        -      870    1,890    2,675
Total operating
expenses                 2,565    3,910   4,988    7,466    9,139
Loss from operations    (2,565)  (3,910) (4,118)  (5,576)  (6,464)
Other income
(expense), net             190      797   1,028   (1,099)     891

Net loss                (2,375)  (3,113) (3,090)  (6,675)  (5,573)
Net loss per share -
basic and diluted       (0.32)   (0.32)   (0.27)   (0.54)   (0.37)

Shares used in
computing
net loss per
share - basic
and diluted              7,358    9,860  11,518   12,303   15,187
                                       At July 31,
Balance Sheet Data:    1994     1995     1996     1997     1998

                                    (in thousands)
Cash, cash
equivalents and
short-term
investments           $ 5,666  $13,442  $15,997  $14,567  $13,444
Working capital         5,284   12,934   15,384   13,076   13,378
Total assets            6,206   14,175   20,266   21,345   19,736
Long-term debt            240      195    6,624    4,176      217
Common stock            9,927   20,945   23,421   32,345   41,328
Accumulated deficit    (4,279)  (7,392) (10,482) (17,157) (22,730)
Total shareholders'
equity                  5,476   13,366   12,635   15,026   18,511

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

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, (the "Acquisitions") in August 1995, acquired a third FDA-cleared product, Ethamolin, in November 1996, and acquired the Dermaflo technology in November 1997. The Company has sustained an accumulated deficit of $22,730,000 from inception through July 31, 1998. As the Company will not have positive net operating cash flow for the next few years and the Company's research and development, clinical testing and regulatory, sales and marketing and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Year ended July 31, 1998 compared to year ended July 31, 1997

During the fiscal year ended July 31, 1998, the Company sustained a loss of $5,573,000 (or $.37 per share, basic and diluted) compared to a loss of $6,675,000 (or $.54 per share, basic and diluted) for the prior fiscal year. Gross profit for 1998 of $2,676,000 on sales of Glofil, Inulin and Ethamolin, plus other income of $1,150,000 (interest, grant, and rental income) were offset by $9,139,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, pre-clinical research and development and depreciation and amortization and $259,000 in amortization of discount and costs on its mandatorily convertible notes (the "Notes"). During the prior fiscal year, the gross profit of $1,890,000 on sales of Glofil and Inulin and other income of $761,000 (principally interest income) was offset by $7,465,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, and pre-clinical research and development as well as depreciation and amortization.

During the third quarter, the Company announced that its largest Glofil customer had informed the Company that it would be terminating two clinical trials which require Glofil to be used as part of their protocols. Those trials have terminated and as stated previously in the third quarter, the Company expects the loss of sales to this customer to slow the rate of overall sales growth for the next six to nine months.

Sales and marketing expense increased by 31.8% to $1,310,000 from $994,000 in the prior year, principally as a result of additional promotional costs for Glofil and increased payroll expense from pay raises and the hiring of additional personnel.

General and administrative expense increased by 35.5% to $3,247,000 from $2,396,000 in the prior year. Approximately 52% of the increase was due to the expenditures related to acquiring the Dermaflo technology and scaling up the manufacturing of the Dermaflo products. Sometime during the fiscal year ending July 31, 1999, the Company expects to have at least one Dermaflo product available for sale at which point most of the ongoing Dermaflo expense will be accounted for as cost of sales and the Company's gross profit margin on both an absolute and percentage basis will suffer until sales of the Dermaflo products reach a certain level. The remainder of the increase reflected increased legal fees.

Clinical testing and regulatory expense increased by 28.2% to $2,521,000 from $1,967,000 in the prior year, principally as the result of increased staffing in the quality assurance/quality control department, increased use of data input and management, statistical and other consultants to accelerate, finish and report on the Company's various clinical trials and certain toxicology studies performed during the period.

Pre-clinical research and development expense decreased by 20.4% to $822,000 from $1,032,000 in the prior year, principally due to a decrease in staffing and the completion of certain contract studies.

Depreciation and amortization expense increased by 15.3% to $1,239,000 from $1,075,000 in the prior year, principally as a result of the acquisition of Ethamolin during the prior year and the related amortization of that purchased technology.

Sublease income increased 100% to $171,062 in the current year due to the sublease of the Company's former corporate headquarters. Interest and other income increased by 22.2% to $809,000 from $662,000 in the prior year, principally due to the additional interest earned on the proceeds from the exercise of the Company's Redeemable Class B Warrants in November 1997. Research and grant income increased 71.7% to 170,000 from 99,000 in the prior year, principally due to the receipt of two additional Small Business Innovation Research grants during the current year versus the receipt of one in the prior year. The amortization of discount and costs on the Notes decreased 86.1% to $259,000 from $1,860,000 in the prior year. The majority of the principal amount of the Notes was converted in the prior year, and thus, a larger amount of amortization expense occurred. The remaining principal balance of the Notes was converted in the current year.

Year ended July 31, 1997 compared to year ended July 31, 1996

During the fiscal year ended July 31, 1997, the Company sustained a loss of $6,675,000 (or $.54 per share, basic and diluted) compared to a loss of $3,090,000 (or $.27 per share, basic and diluted) for the prior fiscal year. The gross profit of $1,890,000 on sales of Glofil, Inulin and Ethamolin and other income of $761,000 (principally interest income) during the 1997 fiscal year were offset by $7,465,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, pre-clinical research and development and depreciation and amortization and $1,860,000 in amortization of discount and costs on the Notes. During the 1996 fiscal year, the gross profit of $870,000 on sales of Glofil and Inulin and other income of $1,028,000 (principally interest income) was offset by $4,988,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, pre-clinical research and development and depreciation and amortization.

Sales and marketing expense increased by 190% to $994,000 in fiscal 1997 from $343,000 in fiscal 1996, principally as a result of increased payroll expense from the hiring of additional field sales representatives, a product manager and an administrative assistant, and related travel, hotel and meal costs.

General and administrative expense increased by 46% to $2,396,000 in fiscal 1997 from $1,642,000 in fiscal 1996. Approximately 38% of the increase was due to the commencement of a comprehensive investor relations program and the remainder reflected the impact of the expansion of the Company's activities on personnel, consulting, business development, investment banking, rent, travel and meals, legal and accounting fees and insurance.

Clinical testing and regulatory expense increased 41.7% to $1,967,000 in fiscal 1997 from $1,389,000 in fiscal 1996, principally as the result of increased site costs and use of data input and management, statistical and other consultants to accelerate, finish and report on the Company's various clinical trials.

Depreciation and amortization expense increased 75.6% to $1,075,000 from $612,000 in the prior year, principally as a result of the acquisition of Ethamolin during the 1997 fiscal year and the related amortization of that purchased technology.

During the 1997 fiscal year, the Company recognized $1,860,000 of expense related to the amortization of (i) the discount on the Notes and (ii) the deferred financing costs related to the private placements of the Notes. This resulted from the re-classification of the Notes from equity to debt resulting from a review of the Company's various filings under the Securities Exchange Act of 1934 by the Securities and Exchange Commission triggered by the filing of a registration statement during the year pertaining to the resale of the Common Stock underlying some of the Notes.

Liquidity and Capital Resources

The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35.0 million, as well as product sales.

At July 31, 1998, the Company had cash, cash equivalents and short-term investments of $13,444,000 compared to $14,567,000, at July 31, 1997. At July 31, 1998, working capital was $13,378,000, compared to $13,076,000 at July 31, 1997. The increase in both balance sheet items was principally due to the receipt of net proceeds of $4,708,000 from the exercise of 856,026 the Company's Redeemable Class B Warrants prior to their expiration in November 1997, offsetting the Company's cash spent on operations for the year.

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

The Company expects to seek additional funds through exercises of its currently outstanding options, public or private equity financings, collaborations or from other sources. There can be no assurance that funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

Impact of the Year 2000 Issue

The Year 2000 problem is the result of computer applications being written using two digits rather than four digits to define the applicable year. Any of the Company's computer applications (and computer applications used by any of the Company's customers, collaborators and manufacturers) that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations.

The Company has modified or replaced portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The costs associated with such modifications were not materially significant. The Company believes that, with these modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for its computer systems. However, because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party customers, collaborators and manufacturers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

The Company has initiated a program to determne whether the computer applications of its significant customers, collaborators and manufacturers will be upgraded in a timely manner. The Company has not completed its review and it is unknown whether the computer applications of its customers, collaborators and manufacturers will be Year 2000 compliant. The Company has not determined the extent to which any disruption in the computer applications of third parties caused by the Year 2000 issues will affect the Company's operations. However, any disruptions in payments by customers or in the manufacture of the Company's products could have a material adverse effect upon the Company's business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market
Risk.

The Company invests its excess cash in interest-bearing investment-grade securities. The Company holds all such securities for the remaining term of the security. Therefore, the Company believes that it is not subject to material interest rate risks on such investments, other than the creditworthiness of the issuer of such securities. In addition, the Company does not utilize market risk sensitive instruments, positions or transactions in any material fashion and does not believe it maintains any material exposure to such market risk sensitivities.

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

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding directors is hereby incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Shareholders (the "Proxy
Statement").

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

See Exhibit Index on page 32.

The following management compensation plans and arrangements are required to be filed as exhibits pursuant to Item 14(c) of this report.

Exhibit
Number    Description
10.1      Forms of Incentive Stock Option and Nonstatutory Stock
Option.*
10.2      Amended 1992 Stock Option Plan.
10.3      Employment Agreement, dated July 10, 1991 as amended
and restated September 1, 1992, between the Registrant and Paul
J. Marangos, Ph.D. *
10.4      Amendment No. 1 to Employment Agreement, dated May 9,
1994, between the Registrant and Paul J. Marangos, Ph.D.**
10.5 Amendment No. 2 to Employment Agreement, dated March 9, 1995, between the Registrant and Paul J. Marangos, Ph.D.***
10.6 Amendment No. 3 to Employment Agreement, dated October 1, 1996, between the Registrant and Paul J. Marangos, Ph.D.****
10.7      Employment Agreement dated December 6, 1997 between the
Registrant and Zofia E. Dziewanowska, M.D., Ph.D.*****
10.8 1993 Non-Employee Directors Stock Option Plan and related form of Nonstatutory Stock Option. ******
____________

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-51682, and
incorporated herein by reference.
**        Filed as an exhibit to the Registrant's Form 10-K for the
fiscal year ended July 31, 1994.
***       Filed as an exhibit to the Registrant's Form 10-K for the
fiscal year ended July 31, 1995.
****      Filed as an exhibit to the Registrant's Form 10-K for the
fiscal year ended July 31, 1996.
*****     Filed as an exhibit to the Registrant's Form 10-Q for the
period ended October 31, 1997.
******    Filed as an exhibit to the Registrant's Form 10-K for the
fiscal year ended July 31, 1993.
(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 1998.
(c)  Exhibits.

The exhibits required by this Item are listed under Item 14 (a)

(3).


(d)  Financial Statement Schedules.

No financial statement schedules are required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the 26th day of October, 1998.

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

Signature             Title                 Date
/s/ Paul J. Marangos  Chairman of the       October 26, 1998
--------------------  Board, President and
Paul J. Marangos      Chief Executive
                      Officer and Director
                      (Principal Executive
                      Officer)

/s/ David W. Nassif   Senior Vice           October 26, 1998
--------------------  President, Chief
David W. Nassif       Financial Officer
                      and Secretary
                      (Principal Financial
                      and Accounting
                      Officer)

/s/Robert F. Allnutt  Director              October 26, 1998
--------------------
Robert F. Allnutt

/s/ Digby W. Barrios  Director              October 26, 1998
--------------------
Digby W. Barrios

/s/ Virgil Thompson   Director              October 26, 1998
--------------------
Virgil Thompson

/s/Robert A.Vukovich  Director              October 26, 1998
--------------------
Robert A. Vukovich


Exhibit Index
Exhibit
Number         Description
2.1 (1)        Pharmaceutical Products Purchase and Distribution
Support Agreement as of August 9, 1995 by and among Iso-Tex Diagnostics, Inc., Cypros Pharmaceutical Corporation and Thomas
J. Maloney. (2)
2.2 (1)        Glofil Contract Manufacturing and Royalty
Agreement as of August 9, 1995 by and among Iso-Tex Diagnostics,
Inc., Cypros Pharmaceutical Corporation and Thomas J. Maloney.
(2)
2.3 (1)        Merger Agreement as of August 9, 1995 among Cypros
Pharmaceutical Corporation, Iso-Tex Diagnostics "B", Inc. and
Jean and Thomas Maloney. (2)
2.4 (3)        Asset Purchase Agreement by and among Cypros
Pharmaceutical Corporation and Schwarz Pharma, Inc. dated as of
October 31, 1996
2.5 (3)        Note and Security Agreement by and among Cypros
Pharmaceutical Corporation and Schwarz Pharma, Inc. dated
November 4, 1996
2.6 (3)        Assumption Agreement by and among Schwarz Pharma,
Inc. and Cypros Pharmaceutical Corporation dated November 4, 1996
2.7 (3)        Trademark Assignment by and among Schwarz Pharma,
Inc. and Cypros Pharmaceutical Corporation dated November 4, 1996
2.8 (3)        Trademark Agreement by and among Schwarz Pharma,
Inc. and Cypros Pharmaceutical Corporation dated November 4, 1996
3.1 (4)        Restated Articles of Incorporation of the Registrant.
3.2 (5)        Amendment to Restated Articles of Incorporation.
3.3 (4)        Bylaws.
3.4            Certificate of Adoption of Bylaw Amendment.
4.1 (4)        Specimen stock certificate.
4.2            Reference is made to Exhibits 3.1 and 3.2.
10.1 (4)       Forms of Incentive Stock Option and Nonstatutory Stock
Option.
10.2           Amended 1992 Stock Option Plan.
10.3 (4)       Employment Agreement, dated July 10, 1991 as amended
and restated September 1, 1992, between the Registrant and Paul
J. Marangos, Ph.D.
10.4 (6)       Amendment No. 1 to Employment Agreement, dated May 9,
1994, between the Registrant and Paul J. Marangos, Ph.D.
10.5 (7)       Amendment No. 2 to Employment Agreement, dated March 9,
1995, between the Registrant and Paul J. Marangos, Ph.D.
10.6 (8)      Amendment No. 3 to Employment Agreement, dated October 1,
1996, between the Registrant and Paul J. Marangos, Ph.D.
10.7 (9)      1993 Non-Employee Directors Stock Option Plan and
related form of Nonstatutory  Stock Option.
10.8 (4)      License Agreement, dated as of August 20, 1992, between
the Registrant and Angel K. Markov, M.D. (with certain confidential information in brackets deleted). (8)


Exhibit
Number    Description
10.9 (4) License Agreement, dated as of August 27, 1992, between the Registrant and University E..M., Inc. (with certain confidential information in brackets deleted). (9)
10.10 (5) Assignment of and Amendment to License Agreement by and between University E.M., Inc., University of Cincinnati and the Registrant.
10.11 (7) License and Support Agreement, dated as of February 18, 1993, between the Registrant and Elie Abushanab, Ph.D. (with certain confidential information in brackets deleted). (10)
10.12 (12) Employment Agreement dated December 6, 1997 between the Registrant and Zofia E. Dziewanowska, M.D., Ph.D.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
24.1      Power of Attorney.  Reference is made to page 31.
27        Financial Data Schedule. (Exhibit 27 is submitted as an
exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)
99.1      Financial Statements.
__________

(1)       Filed as an exhibit to the Registrant's Form 8-K dated
August 10, 1995 and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to an application for Order Granting Confidential Treatment Under the
Securities Exchange Act of 1934 and Rule 24b-2 Thereunder filed concurrently with the Form 8-K.

(3)       Filed as an exhibit to the Registrant's Form 8-K dated
November 4, 1996 and incorporated herein by reference.

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

(8) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1996.


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

(12) Filed as an exhibit to the Registrant's Form 10-Q for the period ended October 31, 1997.