Form 10-Q
period 1998-10-31
CYPROS PHARMACEUTICAL CORP
filed 1998-12-14
CIK 891288

1477




UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
           ___________________________________
(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended October 31, 1998
                           OR
[    ]  Transition report pursuant to Section 13 or 15(d) of
the  Securities  Exchange Act of 1934   for  the  transition
period from __________ to _________

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

As of December 13, 1998, the Registrant had 15,711,877 shares of Common Stock, no par value, outstanding.




                       TABLE OF CONTENTS
   Item                                              Page
                            Part I.
1.          Financial Statements:
            a.  Balance Sheets -- October 31, 1998     3
            (unaudited) and July 31, 1998
            b.  Statements of Operations -- Three      4
            Months Ended October 31, 1998
            (unaudited) and 1997
            c.  Statements of Cash Flows -- Three      5
            Months Ended October 31, 1998
            (unaudited) and 1997
            d.  Notes to Financial Statements          6
            2.   Management's Discussion and           8
            Analysis of Financial Condition and
            Results of Operations
                            Part II.
1.          Legal Proceedings                          *
2.          Changes in Securities                      *
3.          Defaults Upon Senior Securities            *
4.          Submission of Matters to a Vote of         *
            Securities Holders
5.          Other Information                          *
6.          Exhibits and Reports on Form 8-K          11
Signatures                                            12

* No information provided due to inapplicability of item.




 Cypros Pharmaceutical Corporation

           Balance Sheets
                                      October 31 July 31,

                                        1998      1998
Assets                               (Unaudited)  (Note)

   Current assets:
Assets
Current assets:
  Cash and cash equivalents         $ 2,943,463 $ 3,015,890
  Short-term investments, held to
  maturity                            9,234,440  10,428,580
  Accounts receivable                   407,747     516,886
  Inventories                           100,662      83,078
  Prepaid expenses and other current
  assets                                231,360     214,765


  Total current assets               12,917,672  14,259,199

Property, equipment and leasehold
  improvements, net                     986,135   1,063,566
Purchased technology, net             3,939,141   4,163,487
Licenses and patents, net               166,353     176,927
Other assets                             51,041      72,461


   Total assets                     $18,060,342 $19,735,640


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                  $   265,791 $   551,191
  Accrued compensation                  188,957     125,434
  Other accrued liabilities              13,702      15,641
  Current portion of long-term debt     100,252      97,477
  Current portion of capital lease
  obligations                            89,523      91,740


   Total current liabilities            658,225     881,483

Long-term debt                           58,356      59,408
Capital lease obligations               137,232     157,656
Deferred rent                           117,597     125,761

Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 15,711,877
  shares issued and outstanding as
  of October 31, 1998
  (unaudited) and July 31, 1998,
  respectively                      41,436,469   41,328,470
  Deferred compensation                (78,226)     (87,334)

  Accumulated deficit              (24,269,311) (22,729,804)                                        1)           )


     Total shareholders' equity     17,088,932   18,511,332

     Total liabilities and
     shareholders' equity          $18,060,342  $19,735,640


Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.




     Cypros Pharmaceutical
          Corporation

   Statements of Operations


                                Three Months Ended
                                October 31,
                                1998          1997
Net sales                      $   640,354    $  771,417
Cost of sales                      160,478       167,944


Gross profit                       479,876       603,473
Operating expenses:
  Sales and marketing              405,628       356,696
  General and administrative       692,811       701,740
  Clinical testing and
  regulatory                       679,374       456,902
  Pre-clinical research and
  development                      150,136       252,973
  Depreciation and amortization    311,297       300,431


Total operating expenses         2,239,246     2,068,742


Loss from operations            (1,759,370)   (1,465,269)

Research grant income               10,871        25,037
Interest and other income, net     188,290       180,703
Sublease income, net                20,702        53,889
Amortization of discount and
costs on mandatorily
convertible notes                        -      (186,689)


Net loss                       $(1,539,507)  $(1,392,329)


Net loss per share, basic and
diluted                        $     (0.10)  $     (0.10)


Shares used in computing net
loss per share,
basic and diluted               15,711,877    14,024,710



See accompanying notes.


  Cypros Pharmaceutical Corporation
       Statements of Cash Flows
                                    Three Months Ended
                                        October 31,
                                    1998         1997

   Operating activities
Operating activities
Net loss                           $(1,539,507)  $(1,392,329)
Adjustments to reconcile
net  loss to net cash
used in operating activities:
  Amortization of deferred
  compensation                         117,107       137,392
  Depreciation and amortization        319,224       301,822
  Amortization of discount and costs
  mandatorily convertible notes              -       186,689
  Deferred rent expense                 (8,164)       26,599
  Gain on sale of equipment             (5,752)           -
  Changes in operating assets and
  liabilities, net of effects
  from acquisitions:
    Accounts receivable                109,139       (26,305)
    Inventories                        (17,584)        7,941
    Prepaid expenses and other
    current assets                     (16,595)       49,216
    Accounts payable                  (285,400)      (42,394)
    Other accrued liabilities           61,584       (65,058)


Net cash flows used in operating
activities                          (1,265,948)     (816,427)


Investing activities
Purchases of short-term investments (1,356,215)   (4,122,127)
Maturities of short-term investments 2,550,355     3,867,924
Installment payment for purchased
technology                                   -    (1,200,000)
Proceeds from the sale of equipment     11,000             -
Purchase of property, equipment and
leasehold improvements                  (7,419)      (15,661)
Increase in licenses and patents        (4,702)      (36,110)
Decrease in deposits and other assets   21,420        14,893

Net cash flows provided by (used in)
investing activities                 1,214,439    (1,491,081)

Financing activities
Issuance of long-term debt               2,675             -
Repayment of long-term debt               (952)      (26,328)
Repayments of capital
leases/obligations                     (22,641)      (24,820)

Net cash flows used in financing
activities                             (20,918)      (51,148)


Decrease in cash and cash equivalents  (72,427)   (2,358,656)

Cash and cash equivalents at
beginning of period                  3,015,890     5,101,710


Cash and cash equivalents at end of
period                              $2,943,463    $2,743,054


Supplemental disclosures of cash flow
information:
Cash paid for interest              $    7,493    $  103,887

Noncash investing and financing
activities:
Mandatorily convertible notes
converted to common stock           $        -    $2,913,061

See accompanying notes.



CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting
Policies

Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin, Glofil and Inulin, expects to launch two burn and wound care products using the Company's Dermaflo technology within the next year and is developing two drugs, Cordox and Ceresine. The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company has commenced a Phase III clinical trial of Cordox in sickle cell anemia crisis patients.

Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1998 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1998 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1998 included in the Company's Annual Report on Form 10-K.

The Company has experienced significant quarterly fluctuations in operating results and increases in expenses and losses since inception and it expects these fluctuations, expenses and losses will continue.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $21,888 and finished goods of $78,774.

Revenue Recognition

Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit dose sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for discounts and allowances due to contractual discounts under contracts with hospitals and hospital buying groups. For the three month period ending October 31, 1998, such discounts and allowances totaled $30,906.

The Company's policy is not to accept returns of product sold. Certain contracts with wholesale drug distributors provide for product returns if the product is within a certain number of months of expiration. To date, the Company has experienced few returns.

Net Loss Per Share Data

The Company complies with the provisions of Financial Accounting Standards Board Statement No.128, "Earnings Per Share" ("Statement 128"). Statement 128 redefines the standards for computing and presenting earnings per share, previously promulgated by Accounting Principles Board Opinion No.15, "Earnings Per Share". Under Statement 128, basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period after giving effect to all potential dilutive common shares outstanding during the period such as options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

2. Recently-Issued Accounting Standards

Comprehensive Income

Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. "Comprehensive Income" is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive net loss and net loss are the same, and therefore, the adoption of SFAS 130 did not have an impact on the Company's financial statements.

Segment Information

Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS 131 does not affect the Company's financial statements.

Pensions and Other Post Retirement Benefits

Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises current disclosures for employers' disclosures for pensions and other post retirement benefit plans. The Company does not currently have a pension plan or pay postretirement benefits, and therefore, the adoption of SFAS 132 did not affect the Company's financial statements.

Derivative Instruments and Hedging Activities

In June 1998,the Financial Accounting Standards Board
Issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, will have no impact on its financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation.

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
Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights" of the Company's Annual Report (Form 10-
K) for the fiscal year ended July 31, 1998 and those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin, in November 1996, and acquired the Dermaflo technology and two related FDA-cleared products in November 1997. The Company has sustained an accumulated deficit of $24,269,311 from inception through October 31, 1998. As the Company will not have positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

During the first quarter ended October 31, 1998, the Company sustained a loss of $1,539,507 (or $.10 per share) compared to a loss of $1,392,329 (or $.10 per share) for the prior-year quarter. During the current quarter, the Company reported net sales of $640,354, a 17.0% decrease over the $771,417 reported in the prior-year period, principally due to the expected decline in Glofil sales volume due to the termination of a customer's two clinical trials which required Glofil to be used as part of their protocols. Gross profit on sales amounted to $479,876, a 20.5% decrease over the $603,473 reported in the prior-year period.

As a percent of sales, the gross margin in the current quarter was 74.9% compared to 78.2% in the prior-year period. This decrease was principally due to start-up costs incurred by the Company in its joint venture with another company to establish a new manufacturing facility for Glofil. Such costs were expensed as incurred. The Company expects the new manufacturing facility to lower the cost of sales for Glofil once it is operational, which is expected to be later on in fiscal year 1999.

Total operating  expenses during the first quarter ended
October 31, 1998 amounted to $2,239,246, an 8.2% increase over the $2,068,742 incurred during the prior-year quarter. Sales and marketing expenses increased by 13.7% to $405,628 due to increased recruitment and relocation, the commencement of a clinical study of Glofil to prove the viability of a 45-minute test, and increased salary and consulting expense offsetting a decrease in commissions and promotional expense. Clinical testing and regulatory expenditures amounted to $679,374, an increase of 48.7% over the $456,902 of expenditures incurred in the same quarter during the previous fiscal year. This increase was principally due to the costs related to starting up the Phase III clinical trial of Cordox in sickle cell anemia crisis patients. Pre-clinical research and development expense decreased by 40.7% to $150,136, principally due to a decrease in staffing and rent expense. Rent expense decreased in the current period due to the reclassification of a portion of rent expense to other income and expense.

All of the amortization of discount and costs on the Company's mandatorily convertible notes was completed in the previous year, and therefore, there was a 100% decline in the expenses related to this amortization for the quarter ending
October 31, 1998.

Liquidity and Capital Resources

The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as product sales.

At October 31, 1998, the Company had cash, cash equivalents
and short-term investments of $12,177,903 compared to $13,444,470
at July 31, 1998.   At October 31, 1998, working capital was
$12,259,447, compared to $13,377,716 at July  31, 1998.   The
decrease in both balance sheet items was principally due to the loss from operations for the current quarter.

The Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for approximately two years dependent, in part, on the timing of the commencement of each phase of the clinical trials on Cordox and Ceresine and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions; the delay in scaling up manufacturing operations; the growth in sales of the acquired products and their resulting cash flows; and other factors.

The Company is funding a significant portion of its operating expenses through cash flow from product sales, but expects to seek additional funds through public or private equity financings, collaborations, Small Business Innovation Research grants or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

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

The Company has initiated a program to determine whether the computer applications of its significant customers, collaborators and manufacturers will be upgraded in a timely manner. The Company has not completed its review and it is unknown whether the computer applications of its customers, collaborators and manufacturers will be Year 2000 compliant. The Company has not determined the extent to which any disruption in the computer applications of third parties caused by the Year 2000 issues will affect the Company's operations, and has no contingency plans in the event of any such disruption. However, any disruptions in payments by customers or in the manufacture of the Company's products could have a material adverse effect upon the Company's business, financial condition and results of operations.

Part II.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibit is required to be filed by
Item 601 of Regulation S-K.

Exhibit Number      Description
10.1                Amendment No. 4 to Employment
Agreement, dated December 7,1998 between the Registrant and Paul J. Marangos, Ph.D.

(b)  Reports on Form 8-K.

None.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the 13th day of December, 1998.

CYPROS PHARMACEUTICAL CORPORATION

By   /s/ Paul J. Marangos
--------------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

/s/  David W. Nassif
--------------------------
David W. Nassif
Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)