Form 10-Q
period 1999-01-31
CYPROS PHARMACEUTICAL CORP
filed 1999-03-17
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
___________________________________

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 31, 1999
OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _________

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

As of March 15, 1999, the Registrant had 15,711,877 shares of
Common Stock, no par value, outstanding.



                       TABLE OF CONTENTS
Item                                                Page
                            Part I.
1.          Financial Statements:
            a.   Balance Sheets - January 31, 1999
               (unaudited) And July 31, 1998        3
            b.   Statements of Operations - Three
               and Six Months Ended January 31,
               1999 And 1998 (unaudited)            4
            c.   Statements of Cash Flows - Six
               Months Ended January 31, 1999 and
               1998 (unaudited)                     5
            d.   Notes to Financial Statements
               (unaudited)                          6
2.          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                              8
                           Part II.
1.          Legal Proceedings                       *
2.          Changes in Securities                   *
3.          Defaults Upon Senior Securities         *
4.          Submission of Matters to a Vote of
            Securities Holders                      12
5.          Other Information                       *
6.          Exhibits and Reports on Form 8-K        13
Signatures                                          14

* No information provided due to inapplicability of item.



PART I.
Item 1. Financial Statements
Cypros Pharmaceutical Corporation
Balance Sheets
                                    January 31  July 31,

                                     1999       1998
                                  (Unaudited)   (Note)

Assets
Current assets:
  Cash and cash equivalents       $ 2,937,680 $ 3,015,890
  Short-term investments, held to
  maturity                          7,591,806  10,428,580
  Accounts receivable                 429,893     516,886
  Inventories                         171,130      83,078
  Prepaid expenses and other
  current assets                      179,552     214,765

    Total current assets           11,310,061  14,259,199

Property, equipment and leasehold
improvements, net                   1,094,240   1,063,566
Purchased technology, net           3,714,794   4,163,487
Licenses and patents, net             171,195     176,927
Other assets                          272,456      72,461

     Total assets                 $16,562,746 $19,735,640


Liabilities and shareholders'
equity
Current liabilities:
  Accounts payable                $   286,853 $   551,191
  Accrued compensation                151,330     125,434
  Other accrued liabilities            19,221      15,641
  Current portion of long-term
  debt                                100,754      97,477
  Current portion of capital
  lease obligations                   112,681      91,740

     Total current liabilities        670,839     881,483

Long-term debt                          8,778      59,408
Capital lease obligations             190,258     157,656
Deferred rent                         125,364     125,761

Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 15,711,877
  shares issued and outstanding
  at January 31, 1999 (unaudited)
  and July 31, 1998                41,458,734  41,328,470
  Deferred compensation               (69,367)    (87,334)
  Accumulated deficit             (25,821,860)(22,729,804)

     Total shareholders' equity    15,567,507  18,511,332

     Total liabilities and
     shareholders' equity         $16,562,746 $19,735,640



Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Cypros Pharmaceutical
     Corporation
    Statements of
     Operations
     (Unaudited)
                     Three Months Ended  Six Months Ended
                     January 31          January 31,

                         1999     1998      1999        1998

Net sales           $ 606,701    $ 916,045  $ 1,247,055 $ 1,687,461
Cost of sales         194,276      207,698      354,754     375,642
Gross profit          412,425      708,347      892,301   1,311,819
Operating expenses:
  Sales and marketing 406,840      321,137      812,468     677,833
  General and
  administrative      736,034      791,136    1,428,845   1,492,876
  Clinical testing
  and
  regulatory          556,567      552,476    1,235,941   1,009,378
  Pre-clinical
  research
  and development     148,447      197,659      298,583     450,632
  Depreciation and
  amortization        299,944      310,707      611,241     611,138

Total operating
expenses            2,147,832    2,173,115    4,387,078   4,241,857


Loss from
operations         (1,735,407)  (1,464,768)  (3,494,777) (2,930,038)


Research grant income       -       47,471       10,871      72,508
Interest and other
income, net           162,155      287,736      350,445     522,327
Sublease income, net   20,703            -       41,405           -
Amortization of
discount and costs on
mandatorily
convertible notes           -     (39,001)            -    (225,690)

Net loss          $(1,552,549) $(1,168,562) $(3,092,056) $(2,560,893)


Net loss per share,
basic and diluted $     (0.10) $     (0.08) $     (0.20) $     (0.17)


Shares used in
computing net loss
per share,
basic and diluted  15,711,877   15,412,010   15,711,877   14,718,360

See accompanying notes.


     Cypros Pharmaceutical
          Corporation
   Statements of Cash Flows
          (Unaudited)
                                Six Months Ended
                                   January 31,
                                1999        1998
Operating activities
Net loss                        (3,092,056) (2,560,893)
Adjustments to reconcile net
loss to net cash
used in operating activities:
  Amortization of deferred
  compensation                      148,231    175,062
  Depreciation and amortization     623,558    613,919
  Amortization of discount and
  costs on mandatorily
  convertible notes                       -    225,690
  Deferred rent                        (397)    22,861
  Gain on the sale of equipment      (5,752)         -
Changes in operating assets and
liabilities, net of effects
from acquisitions:
    Accounts receivable              86,993    (73,803)
    Inventories                     (88,052)   (34,991)
    Prepaid expenses                 27,995   (359,373)
    Other current assets              7,218     50,038
    Accounts payable               (264,338)   (23,640)
    Accrued liabilities              29,476   (155,280)
Net cash flows used in
operating activities            (2,527,124) (2,120,410)

Investing activities
Purchases of short-term
investments                     (3,107,517)(10,944,250)
Maturities of short-term
investments                      5,944,291  10,391,371
Installment payment for
purchased technology                     -  (1,200,000)
Proceeds from the sale of
equipment                           11,000           -
Purchase of property, equipment
and leasehold improvements        (195,411)   (470,545)
Increase in licenses and
patents                             (9,644)    (46,809)
Increase in other assets          (199,995)   (221,111)
Net Cash flows provided by
(used in) investing activities   2,442,724  (2,491,344)

Financing activities
Increase in short-term debt              -     270,979
Proceeds from exercise of B
Warrants                                 -   4,707,576
Proceeds from long-term debt         4,574     112,001
Repayments of long-term debt       (51,927)          -
Proceeds from capital lease
obligations                        104,030           -
Repayments of capital lease
obligations                        (50,487)    (53,526)
Net cash flows provided by
financing activities                 6,190   5,037,030

(Decrease)Increase in cash and
cash equivalents                   (78,210)    425,276

Cash and cash equivalents at
beginning of period              3,015,890   5,101,710

Cash and cash equivalents at
end of period                  $ 2,937,680 $ 5,526,986


Supplemental disclosures of
cash flow information:

Cash paid for interest         $    26,316 $   113,569

Noncash investing and financing
activities:
Equipment financed under
capital lease obligations      $   104,030 $         -


Notes converted to common
stock                          $         - $  3,513,061


See accompanying notes.


CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Presentation

The unaudited financial statements for the three and six months ended January 31, 1999 and 1998 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1998 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1998 included in the Company's Annual Report on Form 10-K.

The Company has experienced significant quarterly fluctuations in operating results and increases in expenses and losses since inception and it expects these fluctuations, increasing expenses and losses will continue.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $21,634 and finished goods of $149,496.

Revenue Recognition

Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for discounts and allowances due to contractual discounts under certain contracts with hospitals and hospital buying groups. At January 31, 1999, such discounts and allowances totaled $72,826.

The Company's policy is not to accept returns of product sold. However, certain contracts with wholesale drug distributors provide for product returns if the product is within a certain number of months of expiration. To date, the Company has experienced few returns.

Net Loss Per Share Data

Under Financial Accounting Standards Board Statement No. 128,
"Earnings Per Share", basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

2. Recently-Issued Accounting Standards

Comprehensive Income

Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. "Comprehensive Income" is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive net loss and net loss are the same, and therefore, the adoption of SFAS No.130 did not have an impact on the Company's financial statements.

Segment Information

Effective August 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS No. 131 does not affect the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights" of the Company's Annual Report (Form 10-K) for the fiscal year ended July 31, 1998 and those discussed in the S-3 Registration Statement File No. 333-25661 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin, in November 1996, and acquired the Dermaflo topical burn/wound care technology and two FDA-cleared products, Neoflo and Sildaflo, in November 1997. The Company has sustained an accumulated deficit of $25,821,860 from inception through January 31, 1999. As the Company will not have positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Three Months Ended January 31, 1999 and 1998

During the quarter ended January 31, 1999, the Company reported sales of $606,701, a 33.8% decrease from the $916,045 reported in the prior-year period, principally due to increasing competition in the market served by Ethamolin and the expected decline in Glofil sales volume due to the termination of a customer's two clinical trials which required Glofil to be used as part of their protocols. The decrease in sales for the period also caused a 41.8% decrease in gross profit on sales to $412,425 from the $708,347 reported in the prior-year period.

As a percent of sales, the gross margin in the current quarter was 68.0% compared to 77.3% in the prior-year period. This decrease is principally due to a price increase by the supplier of finished Glofil vials to the Company, increased chargeoffs of expired Glofil vials due to declining sales, and allocations of facility rent and quality assurance and quality control expenses to cost of goods sold in the current period.

Total operating expenses decreased 1.2% during the quarter to $2,147,832 from $2,173,115 during the prior-year quarter. Sales and marketing expense increased by more than 26.7% principally due to the hiring of additional personnel, the cost of a study to expand the market for Ethamolin, the cost of a clinical study of Glofil to prove the viability of a 45-minute test, and regulatory consulting expense related to these studies. General and administrative expense decreased 7.0% principally due to decreases in investor relations and business development activities. Pre-clinical research and development expense decreased 24.9% principally due to decreases in salaries, rent and grant expenditures.

In addition, net interest and other income for the current quarter decreased 43.6% to $162,155 from $287,736 during the prior-year quarter, principally because the Company had a larger investment portfolio during the prior-year quarter, which yielded more interest income.

The Company did not receive any new Small Business Innovation Research grants during the current period, and therefore, there was a 100% decline in grant income for the quarter ended January 31, 1999.

The amortization of the discount and costs on the Company's mandatorily convertible notes was completed in the previous year, and therefore, there were no such expenses for the quarter ended
January 31, 1999.

Six Months Ended January 31, 1999 and 1998

During the six months ended January 31, 1999, the Company reported sales of $1,247,055, a 26.1% decrease over the $1,687,461 reported in the prior-year period, and a gross profit on sales of $892,301, a 32.0% decrease over the $1,311,819 reported in the prior-year period. As a percent of sales, the gross margin in the current period was 71.6% compared to 77.7% in the prior-year period. These decreases occurred for the same reasons discussed above under the three-month analysis.

During the six months ended January 31, 1999, the Company sustained a loss of $3,092,056 (or $.20 per share, basic and diluted), compared to a loss of $2,560,893 (or $.17 per share, basic and diluted) for the prior-year period, as overall operating expenses increased. Total operating expenses increased 3.4% during the current period to $4,387,078 from $4,241,857 during the prior-year period. Sales and marketing expense increased 19.9% primarily due to the same reasons as set forth in the three-month analysis above. General and administrative expense decreased 4.3% due to decreases in investor relations and business development activities and securities fees. Clinical testing and regulatory expense increased by more than 22.4%, principally due to costs incurred with the Phase III trial of Cordox in sickle cell anemia crisis patients. Pre-clinical research and development expenditures decreased 33.7%, principally due to decreases in salaries, rent and grant expenditures.

In addition, net interest and other income for the current period decreased more than 32.9% to $350,445 from $522,327 during the prior-year period, principally for the reason set forth in the three-month analysis above.

Grant income declined 85% during the current period to $10,871 from $72,508, as there was only one grant in process (versus two during the prior-year period) and it was completed prior to the end of the current period. The pre-clinical research and development expense for the current period includes expenses incurred in connection with the completed grant.

The amortization of the discount and costs on the Company's mandatorily convertible notes was completed in the previous year, and therefore, there was a 100% decline in the expenses related to this amortization for the six months ending January 31, 1999.

Liquidity and Capital Resources

The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as product sales.

At January 31, 1999, the Company had cash, cash equivalents and short-term investments of $10,529,486, compared to $13,444,470 at July 31, 1998. At January 31, 1999, working capital was $10,639,222, compared to $13,377,716 at July 31, 1998. The decline in these balance sheet items is principally due to the cash used to fund the net loss of the Company.

The Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for approximately two years dependent, in part, on the timing of the commencement of each phase of the clinical trials on Cordox and Ceresine and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions: the delay in scaling up manufacturing operations; the growth in sales of the acquired products and their resulting cash flows; and other factors.

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


Part II.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 16, 1999. The following matters received the votes for, votes against, abstentions and broker non-votes set forth across from them at the meeting:

<CONTENTS
                       Votes For   Votes       Absten  Broker
                                   Against     tions   Non-
                                                       Votes
Election of Directors
to hold office until
the 2000 Annual
Meeting of
Shareholders
  Paul J. Marangos     13,363,425   88,989     0       0
  Robert F. Allnutt    12,693,875  758,539     0       0
  Digby W. Barrios     12,693,875  758,539     0       0
  Virgil Thompson      12,693,875  758,539     0       0
  Robert A. Vukovich   12,593,875  858,539     0       0

Approve the Company's
1993 Non-Employee
Directors' Equity
Incentive Plan, as
amended (the "Plan"),
to (i) increase the
aggregate number of
shares of the
Company's Common Stock
authorized for
issuance under the
Plan by 100,000 from
250,000 to 350,000 and
(ii) provide for the
automatic grant to
such directors of
stock bonus awards
comprised of $2,000 of
Common Stock for each
Board meeting attended
by such director on or
after the 1999 Annual
Meeting of
Stockholders           12,009,152  1,285,743   53,314  104,205

Ratification of the
selection of Ernst &
Young LLP as the
Company's independent
auditors for the
fiscal year ending
July 31, 2000         13,402,646      37,918   11,850   0

Item 6. Exhibits and Reports on Form 8-K.

(a)Exhibits.

 No exhibits are included in this report.

(b)Reports on Form 8-K.

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the 15th day of March, 1999.

CYPROS PHARMACEUTICAL CORPORATION
s/s Paul J. Marangos
--------------------
Paul J. Marangos
Chairman of the Board,
President and Chief Executive Officer

s/s David W. Nassif
---------------------
David W. Nassif
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)