Form 10-Q
period 1999-04-30
CYPROS PHARMACEUTICAL CORP
filed 1999-06-14
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
Form 10-Q
                  ___________________________________

(Mark One)
[  X  ]   Quarterly  report pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934 for the period ended April 30, 1999

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

As of June 11, 1999, the Registrant had 15,711,877 shares of Common Stock, no par value, outstanding.




                       TABLE OF CONTENTS
  Item                                                  Page
                             Part I
1.        Financial Statements:
          a.   Balance Sheets - April 20, 1999
               (unaudited) and July 31, 1998             3
          b.   Statements of Operations - Three and
               Nine Months Ended April 30, 1999 and
               1998 (unaudited)                          4
          c.   Statements of Cash Flows - Nine Months
               Ended April 30, 1999 and 1998
               (unaudited)                               5
          d.   Notes to Financial Statements
               (unaudited)                               6
2.        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                     8

                            Part II
1.        Legal Proceedings                             *
2.        Changes in Securities                         *
3.        Defaults Upon Senior Securities               *
4.        Submission of Matters to a Vote of
          Securities Holders                            *
5.        Other Information                             *
6.        Exhibits and Reports on Form 8-K              13
Signatures                                              14

*No Information provided due to inapplicability of item.


              PART I.
Item 1. Financial Statements
 Cypros Pharmaceutical Corporation
           Balance Sheets

                                     April 30,     July 31,
                                       1999          1998
                                     (Unaudited)   (Note)
Assets
Current assets:
  Cash and cash equivalents          $2,892,149     $3,015,890
  Short-term investments, held to
  maturity                            6,269,097     10,428,580
  Accounts receivable                   308,827        516,886

  Inventories                           168,720         83,078
  Prepaid expenses and other current
  assets                                126,680        214,765

    Total current assets              9,765,473     14,259,199

Property, equipment and leasehold
  improvements, net                   1,248,291      1,063,566
Purchased technology, net             3,490,447      4,163,487
Licenses and patents, net               162,926        176,927
Other assets                            270,525         72,461

     Total assets                   $14,937,662    $19,735,640


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                  $   356,073    $   551,191
  Accrued compensation                  209,210        125,434
  Other accrued liabilities              16,484         15,641
  Current portion of long-term debt     102,759         97,477
  Current portion of capital lease
  obligations                           110,039         91,740


    Total current liabilities           794,565        881,483

Long-term debt                            7,674         59,408
Capital lease obligations               164,889        157,656
Deferred rent                           141,161        125,761

Shareholders' equity:
  Common stock, 30,000,000 shares
  authorized, 15,711,877
  shares issued and outstanding as
  of April 30, 1999 (unaudited) and
  July 31, 1998                      41,478,214     41,328,470

  Deferred compensation                 (79,020)       (87,334)
  Accumulated deficit               (27,569,821)   (22,729,804)

 Total shareholders' equity          13,829,373     18,511,332


 Total liabilities and shareholders'
 equity                             $14,937,662    $19,735,640


Note: The balance sheet at July 31, 1998 has been derived from the Audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.




                   Cypros Pharmaceutical Corporation

                        Statements of Operations
                              (Unaudited)

                      Three Months Ended        Nine Months Ended
                            April 30                 April 30
                      1999         1998          1999         1998
                           (unaudited)              (unaudited)
Net sales                $ 606,252    $ 824,399  $1,853,307   $2,511,860
Cost of sales              170,753      202,751     525,507      578,469

Gross profit               435,499      621,648   1,327,800    1,933,391

Operating expenses:
  Sales and marketing      364,512      331,022   1,176,980    1,008,779
  General and
  administrative           858,751      736,978   2,287,596    2,229,854
  Clinical testing
  and regulatory           644,747      761,449   1,880,688    1,770,827
  Pre-clinical
  research and
  development              143,451      216,977     442,034      667,609
  Depreciation and
  amortization             321,763      293,568     933,004      904,706

Total operating
expenses                 2,333,224    2,339,994   6,720,302    6,581,775



Loss from operations    (1,897,725)  (1,718,346) (5,392,502)  (4,648,384)

Research grant income            -       46,193      10,871      118,701
Interest and other
income, net                129,155      234,867     479,600      757,194
Sublease income, net        20,609            -      62,014            -

Amortization of
discount and costs on
mandatorily
convertible notes                -      (30,317)           -    (256,007)


Net loss               $(1,747,961) $(1,467,603) $(4,840,017) $(4,028,496)



Net loss per share,
basic and diluted          $(0.11)     $ (0.09)     $(0.31)      $(0.27)


Shares used in
computing net loss
per share, basic and
diluted                 15,711,877   15,644,114  15,711,877   15,020,087



See accompanying notes.



     Cypros Pharmaceutical
          Corporation
     Statements of Cash Flows
          (Unaudited)
                                  Nine Months Ended April 30,
                                      1999         1998
Operating activities
Net loss                          $ (4,840,017) $ (4,028,496)
Adjustments to reconcile net
loss to net cash
used in operating activities:
  Amortization of deferred
  compensation                         158,058       251,996
  Depreciation and amortization        957,634       912,026
  Amortization of discount and
  costs on mandatorily
  convertible notes                          -       256,007
  Deferred rent                         15,400        16,588
  Gain on the sale of equipment         (5,752)            -
Changes in operating assets and
liabilities, net of effects
from acquisitions:
    Accounts receivable                208,059       (23,048)
    Inventories                        (85,642)      (16,097)
    Prepaid expenses and other
    current assets                      88,085       (68,251)
    Accounts payable                  (195,118)      (65,740)
    Accrued liabilities                 84,619      (115,980)


Net cash flows used in operating
activities                          (3,614,674)   (2,880,995)


Investing activities
Purchases of short-term
investments                         (6,435,425)   (15,062,413)
Maturities of short-term
investments                         10,594,908     13,760,012
Installment payment for
purchased technology                         -     (1,200,000)
Proceeds from the sale of
equipment                               11,000              -
Purchase of property, equipment
and leasehold improvements            (450,620)      (494,496)
Increase in licenses and patents        (9,946)       (46,809)
Increase in other assets              (198,064)      (218,175)

Net cash flows provided by (used
in) investing activities             3,511,853     (3,261,881)

Financing activities
Proceeds from exercise of B
Warrants                                     -      4,707,576
Proceeds from long-term debt             6,475        115,267
Repayments of long-term debt           (52,927)        (1,496)
Proceeds from capital lease
obligations                            104,030              -
Repayments of capital lease
obligations                            (78,498)       (81,625)

Net cash flows (used in)
provided by financing activities       (20,920)     4,739,722

Decrease in cash and cash
equivalents                           (123,741)    (1,403,154)

Cash and cash equivalents at
beginning of period                  3,015,890      5,101,710

Cash and cash equivalents at end
of period                        $   2,892,149    $ 3,698,556


Supplemental disclosures of cash
flow information:
Cash paid for interest           $      36,945    $   124,005

Noncash investing and financing
activities:
Equipment financed under capital
lease obligations                $     104,030    $         -


Notes converted to common stock  $           -    $ 3,979,161


See accompanying notes.


CYPROS PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Cypros Pharmaceutical Corporation (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin, Glofil and Inulin, expects to launch two burn and wound care products using the Company's Dermaflo technology within the next year and is developing two drugs, Cordox and Ceresine. The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings. The Company is conducting a Phase III clinical trial of Cordox in sickle cell anemia crisis patients.

Basis of Presentation

The unaudited financial statements for the three and nine months ended April 30,1999 and 1998 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1998. The unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $15,394 and finished goods of $153,326.

Revenue Recognition

Revenues from product sales of whole vials of Glofil and Inulin are
recognized upon shipment.   Revenues from Glofil unit sales are
recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

Sales are reported net of returns during the period in which product is shipped. These sales are adjusted for discounts and allowances due to contractual discounts under certain contracts with hospitals and hospital buying groups. At April 30, 1999, such discounts and allowances totaled $107,633.

The Company's policy is not to accept returns of product sold.
However, certain contracts with wholesale drug distributors provide for product returns if the product is within a certain number of months of expiration.

Net Loss Per Share Data

Under Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share", basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

2. Recently-Issued Accounting Standards

Comprehensive Income

Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. "Comprehensive Income" is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive net loss and net loss are the same, and therefore, the adoption of SFAS No. 130 did not have an impact on the Company's financial statements.

Segment Information

Effective August 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS No. 131 does not affect the Company's financial statements.


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

The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin, in November 1996, and acquired the Dermaflo topical burn/wound care technology and two FDA-cleared products, Neoflo and Sildaflo, in November 1997. The Company has sustained an accumulated deficit of $27,569,821 from inception through April 30, 1999. As the Company will not have positive net operating cash flow for the next few years and the Company's sales and marketing, research and development, clinical testing and regulatory and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

Results of Operations

Three Months Ended April 30, 1999 and 1998

During the quarter ended April 30, 1999, the Company reported sales of $606,252, a 26.5% decrease from the $824,399 reported in the prior-year period, principally due to increasing competition in the market served by Ethamolin and the expected decline in Glofil sales volume due to the termination of a customer's two clinical trials which required Glofil to be used as part of their protocols. The decrease in sales for the period also caused a 29.9% decrease in gross profit on sales to $435,499 from the $621,648 reported in the prior-year period.

As a percent of sales, the gross margin in the current quarter was 71.8% compared to 75.4% in the prior-year period. This decrease was principally due to start-up costs incurred by the Company in its joint venture with another company to establish a new manufacturing facility for Glofil.

Total operating expenses decreased .3% during the quarter to $2,333,224 from $2,339,994 during the prior-year quarter. Sales and marketing expense increased 10.1% principally due to the cost of an ongoing clinical study of Glofil to prove the viability of a 45-minute test and regulatory consulting expense related to the Glofil study. General and administrative expense increased 16.5% principally due to additional material and supply purchases for the Dermaflo facility in Lee's Summit, Missouri, hiring of additional personnel there, consulting services for that project, additional home-office overhead allocated to that project for quality control and quality assurance and rent expense for the Lee's Summit facility. Clinical testing and regulatory expense decreased 15.3% principally due to the decline in CRO and site costs for the Phase II study of Cordox in sickle cell crisis patients which was completed last year. Pre-clinical research and development expense decreased 33.9% principally due to decreases in salaries, rent and grant related expenditures.

In addition, net interest and other income for the current quarter decreased 45.0% to $129,155 from $234,867 during the prior-year quarter, principally because the Company had a larger investment portfolio during the prior-year quarter, which yielded more interest income.

The Company did not receive any new Small Business Innovation Research grants during the current period, and therefore, there was a 100% decline in grant income for the quarter ended April 30, 1999.

The amortization of the discount and costs on the Company's mandatorily convertible notes was completed in the previous year, and therefore, there were no such expenses for the quarter ended April 30, 1999.

Nine Months Ended April 30, 1999 and 1998

During the nine months ended April 30, 1999, the Company reported sales of $1,853,307, a 26.2% decrease over the $2,511,860 reported in the prior-year period, and a gross profit on sales of $1,327,800, a 31.3% decrease over the $1,933,391 reported in the prior-year period. As a percent of sales, the gross margin in the current period was 71.6% compared to 77.0% in the prior-year period. These decreases occurred for the same reasons discussed above under the three-month analysis.

During the nine months ended April 30, 1999, the Company sustained a loss of $4,840,017 (or $.31 per share, basic and diluted), compared to a loss of $4,028,496 (or $.27 per share, basic and diluted) for the prior-year period, as revenues decreased and overall operating expenses increased. Total operating expenses increased 2.1% during the current period to $6,720,302 from $6,581,775 during the prior-year period. Sales and marketing expense increased 16.7% principally due to the same reasons as set forth in the three-month analysis above. Pre-clinical research and development expenditures decreased 33.8%, principally due to a decrease in staffing, rent expense and materials and supplies used for grant expenditures. Rent expense decreased in the current period due to the reclassification of a portion of rent expense to other income and expense.

In addition, net interest and other income for the current period decreased 36.7% to $479,600 from $757,194 during the prior-year period, principally for the reason set forth in the three-month analysis above.

Grant income declined 90.8% during the current period to $10,871 from $118,701, as there was only one grant in process (versus two during the prior-year period) and it was completed prior to the end of the current period. The pre-clinical research and development expense for the current period includes expenses incurred in connection with the completed grant.

The amortization of the discount and costs on the Company's mandatorily convertible notes was completed in the previous year, and therefore, there were no such expenses for the nine months ended April 30, 1999.

Liquidity and Capital Resources

The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as product sales.

At April 30, 1999, the Company had cash, cash equivalents and short-term investments of $9,161,246, compared to $13,444,470 at July 31, 1998. At April 30, 1999, working capital was $8,970,908, compared to $13,377,716 at July 31, 1998. The decline in these balance sheet items is principally due to the cash used to fund the operations of the Company.

he Company expects that its cash needs will increase significantly in future periods due to expansion of research and development programs, increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company for approximately two years dependent, in part, on the timing of the commencement of each phase of the clinical trials on Cordox and Ceresine and the funding priorities that it gives its various research programs, the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions: the timing of scaling up manufacturing operations; the growth in sales of the acquired products and their resulting cash flows; and other factors.

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

The Company has modified or replaced portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The costs associated with such modifications were not significant. The Company believes that, with these modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for its computer systems. However, because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party customers, collaborators and manufacturers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

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

(b)  Reports on Form 8-K.

None.



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, County of San Diego, State of California, on the 11th day of June, 1999.

CYPROS PHARMACEUTICAL CORPORATION

By  /s/ Paul J. Marangos
------------------------
Chairman of the Board,
President and Chief Executive Officer

/s/ David W. Nassif
------------------------
David W. Nassif
Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)