Form 10-K405
period 1999-07-31
CYPROS PHARMACEUTICAL CORP
filed 1999-10-29
CIK 891288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                            ----------------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended July 31, 1999

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

                                [X] YES  [ ] NO

As of October 26,1999, the Registrant had 15,735,007 shares of Common Stock, no par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $16,472,162 based upon the last sales price of the Registrant's Common Stock reported on the American Stock Exchange.*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

---------------
* Excludes 3,189,567 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent of the shares outstanding on October 26, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

BUSINESS OF CYPROS

GENERAL

         Cypros is a publicly-held, specialty pharmaceutical company which develops and markets products for the critical care market. On August 5, 1999, Cypros entered into an Agreement and Plan of Reorganization with RiboGene, Inc., another publicly-held pharmaceutical company, to acquire all of the outstanding shares of common and preferred stock of Ribogene for shares of common and preferred stock of Cypros through a merger with a newly-formed, wholly-owned subsidiary of Cypros, Cypros Acquisition Corporation. Under the agreement, each issued and outstanding share of common stock and preferred stock of RiboGene and each issued and outstanding option and warrant of RiboGene will convert into approximately 1.494 shares, options and warrants of Cypros. The actual exchange ratio will be determined as of the close of business on November 4, 1999, based upon the average closing price of the common stock of Cypros over the 20 trading days ending on that date. On November 5, 1999, the shareholders of Cypros and the stockholders of RiboGene will vote on the transaction at special meetings and, in the case of the Cypros shareholders, to vote on other related matters, including amending the articles of incorporation of Cypros to change its name to Questcor Pharmaceuticals, Inc.

          If the merger is approved, the administrative offices of Questcor will reside in Hayward, California, and the QA/QC capabilities, drug distribution facility and product development department will reside in Carlsbad, California. The company will retain the Dermaflo-Registered Trademark- manufacturing facility in Lee's Summit, Missouri. In addition, Charles J. Casamento, the Chairman, President and Chief Executive Officer of RiboGene, will retain those positions and titles in Questcor. The common stock of both companies is listed on the American Stock Exchange, Inc. and it is expected that the common stock of Questcor will also be listed on the American Stock Exchange, Inc. under the symbol "QSC".

         Paul J. Marangos, the Chairman, President and Chief Executive Officer of Cypros, has entered into a voting agreement with RiboGene under which he has agreed to vote in favor of the merger agreement and related transactions and has granted RiboGene an irrevocable proxy to vote his shares of Cypros common stock in favor of the respective proposals. Dr. Marangos will continue as a director of Questcor following the merger.

         Cypros' sales and marketing force is currently marketing three products, Glofil and Inulin, two injectable drugs that assess kidney function by the measurement of glomerular filtration rate, and Ethamolin-Registered Trademark-, an injectable drug that treats bleeding esophageal varices. Cypros is manufacturing and shipping its proprietary topical triple antibiotic wound care product to its over-the-counter marketing partner, NutraMax Products, Inc., incorporating Cypros' patented Dermaflo drug delivery technology and Neosporin-Registered Trademark-. Under an agreement entered into in November 1998, NutraMax is converting the product into finished adhesive strips and patches and distribution to the mass merchandise market. Assuming regulatory clearance, Cypros intends to manufacture and launch two proprietary topical burn/ wound care products, Neoflo-TM- and Sildaflo-TM-, in the year 2000 in other markets. Cypros' development programs target ischemic disorders and Cypros is currently conducting a multi-center, randomized, placebo-controlled Phase III clinical trial on Cordox-TM- in sickle cell crisis patients. Cypros may also conduct Phase III clinical trials of Cordox in other ischemic disorders, such as coronary artery bypass grafting surgery and other pivotal clinical trials of Ceresine-TM- in closed head injury patients.

         ACQUISITIONS OF APPROVED PRODUCTS TO BUILD COMMERCIAL CAPABILITIES. Cypros is building a sales, marketing and distribution capability to support and increase the sales of niche products that it has acquired; Glofil-125 and Inulin, which it acquired in August 1995, Ethamolin, which it acquired in November 1996, and Dermaflo, which it acquired in November 1997. Cypros intends to have fully operating commercial capability in advance of the launch of Neoflo, Sildaflo and the potential launch of other products in its pipeline.

         Cypros has a multi-year, marketing and joint venture agreement with NutraMax Products, Inc., a leading supplier of first aid and wound care products, under which Cypros is supplying its proprietary triple antibiotic product using the Dermaflo technology to NutraMax for conversion and sale in the form of adhesive strips and patches, and NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for Cypros and NutraMax to jointly develop several new products using the Dermaflo technology and to share the development expense and profits from sale. Cypros began shipping product to NutraMax in March 1999.

         CORDOX AND CERESINE: ISCHEMIA THERAPIES IN DEVELOPMENT FOR SERVING UNMET MEDICAL NEEDS. There are several million cases of ischemia-induced disorders annually in the United States, resulting in over 700,000 deaths and several billion dollars in annual costs for physical and mental rehabilitation and ongoing care, and yet there are currently no FDA-approved drugs to avoid or reverse the massive cell damage caused by ischemia, known as cytoprotective drugs. Ischemic disorders include heart attack, stroke, surgery, trauma and various anemias. Currently approved drugs for treating cardiovascular ischemia, such as clot busting drugs, serve to re-establish blood flow but do not have direct cytoprotective effects on the ischemic tissue. Cypros believes that the drugs it is developing, Cordox and Ceresine, if approved by the FDA and successfully marketed, may reduce the number of fatalities and the rehabilitation and ongoing care costs associated with ischemic disorders.

         Impairment of blood flow reduces the supply of oxygen to body cells, interrupting normal aerobic metabolism and causing depletion of adenosine triphosphate, or ATP, the cells' primary energy source. Ischemia-induced depletion of ATP produces a myriad of increasingly destructive cellular events known as the toxic ischemic cascade. Cypros believes that the cytoprotective drugs under development by others for treatment of ischemia are focused on treating specific elements of the toxic ischemic cascade, leaving other elements free to cause cell, tissue and organ damage.

         Cypros' approach, based on preventing or reversing the toxic ischemic cascade, is comprehensive in nature and, Cypros believes, potentially more effective. Cordox and Ceresine are designed to act during and after ischemia by maintaining cellular ATP levels or accelerating their restoration. Cordox, a natural substance, and Ceresine are more amenable to being used early in the patient management process, which is critical in acute care settings.

         Further, Cordox and Ceresine are small molecules, easily deliverable and inexpensive to produce. Human data, available from Cypros' own studies and independent, physician-sponsored Investigational New Drug applications, commonly referred to as INDs, show that to date each of these drugs is well tolerated when administered at clinically relevant doses to healthy subjects. The minimal side effects associated with Cordox and Ceresine should reduce their development risk and may permit their broad, early use in acute care settings, such as emergency rooms, where rapid access to treatment is of utmost importance.

         During the fiscal year ended July 31, 1999, Cypros commenced a Phase III trial of Cordox in sickle cell anemia crisis patients. In addition, Cypros also received a U.S. patent covering the use of Cordox in sickle cell anemia crisis patients to reduce the painful occlusive ischemic episodes.

         PRE-CLINICAL PROGRAMS FOCUSED ON ISCHEMIC DISORDERS. Further implementing its overall strategy of developing drugs that protect cells from ischemic damage, Cypros is conducting pre-clinical studies on additional compounds intended to reduce the neurodegeneration associated with stroke and traumatic head injury. Cypros believes that these drugs may reduce excitotoxicity, the excess release of excitatory amino acid neurotransmitters in the brain that stems from ischemically-caused ATP depletion in certain brain cells. Drugs being developed in these studies include: (1) a new class of neuronal calcium channel blockers which block excessive excitatory amino acid neurotransmitter release; (2) a patented series of novel compounds which augment levels of adenosine, a naturally occurring substance which inhibits excitatory amino acid release, in ischemic tissue by inhibiting its metabolism; and (3) a novel series of compounds which inhibit the release of excitatory amino acid (especially glutamate) from glial cells in the brain for which Cypros received a two-year, $750,000 federal grant during fiscal 1999. Cypros is attempting to develop lead compounds from all three of the above pre-clinical programs to treat a variety of ischemic disorders of both the cardiovascular and cerebrovascular systems.

ACQUIRED PHARMACEUTICAL PRODUCTS

         Cypros' strategy includes building near-term sustainability with the cash flow from acquired pharmaceutical products with the goal of reducing its overall cash consumption rate and building its sales, marketing and distribution infrastructure in advance of the launch of Neoflo and Sildaflo and the potential products in its pipeline.

         GLOFIL-125 AND INULIN. Kidney disease afflicts more than two million persons in the United States and is increasing primarily due to the growth in diabetes and systemic lupus erythromatosis cases. Kidney disease results in over $12 billion annually in healthcare costs in the United States. The measurement of kidney function, glomerular filtration rate, or GFR, is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by creatinine clearance. These diagnostic assays overestimate kidney function by as much as 100% in patients. Cypros believes that the injection of a renal filtration marker, such as Inulin and Glofil-125, is a more accurate and direct means of determining GFR.

         Glofil-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrologists and nuclear medicine departments at major medical centers are the primary users of these products. During the fiscal year ended July 31, 1999, Cypros recorded gross sales from these two products of $797,959 and one customer using Glofil-125 accounted for 31% of these sales and 9% of Cypros' total sales. Glofil-125 is an injectable radioactive diagnostic drug, which provides rapid information on GFRs with great accuracy. It is currently sold by Cypros in 4ml vials and in prefilled syringes through the 117 nationwide radiopharmacies of Syncor International under a distribution agreement entered into with Cypros in February 1996. Inulin is an injectable diagnostic drug, which provides a measure of GFRs. Inulin is currently sold in 50 ml ampules with actual patient dosing correlated to patient weight.

         Cypros believes there is opportunity for increased utilization of Glofil-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost, however both methods significantly overestimate kidney function in the estimated 500,000 patients with severe renal disease. The use of Glofil-125 has been established in published clinical studies as being a more direct, true measure of kidney function yielding much more accurate results than serum creatinine or creatinine clearance tests. This improved accuracy can be essential to reliably monitoring disease progression and intervention, as well as assessing renal impairment in its early and most treatable stage, however, most patients do not require this degree of accuracy in the estimation of renal function.

         In addition, the serum creatinine test involves blood draws and an average time of three to four hours to complete, and the creatinine clearance test involves 24-hour urine collection, followed by an additional three to four hours of analysis time. Cypros is currently funding a clinical study of Glofil-125 at the University of Texas Southwest Medical Center to determine whether the Glofil-125 test can be shortened to 45 minutes. If the study is successful, Cypros believes that use of Glofil-125 may increase.

         The biggest impediments to the growth in the sales of Glofil-125 is the current size of Cypros' sales and marketing organization, the loss of reimbursement for the test or the inability of Cypros to include Glofil in the protocols of other clinical studies of renal therapeutics.

         Inulin, which is sold by Cypros, and (99m)Tc-DTPA, which is not sold by Cypros and must be prepared onsite by the end user, are alternative agents for GFR measurement. However, the preparation and use of these two drugs is difficult and they do not provide the practical advantages of Glofil-125. Cypros is aware of no new diagnostic drugs being introduced or in development that would be a competitive threat to Glofil-125.

         ETHAMOLIN. Approximately 75,000 people in the United States have or are approaching end stage liver disease. Liver disease, known as hepatic cirrhosis, results in approximately 25,000 deaths annually and ranks ninth among the leading causes of death. Hepatic cirrhosis promotes the formation of esophageal varices through development of portal hypertension. When intravenous blood pressure rises, these varicosities may cause a life threatening form of upper gastrointestinal hemorrhage associated with a 35-50% mortality rate. At least 50,000 patients in the United States either have actively bleeding esophageal varices or are at imminent risk of bleeding.

         Early and effective treatment of esophageal varices to achieve hemostasis is essential to the outcome of the bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin is the only sclerotherapy agent cleared by the FDA for the treatment of bleeding esophageal varices and Cypros believes that it is the market leader in this therapeutic category. During the fiscal year ended July 31, 1999, Cypros recorded gross sales from this product of $1,675,091 and two wholesalers accounted for 66% of these sales and 41% of total sales. However, there is strong competition from another drug, Sotradecol, which is being prescribed off-label, and from band ligation, a form of surgery.

         THE DERMAFLO TECHNOLOGY AND THE NEOFLO AND SILDAFLO PRODUCTS. In November 1997, Cypros acquired the Dermaflo technology, a patented topical drug delivery system, from Enquay, Inc. for a combination of cash, a promissory note and royalties on net sales. The technology is a polymer matrix system that can store a variety of different drugs and release them at a desired rate over an extended period of time so that optimal clinical response is obtained. Included in the assets acquired were two FDA-approved products, Neoflo and Sildaflo, and a substantial amount of manufacturing equipment.

         Neoflo and Sildaflo, the first two products that Cypros expects to launch using the Dermaflo technology address consumer needs in both the over-the-counter and acute care markets. Neoflo is a dressing that incorporates the triple antibiotic, polymyxin B sulfate, bacitracin zinc and neomycin sulfate (Neosporin). Cypros intends to manufacture Neoflo in various sizes, including small sizes to address the over-the-counter market through NutraMax, a distributor, and larger sizes for the hospital market. Sildaflo is a dressing that incorporates silver sulfadiazine, the most widely-used topical antimicrobial for the treatment of burns. Cypros intends to manufacture Sildaflo in various large sizes to address the hospital/burn clinic market. Initially, Cypros intends to market these products with its own sales force.

         Cypros believes the extended-release nature of the technology could result in decreased treatment-related costs, increased patient compliance and reduced pain and discomfort, resulting in a marketing advantage for the products sold using the Dermaflo technology. While it is difficult to determine the market potential of Neoflo and Sildaflo, it is known that silver sulfadiazine and the triple antibiotic in their currently marketed non-extended release forms, have combined sales of approximately $60 million in the United States in these forms.

         Cypros is currently manufacturing the NutraMax product in temporary space in a facility in Lee's Summit, Missouri. At the same time, it has just completed improvements to permanent space in the same facility, has installed large-scale equipment in that space and is validating the equipment, cleaning methods and analytical methods. In early 2000, Cypros expects to file an additional supplement to its New Drug Application, commonly referred to as an NDA, for Sildaflo covering the establishment of the permanent space, which will require a state license and trigger an FDA inspection of the facility. If and when the permanent space is approved by the FDA, and other changes to the Sildaflo lab are finalized, Cypros intends to manufacture Neoflo, Sildaflo and all future products incorporating the Dermaflo technology in the permanent space.

CYTOPROTECTION MARKET OPPORTUNITIES

         Cytoprotective drugs for acute care settings that treat ischemic injury are not currently available and the market opportunities for Cypros may be significant, potentially totalling several million cases annually in the United States. Cypros believes that its drugs, if approved, may reduce the number of fatalities associated with ischemia-related disorders and also reduce the high cost of rehabilitation and ongoing care in the United States of these victims.

         Cypros' drugs are administered intravenously which allows for faster delivery to the ischemic tissue. In order to ensure early interventions, they are intended to be standard components in hospital emergency rooms, operating theater suites, endoscopy suites and radiology suites. A chemically demonstrated lack of acute toxicity should suit them for this purpose.

         CIRCULATORY SYSTEM ISCHEMIA. Cardiovascular ischemia can result in a spectrum of clinically significant events ranging from angina (pain) to heart attack and sudden death. In addition to the numerous trauma or disease related causes of ischemia, there are a variety of voluntary surgical procedures which result in ischemia to vital organ systems. Procedures such as coronary artery bypass grafting surgery, which are performed to improve blood flow to the heart, induce temporary ischemia which can result in tissue damage. Cordox, if approved, may be a part of the treatment regimen for these disorders. Some of these conditions or procedures represent potential opportunities for use of Cypros' drugs to reduce the tissue damage known to be associated with them.

            Cerebrovascular ischemia (stroke) can result in temporary loss of consciousness, permanent behavioral and neurologic impairment, coma and death. Traumatic injury to the head is caused by accidents, near drownings and similar incidents. The resultant medical problems are, in large part, caused by ischemia to the brain. The biochemical processes associated with stroke and head trauma are thought to be very similar; thus, Cypros believes drugs developed for one indication may be useful for the other.

         SICKLE CELL ANEMIA. Sickle cell anemia is an autosomal recessive genetic disease carried by about 8% of African-Americans and a lesser number of people native to the Mediterranean region. Approximately 72,000 African-Americans suffer from the most severe form, known as homozygous, of the disease, where the red blood cells form sickle shapes that can occlude capillaries and result in severe and disseminated ischemia, termed vaso-occlusive events, or VOEs. Most sickle cell patients undergo multiple VOEs each year. Cordox has been shown pre-clinically to help reduce this sickling process and to reduce pain in sickle cell disease patients. Cypros is evaluating Cordox in a Phase III trial of sickle cell anemia crisis patients. The FDA has granted orphan drug designation to Cordox in this indication.

The Pathology Of Ischemia

         METABOLIC ASPECTS (ALL TISSUES). All living animal cells require glucose and oxygen to survive, both of which are supplied to tissues by the blood. Glucose is transformed into carbon dioxide and water with the resultant formation of ATP. ATP is the universal fuel hich is required to keep the cell alive. During and after ischemia, the decrease in cellular ATP levels damages the cell and, Cypros believes, results in the toxic ischemic cascade, a myriad of cell-damaging processes discussed below which cause further cell damage.

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

         EXCITOTOXICITY (NERVE TISSUE). The destructive impact of ATP depletion in nerve tissue is further complicated by the over-production in nerve cells of various excitatory amino acids, chemicals that transmit nerve impulses from one nerve cell to another. The over-production and release of excitatory amino acids, predominately glutamate and aspartate, by nerve cells exposed to ischemia over-stimulates adjacent postsynaptic nerve cells, causing them in time to succumb to metabolic exhaustion and cell death. This ischemia-induced process, called delayed excitotoxicity, is associated with a number of acute neurologic disorders, which include stroke and traumatic head injury, and chronic neurologic disorders, which include Alzheimer's, Parkinson's Disease and Amyotrophic Lateral Sclerosis. Controlling delayed excitotoxicity by blocking the postsynaptic excitatory amino acid receptors has recently attracted the attention of both academic and pharmaceutical scientists. To date, the drugs in development that act by this mechanism have considerable side effects and only block selected receptor subtypes, therefore only dealing with part of the problem since all receptor subtypes appear to cause damage.

         Recent evidence has shown that specific presynaptic channels, neuronal calcium channels, regulate the release of neurotransmitters in nerve cells. Cypros has shown that compounds which block excessive excitatory amino acid neurotransmitter release from nerve cells greatly reduce excitotoxicity and post-ischemic tissue damage in animal models of stroke and head trauma. Cypros is seeking to develop drugs that specifically block neuronal calcium channels and therefore, if successful, would block the excitotoxic process and reduce the resultant cell damage. These drugs are believed to have a more comprehensive effect on excitotoxicity than the specific postsynaptic excitatory amino acid receptor blockers, since they will reduce the stimulation of all and not just some excitatory amino acid receptors.

         Cypros has also shown in vitro that adenosine, a natural compound, has cytoprotective properties. Cypros is seeking to develop a series of drugs, called adenosine metabolism inhibitors, which, if successful, would augment adenosine levels in ischemic tissue and have cytoprotective effects in both brain and heart tissue.

         Additionally, Cypros is developing a novel series of compounds which inhibit the release of excitatory amino acid, especially glutamate, from glial cells in the brain.

         THE TOXIC ISCHEMIC CASCADE. Ischemia-induced cell damage triggers a number of processes which cause further damage to each affected cell and its surrounding cells. This myriad of destructive processes is facilitated by reperfusion injury, which occurs after blood flow is re-established. A traumatized, ATP-depleted cell enters into the toxic ischemic cascade, resulting in the release of a host of toxic agents, including damaging reactive chemicals called free radicals, as well as other molecules that are products of cell membrane breakdown, all of which damage cells. Excessive intracellular calcium buildup is also an element of the toxic ischemic cascade and also triggers a host of other damaging processes, such as activation of proteolytic enzymes which break down proteins and digest cells and activation of protein kinases which regulate cell metabolism. The traumatized cell also releases agents which stimulate the immune system, activating various blood cells, such as neutrophils and macrophages which actually eliminate the cell affected by ischemia. Rather than target each of these myriad events, Cypros' drugs, Cordox and Ceresine, address ATP replenishment so that the cell can correct the ischemic cascade naturally.

         There are currently no known FDA-approved cytoprotective drugs. Those under development are, to Cypros' knowledge, primarily aimed at specific elements of the toxic ischemic cascade. Cypros believes that its approach to cytoprotective drug development is unique in that it seeks to pre-empt or reverse the entire cascade by decreasing the initial metabolic trauma which triggers ATP depletion. Cypros believes that this approach is preferable to treating specific elements of the cascade, since it more comprehensively addresses the underlying pathology and should therefore result in more efficacious therapy.

CARDIOVASCULAR AND CEREBROVASCULAR ISCHEMIA DRUGS IN DEVELOPMENT--THE METABOLISM PROGRAM

         Cypros has started a Phase III clinical trial on Cordox in sickle cell crisis patients and has received orphan drug designation for Cordox in this indication. Cypros has also released substantial amounts of data from its heart surgery trial of Cordox and its traumatic head injury trial of Ceresine and may consider additional trials in both of these indications in the future.

         CORDOX. Cordox is a small phophoryllated sugar that Cypros believes stimulates and maintains glycolysis in cells undergoing ischemia by circumventing the ischemia-induced blockage of this process based on extensive pre-clinical and mechanistic data. The drug also appears to inhibit various aspects of immune system activation which underlie reperfusion injury. Cypros has licensed or obtained several issued U.S. patents which cover the use of Cordox in several acute ischemic indications and a U.S. patent on a novel formulation of Cordox.

             There are numerous published U.S. and foreign clinical studies with Cordox conducted by others, where more than 500 patients were administered the drug, indicating that Cordox is well tolerated in humans with little or no side effects. These studies indicate that the drug improves heart function and recovery in various ischemic situations where the heart is injured. In addition, 317 patients have participated in the four Phase II trials of Cordox under Cypros' IND and the drug continues to be well tolerated.

         A total of 125 coronary artery bypass grafting surgery patients participated in Cypros' double-blind, placebo-controlled Phase II trial conducted in one hospital in the United Kingdom, and the data released demonstrates that in patients receiving the active drug, Cordox (1) has a cardioprotective effect on heart muscle, (2) improves key parameters of heart function, including cardiac output, left ventricular stroke work index and cardiac index and (3) reduces the need for inotrope support post-operatively in the intensive care unit, or ICU, and results in shorter patient stays in the ICU.

         In October 1997, Cypros released positive data from a 47-patient double-blind, placebo-controlled, dose-ranging Phase II clinical trial with Cordox in sickle cell anemia crisis patients showing that the drug significantly reduced pain during crisis using two different measures of pain, the visual analog scale and the categorical assessment scale.

         CERESINE. Ceresine is also a small non-peptide molecule which acts on glycolysis at a different site from Cordox. Cypros has licensed or obtained two issued U.S. patents covering the use of Ceresine in cerebral ischemia and recently received orphan drug designation for Ceresine in this indication. Cypros believes that Ceresine stimulates a specific enzyme which is present in the membrane of mitochondria that removes a precursor of lactic acid, known as pyruvic acid, from the cytoplasm of the cell by transporting it into the mitochondria and converting it to acetyl coA. This results in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine reduces post-ischemia lactic acid levels in humans subjected to various traumatic events which would otherwise have resulted in increased lactic acid or lactic acidosis.

         Ceresine has been employed by clinical investigators in patients on an experimental basis for the intravenous treatment of lactic acidosis. Published clinical studies and Cypros' own Phase I data have established that Ceresine reduces serum lactic acid and exhibited no serious side effects at the dose levels in that study. It has also been shown in human studies to permeate the blood-brain barrier and to reduce brain lactic acid levels in congenital lactic acidosis patients.

         Cypros' Phase II clinical trial data on Ceresine in closed head injury patients showed that the drug crosses the blood-brain barrier at high levels and very quickly after crossing reduces brain lactate levels substantially. This effect lasted for at least 12 hours. Serum lactate levels were also reduced substantially in the drug-treated group. In July 1998, the FDA granted expedited development status to Ceresine in head injury under Subpart E of the FDA regulations. In addition, Cypros has completed enrollment in a Phase II clinical trial on Ceresine in stroke patients. Approximately 100 patients participated in the Phase I and two Phase II trials of Ceresine under Cypros' IND and the drug was well tolerated.

ISCHEMIA DRUGS IN PRE-CLINICAL RESEARCH--THE METABOLISM AND EXCITOTOXICITY PROGRAMS

         Cypros is also seeking to develop new drugs for the treatment of ischemia related disorders involving neurological damage, such as stroke, traumatic head injury, epilepsy and chronic neurodegenerative disorders such as Alzheimer's and Parkinson's disease. These pre-clinical research programs are focused on either the metabolic or the excitotoxicity aspects of ischemia therapeutics, and involve the chemical modification of identified lead molecules that regulate adenosine metabolism, various calcium ion channels on neuronal cells and chloride channels on glial cells.

            ADENOSINE METABOLISM INHIBITOR PROGRAM. Cypros is seeking to develop CPC-405 and some of its derivatives, which are novel small molecules with demonstrated potency as inhibitors of adenosine metabolism. Adenosine is a natural cytoprotective agent which is generated in ischemic tissue and serves to protect cells from a variety of traumatic situations. Naturally generated adenosine is rapidly degraded by enzymes. Cypros expects that CPC-405 will increase the level of adenosine in tissue traumatized by ischemia and increase its cytoprotective effect. A U.S. patent has been issued on the composition of the CPC-400 series of drugs Cypros has licensed an additional U.S. patent from the University of Rhode Island which covers the composition of additional CPC-400 series compounds.

         NEURONAL CALCIUM CHANNEL BLOCKER PROGRAM. Cypros believes that the therapeutic approach to excitotoxicity currently attracting the most commercial attention involves the development of specific excitatory amino acid receptor blockers which inhibit the excessive postsynaptic excitatory amino acid action that is triggered by ischemia. Although these excitatory amino acid receptor blockers have neuroprotective properties in cell culture and animal models of ischemia, their usefulness is hampered by toxic side effects associated with the blockage of excitatory amino acid receptors and by the fact that there are multiple excitatory amino acid receptor subtypes, all of which appear to cause post-ischemic damage when they are excessively stimulated. Also, a number of these excitatory amino acid receptor blockers have failed in various stroke and head injury clinical trials.

         Cypros is seeking to develop new classes of drugs that are designed to remedy excitotoxicity in a potentially more complete and effective manner by reducing excitatory amino acid release from nerve cells and reducing the over-stimulation of all excitatory amino acid receptor subtypes. This pre-synaptic approach to neuroprotection is viewed by Cypros as potentially more effective than blocking receptors post-synaptically.

         Specifically, Cypros is seeking to develop separate classes of small-molecule drugs that act as neuronal calcium channel blockers, which it has labelled as the CPC-300, CPC-800 and CPC-8000 series and has synthesized over 100 compounds in this series. If successful, these drugs would have the ability to normalize or decrease excitatory amino acid release and comprehensively reduce the over-stimulation of excitatory amino acid receptors. Prototype agents such as CPC-8027 have shown the desired effect of acting at the neuronal calcium channels, which controls excitatory amino acid release. Cypros has demonstrated neuroprotection in several pre-clinical models with CPC-304, CPC-317, CPC-877 and CPC-8027 and intends to further modify them structurally with the goal of improved drug delivery to the central nervous system. These modifications will require additional pre-clinical testing.

         GLIAL CHLORIDE CHANNEL BLOCKERS. Cypros has synthesized a series of agents designated as the CPC-700 series. These agents act to inhibit glial cell swelling in the brain which occurs after injury in disorders such as stroke and head injury. These agents inhibit the excess release of excitatory amino acids from glial cells and have demonstrated neuroprotective properties. Cypros is currently filing patents on these compounds and recently received a two-year, $750,000 federal grant to fund additional studies of these compounds.

LICENSES

    The principal sources of Cypros' existing licenses are:

         ANGEL K. MARKOV, M.D.-CORDOX. Cypros has obtained an exclusive license from Dr. Markov to four U.S. patents covering the use of Cordox in a number of ischemic indications. As part of the license, Cypros is funding clinical development in Dr. Markov's laboratories at the University of Mississippi Medical Center. In this regard, Cypros has undertaken development obligations which must be met in order to maintain this license in force. In the event Cypros breaches the license agreement, such as by not meeting specific milestones within the specified time periods or by failing to expend specific amounts in connection with clinical trials within specified time periods, the license will automatically terminate and all rights under the license and information acquired by Cypros concerning any products based on the licensed technology will revert to Dr. Markov. In the event of termination, Cypros will retain the rights to market products for which sales occurred within the calendar year prior to the termination, and all other products and information related to those products based on the licensed technology will revert to Dr. Markov. To date, Cypros has met all milestones in the agreement.

         UNIVERSITY OF CINCINNATI-CERESINE. Cypros has an exclusive license from the University of Cincinnati to a U.S. patent covering the use of Ceresine in cerebral ischemia. Cypros has undertaken specific development obligations which must be met in order to maintain its rights in force. If specific milestones are not met by Cypros within specified time periods, the University of Cincinnati may, in its sole discretion, elect to continue the agreement, negotiate in good faith with Cypros to modify the agreement or terminate the agreement upon 30 days' written notice in which event all rights under the license would revert to the University of Cincinnati. To date, Cypros has met all of these milestones.

MANUFACTURING

         Cypros does not currently manufacture any of its acquired products or its products in development, except for the NutraMax product. The finished forms of Glofil, Inulin and Ethamolin for sale and Cordox and Ceresine for clinical trials are manufactured for Cypros under contract by established manufacturers and alternative manufacturers have been qualified for Cordox and Ceresine. In the case of Inulin, Cordox and Ceresine, Cypros is responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer. In the case of Inulin and Ceresine, Cypros has qualified alternative sources of supply for the bulk drug. There can be no assurance that any of Cypros' bulk or finished goods contract manufacturers will continue to meet Cypros's requirements for quality, quantity and timeliness or the FDA's current good manufacturing practice requirements or that Cypros would be able to find a substitute bulk manufacturer for Cordox, or a substitute finished goods manufacturer for Inulin, Glofil and Ethamolin or any other of its products which would meet these requirements or that lots will not have to be recalled with the attendant financial consequences to Cypros.

         In addition, the Dermaflo product line is Cypros' first attempt at in-house manufacturing of any of its products and there can be no assurance that the Lee's Summit facility will be completed, or when completed that it will meet the FDA's current good manufacturing practice requirements and be approved by the FDA, or when approved will have the capacity to meet demand. Cypros began manufacturing the NutraMax product during fiscal 1999 in temporary space in the same complex housing its Lee's Summit facility. Cypros also faces risks inherent in the operation of a single facility for the manufacture of Dermaflo products, including risks of unforeseen plan shutdowns due to personnel, equipment or other factors. Any delay in the manufacturing of Dermaflo products could result in delays of product shipments, which could have a material adverse effect on Cypros' business, financial condition and results of operations. Further, Cypros is relying on third parties to supply it with the active ingredients for the Neoflo and Sildaflo products in bulk form, and there can be no assurance that these third parties will not cause delays in the manufacture or shipments of these Dermaflo products.

         Cypros' limited manufacturing experience and its dependence upon others for the manufacture of bulk or finished forms of its products may adversely affect the future profit margin, if any, on the sale of those products and Cypros' ability to develop and deliver products on a timely and competitive basis. In the event Cypros is unable to manufacture its products, directly or indirectly through others, on commercially acceptable terms, it may not be able to commercialize its products as planned.

SALES AND MARKETING

         Cypros currently has a Vice President of Sales and Marketing, a product manager, a marketing administrator, a customer service representative, and seven field sales representatives for Glofil, Inulin and Ethamolin and is hiring additional sales representatives. Cypros believes that it will be able to serve the hospital market in North America with a 50 to 70 person sales and marketing staff. There can be no assurance that Cypros will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its drugs.

COMPETITION

         Cypros faces competition from specialized biotechnology companies, pharmaceutical companies of all sizes, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research activities in areas upon which Cypros' programs focus. Many of Cypros' competitors possess substantially greater research and development, financial, technical, marketing and human resources than Cypros and may be in a better position to develop, manufacture and market drugs. These entities may discover and develop drugs competitive with or superior to those developed by Cypros.

GOVERNMENT REGULATION

         The manufacture and sale of Cypros' products are subject to extensive regulation by United States and foreign governmental authorities prior to commercialization. In particular, drugs are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by Cypros will prove to meet all of the applicable standards to receive marketing approval in the United States or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect Cypros' ability to commercialize its products and its ability to receive sales revenues.

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

         Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified physician/principal investigator. Clinical trials are conducted in accordance with governmental statutes, regulations and guidelines and under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board, referred to as the IRB, at the institution at which the study will be conducted. The IRB considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution, and approves the informed consent to be obtained from all subjects and patients in the clinical trials. Cypros will have to monitor the conduct of clinical investigators in performing clinical trials and their compliance with FDA requirements.

         Clinical trials are typically conducted in three sequential phases (Phase I, Phase II and Phase III), but these phases may overlap. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of Cypros' drugs. Furthermore, Cypros or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk or that the investigational product lacks any demonstrable efficacy.

         The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time (frequently five to eight years or more) and expense and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of Cypros' drugs. Notwithstanding the submission of the NDA and any additional testing data or information, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, drug approvals may be withdrawn if compliance with labeling and current good manufacturing practices regulatory standards is not maintained or if unexpected safety problems occur following initial marketing.

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

         Also, the Prescription Drug Act of 1997 requires that companies engaged in pharmaceutical development, such as Cypros, pay user fees of at least $100,000 upon submission of an NDA. In addition to regulations enforced by the FDA, Cypros is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. For marketing outside the United States, Cypros is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

PATENTS AND PROPRIETARY RIGHTS

         Cypros' success may depend in large measure upon its ability to obtain patent protection for its products, maintain confidentiality and operate without infringing upon the proprietary rights of third parties. Cypros currently owns or has licensed a total of 13 issued and 5 allowed U.S and foreign patents covering Cordox and Ceresine in a variety of ischemic disorders. It also holds an exclusive license to 5 U.S. and foreign patents on the Dermaflo technology.

         In addition to the patents issued and allowed as mentioned above, Cypros has also filed several other patent applications in the United States and abroad on its various products and expects to file additional applications in the future. There can be no assurance that any of these patent applications will be approved, except where claims have already been examined and allowed, or that Cypros will develop additional proprietary products that are patentable. Nor can there be any assurance that any patents issued to Cypros or its licensors will provide Cypros with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on the ability of Cypros to conduct its business. Furthermore, because patent applications in the United States are maintained in secrecy until issue, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries, Cypros cannot be certain that it was the first chronologically to make the inventions covered by each of its pending U.S. patent applications, or that it was the first to file patent applications for such inventions. In the event that a third party has also filed a U.S. patent application for any of its inventions, Cypros may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of the invention, which could result in substantial cost to Cypros, even if the eventual outcome is favorable to Cypros. In addition, there can be no assurance that Cypros' U.S. patents, including those of its licensors, would be held valid by a court of law of competent jurisdiction. If patents are issued to other companies that contain competitive or conflicting claims which ultimately may be determined to be valid, there can be no assurance that Cypros would be able to obtain a license to any of these patents.

         Under Title 35 of the United States Code, as amended by the General Agreement on Tariffs and Trade implementing the Uruguay Round Agreement Act of 1994, commonly referred to as GATT, patents that issue from patent applications filed prior to June 8, 1995 will enjoy a 17-year period of enforceability as measured from the date of patent issue while those that issue from applications filed on or after June 8, 1995 will enjoy a 20-year period of enforceability as measured from the date the patent application was filed or the first claimed priority date, whichever is earlier. Patents that issue from applications filed on or after June 8, 1995 may be extended under the term extension provisions of GATT for a period up to five years to compensate for any period of enforceability lost due to interference proceedings, government secrecy orders or appeals to the Board of Patent Appeals or the Federal Circuit.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, including amendments implemented under GATT, the period of enforceability of a first or basic product patent or use patent covering a drug may be extended for up to five years to compensate the patent holder for the time required for FDA regulatory review of the product. This law also establishes a period of time following FDA approval of certain drug applications during which the FDA may not accept or approve applications for similar or identical drugs from other sponsors. Any extension under the Patent Term Restoration Act and any extension under GATT are cumulative. There can be no assurance that Cypros will be able to take advantage of the patent term extensions or marketing exclusivity provisions of these laws. While Cypros cannot predict the effect that such changes will have on its business, the adoption of such changes could have a material adverse effect on Cypros' ability to protect its proprietary information and sustain the commercial viability of its products. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents.

         Cypros also relies on trade secrets and proprietary know-how. Cypros has been and will continue to be required to disclose its trade secrets and proprietary know-how to employees and consultants, potential corporate partners, collaborators and contract manufacturers. Although Cypros seeks to protect its trade secrets and proprietary know-how, in part by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that Cypros would have adequate remedies for any breach or that Cypros' trade secrets will not otherwise become known or be independently discovered by competitors.

SCIENTIFIC AND OTHER PERSONNEL

         As of October 26, 1999, Cypros had 45 full-time employees, eight of whom hold Ph.D. degrees, two of whom also hold an M.D. degree and one of whom holds a J.D. degree. Twelve of the full-time employees are employed in finance and general administration, nine in clinical and regulatory affairs, eight in quality control and quality assurance, four in Dermaflo manufacturing, three in pre-clinical research and development, and nine in sales and marketing and customer service. Cypros believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

         Cypros leases two buildings in Carlsbad, California at a total monthly rental of $37,651, and 7,676 square feet in a building in Lee's Summit, Missouri. All of Cypros' operations are located in 18,339 square feet of space located at 2714 Loker Avenue West, except for the manufacturing facility for the Dermaflo product line, which is located in the Missouri building.

In April 1997, Cypros subleased its other building in Carlsbad located at 2732 Loker Avenue West to another pharmaceutical company.

         Cypros has leases on two floors in the 2714 Loker Avenue West property, one of which commenced in April 1996 and has a term of 69 months, and the other of which commenced in November 1996 and has a term of 61 months. The lease on the 2732 Loker Avenue West property commenced in December 1993 and has a term of 81 months. Both leases have clauses providing for rent increases at various points in time during the terms of the leases. The subtenant's lease covers the remainder of Cypros' original lease term plus a 36-month option, and the subtenant's rental payments to Cypros exceed Cypros' rental payments to the landlord. In addition, the sublease provides for annual rent increases. Under the sublease, Cypros spent approximately $200,000 on tenant improvements to the 2732 Loker Avenue West, however, the net present value of the subtenant's rental payments over the term of the sublease exceeds Cypros' lease costs and tenant improvement costs.

         Cypros leased the space in the Missouri building in December, 1998 and began improving the space to meet its needs for manufacturing the Dermaflo product line. Cypros has been paying monthly operating expenses on the space since inception and will begin paying a monthly rental of $9,316 on the space in May 2000.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1998, Cypros was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. and the Trustee of The Baron Group, Inc., the parent of A.R. Baron. The complaint alleges that A.R. Baron and the Baron Group made preferential or fraudulent transfers of funds to Cypros prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron group. The Trustee is seeking return of the funds, totalling $3.2 million. Cypros believes that the Trustee's claims are unfounded and intends to contest the allegations in the complaint vigorously. Cypros contends that the transfers challenged by the Trustee relate to (1) the exercise by A.R. Baron in 1995 of unit purchase options issued to it in 1992 as part of its negotiated compensation for underwriting the Cypros' initial public offering and (2) the repayment by the Baron group of the principal and interest (at 12% per annum) payments and loan extension fees related to collateralized loans made to it by Cypros in 1995 and 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of Cypros' security holders during the fourth quarter of the fiscal year ended July 31, 1999.

                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Common Stock of Cypros was quoted on the Nasdaq National Market System under the symbol "CYPR" until January 1998. In January 1998, Cypros was listed on the American Stock Exchange, Inc. under the symbol "CYP". The Redeemable Class B Warrants of Cypros were also quoted on the Nasdaq National Market System under the symbol "CYPRZ" until November 3, 1997, when they expired.

    The following table sets forth for the calendar quarters indicated, the high and low sales prices of the Common Stock on the Nasdaq National Market System and the American Stock Exchange, Inc., as reported in published financial sources, for the periods that the Common Stock was quoted or listed.

----------------------------------------------------------------------------
                               High                     Low
                               ----                     ---
YEAR ENDED JULY 31, 1999
      First Quarter            $3.88                   $2.25
     Second Quarter            $4.19                   $2.25
      Third Quarter            $3.19                   $2.19
     Fourth Quarter            $2.69                   $1.18

YEAR ENDED JULY 31, 1998
      First Quarter            $6.12                   $3.75
     Second Quarter            $6.00                   $3.81
      Third Quarter            $4.75                   $3.50
     Fourth Quarter            $5.43                   $3.37

----------------------------------------------------------------------------

    The last sales price of the Common Stock on October 26, 1999 was $1.313.

    According to a survey of non-objecting beneficial owners as of August 20, 1999, there were 2,362 beneficial owners of the Common Stock.

    Cypros has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. Cypros did not sell any securities during the fourth quarter of fiscal 1999.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth certain financial data with respect to Cypros. The selected financial data should be read in conjunction with the Cypros' Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                    YEARS ENDED JULY 31,
                                      -------------------------------------------------------------------------------
                                               1995            1996            1997           1998            1999
                                      -------------------------------------------------------------------------------
                                                     (in thousands, except per share data)
STATEMENT OF
  OPERATIONS DATA:


Net sales                                     $     -     $     1,275      $   2,428       $   3,446         $ 2,518
Gross profit                                        -             870          1,890           2,675           1,747
Total operating expenses                        3,910           4,988          7,466           9,139           9,255
Loss from operations                           (3,910)         (4,118)        (5,576)         (6,464)         (7,508)
Other income (expense), net                       797           1,028         (1,099)            891             724

Net loss                                       (3,113)         (3,090)        (6,675)         (5,573)         (6,784)
Net loss per share - basic and
diluted                                         (0.32)          (0.27)         (0.54)          (0.37)          (0.43)
Shares used in computing
    net loss per share - basic
    and diluted                                 9,860          11,518         12,303          15,187          15,712

                                                                       AT JULY 31,
                                      -------------------------------------------------------------------------------
BALANCE SHEET DATA:                           1995            1996            1997           1998            1999
                                      -------------------------------------------------------------------------------
                                                                       (in thousands)

Cash, cash equivalents and
   short-term investments                    $ 13,442         $15,997        $14,567        $ 13,444          $5,474
Investment grade securities,
   non current portion                              -               -              -               -           1,789
Property, plant and equipment, net                412             608            676           1,064           1,472
Purchased technology, net                           -           2,629          5,061           4,163           3,266
Working capital                                12,934          15,384         13,076          13,378           7,050
Total assets                                   14,175          20,266         21,345          19,736          13,139
Long-term debt                                    195           6,624          4,176             217             147
Common stock                                   20,945          23,421         32,345          41,328          41,497
Accumulated deficit                            (7,392)        (10,482)       (17,157)        (22,730)        (29,514)
Total shareholders' equity                     13,366          12,635         15,026          18,511          11,914

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE PERIOD OF TIME DURING WHICH CYPROS' EXISTING CAPITAL RESOURCES AND INCOME FROM VARIOUS SOURCES WILL BE ADEQUATE TO SATISFY ITS CAPITAL REQUIREMENTS. CYPROS' ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED "BUSINESS", "LICENSES", "MANUFACTURING", "SALES AND MARKETING", "COMPETITION", "GOVERNMENT REGULATION", "PATENTS AND PROPRIETARY RIGHTS", THOSE DISCUSSED IN THE S-3 REGISTRATION STATEMENT FILE NO. 333-25661 FILED WITH U.S. SECURITIES AND EXCHANGE COMMISSION, AS WELL AS THOSE DISCUSSED IN ANY DOCUMENTS INCORPORATED BY REFERENCE HEREIN OR THEREIN.

OVERVIEW

    Cypros was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin in August 1995, acquired a third FDA-cleared product, Ethamolin, in November 1996, and acquired the Dermaflo technology in November 1997. Cypros has sustained an accumulated deficit of $29,514,000 from inception through July 31, 1999. As Cypros does not expect not have positive net operating cash flow for at least the next few years and its research and development, clinical testing and regulatory, sales and marketing and general and administrative expenses during these years will be substantial and increasing, Cypros expects to incur increasing losses for the foreseeable future.

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

    During the fiscal year ended July 31, 1999, Cypros sustained a loss of $6,784,000 (or $.43 per share, basic and diluted) compared to a loss of $5,573,000 (or $.37 per share, basic and diluted) for the prior fiscal year. Gross profit for fiscal 1999 of $1,747,000 on sales of Glofil, Inulin and Ethamolin, plus other income of $724,000, resulting from interest, grant, and rental income, were offset by $9,255,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, pre-clinical research and development and depreciation. During the prior fiscal year, the gross profit of $2,676,000 on sales of Ethamolin, Glofil and Inulin and other income of $891,000 (principally interest income) was offset by $9,139,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, and pre-clinical research and development as well as depreciation and amortization.

    Net sales declined during the fiscal year ended July 31, 1999, principally due to increasing competition in the market served by Ethamolin and the expected decline in Glofil sales volume due to the termination in the third quarter of fiscal 1998 of a customer's two clinical trials which required Glofil to be used as part of their protocols. The sales decline also contributed to the 35% decrease in gross profit on sales, in light of the significant level of fixed costs associated with the manufacturing, release and stability testing of Inulin and Glofil.

    In addition, during the fourth quarter of fiscal 1999, Cypros commenced shipments of the topical triple antibiotic wound care product, incorporating the Dermaflo technology, to its marketing partner, NutraMax Products, Inc., and thus, began introducing the related costs to the cost of sales. Cypros expects that the sales to NutraMax will grow and be meaningful to Cypros' revenues, but the gross margin on these sales will be minimal. Therefore, until the capacity in Cypros' plant in Lee's Summit, Missouri is increased and higher margin products, such as Neoflo and Sildaflo are launched, Cypros' gross profit margin on sales and its gross profit margin as a percentage of sales will be lower than historically reported for Ethamolin, Glofil and Inulin.

    Sales and marketing expense increased by 30% to $1,703,000 in fiscal 1999 from $1,310,000 in the prior fiscal year, principally due to the recruiting cost of hiring additional personnel, additional costs associated with promotional items and advertising, the cost of a clinical study of Glofil to prove the viability of a 45-minute test, and regulatory consulting expense related to these studies.

    Pre-clinical research and development expense decreased by 33% to $548,000 in fiscal 1999 from $822,000 in the prior fiscal year, principally due to a decrease in staffing and the completion of specific contract studies.

    Grant income declined 70% during fiscal 1999 to $51,000 from $170,000 in fiscal 1998, as there was only one grant in process for much of fiscal 1999, versus two during the prior fiscal year. During the last month of fiscal 1999, Cypros received a two-year, $750,000 federal grant or its glial chloride channel blocker program.

    Interest and other income decreased by 27% to $590,000 in fiscal 1999 from $809,000 in the prior fiscal year, principally because Cypros had a larger investment portfolio during the prior fiscal year.

    Rental income net of related expenses decreased by 52% to $83,000 in fiscal 1999 from $171,000 in the prior fiscal year, principally due to the increases in rent expense and amortization of tenant improvement expense in fiscal 1999.

    The amortization of the discount and costs on Cypros' mandatorily convertible notes was completed in fiscal 1999, and therefore, Cypros did not have these expenses in fiscal 1999.

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

    During the fiscal year ended July 31, 1998, Cypros sustained a loss of $5,573,000 (or $.37 per share, basic and diluted) compared to a loss of $6,675,000 (or $.54 per share, basic and diluted) for the prior fiscal year. Gross profit for fiscal 1998 of $2,676,000 on sales of Glofil, Inulin and Ethamolin, plus other income of $1,150,000, resulting from interest, grant, and rental income, were offset by $9,139,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, pre-clinical research and development and depreciation and amortization and $259,000 in amortization of discount and costs on its mandatorily convertible notes.
During the prior fiscal year, the gross profit of $1,890,000 on sales of Glofil and Inulin and other income of $761,000, principally interest income, was offset by $7,465,000 in expenses for sales and marketing, general and administrative, clinical testing and regulatory, and pre-clinical research and development as well as depreciation and amortization and $1,860,000 in amortization of discount and costs on the notes.

    During the third quarter of fiscal 1998, Cypros announced that its largest Glofil customer had informed Cypros that it would be terminating two clinical trials which require Glofil to be used as part of their protocols. Those trials have terminated and as stated previously in the third quarter, Cypros expects the loss of sales to this customer to adversely affect Cypros' sales going forward.

    Sales and marketing expense increased by 31.8% to $1,310,000 in fiscal 1998 from $994,000 in the prior fiscal year, principally as a result of additional promotional costs for Glofil and increased payroll expense from pay raises and the hiring of additional personnel.

    General and administrative expense increased by 35.5% to $3,247,000 in fiscal 1998 from $2,396,000 in the prior fiscal year. Approximately 52% of the increase was due to the expenditures related to acquiring the Dermaflo technology and scaling up the manufacturing of the Dermaflo products. The remainder of the increase reflected increased legal fees.

    Clinical testing and regulatory expense increased by 28.2% to $2,521,000 in fiscal 1998 from $1,967,000 in the prior fiscal year, principally as the result of increased staffing in the quality assurance/ quality control department, increased use of data input and management, statistical and other consultants to accelerate, finish and report on Cypros' various clinical trials and certain toxicology studies performed during the period.

    Pre-clinical research and development expense decreased by 20.4% to $822,000 in fiscal 1998 from $1,032,000 in the prior fiscal year, principally due to a decrease in staffing and the completion of specific contract studies.

    Depreciation and amortization expense increased by 15.3% to $1,239,000 in fiscal 1998 from $1,075,000 in the prior fiscal year, principally as a result of the acquisition of Ethamolin during the prior year and the related amortization of that purchased technology.

    Sublease income increased from $0 to $171,062 in fiscal 1998 due to the sublease of Cypros' former corporate headquarters. Interest and other income increased by 22.2% to $809,000 in fiscal 1998 from $662,000 in the prior fiscal year, principally due to the additional interest earned on the proceeds from the exercise of Cypros' Redeemable Class B Warrants in November 1997. Research and grant income increased 71.7% to $170,000 in fiscal 1998 from $99,000 in the prior fiscal year, principally due to the receipt of two additional federal grants during fiscal 1998 versus the receipt of one in the prior fiscal year. The amortization of discount and costs on the notes decreased 86.1% to $259,000 in fiscal 1998 from $1,860,000 in the prior fiscal year. The majority of the principal amount of the notes was converted in the prior year, and thus, a larger amount of amortization expense occurred. The remaining principal balance of the notes was converted in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cypros has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35.0 million, as well as product sales.

    At July 31, 1999, Cypros had cash, cash equivalents and short-term investments of $5,474,000 compared to $13,444,000, at July 31, 1998. At July 31, 1999, working capital was $5,262,000, compared to $13,378,000 at July 31, 1998. The decrease in both balance sheet items was principally due to cash spent on operations for the year. In addition, working capital decreased $1.8 million due to the classification of some held-to-maturity investments as non-current in fiscal 1999.

    Cypros/Questcor expects that its cash needs will increase significantly in future periods due to increased clinical testing activity and the growth of sales and marketing expenses due to sales force expansion and the launch of the Dermaflo product line. Assuming that the merger with RiboGene is approved by the shareholders of both companies and is closed soon thereafter, management believes that Cypros/Questcor's working capital will be sufficient to fund operations for approximately 12 months dependent, in large part, on
(1) the total costs of the merger, (2) the resulting cost structure of the combined companies, (3) the pace of patient enrollment in Cypros' sickle cell anemia trial of Cordox, (4) the timing of the commencement of the Phase III trial of RiboGene's compound, Emitasol, and the pace of patient enrollment,
(5) the results of clinical tests, (6) competing technological and market developments, (7) the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents, (8) the cost of completing and validating the Dermaflo facility and the timing of Dermaflo product launches and (9) the cost of future product acquisitions and their resulting cash flows.

    Cypros/Questcor expects to seek additional funds through public or private equity financings, collaborations or from other sources. There can be no assurance that funds can be obtained on desirable terms or at all. Cypros/Questcor may seek to raise additional capital whenever conditions in the financial markets are favorable, even if it does not have an immediate need for additional cash at that time.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 problem is the result of computer applications being written using two digits rather than four digits to define the applicable year. Any of Cypros' computer applications and computer applications used by any of Cypros' customers, collaborators and manufacturers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations.

    Cypros has modified or replaced portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The costs associated with these modifications totaled approximately $30,000, which was funded from operations. Cypros believes that, with these modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for its computer systems. However, because of the many uncertainties associated with Year 2000 compliance issues, and because Cypros' assessment is necessarily based on information from third-party customers, collaborators and manufacturers, there can be no assurance that Cypros' assessment is correct or as to the materiality or effect of any failure of the assessment to be correct.

    Cypros has initiated a program to determine whether the computer applications of its significant customers, collaborators and manufacturers will be upgraded in a timely manner. Cypros has not completed its review and it is unknown whether the computer applications of its customers, collaborators and manufacturers will be Year 2000 compliant. Cypros has not determined the extent to which any disruption in the computer applications of third parties caused by the Year 2000 issues will affect Cypros' operations. However, any disruptions in payments by customers or in the manufacture of Cypros' products could have a material adverse effect upon Cypros' business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Cypros invests its excess cash in interest-bearing investment-grade securities. Cypros holds all the securities for their remaining term. Therefore, Cypros believes that it is not subject to material interest rate risks on its investments, other than the creditworthiness of the issuer of the securities. In addition, Cypros does not utilize market risk sensitive instruments, positions or transactions in any material fashion and does not believe it maintains any material exposure to market risk sensitivities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements of Cypros and Report of Ernst & Young LLP, Independent Auditors are filed as exhibits hereto, listed under Item 14 of this Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information with respect to the directors and executive officers of Cypros at October 26, 1999:


             NAME                        AGE                       POSITION
             ----                        ---                       --------
Paul J. Marangos, Ph.D.                   52     Chairman of the Board, President and Chief
                                                 Executive Officer
Robert F. Allnutt                         64     Director
Digby W. Barrios                          62     Director
Virgil D. Thompson, J.D.                  59     Director
Robert A. Vukovich, Ph.D.                 56     Director
Zofia E. Dziewanowska,                    59     Senior Vice President, Drug Development and
Ph.D, M.D.                                       Regulatory Affairs
David W. Nassif, J.D.                     45     Senior Vice President, Chief Financial Officer and
                                                 Secretary
John E. Lee                               50     Vice President of Sales and Marketing
Brian W. Sullivan, Ph.D.                  40     Vice President of Product Development


         Paul J. Marangos, Ph.D., has been President and Chairman of the Board since he founded Cypros in November 1990. In February 1993, he became Chief Executive Officer. From April 1988 to November 1990, he was Senior Director of Research at Gensia Pharmaceuticals, Inc., a biotechnology company. From 1980 to 1988, he was Chief of Neurochemistry in the Biological Psychiatry Branch, National Institute of Mental Health. Dr. Marangos obtained his doctorate in biochemistry from the University of Rhode Island and did his post-doctoral work at the Roche Institute of Molecular Biology. He has published 250 research papers and four books in the field of biochemistry and pharmacology, the most recent of which is entitled EMERGING STRATEGIES IN NEUROPROTECTION. He is a member of the Society for Neuroscience and the American Academy for the Advancement of Science. Dr. Marangos is the founding editor of the JOURNAL OF MOLECULAR NEUROSCIENCE published by Humana Press.

         Robert F. Allnutt has been a director of Cypros since November 1996. He has been a management consultant since February 1995. Mr. Allnutt served as Executive Vice President of the Pharmaceutical Manufacturers Association from May 1985 until February 1995. Mr. Allnutt is also a director of CORTEX Pharmaceuticals, Inc., a biopharmaceutical company, and in February 1999 he was appointed Chairman of the board of that company. Mr. Allnutt holds a B.S. degree in Industrial Engineering from Virginia Polytechnic Institute and a Juris Doctorate and L.L.M. degrees from George Washington University School of Law.

         Digby W. Barrios has been a director of Cypros since February 1993. He has been a management consultant since June 1992. Mr. Barrios held various management positions at Boehringer Ingelheim Corporation, a manufacturer of pharmaceuticals and fine chemicals, from January 1983 to June 1992, the last five years of which he was President and Chief Executive Officer. He is also a director of the following publicly-held companies: RiboGene, Inc., a pharmaceutical company; Roberts Pharmaceutical Corporation, an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutical categories; Sepracor, Inc., a developer of enhanced forms of existing, widely-sold pharmaceuticals; and Sheffield Pharmaceuticals, Inc., an early-stage company involved in the development of therapies, delivery systems and medical devices.

         Virgil D. Thompson has been a director of Cypros since January 1996. Mr. Thompson has been a member of the board of directors of Biotechnology General Corporation, a publicly-held developer, manufacturer and marketer of genetically-engineered and other products for human health care, since 1994, and in May 1999 became President and Chief Operating Officer. He served as the President and Chief Executive Officer and a member of the board of directors of Cytel Corporation from January 1996 to May 1999. He was the President and Chief Executive Officer of CIBUS Pharmaceutical, Inc. from
July 1994 to January 1996. Mr. Thompson was the President of Syntex Laboratories, Inc. from August 1991 to August 1993 and an Executive Vice President of Syntex from March 1986 to August 1991. Mr. Thompson is also a director of Aradigm Corporation, a publicly-held developer of non-invasive pulmonary drug delivery products.

         Robert A. Vukovich, Ph.D., has been a director of Cypros since August 1992. Dr. Vukovich has been the Chairman of the board of directors of Roberts Pharmaceutical Corporation since 1983, and from 1983 until 1998, he was also the President and Chief Executive Officer of Roberts Pharmaceutical Corporation. Dr. Vukovich was the Director of the Division of Developmental Therapeutics for Revlon Health Care Group from 1979 to 1983. Dr. Vukovich is also a director of InKine Pharmaceuticals Company, Inc., a publicly-held developer and acquirer of drugs to diagnose and treat cancer and autoimmune diseases. Dr. Vukovich received a doctorate in pharmacology and pathology from Jefferson Medical College, Philadelphia.

         Zofia E. Dziewanowska, Ph.D., M.D., joined Cypros in October 1997 as the Senior Vice President of Drug Development and Regulatory Affairs. From
May 1994 to October 1997, she was the Senior Vice President, Global Clinical Affairs, of Genta Incorporated ("Genta"), a publicly-traded pharmaceutical company principally engaged in developing a proprietary drug delivery technology to develop oral controlled-release formulations. Prior to joining Genta, Dr. Dziewanowska spent 17 years at Hoffman-La Roche in various research and development positions, including Vice President and Director of International Therapeutic Research and Medical Affairs Advisor.
Dr. Dziewanowska currently holds a faculty appointment at the Cornell University Medical School. She also has held various positions in the Pharmaceutical Research and Manufacturers Association of America, the most recent being a Vice-Chairman of the Medical Section Steering Committee, American Association of Pharmaceutical Physicians and the International Federation of Pharmaceutical Medicine. Dr. Dziewanowska received an M.D. degree from the University of Warsaw Medical School and a Ph.D. in physiology from the Institute of Immunology and Experimental Therapeutics, Polish Academy of Science.

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

         John E. Lee joined Cypros in March 1999 as Vice President of Sales and Marketing. From January 1998 to March 1999, Mr. Lee was a consultant to various public and private pharmaceutical and diagnostic companies in the areas of product assessment and acquisition, capital raising and organizational design. From July 1996 to January 1998 he was employed as Vice President of Commercial Development at Unimed Pharmaceutical, a developer and marketer of niche based pharmaceutical products for AIDS/HIV, Hematology, Oncology, and Infectious Disease. Mr. Lee was a principal with The Alexander Group, Inc., a healthcare consulting firm from September 1992 through January 1996. From
March 1975 through September 1992, Mr. Lee held numerous positions of increasing responsibility with G. D. Searle, division of Monsanto, including field sales management, product management, sales director, and most recently, Senior Director U.S. Operations. Mr. Lee holds a B.A. in Banking and Finance from the University of North Texas.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table provides the compensation paid by Cypros to its Chief Executive Officer and each of the other most highly compensated current executive officers of Cypros who earned more than $100,000 in the fiscal year ended July 31, 1999 for services rendered to Cypros for the fiscal years ended July 31, 1999, 1998 and 1997:

                          SUMMARY COMPENSATION TABLE


                                                                           Annual Compensation
                Name and Principal Position                Year            Salary        Bonus
                ---------------------------                ----            ------        -----
    Paul J. Marangos................................       1999           $241,501        -----
      Chairman of the Board, President and                 1998           $224,827        -----
      Chief Executive Officer                              1997           $214,019        -----

    Zofia E. Dziewanowska (1).......................       1999           $191,346        -----
      Senior Vice President of Drug  Development           1998           $120,962
      And Regulatory Affairs

    David W. Nassif.................................       1999           $178,154        -----
      Senior Vice President, Chief Financial               1998           $164,515        -----
      Officer and Secretary                                1997           $144,554        -----

    Larry A. Risen (2) .............................       1999           $116,781        -----
      Vice President of Commercial Development             1998           $102,269      $12,073

    Brian W. Sullivan(3)............................       1999            $87,218        -----
      Vice President of Product Development                1998           $102,354        -----


----------

(1) Dr. Dziewanowska joined Cypros in December 1997 at a salary of $185,000 per year. Her salary was subsequently increased to $196,000 in January 1999.

(2) Mr. Risen became an executive officer subsequent to the end of fiscal 1998. He left Cypros in June 1999 to pursue other interests.

(3) Dr. Sullivan became an executive officer subsequent to the end of fiscal 1998. His salary in fiscal 1999 would have exceeded $100,000, except that Dr. Sullivan took a leave of absence due to illness.

                       STOCK OPTION GRANTS AND EXERCISES

         Cypros grants incentive stock options to its executive officers under the 1992 Stock Option Plan. As of July 31, 1999, 2,766,288 shares of Common Stock were authorized under the 1992 Plan, options to purchase a total of 2,007,186 shares were outstanding under the 1992 Plan and options to purchase 759,102 shares remained available for grant thereunder.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table presents information with respect to stock option grants made during the fiscal year ended July 31, 1999 under the 1992 Plan to the named executive officers in the summary compensation table above.

                       OPTION GRANTS IN 1999 FISCAL YEAR


                                                                                           POTENTIAL REALIZABLE
                                                   INDIVIDUAL GRANTS                             VALUE AT
                                                   -----------------                       ASSUMED ANNUAL RATES
                                 NUMBER OF      % OF TOTAL                                    OF STOCK PRICE
                                 SECURITIES      OPTIONS                                     APPRECIATION FOR
                                 UNDERLYING     GRANTED TO                                   OPTION TERMS(3)
                                  OPTIONS       EMPLOYEES      EXERCISE     EXPIRATION     --------------------
              NAME               GRANTED(1)     IN 1999(2)      PRICE          DATE           5%          10%
              ----               ----------     ----------     --------     ----------     -------     --------
     Paul J. Marangos........      50,000          11%          $2.438      09/03/2008     $76,662     $194,277
     Zofia E. Dziewanowska...      26,250           6%          $2.438      09/03/2008     $40,248     $101,996
     David W. Nassif.........      40,000           9%          $2.438      09/03/2008     $61,330     $155,422
     Larry A. Risen..........      20,000           4%          $2.438      09/03/2008     $30,665      $77,711
     Brian W. Sullivan.......      20,000           4%          $2.438      09/03/2008     $30,665      $77,711


----------

(1) Options become exercisable over a four-year period with 1/48th of the shares vesting monthly. The term of the options is ten years.

(2) Based on options to purchase 453,050 shares granted to employees in fiscal 1999 including the Chief Executive Officer and the named executive officers in the summary compensation table above.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect Cypros' estimate or projection of future stock price performance. Actual gains, if any, depend on overall market conditions and the actual future performance of Cypros and its Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all shareholders.

OPTION EXERCISES AND YEAR-END VALUE TABLE

         There were no option exercises by any of the named executive officers during the fiscal year ended July 31, 1999. The following table presents information with respect to the value at July 31, 1999 of unexercised options held by each of the named executive officers. The value of unexercised options reflects the increase in market value of Cypros' Common Stock from the date of grant through July 31, 1999 (the last trade in Cypros' Common Stock on that date was executed at $2.125 per share). The value actually realized upon future option exercises by the named executive officers will depend on the value of Cypros' Common Stock at the time of exercise.

                                          1999 FISCAL YEAR-END OPTION VALUES

                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                   UNDERLYING OPTIONS AS OF      IN-THE-MONEY OPTIONS AT
                                          FY-END(#)(1)                 FY-END($)(2)
                                  --------------------------    --------------------------
                NAME              EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                ----              -----------  -------------    -----------  -------------
      Paul J. Marangos.........        28,124         46,876          -----          -----
      Zofia E. Dziewanowska....        82,030        119,220          -----          -----
      David W. Nassif..........       161,458         58,542          -----          -----
      Larry A. Risen...........        44,373         24,377          -----          -----
      Brian W. Sullivan........        44,791         23,959          -----          -----

----------

(1) Includes both in-the-money and out-of-the-money options. In-the-money options are options with exercise prices below the market price of Cypros' Common Stock.

(2) Based on the fair market value of the underlying shares on the last day of the fiscal year less the exercise or base price. Excludes out-of-the-money options.

EMPLOYMENT CONTRACTS

         Dr. Marangos has an employment agreement with Cypros effective until August 31, 1999 under which he was employed as Chairman of the Board of Directors, President and Chief Executive Officer of Cypros at an annual salary of $241,500 per year. Dr. Marangos' employment agreement contains certain provisions concerning maintenance of confidential information of Cypros and assignment of inventions by Cypros. In the event that Cypros terminates Dr. Marangos' employment with or without cause in accordance with the agreement, Dr. Marangos is entitled to continue to receive base salary and benefits for a period of 12 months following termination.

         Dr. Dziewanowska entered into an employment agreement with Cypros on December 6, 1997 which is effective until December 5, 2000, under which she is employed as the Senior Vice President, Drug Development and Regulatory Affairs of Cypros at an annual salary of $185,000 per year, which was increased in January 1999 to $196,000. Dr. Dziewanowska's employment agreement contains provisions concerning maintenance of confidential information of Cypros, non-competition and assignment of inventions by Cypros. The agreement provides for discretionary bonuses to Dr. Dziewanowska and also a grant of 26,250 stock options under the 1992 Plan upon the commencement of a Phase III trial in either of Cypros's clinical development programs. Dr. Dziewanowska earned the stock option bonus during the fiscal year ended July 31, 1998. In the event that Cypros terminates Dr. Dziewanowska's employment without cause in accordance with the agreement, Dr. Dziewanowska is entitled to continue to receive base salary and benefits for a period of six months following termination.

         Dr. Sullivan entered into an employment agreement with Cypros on January 19, 1999 which is effective until January 18, 2003, under which he is employed as the Vice President of Product Development of Cypros at an annual salary of $120,000 per year. Dr. Sullivan's employment agreement contains certain provisions concerning maintenance of confidential information of Cypros, non-competition and assignment of inventions by Cypros. The agreement provides for discretionary bonuses to Dr. Sullivan. In the event that Cypros terminates Dr. Sullivan's employment without cause in accordance with the agreement, Dr. Sullivan is entitled to continue to receive base salary and benefits for a period of six months following termination.

COMPENSATION ARRANGEMENTS RELATING TO THE MERGER

         MARANGOS AGREEMENTS. In connection with the proposed merger with RiboGene, Cypros and Paul J. Marangos entered into a Severance Benefits Agreement to provide severance benefits upon termination of his employment relationship with Cypros and agreed upon the form of a Separation and Consulting Agreement to provide for further severance benefits and an ongoing consulting relationship following the completion of the merger. The severance agreement provides Dr. Marangos, among other things, with a payment of two years' annual salary, the acceleration of the vesting of his stock options and the extension of the exercise period to two years, the continuation of his medical, dental and disability benefits for two years and a cash bonus of $25,000. The consulting agreement provides for Dr. Marangos to continue serving on the board of Cypros and to consult for Cypros as requested for one year following his separation date at an annual fee of $125,000. In addition, in exchange for payment of $25,000 and the consulting agreement, Mr. Marangos agreed to execute a release, and in exchange for an additional $50,000, Dr. Marangos agreed to execute a covenant not to compete to run concurrently with the term of the consulting agreement.

         NASSIF AND SULLIVAN AGREEMENTS. Also, in connection with the proposed merger, Cypros and David W. Nassif, Senior Vice President, Chief Financial Officer and Secretary, entered into a Severance Benefits Agreement to provide severance benefits upon termination of his employment relationship with Cypros. Mr. Nassif's severance agreement provides Mr. Nassif, among other things, with a payment of one year's annual salary, the acceleration of the vesting of his stock options and the extension of the exercise period to two years, and the continuation of his medical, dental and disability benefits for one year. In addition, Mr. Nassif and Dr. Brian Sullivan, Vice President of Product Development, each entered into a Retention Bonus Agreement with Cypros which provides for cash bonuses for remaining with Cypros (1) through the closing of the merger and (2) if needed, for 90 days after the merger to assist in the integration of the two companies. Each retention agreement also provides for a bonus of 100% of Mr. Nassif's or Mr. Sullivan's prorated salary for the period(s) that he stays, however, it is in the discretion of Cypros to let him stay to or through those periods. Mr. Nassif is also entitled to a cash bonus of $30,000 for the completion of the merger.

         CYPROS SEVERANCE BENEFIT PLAN. On August 4, 1999, Cypros adopted and approved the Cypros Severance Benefits Plan. The Cypros severance benefits plan provides that each full time employee of Cypros (with the exception of the Chief Executive Officer and Chief Financial Officer) who is employed at the time of a change of control of Cypros is eligible to receive benefits under the plan. The merger will be a change of control under the plan. If an eligible employee is terminated at any time within 60 days before or within 12 months after the change of control, and the termination or removal is not voluntary or for cause, then the employee will be entitled to receive a lump sum severance payment under the plan. If the terminated employee holds the position of Vice President, the employee will receive a severance benefit equal to the greater of one month of base salary for each year of service with Cypros or nine months of base salary. If the terminated employee holds the position of director, the employee will receive a severance benefit equal to the greater of one month of base salary for each year of service with Cypros or six months of base salary. If the terminated employee does not hold the position of either Vice President or Director, the employee will receive a severance benefit equal to the greater of one month of base salary for each year of service with Cypros or three months of base salary under the plan. The Cypros severance benefits plan also provides terminated employees with continued health insurance benefits and the immediate vesting of all stock options held by the terminated employee. However, an employee of Cypros will cease to be an eligible employee under the plan if the employee enters into an employment agreement with Cypros providing for the payment of compensation to the employee following termination if the employment agreement provides for severance benefits to the employee that are equal to or greater than the severance benefits to be provided under the terms of the plan. As a condition to receiving benefits of the Cypros severance benefits plan, an employee of Cypros must agree in writing to waive any rights under any prior change of control agreements and execute a release of claims against Cypros.

          COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

COMPENSATION PHILOSOPHY

         Cypros' executive compensation programs are designed to attract and retain executives capable of leading Cypros to meet its business objectives and to motivate them to enhance long-term shareholder value. Cypros' compensation of executive officers generally has been comprised of a cash salary and stock option grants under the 1992 Plan.

BASE SALARY

--------------
(1) The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of Cypros under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

         The Compensation Committee uses a number of factors in setting the base salary of a new executive officer, including the officer's credentials and previous compensation package and the average salary for that position as reported in various industry group surveys that the Compensation Committee uses. The surveys that the Compensation Committee uses generally include companies that are in the development stage with no more than 50 employees, a narrower group of companies than those in the Nasdaq Pharmaceutical Stocks group shown on Cypros' Stock Price Performance Graph. Subsequent salary increases are based upon reviews of each officer's performance in helping Cypros to achieve its business objectives, including the advancement of its clinical and research programs, product acquisitions, sales growth, capital raising and cost containment, and ultimately, the performance of Cypros' stock price. Cypros' financial position is also a factor that is considered by the Compensation Committee.

STOCK OPTION GRANTS

         Each incoming executive officer is given a stock option grant under the 1992 Plan at the time of employment in order to provide a long-term incentive and align executive officer and shareholder long-term interests by creating a direct link between executive compensation and shareholder return. Stock options are granted at an exercise price equal to the fair market value of Cypros' Common Stock on the date of the grant. In order to facilitate long-term incentives through the option grants, options are generally subject to monthly vesting over a 48-month period and are exercisable for 10 years.

         The initial grant and any subsequent grants to an executive officer is determined by the Compensation Committee in much the same way that the officer's base salary is determined.

CHIEF EXECUTIVE OFFICER

         The salary of Dr. Marangos is reviewed periodically by the Compensation Committee in light of his accomplishments in furthering the growth of Cypros and the salaries paid to chief executive officers of comparable companies. The employment agreement for him allows for the payment of an annual bonus in the sole discretion of the Compensation Committee, based upon the annual performance evaluation for such officer. While Cypros and Dr. Marangos met most of their goals and objectives for the 1999 fiscal year, the Compensation Committee determined that Cypros was not in a position to pay Dr. Marangos a cash bonus. Cypros has also instituted a plan for certain of Cypros' other executive officers whereby they would receive cash bonuses or additional stock option grants upon the achievement of certain milestone events .

SECTION 162(m) OF THE INTERNAL REVENUE CODE

         Section 162(m) of the Code limits Cypros to a deduction for federal income tax purposes of no more than $1 million of compensation paid to the named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

         The Compensation Committee has determined that stock options granted under the 1992

Plan with an exercise price at least equal to the fair market value of Cypros' Common Stock on the date of grant shall be treated as "performance-based compensation."

                                                         Compensation Committee
                                                           Virgil D. Thompson
                                                           Robert A. Vukovich

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No interlocking relationship exists between the Cypros Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

DIRECTOR COMPENSATION

         Cypros compensates its non-employee directors for their service on the Board with an initial grant of 25,000 options under the 1993 Non-Employee Equity Incentive Plan and an annual grant of 10,000 stock options under the Plan upon reappointment by the shareholders as a director. Options granted under the 1993 Plan have an exercise price equal to 85% of the fair market value of Cypros Common Stock on the date of the grant and vest in 48 equal monthly installments commencing on the date of the grant, provided the non-employee director serves continuously on the Board during the month.

         In addition, Cypros pays a bonus award of $2,000 in common stock to non-employee directors for each Board of Director meeting attended. The number of shares of common stock issued with each bonus is equal to $2,000 divided by the ten-day average of the closing sales price for the common stock as quoted on the American Stock Exchange, Inc. for the ten trading days immediately preceding the date of the board meeting at which the bonus is earned. The stock bonuses are 100% vested on the date of the grant.

         Cypros also reimburse its directors who are not employees for their reasonable expenses incurred in attending meetings. No additional fees are paid for participation in committee meetings. Directors who are officers of the Cypros receive no additional compensation for Board service.

STOCK PRICE PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the cumulative total shareholder return on Cypros' Common Stock, based on its market price and assuming reinvestment of dividends, with the cumulative total return of companies on the Amex Market Value Index and the Nasdaq Pharmaceutical Stocks group for the period beginning November 30, 1992 (the end of the month in which Cypros' Common Stock first began trading) through Cypros' fiscal year ended July 31, 1999. Cypros' Common Stock was initially offered to the public and subject to securities registration on November 3, 1992. This graph assumes that the value of the investment in Cypros'

Common Stock and each of the comparison groups was $100 on November 30, 1992 and that all dividends were reinvested at the time they were paid.

------------------------  ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                           11/30/92    7/30/93    7/29/94    7/30/95    7/30/96    7/31/97    7/31/98    7/30/99
------------------------  ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cypros                        100         64        131        231        115        109         87         54
------------------------  ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Amex Market Value Index       100        113        113        137        142        173        189        212
------------------------  ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Nasdaq Pharmaceuticals        100         73         65         91        110        129        129        200
------------------------  ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information regarding the beneficial ownership of Cypros common stock as of September 20, 1999 by (1) all persons known by Cypros to own beneficially 5% or more of the outstanding shares of Cypros common stock, (2) each director of Cypros, (3) the Chief Executive Officer of Cypros and Cypros' other named executive officers, and (4) all executive officers and directors of Cypros as a group. Except as otherwise indicated, Cypros believes that the beneficial owners of Cypros common stock listed below, based on information furnished by the owners, have sole investment and voting power with respect to the shares, subject to community property laws where applicable.

                                                                       NUMBER OF SHARES       PERCENTAGE OF
NAME AND ADDRESS                                                      BENEFICIALLY OWNED          TOTAL
----------------                                                      ------------------      -------------
President and Fellows of Harvard College
c/o Harvard Management Company, Inc.
600 Atlantic Avenue
Boston, MA 02210...............................................                    1,637,500            10.4%

Paul J. Marangos(1)
2714 Loker Avenue West
Carlsbad, California 92008.....................................                    1,555,874             9.9%

Bernard B. Levine
P.O. Box 2635
La Jolla, CA 92038-2635........................................                    1,273,082             8.1%

Wentworth, Hauser & Violich
333 Sacramento Street
San Francisco, California 94111...............................                       957,705             6.1%

David W. Nassif(2).............................................                      172,353             1.1%

Robert A. Vukovich(3)..........................................                      139,810                *

Digby W. Barrios(4)............................................                      104,810                *

Zofia E. Dziewanowska(5).......................................                      102,994                *

Larry A. Risen(6)..............................................                       48,176                *

Brian W. Sullivan(7)...........................................                       48,697                *

Virgil D. Thompson(8)..........................................                       45,229                *



Robert F. Allnutt(9)...........................................                       33,417                *

All officers and directors, as a group (11 persons)(10)........                    2,270,110            13.8%

-----------

*        Less than one percent.

(1) Includes 3,126 shares issuable upon options becoming exercisable within 60 days.

(2) Includes 3,958 shares issuable upon options becoming exercisable within 60 days.

(3) Includes 1,373 shares issuable upon options becoming exercisable within 60 days.

(4) Includes 1,373 shares issuable upon options becoming exercisable within 60 days.

(5) Includes 8,385 shares issuable upon options becoming exercisable within 60 days.

(6) Includes 1,563 shares issuable upon options becoming exercisable within 60 days.

(7) Includes 1,563 shares issuable upon options becoming exercisable within 60 days.

(8) Includes 2,415 shares issuable upon options becoming exercisable within 60 days.

(9) Includes 1,873 shares issuable upon options becoming exercisable within 60 days.

(10) Includes 29,796 shares issuable upon options becoming exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Neither Cypros, nor any of its directors, nominees, officers or beneficial owners of more than 5% of Cypros' outstanding Common Stock are parties to any relationships or transactions described in Item 404 of Regulation S-K promulgated by the SEC other than as a result of the proposed.

         In connection with the proposed merger, various of the executive officers of Cypros are receiving a consulting arrangement, a bonus for closing the merger, a retention bonus and/or a severance payment, which are described above in Item 11.

         Also in connection with the proposed merger, the Cypros Board approved an amendment to the Cypros non-employee directors' equity incentive plan to provide for acceleration of vesting of all options outstanding under the plan upon a transaction in which any person or group acquires beneficial ownership of 40% of the voting power to elect directors. The merger is expected to result in the RiboGene stockholders acquiring beneficial ownership of over 40% of the voting power of Cypros. As a result, the vesting of all of the options outstanding under the plan will likely be accelerated upon completion of the merger.

         Roberts Pharmaceutical Corporation, the owner of 1,528,428 shares of RiboGene Series A preferred stock, will receive all of the Cypros Series A preferred stock being issued in the proposed merger. Dr. Vukovich, a member of Cypros' board of directors, is the Chairman of Roberts Pharmaceutical Corporation and Mr. Barrios, a member of the board of both Cypros and RiboGene, is a member of the board of directors of Roberts Pharmaceutical Corporation.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)(2) Financial Statements and Schedules.

         The financial statements are incorporated herein by reference from
Exhibit 99.1, which begins with the Table of Contents on Page F- 1.

(a)     (3) Exhibits.

         See Exhibit Index on page 32.

The following management compensation plans and arrangements are required to be filed as exhibits pursuant to Item 14(c) of this report.

Exhibit
Number  Description
------  -----------

10.1    Forms of Incentive Stock Option and Nonstatutory Stock Option. (1)
10.2    Amended 1992 Stock Option Plan, as amended. (2)
10.3 Employment Agreement, dated July 10, 1991 as amended and restated September 1, 1992, between the Registrant and Paul J. Marangos, Ph.D.(1)
10.4 Amendment No. 1 to Employment Agreement, dated May 9, 1994, between the Registrant and Paul J. Marangos, Ph.D. (3)
10.5 Amendment No. 2 to Employment Agreement, dated March 9, 1995, between the Registrant and Paul J. Marangos, Ph.D. (4)
10.6 Amendment No. 3 to Employment Agreement, dated October 1, 1996, between the Registrant and Paul J. Marangos, Ph.D. (5)
10.7 Amendment No. 4 to Employment Agreement, dated December 7, 1998, between the Registrant and Paul J. Marangos, Ph.D. (6)
10.8 Employment Agreement, dated January 18, 1999, between the Registrant and Brian W. Sullivan, Ph.D. (6)
10.9 1993 Non-Employee Directors Equity Incentive Plan, as amended, and related form of Nonstatutory Stock Option. (6)
10.10 Employment Agreement dated December 6, 1997 between the Registrant and Zofia E. Dziewanowska, M.D., Ph.D. (7)
10.11 Form of Severance Benefits Agreement between the Registrant and Paul J. Marangos. (6)

10.12 Form of Separation and Consulting Agreement between the Registrant and Paul J. Marangos. (6)
10.13 Form of Severance Benefits Agreement between the Registrant and David W. Nassif. (6)
10.14 Form of Retention Bonus Agreement between the Registrant and David W. Nassif and between the Registrant and Brian W. Sullivan. (6)
10.15 Employment Agreement dated as of August 4, 1999 between the Registrant and Charles J. Casamento. (6)
------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 8-K dated November 4, 1996 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.
(4) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.
(5) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1996.
(6) Filed as an exhibit to Registrant's Registration Statement on Form S-4, Registration Statement No. 333-87611, and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Form 10-Q for the period ended October 31, 1997.

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the fourth quarter of 1999.

(c)     Exhibits.

        The exhibits required by this Item are listed under Item 14 (a) (3).

(d)     Financial Statement Schedules.

        No financial statement schedules are required.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California, on the 26th day of October, 1999.

                                   CYPROS PHARMACEUTICAL CORPORATION
                                    By     Paul J. Marangos
                                           ----------------
                                           Paul J. Marangos
                                           Chairman of the Board,
                                           President and Chief Executive Officer

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

              Signature                              Title                                Date
              ---------                              -----                                ----
         Paul J. Marangos       Chairman of the Board, President and             October 26, 1999
         ----------------       Chief Executive Officer and Director
         Paul J. Marangos       (Principal Executive Officer)

         David W. Nassif        Senior Vice President, Chief Financial Officer   October 26, 1999
         ---------------        and Secretary
         David W. Nassif        (Principal Financial and Accounting Officer)

         Robert F. Allnutt          Director                                     October 26, 1999
         -----------------
         Robert F. Allnutt

         Digby W. Barrios           Director                                     October 26, 1999
         ----------------
         Digby W. Barrios

         Virgil Thompson            Director                                     October 26, 1999
         ---------------
         Virgil Thompson

         Robert A. Vukovich         Director                                     October 26, 1999
         ------------------
         Robert A. Vukovich

                         INDEX TO FINANCIAL STATEMENTS
                       CYPROS PHARMACEUTICAL CORPORATION

                                                                                                               PAGE
                                                                                                            -----------
Report of Ernst & Young LLP, Independent Auditors.........................................................         F-2

Balance Sheets as of July 31, 1999 and 1998...............................................................         F-3

Statements of Operations for the years ended July 31, 1999, 1998 and 1997.................................         F-4

Statements of Shareholders' Equity for the years ended July 31, 1999, 1998 and 1997.......................         F-5

Statements of Cash Flows for the years ended July 31, 1999, 1998 and 1997.................................         F-6

Notes to Financial Statements.............................................................................         F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cypros Pharmaceutical Corporation

    We have audited the accompanying balance sheets of Cypros Pharmaceutical Corporation as of July 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypros Pharmaceutical Corporation at July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Diego, California
August 23, 1999

                       CYPROS PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

                                                                               JULY 31,
                                                                     -----------------------------
ASSETS                                                                   1999            1998
                                                                     -------------   -------------
Current assets:
  Cash and cash equivalents (NOTES 1 AND 3)........................  $   2,509,386   $   3,015,890
  Short-term investments, held to maturity (NOTES 1 AND 3).........      2,964,689      10,428,580
  Accounts receivable, less allowances of $15,000 at July 31, 1999
    and $0 at July 31, 1998........................................        391,888         516,886
  Inventories (NOTE 3).............................................        205,207          83,078
  Prepaid expenses and other current assets........................        112,540         214,765
                                                                     -------------   -------------
    Total current assets...........................................      6,183,710      14,259,199
Investment grade securities, non-current portion (NOTES 1 AND 3)...      1,788,749              --
Property, equipment and leasehold improvements, net (NOTES 3 AND
  4)...............................................................      1,471,565       1,063,566
Purchased technology, net of accumulated amortization of $3,015,613
  and $2,118,226 at July 31, 1999 and 1998 (NOTE 2)................      3,266,100       4,163,487
Licenses and patents, net of accumulated amortization of $193,082
  and $160,212 at July 31, 1999 and 1998, respectively (NOTE 1)....        158,215         176,927
Other assets.......................................................        270,525          72,461
                                                                     -------------   -------------
    Total assets...................................................  $  13,138,864   $  19,735,640
                                                                     -------------   -------------
                                                                     -------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $     497,985   $     551,191
  Accrued compensation.............................................        201,024         125,434
  Other accrued liabilities........................................         63,565          15,641
  Current portion of long-term debt (NOTE 4).......................         53,616          97,477
  Current portion of capital lease obligations (NOTE 5)............        105,892          91,740
                                                                     -------------   -------------
    Total current liabilities......................................        922,082         881,483
Long-term debt, less current portion (NOTE 4)......................          6,541          59,408
Capital lease obligations, less current portion (NOTE 5)...........        140,380         157,656
Deferred rent......................................................        155,854         125,761
Shareholders' equity: (NOTE 6)
  Common stock, 30,000,000 shares authorized, 15,711,877 shares issued and outstanding as of July 31, 1999 and 1998,
    respectively...................................................     41,497,174      41,328,470
  Deferred compensation............................................        (69,441)        (87,334)
  Accumulated deficit..............................................    (29,513,726)    (22,729,804)
                                                                     -------------   -------------
    Total shareholders' equity.....................................     11,914,007      18,511,332
                                                                     -------------   -------------
    Total liabilities and shareholders' equity.....................  $  13,138,864   $  19,735,640
                                                                     -------------   -------------
                                                                     -------------   -------------

                            SEE ACCOMPANYING NOTES.

                       CYPROS PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED JULY 31,
                                                                       -------------------------------------------
                                                                           1999           1998           1997
                                                                       -------------  -------------  -------------
Net sales............................................................  $   2,518,181  $   3,445,955  $   2,428,348
Cost of sales........................................................        771,099        770,437        538,725
                                                                       -------------  -------------  -------------
Gross profit.........................................................      1,747,082      2,675,518      1,889,623
Operating expenses:
  Sales and marketing................................................      1,702,754      1,309,963        993,765
  General and administrative.........................................      3,326,891      3,246,619      2,396,465
  Clinical testing and regulatory....................................      2,438,285      2,521,386      1,967,334
  Research and development...........................................        547,836        822,225      1,032,486
  Depreciation and amortization......................................      1,238,872      1,239,217      1,075,431
                                                                       -------------  -------------  -------------
Total operating expenses.............................................      9,254,638      9,139,410      7,465,481
                                                                       -------------  -------------  -------------
Loss from operations.................................................     (7,507,556)    (6,463,892)    (5,575,858)
Research grant income................................................         51,178        169,834         98,785
Interest and other income, net.......................................        589,739        809,254        662,421
Rental income, net...................................................         82,717        171,062             --
Amortization of discount and costs on mandatorily
  convertible notes..................................................             --       (259,127)    (1,860,051)
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (6,783,922) $  (5,572,869) $  (6,674,703)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net loss per share:
Basic and diluted....................................................  $       (0.43) $       (0.37) $       (0.54)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average shares outstanding:
Basic and diluted....................................................     15,711,877     15,186,984     12,303,274
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                            SEE ACCOMPANYING NOTES.

                       CYPROS PHARMACEUTICAL CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 1999, 1998 AND 1997

                                              COMMON STOCK                                             TOTAL
                                       ---------------------------    DEFERRED      ACCUMULATED    SHAREHOLDERS'
                                          SHARES        AMOUNT      COMPENSATION      DEFICIT         EQUITY
                                       ------------  -------------  -------------  --------------  -------------
BALANCE AT JULY 31, 1996.............    11,613,748  $  23,421,428   $  (304,309)  $  (10,482,232) $  12,634,887
  Conversion of mandatorily
    convertible notes................       953,907      3,972,538            --               --      3,972,538
  Issuance of common stock, net of
    offering costs...................     1,075,000      4,714,507            --               --      4,714,507
  Exercise of stock options..........         7,750         21,963            --               --         21,963
  Forfeitures of stock options.......            --        (52,568)       52,568               --             --
  Deferred compensation related to
    grant of stock options...........            --        266,925      (266,925)              --             --
  Amortization of deferred
    compensation.....................            --             --       356,716               --        356,716
  Net loss...........................            --             --            --       (6,674,703)    (6,674,703)
                                       ------------  -------------  -------------  --------------  -------------
BALANCE AT JULY 31, 1997.............    13,650,405     32,344,793      (161,950)     (17,156,935)    15,025,908
  Conversion of mandatorily
    convertible notes................     1,205,446      4,025,588            --               --      4,025,588
  Issuance of B Warrants.............       856,026      4,707,576            --               --      4,707,576
  Deferred compensation related to
    grant of stock options...........            --        250,513      (250,513)              --             --
  Amortization of deferred
    compensation.....................            --             --       325,129               --        325,129
  Net loss...........................            --             --            --       (5,572,869)    (5,572,869)
                                       ------------  -------------  -------------  --------------  -------------
BALANCE AT JULY 31, 1998.............    15,711,877     41,328,470       (87,334)     (22,729,804)    18,511,332
  Deferred compensation related to
    grant of stock options...........            --        168,704      (168,704)              --             --
  Amortization of deferred
    compensation.....................            --             --       186,597               --        186,597
  Net loss...........................            --             --            --       (6,783,922)    (6,783,922)
                                       ------------  -------------  -------------  --------------  -------------
BALANCE AT JULY 31, 1999.............    15,711,877  $  41,497,174   $   (69,441)  $  (29,513,726) $  11,914,007
                                       ------------  -------------  -------------  --------------  -------------
                                       ------------  -------------  -------------  --------------  -------------

                            SEE ACCOMPANYING NOTES.

                       CYPROS PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED JULY 31,
                                                                              ----------------------------------------
                                                                                  1999          1998          1997
                                                                              ------------  ------------  ------------
OPERATING ACTIVITIES
Net loss....................................................................  $ (6,783,922) $ (5,572,869) $ (6,674,703)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation.....................................       186,597       325,129       356,716
  Depreciation and amortization.............................................     1,272,509     1,239,217     1,075,431
  Amortization of discount and costs on mandatorily convertible notes.......            --       259,127     1,860,051
  Deferred rent expense.....................................................        30,093        (3,404)      (16,215)
  Gain on the sale of equipment.............................................        (5,752)           --            --
  Write off of patent.......................................................            --        41,311            --
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable...................................................       124,998      (161,461)     (205,799)
      Inventory.............................................................      (122,129)       10,099       (29,791)
      Prepaid expenses and other current assets.............................       102,225      (139,727)      (13,629)
      Accounts payable......................................................       (53,206)      185,805       246,294
      Other accrued liabilities.............................................       123,514       (87,361)      (56,948)
                                                                              ------------  ------------  ------------
Net cash flows used in operating activities.................................    (5,125,073)   (3,904,134)   (3,458,593)
INVESTING ACTIVITIES
Purchase of short-term investments..........................................    (1,147,531)  (12,481,352)  (18,980,414)
Proceeds from the maturity of short-term investments........................     6,822,673    11,518,333    16,443,288
Investment in purchased technology..........................................            --            --    (2,014,048)
Installment payment for purchased technology................................            --    (1,272,000)     (200,000)
Purchase of property, equipment and leasehold improvements..................      (651,468)     (587,265)     (239,941)
Proceeds from the sale of equipment.........................................        11,000            --            --
Increase in licenses and patents............................................       (14,159)      (97,482)      (82,460)
(Increase) decrease in deposits and other assets............................      (198,064)       23,064        21,375
                                                                              ------------  ------------  ------------
Net cash flows provided by (used in) investing activities...................     4,822,451    (2,896,702)   (5,052,200)
FINANCING ACTIVITIES
Issuance of common stock, net...............................................            --     4,707,576     4,736,470
Cash paid for repurchase of mandatorily convertible notes...................            --        (1,873)           --
Issuance of long-term debt..................................................            --       209,406            --
Repayment of long-term debt.................................................       (96,728)      (93,888)      (99,282)
Repayments of capital leases obligations....................................      (107,154)     (106,205)      (93,299)
                                                                              ------------  ------------  ------------
Net cash flows (used in) provided by financing activities...................      (203,882)    4,715,016     4,543,889
                                                                              ------------  ------------  ------------
Decrease in cash and cash equivalents.......................................      (506,504)   (2,085,820)   (3,966,904)
Cash and cash equivalents at beginning of year..............................     3,015,890     5,101,710     9,068,614
                                                                              ------------  ------------  ------------
Cash and cash equivalents at end of year....................................  $  2,509,386  $  3,015,890  $  5,101,710
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................................  $     47,441  $    132,269  $    123,997
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Mandatorily convertible notes...............................................  $         --  $  4,025,588  $  3,972,538
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------
Equipment financed under capital leases.....................................  $    104,030  $    100,608  $     79,992
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------
Purchased asset obligation..................................................  $         --  $         --  $  1,200,000
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------

                            SEE ACCOMPANYING NOTES.

                       CYPROS PHARMACEUTICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

    Cypros Pharmaceutical Corporation (the "Company") was incorporated in San Diego, California on November 2, 1990. The Company develops and markets acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin-Registered Trademark-, Glofil and Inulin, will be launching two burn/wound care products and is developing two drugs, Cordox-TM- and Ceresine-TM-. In addition, the Company is manufacturing and selling to NutraMax Products, Inc. ("NutraMax") its topical triple antibiotic wound product in rolled stock for conversion by NutraMax into finished adhesive strips and patches and distribution by NutraMax into the over-the-counter market. The Company's pre-clinical and clinical development programs focus on cytoprotective drugs designed to reduce ischemia (low blood flow) induced tissue damage in acute-care settings and Cordox-TM- is in late-stage clinical trial in sickle cell crisis.

CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. Investments consist of certificates of deposit, money market funds, U.S. government obligations and investment grade corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents or investments. Management believes the credit risk associated with these investments is limited due to the nature of the investments.

    Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Interest, dividends and amortization on the securities classified as held-to-maturity are included in interest income.

CONCENTRATION OF CREDIT RISK

    The Company extends credit to its customers, primarily hospitals and large pharmaceutical companies conducting clinical research, in connection with its product sales.

    The Company has not experienced significant credit losses on its customer accounts. Two customers individually accounted for 21% and 20% of current year sales.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market value.

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives (seven years) or the remaining term of the lease.

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PURCHASED TECHNOLOGY

    Purchased technology associated with the acquisitions of Glofil, Inulin and Ethamolin is stated at cost and amortized over the period estimated to be benefited (seven years).

LICENSE AND PATENT COSTS

    The Company capitalizes certain costs related to license rights and patent applications. Capitalized costs are amortized over the estimated economic lives of the license rights and patents (generally six years) commencing at the time the license rights are granted or the patents are issued.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no such indicators have been identified.

REVENUE RECOGNITION

    Revenues from product sales of Ethamolin and whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit dose sales are recognized upon receipt by the Company of monthly sales reports from its third-party distributor. The Company is not obligated to accept returns of products sold that have reached their expiration date.

    Revenues from Nutra Max Products are recorded at the time of shipment of product to NutraMax. The Company is obligated to accept a return of the triple antibiotic wound product in rolled stock within forty-eight hours of shipment.

NET LOSS PER SHARE

    Under SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common stock equivalents have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENTLY ISSUED ACCOUNTING STANDARDS

COMPREHENSIVE INCOME

    Effective August 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME." SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized.

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

SEGMENT INFORMATION

    Effective August 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS 131 does not affect the Company's financial statements.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2. ACQUISITION

    On November 4, 1996, the Company acquired the New Drug Application, the U.S. trademark for Ethamolin Injection and the finished goods inventory on hand at closing from Schwarz Pharma, Inc., a Delaware corporation. The total purchase price was $3,286,642, of which the Company paid $2,086,642 in cash from its working capital and issued a $1,200,000 8% note which was paid in full during fiscal year 1998.

    The acquisition was accounted for using the purchase method and, accordingly, the financial statements include the operations of the acquired business from the date of acquisition. The following

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

2. ACQUISITION (CONTINUED)
unaudited pro forma data reflects the combined results of operations of the Company as if the Ethamolin acquisition had occurred on August 1, 1996:

                                                                                  YEAR ENDED
                                                                                 JULY 31, 1997
                                                                                 -------------
Net sales......................................................................  $   2,752,691
Net loss.......................................................................     (6,394,987)
Net loss per share.............................................................          (0.52)

3. FINANCIAL STATEMENT DETAILS

SHORT-TERM INVESTMENTS

    All short-term investments of the Company are classified as held-to-maturity. The following is a summary of held-to-maturity investments at amortized cost at July 31:

                                                                                           1999          1998
                                                                                       ------------  -------------
Corporate debt securities............................................................  $  4,753,438  $   9,933,424
Money market funds...................................................................     2,284,314      2,656,423
U.S. government obligations..........................................................            --        495,156
                                                                                       ------------  -------------
                                                                                          7,037,752     13,085,003

Less amounts classified as cash equivalents..........................................    (2,284,314)    (2,656,423)
Less investment grade securities, non-current........................................    (1,788,749)            --
                                                                                       ------------  -------------
Short-term investments...............................................................  $  2,964,689  $  10,428,580
                                                                                       ------------  -------------
                                                                                       ------------  -------------

    As of July 31, 1999 and 1998, the difference between cost and estimated fair value of the held-to-maturity investments was not significant. Of the above-referenced 1999 investments, $2,964,689 mature at various dates through July 31, 2000 and $1,788,749 will mature at various dates after July 31, 2000 through August 6, 2001.

INVENTORIES

    Inventories consist of the following at July 31:

                                                                                                1999       1998
                                                                                             ----------  ---------
Raw materials..............................................................................  $   68,808  $   2,087
Finished goods.............................................................................     156,399     80,991
Less reserves..............................................................................     (20,000)        --
                                                                                             ----------  ---------
                                                                                             $  205,207  $  83,078
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

3. FINANCIAL STATEMENT DETAILS (CONTINUED)
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following at July 31:

                                                                                            1999          1998
                                                                                        ------------  ------------
Laboratory equipment..................................................................  $  1,003,534  $    756,525
Office equipment, furniture and fixtures..............................................       753,501       783,446
Leasehold improvements................................................................       869,093       353,149
                                                                                        ------------  ------------
                                                                                           2,626,128     1,893,120
Less accumulated depreciation and amortization........................................    (1,154,563)     (829,554)
                                                                                        ------------  ------------
                                                                                        $  1,471,565  $  1,063,566
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Depreciation and amortization expense totaled $325,009, $299,993 and $252,453 for the years ended July 31, 1999, 1998 and 1997, respectively.

4. LONG-TERM DEBT

    Long-term debt consists of the following at July 31:

                                                                                               1999        1998
                                                                                             ---------  ----------
Note payable to a pharmaceutical company due November 1999, collateralized by certain purchased assets totaling $234,000, bearing interest at 8% until November 1998 and 4%
  thereafter, payable in three semiannual installments, starting November 1998, of $39,300,
  $46,200 and $48,500, plus interest.......................................................  $  49,250  $  142,025
Note payable to a leasing company due November 2001, collateralized by real property,
  bearing interest at 10%, payable in 53 monthly installments of $438 including interest...     10,907      14,860
                                                                                             ---------  ----------
                                                                                                60,157     156,885
Less current portion.......................................................................    (53,616)    (97,477)
                                                                                             ---------  ----------
Total......................................................................................  $   6,541  $   59,408
                                                                                             ---------  ----------
                                                                                             ---------  ----------

5. COMMITMENTS

LEASES

    The Company leases its office and research facilities under operating lease agreements and certain equipment under capital lease agreements.

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

5. COMMITMENTS (CONTINUED)
    Minimum future obligations under both operating and capital leases as of July 31, 1999 are as follows:

                                                                                          OPERATING      CAPITAL
                                                                                            LEASES       LEASES
                                                                                         ------------  -----------
2000...................................................................................  $    537,369  $   122,940
2001...................................................................................       655,982       68,255
2002...................................................................................       411,091       60,207
2003...................................................................................       282,760       26,307
2004...................................................................................       149,293           --
Thereafter.............................................................................        91,440           --
                                                                                         ------------  -----------
                                                                                         $  2,127,935      277,709
                                                                                         ------------
                                                                                         ------------
Less amounts representing interest.....................................................                    (31,437)
                                                                                                       -----------
Present value of net minimum lease payments............................................                    246,272
Current portion of capital lease obligations...........................................                   (105,892)
                                                                                                       -----------
Long-term capital lease obligations....................................................                $   140,380
                                                                                                       -----------
                                                                                                       -----------

    Rent expense totaled $509,188, $445,095 and $420,697 for the years ended July 31, 1999, 1998 and 1997, respectively. The net book value of the equipment acquired under capital leases totaled $215,140 and $224,601 (net of accumulated amortization of $402,223 and $288,732) at July 31, 1999 and 1998, respectively.

    Rent expense comprises the cost associated with three buildings leased by the Company: its current headquarters located at 2714 Loker Avenue West in Carlsbad, California, its former headquarters located at 2732 Loker Avenue West and a production facility located at 777 Northwest Blue Parkway in Lee's Summit, Missouri. In April 1996, the Company subleased its former headquarters for the remainder of the original lease term plus an additional 36 month option. Net sublease income totaled $82,717, $171,062 and $62,870 for the years ended July 31, 1999, 1998 and 1997, respectively. Scheduled aggregate future sublease income at July 31, 1999 is approximately $912,472.

MANDATORILY CONVERTIBLE NOTES

    During 1996, the Company issued $8 million in principal amount of non-interest bearing mandatorily convertible notes. The Notes were convertible at the option of the investors into shares of the Company's common stock at various dates from January 31, 1997 through July 31, 1999. The Notes were all converted at various dates through July 31, 1998, except for $1,873 which was paid in cash.

LICENSE AGREEMENTS

    The Company has licenses to various patents for Cordox and Ceresine, its two clinical development programs, for the remaining term of the patents. The license agreements require payments of cash, warrants or the issuance of stock options to the licensors upon accomplishment of various milestones and the payment of royalties to the licensors upon the commercial sale of products incorporating the licensed compound. The only remaining significant development milestone under

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

5. COMMITMENTS (CONTINUED)
these agreements is the requirement that the Company pay the licensor of Cordox $250,000 upon the filing of a New Drug Application with the Food and Drug Administration for the approval to market that compound. In the event milestone or royalty payments to the licensor of Cordox are not made by the Company within specified time periods, that licensor may elect to terminate the license agreement and all rights thereunder. Such a termination could have a significant adverse impact upon the Company.

6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

    The Company has authorized 1,000,000 shares of convertible preferred stock. As of July 31, 1999 and 1998, no such shares were issued or outstanding.

WARRANTS

    As of July 31, 1997, 4,673,512 Redeemable Class B Warrants were outstanding. In November 1997, the Company received net proceeds of $4,707,576 from the exercise of 856,026 Redeemable Class B Warrants and the concurrent issuance of 856,026 shares of common stock. During fiscal year 1998, all Redeemable Class B Warrants expired and none are outstanding at July 31, 1999.

STOCK OPTION PLANS

    Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 85% for 1999 and 79% for 1998 and 84% for 1997; and the weighted-average life of the options of eight years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss for the years ended July 31, 1999, 1998 and 1997 is as follows:

                                                                           1999           1998           1997
                                                                       -------------  -------------  -------------
Pro forma net loss...................................................  $ (10,477,490) $  (6,844,607) $  (7,658,837)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Pro forma net loss per share, basic and diluted......................  $       (0.67) $       (0.45) $       (0.62)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

6. SHAREHOLDERS' EQUITY (CONTINUED)
    As of July 31, 1999, 2,766,288 shares of common stock were reserved for issuance under the stock option plan (the "1992 Plan"). The 1992 Plan provides for the grant of incentive and nonstatutory stock options with various vesting periods, generally four years, to employees, directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted under the 1992 Plan is ten years.

    As of July 31, 1999, 350,000 shares of common stock were reserved for issuance under the directors' equity incentive plan (the "1993 Plan"). The 1993 Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director, an additional 10,000 options each January thereafter upon reappointment, and a bonus award of $2,000 in common stock (the "Stock Bonus") for each board meeting attended. Options vest over four years. The exercise price of the options is 85% of the fair market value on the date of grant. The maximum term of options granted under the 1993 Plan is ten years.

    The number of shares of common stock issued with each Stock Bonus is equal to $2,000 divided by the ten-day average of the closing sales price for the common stock as quoted on the American Stock Exchange, Inc. for the ten trading days immediately preceding the date of the board meeting at which the Stock Bonus is earned. Stock Bonuses are 100% vested on the date of the grant.

    The following table summarizes stock option activity under the 1992 and 1993
Plans:

                                                                                      OPTIONS    WEIGHTED AVERAGE
                                                                                    OUTSTANDING   EXERCISE PRICE
                                                                                    -----------  -----------------
Balance at July 31, 1996..........................................................   1,355,812       $    4.21
  Granted.........................................................................     309,499       $    4.33
  Exercised.......................................................................      (7,750)      $    2.83
  Canceled........................................................................    (219,125)      $    4.47
                                                                                    -----------
Balance at July 31, 1997..........................................................   1,438,436       $    4.25
  Granted.........................................................................     749,700       $    4.85
  Canceled........................................................................    (295,647)      $    5.08
                                                                                    -----------
Balance at July 31, 1998..........................................................   1,892,489       $    4.36
  Granted.........................................................................     570,550       $    2.78
  Canceled........................................................................    (194,353)      $    3.44
                                                                                    -----------
Balance at July 31, 1999..........................................................   2,268,686       $    3.94
                                                                                    -----------
                                                                                    -----------

    At July 31, 1999, options to purchase 1,427,110 shares of common stock were exercisable and there were 847,602 shares available for future grant.

    The weighted average grant-date fair value for the options granted during 1999, 1998 and 1997 were $2.14, $3.74 and $3.40, respectively.

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

6. SHAREHOLDERS' EQUITY (CONTINUED)
    Exercise prices and weighted average remaining contractual life for the options outstanding as of July 31, 1999 are as follows:

                            OPTIONS OUTSTANDING
---------------------------------------------------------------------------       OPTIONS EXERCISABLE
   RANGE OF                           WEIGHTED AVERAGE                       -----------------------------
   EXERCISE                               REMAINING       WEIGHTED AVERAGE     NUMBER    WEIGHTED AVERAGE
    PRICE       NUMBER OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE  EXERCISE PRICE
--------------  -------------------  -------------------  -----------------  ----------  -----------------
$1.44                     97,500               3.05           $    1.44          97,500      $    1.44
$2.20--$2.46             302,050               7.63           $    2.36         130,614      $    2.28
$2.50--$2.88             193,000               9.30           $    2.69          21,373      $    2.74
$3.00--$4.06             710,229               6.15           $    3.58         523,626      $    3.58
$4.12--$4.93             202,200               5.99           $    4.53         185,353      $    4.53
$5.00--$5.62             689,750               6.77           $    5.27         394,792      $    5.27
$6.00--$6.80              42,499               3.38           $    6.36          42,290      $    6.23
$7.86--$7.88              31,458               6.07           $    7.87          31,562      $    7.87
                -------------------                                          ----------
                       2,268,686                              $    3.94       1,427,110
                -------------------                                          ----------
                -------------------                                          ----------

    The Company has recorded deferred compensation for the difference between the price of options granted and the fair value of the Company's common stock. Deferred compensation is amortized to expense during the vesting period of the related stock or options.

7. INCOME TAXES

    The Company accounts for income taxes using the liability method under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred tax assets and liabilities as of July 31, 1999 and 1998 are as follows:

                                                                                          1999           1998
                                                                                     --------------  -------------
Deferred tax liabilities:
  Purchased technology.............................................................  $       54,000  $     267,000
                                                                                     --------------  -------------
Total deferred tax liabilities.....................................................          54,000        267,000
                                                                                     --------------  -------------
Deferred tax assets:
  Net operating loss carryforwards.................................................       8,351,000      6,439,000
  Capitalized research and development costs.......................................         735,000        569,000
  Research and development tax credit carryforwards................................       1,115,000        836,000
  Other--net.......................................................................          93,000         53,000
                                                                                     --------------  -------------
Total deferred tax assets..........................................................      10,294,000      7,897,000
Valuation allowance................................................................     (10,240,000)    (7,630,000)
                                                                                     --------------  -------------
Net deferred tax assets............................................................  $           --  $          --
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                       CYPROS PHARMACEUTICAL CORPORATION

                                 JULY 31, 1999

7. INCOME TAXES (CONTINUED)
    At July 31, 1999, the Company has federal and California tax net operating loss carryforwards of approximately $23,052,000 and $4,926,000, respectively. The federal tax loss carryforwards will begin to expire in 2007, unless previously utilized. The California tax loss carryforwards will continue to expire in 2000, unless previously utilized (approximately $591,000 expired in 1999). The Company also has federal and California research and development tax credit carryforwards of approximately $901,000 and $329,000, respectively, which will begin expiring in 2007 unless previously utilized. The above carryforwards were determined as if the Company were filing a tax return at July 31, 1999; however, for tax return purposes the Company uses a calendar year end.

    In accordance with the Internal Revenue Code, the use of the Company's net operating loss and credit carryforwards may be limited upon cumulative changes in ownership of more than 50%.

    The valuation allowance increased $2,610,000 from July 31, 1998 to July 31, 1999 due principally to the increase in deferred tax assets resulting from the increase in tax net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, the timing and amount of which will be dependent on scientific success, results of clinical trials and regulatory approval of the Company's products currently under development. Accordingly, the full valuation reserve has been established to reflect these uncertainties.

8. LEGAL PROCEEDINGS

    In July 1998, the Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the liquidation of the business of A. R. Baron & Co., Inc. ("A. R. Baron") and the Trustee of The Baron Group, Inc. (the "Baron Group"), the parent of A. R. Baron. The complaint alleges that A. R. Baron and the Baron Group made certain preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A. R. Baron and the Baron Group. The Trustee is seeking return of the funds totaling $3.2 million. The Company believes that the Trustee's claims are unfounded and is contesting the allegations in the complaint vigorously. The Company contends that the transfers challenged by the Trustee related to (i) the exercise by A. R. Baron in 1995 of unit purchase options issued to it in 1992 as part of its negotiated compensation for underwriting the Company's initial public offering and (ii) the repayment by the Baron Group of the principal and interest (at 12% per annum) payments and certain loan extension fees related to certain collateralized loans made to it by the Company in 1995 and 1996.

9. SUBSEQUENT EVENT

    On August 4, 1999,the Company announced that it had entered into a definitive agreement to acquire all of the shares of RiboGene, Inc. in a stock-for-stock transaction. The agreement was approved by the Board of Directors of both companies. The consummation of the merger is expected to occur sometime during the fall of 1999, and is subject to various conditions, including, but not limited to approval by the stockholders of both companies. The acquisition is structured to be a tax-free reorganization and will be accounted for under the purchase method, whereby purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values.

                                  EXHIBIT INDEX

Exhibit
Number   Description
-------  -----------
2.1      Agreement and Plan of Merger and Reorganization dated as of August 4,
         1999, among the Registrant, RiboGene, Inc. and Cypros Acquisition
         Corporation. (2)

2.2 Pharmaceutical Products Purchase and Distribution Support Agreement as of August 9, 1995 by and among Iso-Tex Diagnostics, Inc., Cypros
         Pharmaceutical Corporation and Thomas J. Maloney. (3)(4)

2.3      Glofil Contract Manufacturing and Royalty Agreement as of August 9,
         1995 by and among Iso-Tex Diagnostics, Inc., Cypros Pharmaceutical
         Corporation and Thomas J. Maloney.(3)(4)

2.4      Merger Agreement as of August 9, 1995 among Cypros Pharmaceutical
         Corporation, Iso-Tex Diagnostics "B", Inc. and Jean and Thomas Maloney.
         (3)(4)

2.5 Asset Purchase Agreement by and among Cypros Pharmaceutical Corporation and Schwarz Pharma, Inc. dated as of October 31, 1996. (5)

3.1      Restated Articles of Incorporation of Registrant. (6)

3.2      Amendment to Restated Articles of Incorporation of Registrant. (7)

3.3      Certificate of Incorporation of Cypros Acquisition Corporation. (1)

3.4      Bylaws of Cypros Acquisition Corporation. (1)

4.1      Form of Registrant's Common Stock Certificate. (6)

10.1     Forms of Incentive Stock Option and Nonstatutory Stock Option. (6)

10.2     Amended 1992 Stock Option Plan, as amended. (5)

10.3     Employment Agreement, dated July 10, 1991 as amended and restated
         September 1, 1992, between the Registrant and Paul J. Marangos,
         Ph.D. (6)

10.4     Amendment No. 1 to Employment Agreement, dated May 9, 1994, between the
         Registrant and Paul J. Marangos, Ph.D. (8)

10.5 Amendment No. 2 to Employment Agreement, dated March 9, 1995, between the Registrant and Paul J. Marangos, Ph.D. (9)

10.6 Amendment No. 3 to Employment Agreement, dated October 1, 1996, between the Registrant and Paul J. Marangos, Ph.D. (10)

10.7 Amendment No. 4 to Employment Agreement, dated December 7, 1998, between the Registrant and Paul J. Marangos, Ph.D. (1)

10.8 Employment Agreement, dated January 18, 1999, between the Registrant and Brian W. Sullivan, Ph.D. (1)

10.9 1993 Non-Employee Directors Equity Incentive Plan, as amended, and related form of Nonstatutory Stock Option. (1)

10.10 License Agreement, dated as of August 20, 1992, between the Registrant and Angel K. Markov, M.D. (with certain confidential information in brackets deleted). (6) (9)

10.11 License Agreement, dated as of August 27, 1992, among the Registrant, the University of Cincinnati and University E.M., Inc. (with certain confidential information in brackets deleted). (6) (9)

10.12    Assignment of and Amendment to License Agreement among University E.M.,
         Inc., University of Cincinnati and the Registrant. (9)


Exhibit
Number   Description
-------  -----------
10.13    License and Support Agreement, dated as of February 18, 1993, between the Registrant and Elie Abushanab, Ph.D. (with certain confidential information in brackets deleted). (5) (12)

10.14    Employment Agreement dated December 6, 1997 between the Registrant and
         Zofia E. Dziewanowska, M.D., Ph.D. (13)

10.15 Form of Affiliate Agreement between the Registrant and affiliates of RiboGene, Inc. (1)

10.16 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. (1)

10.17    Form of Severance Benefits Agreement between the Registrant and Paul J.
         Marangos. (1)

10.18    Form of Separation and Consulting Agreement between the Registrant and
         Paul J. Marangos. (1)

10.19    Form of Severance Benefits Agreement between the Registrant and David
         W. Nassif and between the Registrant and Brian W. Sullivan, Ph.D. (1)

10.20 Form of Retention Bonus Agreement between the Registrant and certain of its executive officers. (1)

10.21 Employment Agreement dated as of August 4, 1999 between the Registrant and Charles J. Casamento. (1)

10.22 Form of Severance Benefits Plan covering the employees of the Registrant. (1)

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney. Reference is made to page 41.

27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)

--------------------------------------------------------------------------------
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-4, Registration Statement No. 333-87611, and incorporated herein by reference.

(2) Filed as an exhibit to the Schedule 13D filed by Registrant on August 16, 1999, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 8-K dated August 10, 1995 and incorporated herein by reference.

(4) Certain confidential portions deleted pursuant to an application for Order Granting Confidential Treatment Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder filed concurrently with the Form 8-K.

(5) Filed as an exhibit to the Registrant's Form 8-K dated November 4, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Form 10-Q for the period ended January 31, 1995, and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1994.

(9) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

(10) Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended July 31, 1996.

(11) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment, dated November 3, 1992.

(12) Certain confidential portions deleted pursuant to Order Granting Application Pursuant to Rule 24B-2 Under the Securities Exchange Act of 1934 Respecting Confidential Treatment, dated December 20, 1993.

(13) Filed as an exhibit to the Registrant's Form 10-Q for the period ended October 31, 1997.