Form 10-Q
period 1999-10-31
QUESTCOR PHARMACEUTICALS INC
filed 1999-12-15
CIK 891288

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                      -----------------------------------
(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended October 31, 1999
                                       OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934  for the transition period from __________ to _________

                         Commission file number 0-20772

                         QUESTCOR PHARMACEUTICALS, INC.
                  (formerly Cypros Pharmaceutical Corporation)
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                         33-0476164
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

      26118 RESEARCH ROAD
      HAYWARD, CALIFORNIA                         94545
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (510) 732-5551

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  X ]  YES                                   [    ]  NO

As of December 13, 1999, the Registrant had 24,361,113 shares of Common Stock, no par value, outstanding.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                   PAGE
                                     PART I.

1.       Financial Statements:

         a.  Balance Sheets -- October 31, 1999 (unaudited) and July 31, 1999           3

         b.  Statements of Operations -- Three Months Ended
                  October 31, 1999 and 1998 (unaudited)                                 4

         c.  Statements of Cash Flows -- Three Months Ended
                  October 31, 1999 and 1998 (unaudited)                                 5

         d.  Notes to Financial Statements                                              6

2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                 8

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

                         Questcor Pharmaceuticals, Inc.
                  (formerly Cypros Pharmaceutical Corporation)

                                     BALANCE SHEETS

                                                                OCTOBER 31,         JULY 31,
                                                                    1999              1999
ASSETS                                                          (UNAUDITED)          (NOTE)
                                                               ------------------------------
Current assets:
  Cash and cash equivalents                                    $  1,438,574      $  2,509,386
  Short-term investments, held to maturity                        1,534,417         2,964,689
  Accounts receivable                                               456,553           391,888
  Inventories                                                       141,019           205,207
  Prepaid expenses and other current assets                          36,400           112,540
                                                               ------------------------------
    Total current assets                                          3,606,963         6,183,710

Investment grade securities, non current portion                  1,798,231         1,788,749
Property, equipment and leasehold
  improvements, net                                               1,413,994         1,471,565
Purchased technology, net                                         3,041,753         3,266,100
Licenses and patents, net                                           150,451           158,215
Deferred acquisition costs                                        1,037,210                 -
Other assets                                                        270,525           270,525
                                                               ------------------------------
     Total assets                                              $ 11,319,127      $ 13,138,864
                                                               ------------------------------
                                                               ------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $    513,842      $    497,985
  Accrued acquisition costs                                         463,860
  Accrued compensation                                              159,712           201,024
  Other accrued liabilities                                          34,887            63,565
  Current portion of long-term debt                                  54,551            53,616
  Current portion of capital lease obligations                       96,575           105,892
                                                               ------------------------------
     Total current liabilities                                    1,323,427           922,082

Long-term debt                                                        5,380             6,541
Capital lease obligations                                           122,089           140,380
Deferred rent                                                       178,021           155,854

Shareholders' equity:
  Common stock, 30,000,000 shares authorized,
   15,735,007 and 15,711,877 shares issued and outstanding
    as of October 31, 1999 and July 31, 1999, respectively       41,551,662        41,497,174
  Deferred compensation                                             (59,987)          (69,441)
  Accumulated deficit                                           (31,801,465)      (29,513,726)
                                                               ------------------------------
     Total shareholders' equity                                   9,640,210        11,914,007
                                                               ------------------------------
     Total liabilities and shareholders' equity                $ 11,319,127      $ 13,138,864
                                                               ------------------------------
                                                               ------------------------------

Note: The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES.

                         QUESTCOR PHARMACEUTICALS, INC.
                  (formerly Cypros Pharmaceutical Corporation)

                            STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED OCTOBER 31,
                                                        1999                   1998
                                                  -----------------------------------
Net sales                                         $    498,295           $    640,354
Cost of sales                                          355,392                160,478
                                                  -----------------------------------
Gross profit                                           142,903                479,876
Operating expenses:
  Sales and marketing                                  583,824                405,628
  General and administrative                           899,582                692,811
  Clinical testing and regulatory                      649,885                679,374
  Pre-clinical research and development                161,128                150,136
  Depreciation and amortization                        289,178                311,297
                                                  -----------------------------------
Total operating expenses                             2,583,597              2,239,246
                                                  -----------------------------------

Loss from operations                                (2,440,694)            (1,759,370)

Research grant income                                   65,522                 10,871
Interest and other income, net                          74,204                188,290
Sublease income, net                                    13,229                 20,702
                                                  -----------------------------------
Net loss                                          $ (2,287,739)          $ (1,539,507)
                                                  -----------------------------------
                                                  -----------------------------------

Net loss per share, basic and diluted             $      (0.15)          $      (0.10)
                                                  -----------------------------------
                                                  -----------------------------------

Shares used in computing net loss per
    share, basic and diluted                        15,723,693             15,711,877
                                                  -----------------------------------
                                                  -----------------------------------

SEE ACCOMPANYING NOTES.

                         QUESTCOR PHARMACEUTICALS, INC.
                  (formerly Cypros Pharmaceutical Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED OCTOBER 31,
                                                                       1999                  1998
                                                                   ---------------------------------
OPERATING ACTIVITIES
Net loss                                                           $(2,287,739)          $(1,539,507)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of deferred compensation                                 63,942               117,107
  Depreciation and amortization                                        310,990               319,224
  Deferred rent expense                                                 22,167                (8,164)
  Gain on sale of equipment                                                  -                (5,752)
  Deferred acquisition costs, net                                     (573,350)                    -
  Changes in operating assets and liabilities:
    Accounts receivable                                                (64,665)              109,139
    Inventories                                                         64,188               (17,584)
    Prepaid expenses and other current assets                           76,140               (16,595)
    Accounts payable                                                    15,857              (285,400)
    Other accrued liabilities                                          (69,990)               61,584
                                                                   ---------------------------------
Net cash flows used in operating activities                         (2,442,460)           (1,265,948)

INVESTING ACTIVITIES
Purchases of short-term investments                                 (1,360,028)           (1,356,215)
Maturities of short-term investments                                 2,780,818             2,550,355
Proceeds from the sale of equipment                                          -                11,000
Purchase of property, equipment and leasehold
  improvements                                                         (21,308)               (7,419)
Increase in licenses and patents                                             -                (4,702)
Decrease in deposits and other assets                                        -                21,420
                                                                   ---------------------------------
Net cash flows provided by investing activities                      1,399,482             1,214,439

FINANCING ACTIVITIES
Issuance of long-term debt                                                 825                 2,675
Repayment of long-term debt                                             (1,051)                 (952)
Repayments of capital leases/obligations                               (27,608)              (22,641)
                                                                   ---------------------------------
Net cash flows used in financing activities                            (27,834)              (20,918)
                                                                   ---------------------------------

Decrease in cash and cash equivalents                               (1,070,812)              (72,427)

Cash and cash equivalents at beginning of period                     2,509,386             3,015,890
                                                                   ---------------------------------
Cash and cash equivalents at end of period                         $ 1,438,574           $ 2,943,463
                                                                   ---------------------------------
                                                                   ---------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                             $     5,582           $     7,493
                                                                   ---------------------------------
                                                                   ---------------------------------

SEE ACCOMPANYING NOTES.

                         QUESTCOR PHARMACEUTICALS, INC.
                  (formerly Cypros Pharmaceutical Corporation)
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

         Questcor Pharmaceuticals, Inc. (the "Company") is engaged in the development and marketing of acute-care, hospital-based products. The Company is currently marketing three products, Ethamolin-Registered Trademark-, Glofil and Inulin, expects to launch two burn and wound care products using the Company's Dermaflo-TM- technology and is developing two drugs, Cordox-TM- and Emitasol-TM-. The Company is conducting a Phase III clinical trial of Cordox in sickle cell anemia crisis patients. Effective with the acquisition described in the following paragraph, the Company is conducting a Phase III clinical trial of Emitasol in diabetic gastroparesis through its partner, Roberts Pharmaceutical Corporation.

         On August 4, 1999, the Company announced that it had entered into a definitive agreement to acquire all of the shares of RiboGene, Inc. in a stock-for-stock transaction. On November 5, 1999, the shareholders of the Company and the stockholders of RiboGene approved the transaction, and the acquisition was closed on November 17, 1999. Simultaneously, the name of the Company was changed to Questcor Pharmaceuticals, Inc and its common stock began trading on the American Stock Exchange, Inc. under the symbol "QSC" on November 18, 1999. The acquisition is structured to be a tax-free reorganization and will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. Additionally, for more complete information about the acquisition of RiboGene, this discussion should be read in conjunction with the Form S-4 (Registration Statement No. 333-87611) filed with the U.S. Securities and Exchange Commission on September 23, 1999.

BASIS OF PRESENTATION

         The unaudited financial statements for the three months ended October 31, 1999 have been prepared on the same basis as the Company's audited financial statements for the year ended July 31, 1999 and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

         For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 1999 included in the Company's Annual Report on Form 10-K.

         The Company has experienced significant quarterly fluctuations in operating results and increases in expenses and losses since inception and it expects these fluctuations, expenses and losses will continue.

INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised of raw materials of $50,121 and finished goods of $90,898.

REVENUE RECOGNITION

         Revenues from product sales of whole vials of Glofil and Inulin are recognized upon shipment. Revenues from Glofil unit sales are recognized upon receipt by the Company of monthly sales reports from Syncor, the exclusive marketing agent for Glofil in this form.

         Sales are reported net of returns during the period in which product is shipped. These sales are adjusted for discounts and allowances due to contractual discounts under certain contracts with hospitals and hospital buying groups. At October 31, 1999, such discounts and allowances totaled $42,585.

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

RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the 1999 presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2. RECENTLY-ISSUED ACCOUNTING STANDARDS

COMPREHENSIVE INCOME

         The Company's comprehensive net loss and net loss are the same for the three months ended October 31, 1999 and 1998.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which will be effective January 1, 2001. This statement established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

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

RIGHTS" OF THE COMPANY'S ANNUAL REPORT (FORM 10-K) FOR THE FISCAL YEAR ENDED JULY 31, 1999 AND THOSE DISCUSSED IN THE S-3 REGISTRATION STATEMENT FILE NO. 333-25661 FILED WITH U.S. SECURITIES AND EXCHANGE COMMISSION, AS WELL AS THOSE DISCUSSED IN ANY DOCUMENTS INCORPORATED BY REFERENCE HEREIN OR THEREIN.

         The Company's predecessor, Cypros Pharmaceuctical Corporation, was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin-Registered Trademark-, in November 1996, and acquired the Dermaflo topical burn/wound care technology and two FDA-cleared products, Neoflo and Sildaflo, in November 1997. On November 17, 1999, Cypros changed its name to Questcor Pharmaceuticals, Inc. after completing the acquisition of RiboGene, Inc. The Company has sustained an accumulated deficit of $31,801,465 from inception through October 31, 1999. The acquisition of RiboGene will not cause the Company to have positive net operating cash flow, and since the Company's expenses during the next few years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future.

RESULTS OF OPERATIONS

         During the first quarter ended October 31, 1999, the Company sustained a loss of $2,287,739 (or $.15 per share) compared to a loss of $1,539,507 (or $.10 per share) for the prior-year quarter. During the current quarter, the Company reported net sales of $498,295, a 22.2% decrease over the $640,354 reported in the prior-year period, principally due to the decline in Ethamolin sales volume due to increased competition. Gross profit on sales amounted to $142,903, a 70.2% decrease over the $479,876 reported in the prior-year period.

         As a percent of sales, the gross margin in the current quarter was 28.7% compared to 74.9% in the prior-year period. As there were no Dermaflo product sales in the prior-year period, the overhead costs of the Dermaflo manufacturing facility were recorded as general and administrative expense during that period. The gross margin will continue to be adversely affected by the overhead costs of the facility until sales to NutraMax of the triple antibiotic rolled padded stock reach a critical mass and other Dermaflo products are launched.

         Total operating expenses during the first quarter ended October 31, 1999 amounted to $2,583,597, a 15.4% increase over the $2,239,246 incurred during the prior-year quarter. Sales and marketing expenses increased by 43.9% to $583,824 due to expenses incurred for advertising, materials, brochures and consulting.

         General and administrative expense increased 29.8% to $899,582 due to increases in legal fees, investor relations, board of director fees and expenditures related to the Dermaflo-TM- manufacturing facility allocated to the development of Sildaflo-TM- and the professional form of the Neoflo-TM- product.

          In addition, net interest and other income for the current quarter decreased 61.0% to $74,204 from $188,290 during the prior-year quarter, principally because the Company had a larger investment portfolio during the prior-year quarter, which yielded more interest income.

          As a consequence of the acquisition of RiboGene, the Company expects to record a significant charge off of in-process research and development in the next fiscal quarter, currently estimated at $16 million. However, the Company intends to obtain an independent valuation for such charge.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as from product sales.

         At October 31, 1999, the Company had cash, cash equivalents and short-term investments of $2,972,991 compared to $5,474,075 at July 31, 1999. At October 31, 1999, working capital was $2,283,536, compared to $5,261,628 at July 31, 1998. The decrease in both balance sheet items was principally due to the loss from operations for the current quarter. The Company's cash, cash equivalents and short-term investments and its working capital will improve significantly as a result of the acquisition of RiboGene. At September 30, 1999, RiboGene had cash, cash equivalents and short-term investments of approximately $22,427,000 and working capital of $18,457,000. In addition, at September 30, 1999, RiboGene had a $5 million long-term note payable to a bank. The note is collateralized by the Company's assets and the Company is required to maintain $5 million on deposit with the bank.

         The Company expects that its cash needs will increase significantly in future periods due to increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. With the acquisition of RiboGene subsequent to the October 31 quarter-end, the Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company into the first half of 2001 dependent, in part, on the timing of the commencement of each phase of the clinical trials on Cordox and Ceresine and the results of clinical tests and research programs; competing technological and market developments; the time and costs involved in obtaining regulatory approvals and in obtaining, maintaining and enforcing patents; the cost of product acquisitions: the delay in scaling up manufacturing operations; the growth in sales of the acquired products and their resulting cash flows; and other factors.

         The Company is funding a portion of its operating expenses through cash flow from product sales, but expects to seek additional funds through public or private equity financings, collaborations, or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's exposure to market risk at October 31, 1999 has not changed materially from July 31, 1999, and reference is made to the more detailed disclosures of market risk included in the Company's Form 10-K for the fiscal year ended July 31, 1999 as filed with the U.S. Securities and Exchange Commission on October 29, 1999.

                                    PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         None.


(b)      Reports on Form 8-K.

         (1) The Registrant filed a Report on Form 8-K on August 16, 1999 pertaining to the execution of the Agreement and Plan of Reorganization with RiboGene.

         (2) The Registrant filed another Report on Form 8-K on December 2, 1999 pertaining to the closing of the acquisition of RiboGene, and the changing of the Registrant's name to Questcor Pharmaceuticals, Inc. The Registrant filed a Report on Form 8-K/A on December 14, 1999 amending that Form 8-K to include various historical and pro forma financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hayward, County of Alameda, State of California, on the 15th day of December, 1999.

                         QUESTCOR PHARMACEUTICALS, INC.

                         By  Charles J. Casamento
                             --------------------
                             Charles J. Casamento
                             Chairman of the Board,
                             President and Chief Executive Officer
                             (Chief Executive Officer)

                             Michael D. Rose
                             ---------------
                             Michael D. Rose
                             Acting Chief Financial Officer

                             (Principal Financial and Accounting Officer)