Form 10-K405
period 1999-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2000-03-30
CIK 891288

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                ----------------

    [ ] Annual report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Fiscal Year ended

                                       OR

    [X] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from August 1, 1999 to December 31, 1999

                         Commission file number 0-20772
                         QUESTCOR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                  33-0476164
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

          26118 RESEARCH ROAD
          HAYWARD, CALIFORNIA                            94545
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (510) 732-5551

                        CYPROS PHARMACEUTICAL CORPORATION
                                  (FORMER NAME)

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

                                 [X] YES [ ] NO

As of March 23, 2000, the Registrant had 24,551,256 shares of Common Stock, no par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $84,407,218 based upon the last sales price of the Registrant's Common Stock reported on the American Stock Exchange.*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------


* Excludes 173,717 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent of the shares outstanding on March 23, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I.

ITEM 1. BUSINESS OF QUESTCOR.

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

OVERVIEW

        Questcor Pharmaceuticals, Inc., formerly Cypros Pharmaceutical Corporation, (the "Company" or "Questcor") is an integrated specialty pharmaceutical company focused on the development, acquisition and marketing of innovative, acute care and critical care hospital pharmaceutical products.

        On November 17, 1999, the Company completed its merger with RiboGene Inc. ("RiboGene") and subsequently changed its name to Questcor Pharmaceuticals, Inc. Under the terms of the merger agreement, each share of RiboGene common stock was exchanged for 1.509 shares of the Company's common stock and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of Series A preferred stock of the Company. As a result, the Company issued 8,735,000 million shares of common stock and 2,156,000 million shares of preferred stock valued at $23,643,000 million to the former RiboGene shareholders. Stock options and transaction costs increased the total merger consideration to $30,019,000. The objective of the merger was to increase efficiency and synergy, by combining the Company's clinical development portfolio and growing sales and marketing presence with RiboGene's clinical development programs and its business development expertise.

        The Company sells three products, Glofil-125 and Inulin, both injectable drugs that assess kidney function by measuring glomerular filtration rate, and Ethamolin(R), an injectable drug that treats bleeding esophageal varices. Additionally, the Company earns royalties from sales, in Italy, of Pramidin(R), an intranasal metoclopramide for the treatment of various gastrointestinal disorders, by its strategic partner, Crinos Industria Farmacobiologica SpA, . The Company is manufacturing its proprietary topical triple antibiotic wound care product for its over-the-counter marketing partner, NutraMax Products, Inc., utilizing Questcor's patented Dermaflo(TM) drug delivery technology. Under an agreement entered into in November 1998, NutraMax is converting the product into finished adhesive strips and patches for distribution to the mass merchandise market.

        The Company's current development programs focus on two areas:
Emitasol(R) phase II/III clinical trials and the development of cytoprotective drugs that target ischemic disorders.

Emitasol(R), intranasal metoclopramide, is currently being developed for two indications: diabetic gastroparesis and delayed onset emesis associated with chemotherapy patients. The diabetic gastroparesis drug candidate is being developed in collaboration with a subsidiary of Shire Pharmaceuticals Group plc ("Shire"), Roberts Pharmaceuticals Corporation ("Roberts") in the United States and is in phase II/III clinical trials. A phase III clinical trial for a delayed onset emesis indication is in the planning stage. The Company is conducting a multi-center, randomized, placebo-controlled Phase III clinical trial on Cordox(TM) in sickle cell anemia crisis patients. The Company may also conduct clinical trials of Cordox(TM) in other ischemic disorders, such as coronary artery bypass grafting surgery and may expand its clinical trials of Ceresine(TM), another cytoprotective agent, in closed head injury patients. The Company also has two intranasal drug candidates on which pilot trials have been conducted: Migrastat(TM) for migraine headache and Hypnostat(TM) for insomnia.

STRATEGY

        The Company's objective is to develop and market acute care and critical care specialty hospital pharmaceutical products. The Company's strategy includes the acquisition and development of late stage drug candidates, the acquisition of marketed products that complement existing products and, where appropriate, the formation of corporate alliances to facilitate and fund the clinical development of the Company's drug candidates.

        The Company's operating objectives include building a sustainable cash flow by reducing the overall cash consumption "burn" rate of the merged company; building a strong hospital oriented sales, marketing and distribution capability to increase and support sales of hospital products currently being marketed and of new complementary products to be acquired in the future; developing a strong regulatory and clinical development group to carry out fast and cost effective regulatory approval of the Company's drug candidates.

Acquisition of approved pharmaceutical products for detailing by sales force.

        Questcor is building a sales, marketing and distribution capability to support and increase the sales of hospital products currently marketed by the Company. The Company is also looking to acquire additional hospital based products, currently on the market, that are available to be licensed or purchased, and where product sales are expected to respond positively to the Company's sales and marketing promotions through increased revenues and contributions to gross margin. Products to be considered for acquisition would have to be complementary to the Company's existing products and synergistic with detailing efforts undertaken by the Company's sales force. Questcor intends to hire additional sales professionals to promote its products in the hospital market.

Acquisition and development of late stage drug candidates.

        An important element of Questcor's strategy is the ability to in-license late stage drug candidates to complement Questcor's existing products in the acute and critical care hospital market. Questcor is increasing its staff in clinical development and regulatory affairs to effectively manage United States Food and Drug Administration, or FDA, regulatory submissions for both internally generated and in-licensed products.

Strategic alliances and corporate partnering.

        An important part of the Company strategy includes the development of strategic alliances for out-licensing of marketed products and corporate partnering of drug candidates in various stages of clinical development. The Company has agreements to develop and market its products with Dainippon, Shire, Crinos Industria Farmacobiologica SpA, CSC Pharmaceuticals Handels GmbH, and Laboratories Silesia SA and through agreements with other firms it has acquired Inulin, Glofil-125, Ethamolin(R), Emitasol(R), Migrastat(TM), Hypnostat(TM), Sildaflo(TM) and Neoflo(TM).

        The Company will continue its objective to out-license to appropriate partners in certain geographic areas the marketing and distribution rights to Emitasol(R) for the treatment of gastrointestinal disorders and delayed onset emesis in return for upfront licensing fees and royalties on revenues. Including the agreement with Shire Pharmaceuticals, the Company has currently four licensing agreements for Emitasol(R) and expects to add more in the future throughout the world.

        The Company has several drug candidates in Phase II/III clinical development where corporate partnering of the clinical development and regulatory submissions might be the best opportunity for an early approval by the FDA. An example of this is Cordox(TM), which is being studied for the treatment of coronary artery bypass grafting, is currently in Phase III clinical development for sickle cell anemia crisis. Ceresine(TM) is being studied for closed head injury. See "Cytoprotective drugs to treat ischemic disorders".

        Successful clinical trials for such potentially important treatments as coronary artery bypass grafting and closed head injury will require the enrollment of many patients. These trials are expensive and their cost will exceed the current financial resources of Questcor.

ACQUIRED PHARMACEUTICAL PRODUCTS

        The Company's products include: Glofil-125 and Inulin, which were acquired in August 1995; Ethamolin(R), which was acquired in November 1996; and DermaFlo(TM), a technology which was acquired in November 1997.

Glofil-125 And Inulin. Kidney disease afflicts more than two million persons in the United States and is increasing primarily due to the increase in diabetes mellitus and systemic lupus erythromatosus cases. Kidney disease results in over $12 billion annually in healthcare costs in the United States. The measurement of kidney function, glomerular filtration rate, or GFR, is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by creatinine clearance. These diagnostic assays overestimate kidney function by as much as 100% in some patients. The Company believes that the injection of a renal filtration marker, such as Inulin and Glofil-125, is a more accurate and direct means of determining GFR.

        Glofil-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrologists and nuclear medicine departments at major medical centers are the primary users of these products. During the fiscal year ended July 31, 1999, the Company recorded net sales from these two products of approximately $829,000 and one customer accounted for approximately 30% of Glofil-125 and Inulin sales and 9% of the Company's total sales. For the five months ended December 31, 1999, net sales for these two products totaled $270,000. One customer accounted for 39% of Glofil-125 sales, which represented approximately 17% of the Company's total sales. Glofil-125 is an injectable radioactive diagnostic drug, which provides rapid information on GFRs with great accuracy. It is currently sold by the Company in 4 ml vials and in prefilled syringes through the 117 nationwide radiopharmacies of Syncor International under a distribution agreement entered into with the Company in February 1996. Inulin is an injectable diagnostic drug, which provides a measure of GFRs. Inulin is currently sold in 50 ml ampules with actual patient dosing correlated to patient weight.

        The Company believes that there is opportunity for increased utilization of Glofil-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost, however both methods significantly overestimate kidney function in the estimated 500,000 patients with severe renal disease. The use of Glofil-125 has been established in published clinical studies as being a more direct, accurate measure of kidney function yielding much more reliable results than serum creatinine or creatinine clearance tests. This improved accuracy can be essential in monitoring disease progression and intervention, as well as assessing renal impairment in its early and most treatable stage, however, most patients do not require this degree of accuracy in the estimation of renal function.

        The biggest impediments to the growth in the sales of Glofil-125 are the current size of the Company's sales and marketing organization, the potential loss of reimbursement for the test and the inability of the Company to include Glofil-125 in the protocols of other clinical studies of renal therapeutics.

        Inulin, which is sold by the Company, and (99m)Tc-DTPA, which is not sold by the Company and must be prepared onsite by the end user, are alternative agents for GFR measurement. However, the preparation and use of these two drugs is difficult and they do not provide the practical advantages of Glofil-125. The Company is aware of no new diagnostic drugs being introduced or in development that would be a competitive threat to Glofil-125.

        Ethamolin(R). Approximately 75,000 people in the United States have or are approaching end stage liver disease. Liver disease, known as hepatic cirrhosis, results in approximately 25,000 deaths annually and ranks ninth among the leading causes of death. Hepatic cirrhosis promotes the formation of esophageal varices through development of portal hypertension. When intravenous blood pressure rises, these varicosities may cause a life threatening form of upper gastrointestinal hemorrhage associated with a 35-50% mortality rate. At least 50,000 patients in the United States have either actively bleeding esophageal varices or are at imminent risk of bleeding.

        Early and effective treatment of esophageal varices to achieve hemostasis is essential to the outcome of the bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin(R) is the only sclerotherapy agent cleared by the FDA for the treatment of bleeding esophageal varices and the Company believes that it is the market leader in this therapeutic category. During the fiscal year ended July 31, 1999, the Company recorded net sales from this product of approximately $1,522,000. Two wholesalers accounted for approximately 72% of these sales and approximately 44% of total sales. For the five months ended December 31, 1999, Ethamolin(R) net sales totaled $319,000. Two wholesalers accounted for approximately 76% of these sales and approximately 38% of total sales for the Company. There is strong competition from another drug, Sotradecol(R), which is being prescribed off-label, and from band ligation, a form of surgery.

The Dermaflo(TM) Technology And The Neoflo(TM) And Sildaflo(TM) Products. In November 1997, the Company acquired the Dermaflo(TM) technology, a patented topical drug delivery system, from Enquay, Inc. for a combination of cash and royalties on net sales. The technology is a polymer matrix system that can store a variety of different drugs and release them at a desired rate over an extended period of time so that optimal clinical response is obtained. Included in the assets acquired were two FDA-approved products, Neoflo(TM) and Sildaflo(TM), and required manufacturing equipment.

        The Company has a multi-year marketing and joint venture agreement with NutraMax Products, Inc., a leading supplier of first aid and wound care products under which the Company is supplying its proprietary triple antibiotic product using the Dermaflo(TM) technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for the Company and NutraMax to jointly develop several new products using the Dermaflo(TM) technology and to share the development expense and profits from future sales. The Company began shipping the product to NutraMax in March 1999. Net sales to NutraMax totaled $167,000 for the year ended July 31, 1999, and $35,000 for the five months ended December 31, 1999, representing 7% and 6% of total sales, respectively.

        Neoflo(TM) and Sildaflo(TM), the first two hospital products that the Company expects to launch using the Dermaflo(TM) technology, address consumer needs in both the over-the-counter and acute burn and wound care markets. Neoflo(TM) is a dressing that incorporates the triple antibiotic, polymyxin B sulfate, bacitracin zinc and neomycin sulfate (Neosporin(R)). The Company intends to manufacture Neoflo(TM) in various sizes, including small sizes to address the over-the-counter market through NutraMax, a distributor, and larger sizes for the hospital market. Sildaflo(TM) is a dressing that incorporates silver sulfadiazine, the most widely-used topical antimicrobial for the treatment of burns. The Company intends to manufacture Sildaflo(TM) in various large sizes to address the hospital/burn clinic market. Initially, the Company intends to market these products with its own sales force. The production and product launch of Sildaflo(TM) and Neoflo(TM) is dependent on the validation of the Company's manufacturing facility. See Risks "Our Success Depends on Timely Completion of Dermaflo(TM) Manufacturing Facility and Commercialization of Dermaflo."

        The Company believes the extended-release nature of the technology could result in decreased treatment-related costs, increased patient compliance and reduced pain and discomfort, resulting in a marketing advantage for the products sold using the Dermaflo(TM) technology. While it is difficult to determine the market potential of Neoflo(TM) and Sildaflo(TM), it is known that silver sulfadiazine and the triple antibiotic in their currently marketed non-extended release forms, have combined sales of approximately $60 million in the United States.

        The Company is currently manufacturing the NutraMax product in temporary space in a facility in Lee's Summit, Missouri. The Company is in the process of completing improvements to permanent space in the same facility, including installation of larger scale equipment in that facility, and is planning to validate the large-scale equipment, cleaning methods and analytical methods. The Company expects to file an additional supplement to its New Drug Application, commonly referred to as an NDA, for Sildaflo(TM) covering the establishment of the permanent space, which will require a state license and an FDA inspection of the facility. When the permanent facility is approved by the FDA, and other changes to the Sildaflo(TM) lab are finalized, the Company intends to manufacture Neoflo(TM), Sildaflo(TM) and all future products incorporating the Dermaflo(TM) technology. The Company has been approached by an outside party about whether it would consider selling the rights to the Dermaflo(TM) technology including the rights to Neoflo(TM) and Sildaflo(TM) and including the manufacturing operations in Lee's Summit for consideration to be determined. The Company will be evaluating the attractiveness and economic results to the Company should such a proposal be made.

DRUG DEVELOPMENT

        The Company's development programs include, Emitasol(R) phase II/III trials and the development of cytoprotective drugs that target ischemic disorders.

Emitasol(R)

        The Company, through its merger with RiboGene, Inc., acquired Emitasol(R), an intranasal form of metoclopramide. Metoclopramide is an approved antiemetic and is available in both oral and intravenous forms. The Company and its partners are developing Emitasol(R)for the treatment of diabetic gastroparesis (stomach paralysis) and for delayed onset emesis (nausea and vomiting) associated with cancer chemotherapy. Emitasol(R) is currently being developed in North America as well as in certain countries in Europe through corporate partners. It is on the market in Italy as Pramidin(R), licensed to and distributed by Crinos Industria Farmacobiologica SpA for the treatment of gastrointestinal disorders. Emitasol(R) is intended to control diabetic gastroparesis and to prevent delayed emesis associated with cancer chemotherapy. Currently, there are no drugs specifically approved to treat delayed emesis. Oral metoclopramide is approved to treat diabetic gastroparesis and to prevent acute chemotherapy-induced emesis. The Company believes that Emitasol(R), when given intranasally, may be effective in treating diabetic gastroparesis and in preventing delayed onset emesis. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives and cost effectiveness. The Company, together with its collaborative partner Shire, began Phase II/III clinical trials of Emitasol(R) for diabetic gastroparesis in late 1999. See "Strategic Alliances and Corporate Collaborators." However, substantial additional development, clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this product.

There can be no assurance that clinical trials of Emitasol(R) will demonstrate the safety and efficacy of such product to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. The failure to demonstrate adequately the safety and efficacy of Emitasol(R) could delay or prevent regulatory approval of the product.

        Diabetic gastroparesis. For some diabetics, proper digestion may be difficult. Variable blood glucose levels may lead to a condition known as gastroparesis or stomach paralysis. Gastroparesis can result in general loss of appetite, nausea and vomiting, and in some cases severe dehydration. Many prescription medications are used to treat gastroparesis, including bethanecal, cisapride and erythromycin. Each of these drugs has limited effectiveness and side effects. Metoclopramide tablets are approved for treating gastroparesis. The Company believes that the intranasal form of metaclopramide may provide diabetics with gastroparesis an easier route of administration and better patient compliance. The Company commenced phase II/III clinical trials for the control of diabetic gastroparesis in late 1999. Positive results in these trials may allow for the submission of a NDA to the FDA, which the Company, based on the current clinical development plan, expects to occur in 2001.

        Delayed onset emesis. Nausea and vomiting (emesis) are common side effects of cancer chemotherapy. Chemotherapy-induced emesis is considered to occur in two phases: acute (within 24 hours of the initiation of chemotherapy) and delayed (on the second and subsequent days). Several drugs have been approved by the FDA for preventing nausea and vomiting associated with emetogenic chemotherapy, including injectable forms of ondansetron, granisetron and metoclopramide. Ondansetron and granisetron are representatives of a newer class of drugs called serotonin antagonists or setrons, and are considered highly effective in controlling acute chemotherapy-induced emesis. There are conflicting reports, however, about the efficacy of serotonin antagonists in controlling delayed onset emesis. There are in fact no FDA-approved treatments specifically for delayed onset emesis. Increasing numbers of these patients are being treated as outpatients and experience delayed onset emesis when they are no longer under the immediate care of a medical professional. Any medication for such emesis should therefore be suitable for self-administration by the patient. Injectable medications are unlikely to be suitable in this context. It appears that current practice is to provide patients initially with oral antiemetics in tablet form. Tablets are not, however, particularly suitable for patients who are nauseated and may vomit.

        Prior clinical trials for Emitasol(R) have demonstrated that metoclopramide is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of metoclopramide which reaches the plasma is very similar whether the drug is given intranasally, intravenously or orally. Given the similarity in uptake of the three dosage forms, similarity might also be expected in their clinical performance. For acute emesis the expected similarity in performance has been demonstrated for the intranasal and intravenous dosage forms: in a prior phase III study, Emitasol(R) provided protection against acute emesis comparable to that previously reported for intravenous metoclopramide. The Company therefore anticipates that intranasal metoclopramide may be effective for controlling delayed onset emesis, an activity suggested for oral metoclopramide in the clinical literature.

        According to the American Cancer Society, about 1.3 million new patients are diagnosed with cancer in the United States each year, many of whom are treated with chemotherapy.

Chemotherapy is typically administered as a series of separate courses over a period of several months. On average, patients have six separate courses of chemotherapy per year. In total, therefore, the number of courses of chemotherapy administered to cancer patients each year in the United States is estimated to be several million. Additionally, according to the Center for Diseases Control, there are 16 million diabetics in the United States, of which 40 to 50 percent may show signs of gastroparesis.

        Although the Company's partner, Shire, is currently conducting a Phase II/III clinical trial of Emitasol(R) for the treatment of diabetic gastroparesis, substantial additional development, clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this product in the United States. There can be no assurance that clinical trials of Emitasol(R) will demonstrate the safety and efficacy of such product to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. The failure to demonstrate adequately the safety and efficacy of Emitasol(R) could delay or prevent regulatory approval of the product.

CYTOPROTECTIVE DRUGS TO TREAT ISCHEMIC DISORDERS

        Cytoprotective drugs for acute care settings that treat ischemic injury are not currently available and the market opportunities for the Company may be significant, potentially totaling several million cases annually in the United States. The Company believes that its drugs, if approved, may reduce the number of fatalities associated with ischemia-related disorders and also reduce the high cost of rehabilitation and ongoing care in the United States of these victims.

        The Company's drugs are administered intravenously which allows for fast delivery to the ischemic tissue. In order to ensure early interventions, they are intended to be standard components in hospital emergency rooms, operating theater suites, endoscopy suites and radiology suites. Chemically demonstrated lack of acute toxicity should suit them for this purpose, but such a demonstration is dependent on ongoing and future clinical trials which may not be successful.

        Circulatory System Ischemia. Cardiovascular ischemia can result in a spectrum of clinically significant events ranging from angina (pain) to heart attack and sudden death. In addition to the numerous trauma or disease related causes of ischemia, there are a variety of planned surgical procedures which result in ischemia to vital organ systems. Procedures such as coronary artery bypass grafting surgery, which are performed to improve blood flow to the heart, induce temporary ischemia which can result in tissue damage. Thus, Cordox, if approved, may be a part of the treatment regimen for these disorders. Some of these conditions or procedures represent potential opportunities for use of the Company's drugs to reduce the tissue damage known to be associated with them.

        Cerebrovascular ischemia (stroke) can result in temporary loss of consciousness, permanent behavioral and neurologic impairment, coma and death. Traumatic injury to the head is caused by accidents, near drownings and similar incidents. The resultant medical problems are, in large part, caused by ischemia to the brain. The biochemical processes associated with stroke and head trauma are thought to be very similar; thus, the Company believes drugs developed for one indication may be useful for other related indications.

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

        ATP generation occurs in two phases. The first phase, called glycolysis or anaerobic metabolism, does not require oxygen. The second phase, called aerobic metabolism or the Krebs cycle, requires oxygen and occurs in mitochondria. Glycolysis is a means of producing cellular energy in ischemic conditions, and therefore, represents the body's natural defense against ischemic damage. For this reason, the facilitation of glycolysis is of interest therapeutically in the prevention of ischemic damage to tissues and organs. When pyruvic acid builds up during ischemia due to the inability of aerobic metabolism to utilize it, an enzyme converts it to lactic acid which blocks glycolysis. The therapeutic principle underlying Cordox(TM) and Ceresine(TM) is to facilitate glycolysis during and after ischemia so the cell continues to produce ATP and the toxic ischemic cascade is pre-empted or reversed. Specifically, Cordox(TM) bypasses the lactic acid block and does not need to be energized by ATP to be metabolized. Ceresine(TM) reduces ischemia induced lactic acid accumulation by removing the cause of the metabolic block, and therefore, allows energy metabolism to continue.

        Excitotoxicity (Nerve Tissue). The destructive impact of ATP depletion in nerve tissue is further complicated by the over-production in nerve cells of various excitatory amino acids, chemicals that transmit nerve impulses from one nerve cell to another. The over-production and release of excitatory amino acids, predominately glutamate and aspartate, by nerve cells exposed to ischemia over-stimulates adjacent postsynaptic nerve cells, causing them in time to succumb to metabolic exhaustion and cell death. This ischemia-induced process, called delayed excitotoxicity, is associated with a number of acute neurologic disorders, which include stroke and traumatic head injury, and chronic disorders, which include Alzheimer's, Parkinson's Disease and Amyotrophic Lateral Sclerosis. Controlling delayed excitotoxicity by blocking the postsynaptic excitatory amino acid receptors has recently attracted the attention of both academic and pharmaceutical scientists. To date, the drugs in development that act by this mechanism have considerable side effects and only block selected receptor subtypes, therefore only dealing with part of the problem since all receptor subtypes appear to cause damage.

        The Toxic Ischemic Cascade. Ischemia-induced cell damage triggers a number of processes which cause further damage to each affected cell and its surrounding cells. This myriad of destructive processes is facilitated by reperfusion injury, which occurs after blood flow is re-established. The traumatized, ATP-depleted cell enters into the toxic ischemic cascade, resulting in the release of a host of toxic agents, including damaging reactive chemicals called free radicals, as well as other molecules that are products of cell membrane breakdown, all of which damage cells. Excessive intracellular calcium buildup is also an element of the toxic ischemic cascade and also triggers a host of other damaging processes, such as activation of proteolytic enzymes which break down proteins and digest cells and activation of protein kinases which regulate cell metabolism. The traumatized cell also releases agents which stimulate the immune system, activating various blood cells, such as neutrophils and macrophages which actually eliminate the cell affected by ischemia. Rather than target each of these myriad events, the Company's drugs, Cordox(TM) and Ceresine(TM), address ATP replenishment so that the cell can correct the ischemic cascade naturally.

        There are currently no known FDA-approved cytoprotective drugs. Those under development are, to the Company' knowledge, primarily aimed at specific elements of the toxic ischemic cascade. The Company believes that its approach to cytoprotective drug development is unique in that it seeks to pre-empt or reverse the entire cascade by decreasing the initial metabolic trauma which triggers ATP depletion. The Company believes that this approach is preferable to treating specific elements of the cascade, since it more comprehensively addresses the underlying pathology and should therefore result in more efficacious therapy.

CARDIOVASCULAR AND CEREBROVASCULAR ISCHEMIA DRUGS IN DEVELOPMENT-THE METABOLISM PROGRAM

        The Company has started a Phase III clinical trial on Cordox(TM) in sickle cell crisis patients and has received orphan drug designation for Cordox(TM) in this indication. The Company also has gathered data from its heart surgery trial of Cordox(TM) and its traumatic head injury trial of Ceresine(TM) and may consider additional trials in both of these indications in the future.

Cordox And Ceresine

        There are several million cases of ischemia-induced disorders annually in the United States, resulting in over 700,000 deaths and several billion dollars in annual costs for physical and mental rehabilitation and ongoing care. There are currently no FDA-approved drugs, known as cytoprotective drugs, to avoid or reverse the massive cell damage caused by ischemia. Ischemic disorders include heart attack, stroke, surgery, trauma and various anemias. Currently approved drugs for treating cardiovascular ischemia, such as clot busting drugs, serve to re-establish blood flow but do not have direct cytoprotective effects on the ischemic tissue. The Company believes that the drugs it is developing, Cordox(TM) and Ceresine(TM), if successfully tested and approved by the FDA and successfully marketed, may reduce the number of fatalities and the rehabilitation and ongoing care costs associated with ischemic disorders.

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

        The Company's approach, based on preventing or reversing the toxic ischemic cascade, is comprehensive in nature and, the Company believes, potentially more effective. Cordox(TM) and Ceresine(TM) are designed to act during and after ischemia by maintaining cellular ATP levels or accelerating their restoration. Cordox(TM), a natural substance, and Ceresine(TM) are more amenable to being used early in the patient management process, which is critical in acute care settings.

Cordox(TM).

        Cordox(TM) is a small phosphoryllated sugar that the Company believes, based on extensive pre-clinical and mechanistic data, stimulates and maintains glycolysis in cells undergoing ischemia by circumventing the ischemia-induced blockage of this process. The drug also appears to inhibit various aspects of immune system activation which underlie reperfusion injury. The Company has licensed or obtained several issued U.S. patents which cover the use of Cordox(TM) in several acute ischemic indications and a U.S. patent on a novel formulation of Cordox(TM).

        During the year ended December 31, 1999, the Company commenced a Phase III trial of Cordox(TM) in sickle cell anemia crisis patients. In addition, the Company also received a U.S. patent covering the use of Cordox(TM) in sickle cell anemia crisis patients to reduce the painful occlusive ischemic episodes.

        Sickle cell anemia is an autosomal recessive genetic disease carried by about 8% of African-Americans and a lesser number of people native to the Mediterranean region. Approximately 72,000 African-Americans suffer from the most severe form of the disease, known as homozygous, where the red blood cells form sickle shapes that can occlude capillaries and result in severe and disseminated ischemia, termed vaso-occlusive events, or VOEs. Sickle cell patients may undergo multiple VOEs each year. Cordox(TM) has been shown pre-clinically to help reduce this sickling process and to reduce pain in sickle cell disease patients. The Company is evaluating Cordox(TM) in a Phase III trial of sickle cell anemia crisis patients. The FDA has granted orphan drug designation to Cordox(TM) in this indication.

Ceresine(TM).

        Ceresine(TM) is also a small non-peptide molecule which acts on glycolysis at a different site from Cordox(TM). The Company has licensed or obtained two issued U.S. patents covering the use of Ceresine(TM) in cerebral ischemia and recently received orphan drug designation for Ceresine(TM) in this indication. The Company believes that Ceresine(TM) stimulates a specific enzyme which is present in the membrane of the mitochondria that removes a precursor of lactic acid, known as pyruvic acid, from the cytoplasm of the cell by transporting it into the mitochondria and converting it to acetyl coA. This results in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine(TM) reduces post-ischemia lactic acid levels in humans subjected to various traumatic events, which would otherwise have resulted in increased lactic acid or lactic acidosis.

        Ceresine(TM) has been employed by clinical investigators in patients on an experimental basis for the intravenous treatment of lactic acidosis. Published clinical studies and the Company' own Phase I data have established that Ceresine(TM) reduces serum lactic acid and exhibited no serious side effects at the dose levels in that study. It has also been shown in human studies to permeate the blood-brain barrier and to reduce brain lactic acid levels in congenital lactic acidosis patients.

        The Company's Phase II clinical trial data on Ceresine(TM) in closed head injury patients showed that the drug crosses the blood-brain barrier at high levels and very quickly after crossing reduces brain lactate levels substantially. This effect lasted for at least 12 hours. Serum lactate levels were also reduced substantially in the drug-treated group. In July 1998, the FDA granted expedited development status to Ceresine(TM) in head injury under Subpart E of the FDA regulations. In addition, the Company has completed enrollment in a Phase II clinical trial on Ceresine(TM) in stroke patients. Approximately 100 patients participated in the Phase I and two Phase II trials of Ceresine(TM) under the Company's IND and the drug was well tolerated

DRUG DISCOVERY

        Subsequent to the merger with RiboGene, the Company implemented a strategy to focus on approved pharmaceutical products and late stage drug development candidates; as a result, the Company intends to out-license its early stage drug targets and technology. Thus the Company discontinued its drug discovery programs in the first quarter of 2000 and anticipates that future in-house drug discovery research expenses associated with drug discovery will be limited to legal, patents and other costs to license such programs.

        In January 2000, the Company announced that it has agreed to out-license exclusive rights to certain aspects of the Company's proprietary drug research technology to Dainippon Pharmaceutical Co., Ltd. Osaka, Japan. In exchange for a $2 million cash payment and potential future milestone and royalty payments, the Company has granted an exclusive, worldwide license to Dainippon to use the Company's ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company has retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5,000,000 in Japan and $5,000,000 in one other major market. Additionally, the Company will receive a royalty on net sales that will range from 5% to 10%, depending on sales volume and territory. Both companies have agreed to terminate the antibacterial research collaboration (the Dainippon Agreement) that was established in 1998 between the two companies.

        There can be no assurance that Company will be successful in licensing its other drug discovery programs or that it will realize fees or revenues from such programs.

STRATEGIC ALLIANCES AND CORPORATE COLLABORATORS

The Shire Pharmaceuticasl Group plc Agreement

        The Company has an option and license agreement with Shire, for the development of Emitasol(R), an intranasally administered drug being developed for treatment of diabetic gastroparesis and delayed onset emesis in cancer chemotherapy patients. In connection with this agreement, Roberts made a $10.0 million equity investment in RiboGene by purchasing 1,429,000 million shares of Series A non-voting convertible preferred stock at $7.00 per share.

Upon the merger with the Company the RiboGene Series A preferred stock was converted into 2,136,000 million shares of the Company's Series A preferred stock. Under the terms of the option and license agreement, Roberts will conduct clinical trials using Emitasol(R) and, if those are successful, submit an NDA for Emitasol(R). If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol(R) in North America. Roberts has agreed to make a payment to the Company of up to $10.0 million upon the exercise of the option and to pay a royalty on product sales. The Company will provide up to $7.0 million in funding for the development of Emitasol(R) through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

The Dainippon Agreements

        In 1998, RiboGene entered into a research agreement with Dainippon in connection with the RiboGene's two principal antibacterial targets, deformylase and ppGpp degradase. Pursuant to the research agreement, Dainippon and the Company. agreed to collaborate in a research program directed at accelerating the discovery of antibacterial drugs that have activity against either of these two bacterial specific targets. Dainippon agreed to provide certain antibacterial research and development support internally at Dainippon and research reimbursements over a three-year period, subject to extension upon mutual agreement by both parties.

Also in 1998, RiboGene entered into a license agreement with Dainippon. Pursuant to the license agreement, RiboGene granted Dainippon exclusive, worldwide rights to develop and market any and all antibacterial products discovered by the parties during the joint research collaboration to have activity against deformylase or ppGpp degradase. Under the terms of the license agreement, Dainippon has responsibility for all development activities necessary to commercialize potential lead compounds resulting from the Dainippon Collaboration, including preclinical testing, clinical development, submission for regulatory approval, manufacturing and marketing.

        In January 2000, the Company and Dainippon terminated the research agreement and agreed to license exclusive rights to certain aspects of the Company's proprietary drug research technology to Dainippon in exchange for $2.0 million and potential future milestone and royalty payments. See "Drug Discovery" above for a description of the agreement with Dainippon.

LICENSES

        Crinos Industria Farmacobiologica SpA ("Crinos"). In January 1994, as part of its acquisition of Emitasol and certain other intranasal products from Hyline Laboratories, Inc., the Company entered into a license agreement with Crinos. The agreement grants Crinos an exclusive license to manufacture and market Emitasol(R) in Italy. The Company will receive a royalty on net sales of Emitasol(R), if any, in Italy. The agreement expires 10 years after the first commercial sale in Italy subject to automatic renewal for three-year periods. In October 1996, the agreement was amended to grant Crinos a non-exclusive world-wide license to manufacture Emitasol(R). The amendment provides that the Company will receive additional royalties on all supply arrangements between Crinos and any licensees of the Company to Emitasol(R). The Company may terminate the license agreement in the event Crinos fails to pay certain minimum royalties. The Company also retains the right to all data generated by Crinos on Emitasol(R), including clinical and manufacturing information.

        Crinos has received governmental approval to market Emitasol(R) in Italy and launched this product under the tradename Pramidin(R). in 1999 for the treatment of gastrointestinal disorders. Pramidin(R) will be marketed in two dosage forms under the names Pramidin(R) 10 (200 milligrams of active ingredient) and Pramidin(R) 20 (400 milligrams of active ingredient).

        CSC Pharmaceuticals Handels GmbH ("CSC"). In April 1997, RiboGene entered into an agreement with CSC. The agreement grants CSC an exclusive license to market and sell Emitasol(R) in Austria, Poland, Bulgaria, the Czech Republic, Slovakia, Hungary, Rumania, the Community of Independent States and eight other eastern European countries. CSC has agreed to pay a royalty to the Company based on net sales within the countries listed above. The agreement will expire on a country-by-country basis 10 years after the first commercial sale in that country. The Company can terminate the license if CSC does not obtain approval in any country contained in the agreement by April 16, 1999. CSC has filed for regulatory approval in Austria and the Czech Republic.

        Laboratorios Silesia SA - In December 1999, the Company signed a license agreement with Laboratorios Silesia SA for marketing of Emitasol(R) (metoclopramide nasal spray) in Chile. The Company received a small up-front payment and will receive royalties on the net sales of Emitasol(R) in the territory.

        University of Washington. In April 1997, RiboGene entered into an agreement with the University of Washington, which was amended in October 1997, pursuant to which RiboGene received an exclusive worldwide license to certain patent rights and technology relating to the interaction of the hepatitis C virus NS5A protein and PKR. Under the agreement, RiboGene paid an upfront license fee and has agreed to pay a quarterly license maintenance fee and a milestone payment of $250,000 due upon the approval of an NDA for a compound developed using the licensed patent rights. See "Risk Factors -- Dependence on Patents and Proprietary Rights."

        Angel K. Markov, M.D.-Cordox(TM). The Company has obtained an exclusive license from Dr. Markov to four U.S. patents covering the use of Cordox(TM) in a number of ischemic indications. As part of the license, the Company is funding clinical development in Dr. Markov's laboratories at the University of Mississippi Medical Center. In this regard, the Company has undertaken development obligations which must be met in order to maintain this license in force. In the event the Company breaches the license agreement, such as by not meeting specific milestones within the specified time periods or by failing to expend specific amounts in connection with clinical trials within specified time periods, the license will automatically terminate and all rights under the license and information acquired by the Company concerning any products based on the licensed technology will revert to Dr. Markov. In the event of termination, the Company will retain the rights to market products for which sales occurred within the calendar year prior to the termination, and all other products and information related to those products based on the licensed technology will revert to Dr. Markov. To date, the Company has met all milestones in the agreement.

        University Of Cincinnati-Ceresine(TM). The Company has an exclusive license from the University of Cincinnati to a U.S. patent covering the use of Ceresine(TM) in cerebral ischemia. The Company has undertaken specific development obligations which must be met in order to maintain its rights in force. If specific milestones are not met by the Company within specified time periods, the University of Cincinnati may, in its sole discretion, elect to continue the agreement, negotiate in good faith with the Company to modify the agreement or terminate the agreement upon 30 days' written notice in which event all rights under the license would revert to the University of Cincinnati. To date, the Company has met all of these milestones.

MANUFACTURING

        The Company does not currently manufacture any of its acquired products or its products in development, except for the NutraMax product. The commercial products, Glofil-125, Inulin and Ethamolin(R) and clinical trial supplies for Cordox(TM) and Ceresine(TM) are manufactured for the Company under contract by approved manufacturers. Alternate manufacturers have been qualified for Cordox(TM) and Ceresine(TM). In the case of Inulin, Cordox(TM) and Ceresine(TM), the Company is responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer. In the case of Inulin and Ceresine(TM), the Company has qualified alternative sources of supply for the bulk drug. There can be no assurance that any of the Company's bulk or finished goods contract manufacturers will continue to meet the Company's requirements for quality, quantity and timeliness or the FDA's current good manufacturing practice requirements or that the Company would be able to find a substitute bulk manufacturer for Cordox(TM), or a substitute finished goods manufacturer for Inulin, Glofil-125 and Ethamolin(R) or any other of its products, nor that all cGMP requirements will be met, nor that lots will not have to be recalled with the attendant financial consequences to the Company.

        In addition, the Dermaflo(TM) product line is the Company's first attempt at in-house manufacturing of any of its products and there can be no assurance that the Lee's Summit facility will be completed, or when completed that it will meet the FDA's current good manufacturing practice requirements and be approved by the FDA, or when approved will have the capacity to meet demand. The Company has recently begun manufacturing the NutraMax product in temporary space in the same complex housing its Lee's Summit facility. The Company also faces risks inherent in the operation of a single facility for the manufacture of Dermaflo(TM) products, including risks of unforeseen plant shutdowns due to personnel, equipment or other factors. Any delay in the manufacturing of the Dermaflo(TM) products could result in delays of product shipments, which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company is relying on third parties to supply it with the active ingredients for the Neoflo(TM) and Sildaflo(TM) products in bulk form, and there can be no assurance that these third parties will not cause delays in the manufacture or shipments of these Dermaflo(TM) products.

        The Company's limited manufacturing experience and its dependence upon others for the manufacture of bulk or finished forms of its products may adversely affect the future profit margin on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis. In the event the Company is unable to manufacture its products, directly or indirectly through others, on commercially acceptable terms, it may not be able to commercialize its products as planned.

SALES AND MARKETING

        The Company currently has a Director of Marketing, a National Sales Manager, a Customer Service Representative and seven field sales representatives for Glofil-125, Inulin and Ethamolin(R) and is recruiting a Vice President of Sales and Marketing and additional sales representatives. The Company believes that it will be able to serve the major hospitals in North America with a 16 person sales and marketing staff. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its drugs.

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

GOVERNMENT REGULATION

        The manufacture and sale of the Company's products are subject to extensive regulation by United States and foreign governmental authorities prior to commercialization. In particular, drugs are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by the Company will prove to meet all of the applicable standards to receive marketing approval in the United States or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect the Company's ability to commercialize its products and its ability to earn sales revenues.

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

        The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time (frequently five to eight years or more) and expense and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of the Company's drugs. Notwithstanding the submission of the NDA and any additional testing data or information, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, drug approvals may be withdrawn if compliance with labeling and current good manufacturing practices regulatory standards is not maintained or if unexpected safety or efficacy problems occur following initial marketing.

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

        Also, companies that engage in pharmaceutical development, such as the Company, are required to pay user fees of more than $250,000 upon submission of an NDA. No fee is required for the submission of an NDA for an orphan drug and waivers of the use fee are also available under other circumstances. In addition to regulations enforced by the FDA, The Company is subject to regulation under the Occupational Safety and Health Act, the Environmental

Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. For marketing outside the United States, The Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

PATENTS AND PROPRIETARY RIGHTS

        The Company's success may depend in large measure upon its ability to obtain patent protection for its products, maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained patent coverage, either directly or through licenses from third parties, for some of its products The Company currently owns or has licensed a total of 13 issued and 5 allowed U.S and foreign patents covering Cordox(TM) and Ceresine(TM) in a variety of ischemic disorders. It also holds an exclusive license to 5 U.S. and foreign patents on the Dermaflo(TM) technology. Additionally, the Company has eight U.S. patents and three exclusive licenses associated with RiboGene's drug discovery and development programs.

        The Company had acquired intellectual property associated with its intranasal program, they include: Emitasol(R), for diabetic gastroparesis and emesis associated with chemotherapy, Migrastat(TM), for migraine, and intranasal benzodiazepines for various conditions such as anxiety, seizures, panic attacks and sleep disorders. The Company has licensed rights to Emitasol(R) in North America, Italy, Chile, Austria and certain former Eastern European countries. The Italian licensee received approval to market Emitasol(R) in Italy. There can be no assurance that the foreign licensees will obtain the necessary regulatory approvals to market Emitasol(R), or that, in the event such approvals are obtained, that Emitasol(R) will achieve market acceptance in such countries, or that the Company will ever realize royalties on sales of Emitasol(R) in such countries.

        In April 1997, the Company entered into an agreement with CSC Pharmaceuticals Ltd., ("CSC") of Vienna, Austria for the sale and distribution of Emitasol(R) in Austria, Eastern Europe and the Russian Federation. Under the terms of the agreement, CSC is obligated to file for regulatory approval in Austria on its behalf and three other European Union countries (as directed by and for the benefit of the Company) for the purpose of obtaining European Union approval to market the product via the Mutual Recognition process. CSC filed for approval in Austria in 1998 and in the Czech Republic in 1998. In the event the Company licenses a third party in a European Union country other than Austria, and the third party obtains marketing approval through substantial reliance on the marketing approval obtained by CSC, on behalf of the Company, in any of the three designated countries, the Company will pay CSC 10% of all up front consideration received from the third party, other than payment for equity, up to a maximum of 200% of CSC's expenses for obtaining such marketing approval. In a separate agreement, the Company's Italian Licensee, Crinos, has agreed to manufacture Emitasol(R) for CSC and any other licensees. There can be no assurance that CSC will obtain approval in Austria or that if approval is obtained, CSC will file for and obtain approval in the other EU countries.

        In December 1999, the Company entered into an agreement with Laboratorios Silesia S.A. for marketing of Emitasol(R) (metoclopramide nasal spray) in Chile. The Company received a small up-front payment and will receive royalties on the net sales of Emitasol(R) in the territory. Located in Chile, Silesia specializes in the marketing of pharmaceutical products to the Chilean market. The company was founded over 50 years ago and represents, in Chile, several large multinational pharmaceutical companies.

        In addition to the patents issued and allowed as mentioned above, the Company has also filed several other patent applications in the United States and abroad on its various products and expects to file additional applications in the future. There can be no assurance that any of these patent applications will be approved, except where claims have already been examined and allowed, or that the Company will develop additional proprietary products that are patentable. Nor can there be any assurance that any patents issued to the Company or its licensors will provide the Company with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on the ability of the Company to conduct its business. Furthermore, because patent applications in the United States are maintained in secrecy until issue, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first chronologically to make the inventions covered by each of its pending U.S. patent applications, or that it was the first to file patent applications for such inventions. In the event that a third party has also filed a U.S. patent application for any of its inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of the invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. In addition, there can be no assurance that the Company' U.S. patents, including those of its licensors, would be held valid by a court of law of competent jurisdiction. If patents are issued to other companies that contain competitive or conflicting claims which ultimately may be determined to be valid, there can be no assurance that the Company would be able to obtain a license to any of these patents.

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

        Under the Drug Price Competition and Patent Term Restoration Act of 1984, including amendments implemented under GATT, the period of enforceability of a first or basic product patent or use patent covering a drug may be extended for up to five years to compensate the patent holder for the time required for FDA regulatory review of the product. This law also establishes a period of time following FDA approval of certain drug applications during which the FDA may not accept or approve applications for similar or identical drugs from other sponsors. Any extension under the Patent Term Restoration Act and any extension under GATT are cumulative. There can be no assurance that the Company will be able to take advantage of the patent term extensions or marketing exclusivity provisions of these laws. While the Company cannot predict the effect that such changes will have on its business, the adoption of such changes could have a material adverse effect on the Company' ability to protect its proprietary information and sustain the commercial viability of its products. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents.

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

SCIENTIFIC AND OTHER PERSONNEL

        At December 31, 1999, the Company had 59 full-time employees, thirty-four of the Company's employees engaged in, or directly support, the Company's research and development activities. Of the employees engaged in research and development activities, eleven hold Ph.D. degrees, one of which also holds a M.D. In the first quarter of 2000, the Company discontinued its drug discovery programs and terminated 11 employees associated with early stage drug discovery.

        The Company's success will depend in large part on its ability to attract and retain key employees. The Company's potential growth and expansion into areas and activities requiring additional expertise, such as clinical development and regulatory affairs and manufacturing, are expected to place increased demands on the Company's management skills and resources. These demands are expected to require a substantial increase in management and scientific personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. The failure to attract and retain such personnel or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on and Need for Additional Key Personnel" and "Management."

RISKS

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE SUFFICIENT REVENUE TO ACHIEVE PROFITABILITY.

        We have a history of consistent operating losses. Further, we expect that substantial and increasing operating losses will continue over the next several years. To date, our revenues have been generated principally from sales of Glofil-125 and Inulin and Ethamolin(R). We do not expect Cordox(TM), Ceresine(TM), or any of the compounds currently in pre-clinical testing to be commercially available for a number of years, if at all. Further, our revenues will also be dependent on the approval and sale of Emitasol(R) in conjunction with Shire Pharmaceuticals Group plc. Although new product launches are planned, there can be no assurance that sufficient revenues from new products will be generated. Further, there can be no assurance that we will ever generate sufficient revenues to become profitable. Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon its ability to: acquire additional marketed products; finance product acquisitions; increase sales of current products; finance the growth of our sales and marketing organization; enter into agreements with corporate partners for product research, development and commercialization; obtain regulatory approvals for products; and obtain FDA approval of its manufacturing facility and successfully manufacture products.

WE MAY BE UNABLE TO EXPAND OUR SALES AND MARKETING FORCE IN ORDER TO ACHIEVE ITS COMMERCIAL POTENTIAL

        Our current sales and marketing force is not large enough to fully exploit the potential of Glofil-125, Inulin and Ethamolin(R). Further, it is not large enough to directly market and sell the Dermaflo(TM) product line nor does it currently have any personnel with experience in the burn and wound care markets. If we cannot financially support a larger sales force or are unable to add enough qualified people to that organization, then we will not be able to exploit our products' potential, which could materially harm our ability to survive.

IF WE FAIL TO MAINTAIN OR ENTER INTO NEW CONTRACTS RELATED TO COLLABORATIONS AND IN-LICENSED OR ACQUIRED TECHNOLOGY AND PRODUCTS, OUR BUSINESS COULD ADVERSELY BE AFFECTED.

        Our business model has been dependent on our ability to enter into licensing and acquisition arrangements with commercial or academic entities to obtain technology or marketed products for development and commercialization. Disputes may arise regarding the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and its licensors or scientific collaborators. Additionally, many of our existing in-licensing and acquisition agreements contain milestone-based termination provisions. Our failure to meet any significant milestones in a particular agreement could allow the licensor or seller to terminate the agreement. In addition, we may not be able to negotiate additional license and acquisition agreements in the future on acceptable terms, if at all. In addition, current license and acquisition agreements may be terminated, and we may not be able to maintain the exclusivity of its exclusive licenses.

        There can be no assurance that any collaborators will commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating our discoveries. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with the company. The amount and timing of resources devoted to these activities by the parties could depend on the achievement of milestones by us and otherwise generally will be controlled by other parties. In addition, we expect that our agreements with future collaborators will likely permit the collaborators to terminate their agreements upon written notice to us. This type of termination would substantially reduce the likelihood that the applicable research program or any lead candidate or candidates would be developed into a drug candidate, would obtain regulatory approvals and would be manufactured and successfully commercialized. Therefore, any such termination could materially harm the company's business.

        There can be no assurance that any of our collaborations will be successful in developing and commercializing products or that we will receive milestone payments or generate revenues from royalties sufficient to offset its significant investment in product development and other costs. There also can be no assurance that disputes will not arise in the future with our collaborators, including with respect to the ownership of rights to any technology developed pursuant to the collaboration. These and other possible disagreements with our collaborators could lead to delays or interruptions in, or termination of, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations.

WE EXPECT TO INCUR EXPENSE RELATED TO OUR COLLABORATION AGREEMENT WITH SHIRE PHARMACEUTICALS GROUP PLC

        We are obligated to fund one-half of clinical development expense for Emitasol under its corporate partnering agreement with Shire Pharmaceuticals Group plc, up to an aggregate of $7 million. Accumulated payments made to Shire amounted to $1,261,000 through December 31, 1999.

OUR SUCCESS DEPENDS IN PART ON TIMELY COMPLETION OF DERMAFLO(TM) MANUFACTURING FACILITY AND THE COMMERCIALIZATION OF DERMAFLO(TM)

        In order to commercialize our current Dermaflo(TM) technology, we will need to complete and validate our manufacturing facility in Lee's Summit, Missouri and validate various methods, systems and processes. In addition, the facility must successfully pass an inspection by the FDA and comply with local, state and federal requirements. We cannot provide assurance that we will be able to meet these requirements and no assurance that the facility will pass the FDA inspection. Our failure to meet these requirements or for the facility to pass FDA inspection could materially harm our business.

OUR BUSINESS COULD BE HARMED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS

        Our success will depend in part on its ability to: obtain patents for its products and technologies; protect trade secrets; operate without infringing upon the proprietary rights of others; and prevent others from infringing on our proprietary rights.

        We will only be able to protect its proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and are otherwise protectable under applicable law. We will, attempt to protect our proprietary position by filing United States and foreign patent applications related to our proprietary products, technology, inventions and improvements that are important to the development of our business.

        The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Pending patent applications, we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have has developed or that we will develop. The laws of some foreign countries may not protect the company's intellectual property rights to the same extent as do the laws of the United States.

        In addition to patents, we will rely on trade secrets and proprietary know-how. We currently seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by competitors.

        Our success will further depend, in part, on its ability to operate without infringing the proprietary rights of others. There can be no assurance that its activities will not infringe patents owned by others. We could incur substantial costs in defending itself in suits brought against it or any licensor. Should our products or technologies be found to infringe patents issued to third parties, the manufacture, use and sale of its products could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of its products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the company, if at all.

OUR INABILITY TO SECURE ADDITIONAL FUNDING COULD LEAD TO A LOSS OF YOUR
INVESTMENT

        We will require substantial capital resources in order to acquire new products, increase sales of existing products, and conduct its various clinical development programs. Our future capital requirements will depend on many factors, including the following: product sales performance, cost for expansion of the sales force operating efficiencies, cost of clinical and development programs, and the acquisition of additional product candidates

        We will require additional funding, which we anticipate obtaining through corporate partnerships and public or private debt or equity financings.

        However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to delay, reduce the scope of, eliminate or divest one or more of its product acquisition, clinical programs or manufacturing efforts. Failure on our part to obtain additional financing or generate sufficient revenues may also lead to a default under the financial condition covenants of our bank credit line agreements. We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements and interest income will be sufficient to fund its current and planned operations the into first quarter of 2001.

OUR BUSINESS COULD BE HARMED BY INTENSE COMPETITION

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products which target the same diseases and conditions that we will target. For example, there are products on the market that compete with Glofil-125, Inulin and Ethamolin(R) and there is another company in late stage clinical trials of a drug for sickle cell crisis patients, which if approved by the FDA, would compete with Cordox(TM).

        Moreover, technology controlled by third parties that may be advantageous to our business, may be acquired or licensed by competitors of the company, preventing us from obtaining this technology on favorable terms, or at all.

        Our ability to compete will depend on our abilities to create and maintain scientifically advanced technology and to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology.

        Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, clinical testing, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also seek patent protection and establish collaborative arrangements for clinical development, manufacturing and marketing of products similar to ours. These companies and institutions will compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to: product efficacy and safety; the timing and scope of regulatory approvals; availability of resources; reimbursement coverage; price; and patent position, including potentially dominant patent positions of others.

        There can be no assurance that competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which we are developing or which would render our technology and future drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly than we will. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market specific products. There can be no assurance that drugs resulting from our development efforts, or from the joint efforts of our existing or future collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that we will obtain regulatory approval in the United States or elsewhere.

OUR RELIANCE ON CONTRACT MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS

        We will rely on third party contract manufacturers to produce the clinical supplies for Emitasol(R), Cordox(TM) and Ceresine(TM) and for the marketed products, Glofil-125, Inulin and Ethamolin(R), and other products that may be developed or commercialized in the future. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with its manufacturers, we would lose sales and its clinical testing would be delayed, leading to a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of these products. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, the FDA approval of our products will not be granted.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET

        Any products that we successfully develop, if approved for marketing, may never achieve market acceptance. These products, if successfully developed, will compete with drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize any products that we may develop or that our corporate partners may develop.

        The degree of market acceptance of any products that we develop will depend on a number of factors, including: the establishment and demonstration of the clinical efficacy and safety of the product candidates; their potential advantage over alternative treatment methods; reimbursement policies of government and third-party payors; and our ability to effectively market and promote the products.

OUR BUSINESS AND PRODUCT APPROVALS MUST COMPLY WITH STRICT GOVERNMENT REGULATION

        Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances: would adversely affect the marketing, selling and distribution of any products that we develop or by our corporate partners; could impose significant additional costs on us and our corporate partners; could diminish any competitive advantages that we or our corporate partners may attain; and could adversely affect our ability to receive royalties and generate revenues and profits.

        Regulatory approval, if granted, may entail limitations on the indicated uses for which the new product may be marketed that could limit the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing FDA good manufacturing practices. The FDA has recently revised the good manufacturing practices regulations. Failure to comply with applicable regulatory requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing applications and criminal prosecution.

        In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the development, production and marketing of the combined company's products. We may be required to incur significant costs to comply with current or future laws or regulations.

WE WILL FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTH CARE REFORM

        In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as: government health administration authorities; private health insurers; health maintenance organizations; pharmacy benefit management companies; and other healthcare-related organizations.

        Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of health care. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our or our corporate partners' products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. Our or our corporate partners' products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on their investment and that failure could materially harm the company's.

OUR BUSINESS MAY BE AFFECTED BY PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

        Our business will expose it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by us or our collaborators in clinical trials may expose it to product liability claims and possible adverse publicity. These risks will expand for any of our drug candidates that receive regulatory approval for commercial sale. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance, however, there can be no assurance that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, if at all, or that a product liability claim would not harm our reputation, stock price or our business.

WE WILL BE DEPENDENT ON KEY PERSONNEL

        We are highly dependent on the services of Charles J. Casamento, President, Chief Executive Officer and Chairman of the Board. Mr. Casamento has executed an employment agreement. However, there can be no assurance that Mr. Casamento will continue to be employed by us in the future. The loss of Mr. Casamento could materially harm our business. The potential growth and expansion of our business is expected to place increased demands on our management skills and resources. These demands are expected to require a substantial increase in management and scientific personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel to perform manufacturing, research and development work and qualified scientific personnel development work in the future will also be critical to our success. There can be no assurance that we will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the extensive competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel.

WE COULD BE ADVERSELY AFFECTED BY OUTSTANDING LITIGATION

        We area defendant in a lawsuit brought in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. and the Trustee of The Baron Group, Inc., the parent of A.R. Baron. The complaint alleges that A.R. Baron and the Baron Group made preferential or fraudulent transfers of funds us prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee is seeking return of the funds, totaling approximately $3.2 million. We believe that the Trustee's claims are unfounded and are contesting the allegations in the complaint vigorously. We contend that the transfers challenged by the Trustee relate to (1) the exercise by A.R. Baron in 1995 of unit purchase options issued to it in 1992 as part of its negotiated compensation for underwriting our initial public offering and (2) the repayment by the Baron Group of the principal and interest (at 12% per annum) payments and loan extension fees related to collateralized loans made to it byus in 1995 and 1996. There can be no assurance that we will prevail in this lawsuit. Further, if we do not prevail, then there is no assurance that we will have sufficient insurance coverage to pay any costs, expenses and losses. If we do not prevail and if we do not have sufficient insurance coverage, then the financial condition could be materially harmed.

ITEM 2. PROPERTIES

        The Company leases four buildings. The Company headquarters, which includes the Finance, Administration, Sales and Marketing, Clinical Research, Regulatory Affairs and Drug Discovery departments, is located in Hayward California. The building includes 30,000 square feet of laboratory and office space, under a lease that expires in November 2012. The Company has sublet 5,000 square feet of the facility through February 28, 2001. As a result of the Company's termination of its drug discovery programs, the Company will no longer have a need for its 10,000 sq.ft. of laboratory space and intends to sublease the Hayward laboratory space in the first half of 2000. The Company is currently in negotiations with potential sub-lessees for sub-leasing the laboratory space.

        The Company leases two buildings in Carlsbad, California. The Company's distribution, quality control and quality assurance functions are located in 18,339 square feet of space located at 2714 Loker Avenue West. In April 1997, the Company subleased its other building in Carlsbad located at 2732 Loker Avenue West to another pharmaceutical company.

        The Company has leases on two floors in the 2714 Loker Avenue West property, one of which commenced in April 1996 and has a term of 69 months, and the other of which commenced in November 1996 and has a term of 61 months. The lease on the 2732 Loker Avenue West property commenced in December 1993 and has a term of 81 months. Both leases have clauses providing for rent increases at various points in time during the terms of the leases. The subtenant's lease covers the remainder of the Company' original lease term plus a 36-month option, and the subtenant's rental payments to the Company exceed the Company' rental payments to the landlord. In addition, the sublease provides for annual rent increases.

        The Company's manufacturing facility for the Dermaflo(TM) product line is located in Lee's Summit, Missouri. The Company leased temporary space in the Missouri building in December 1998 and began improving certain space to meet its needs for manufacturing the Dermaflo(TM) product line. The Company has been paying monthly operating expenses on the temporary space since inception and began paying monthly rental on the permanent space commencing January 1, 2000.

ITEM 3. LEGAL PROCEEDINGS

        In July 1998, The Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. and the Trustee of The Baron Group, Inc., the parent of A.R. Baron. The complaint alleges that A.R. Baron and the Baron Group made preferential or fraudulent transfers of funds to The Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron group. The Trustee is seeking return of the funds, totaling $3.2 million. The Company believes that the Trustee's claims are unfounded and intends to contest the allegations in the complaint vigorously. The Company contends that the transfers challenged by the Trustee relate to (1) the exercise by A.R. Baron in 1995 of unit purchase options issued to it in 1992 as part of its negotiated compensation for underwriting the Company' initial public offering and (2) the repayment by the Baron group of the principal and interest (at 12% per annum) payments and loan extension fees related to collateralized loans made to it by the Company in 1995 and 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 5, 1999, we convened a meeting of the shareholders of our Common Stock to approve and adopt five proposals: (1) (i) To approve and adopt the agreement and plan of reorganization dated as of August 4, 1999, among Cypros Pharmaceutical Corporation, Cypros Acquisition Corporation, a newly-formed, wholly-owned subsidiary of Cypros incorporated in Delaware, and RiboGene, Inc., a Delaware corporation, (ii) the merger of Cypros Acquisition Corporation with and into RiboGene and (iii) the issuance of shares of common stock and preferred stock of Cypros pursuant to the agreement and plan of reorganization; (2) To approve an amendment to the Cypros Restated Articles of Incorporation, as amended, to provide for (i) an increase of the authorized shares of common stock to 75,000,000, (ii) an increase of the authorized shares of preferred stock to 7,500,000, (iii) authorize the Cypros board to designate the rights, preferences, privileges and restrictions of additional shares of Cypros preferred stock, (iv) designate shares of Cypros Series A Preferred Stock to be issued in connection with the merger and (v) a change of the Cypros name to Questor Pharmaceuticals, Inc.; (3) To approve an amendment to the Cypros Bylaws, as amended, to change the authorized number of directors, upon the merger, to not less than four nor more than nine directors; (4) To approve and adopt an increase in the authorized shares reserved for issuance under Cypros 1992 Stock Option Plan to 7,500,000 shares; (5) To approve an increase in the authorized shares reserved for issuance under the 1993 Non-Employee Directors' Equity Incentive Plan to 750,000 shares.

     Voting for the aforementioned proposals was tabulated as follows:

                    For                 Against             Abstain       Non-Vote
Proposal 1          10,363,786          935,125             26,882          -

Proposal 2          10,081,446         1,205,425            38,922          -

Proposal 3           9,891,059         1,399,864            34,870          -

Proposal 4           9,286,710         1,994,686            44,397          -

Proposal 5           9,551,512         1,726,784            47,497          -

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        The Common Stock of the Company was quoted on the Nasdaq National Market System under the symbol "CYPR" until January 1998. In January 1998, the Company was listed on the American Stock Exchange, Inc. under the symbol "CYP". On November 17, 1999, the Company changed its name to Questcor Pharmaceuticals, Inc. and began trading under the symbol "QSC".

        The following table sets forth for the calendar quarters indicated, the high and low sales prices of the Common Stock on the Nasdaq National Market System and the American Stock Exchange, Inc., as reported in published financial sources, for the periods that the Common Stock was quoted or listed.

                                                  High                         Low
                                                 -----                        -----
Period ended December 31, 1999
Two months ended 09/30/99                        $2.25                        $1.81
Quarter ended 12/31/99                           $1.94                        $1.13

Year ended July 31, 1999
First Quarter                                    $3.88                        $2.25
Second Quarter                                   $4.19                        $2.25
Third Quarter                                    $3.19                        $2.19
Fourth Quarter                                   $2.69                        $1.18

Year ended July 31, 1998
First Quarter                                    $6.12                        $3.75
Second Quarter                                   $6.00                        $3.81
Third Quarter                                    $4.75                        $3.50
Fourth Quarter                                   $5.43                        $3.37


        The last sales price of the Common Stock on March 23, 2000 was $3.44. As of March 23, 2000, there were approximately 248 holders of record of the Company's the Common Stock.

        The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. The Company did not sell any securities during the fourth quarter of fiscal 1999.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth certain financial data with respect to The Company. The selected financial data should be read in conjunction with the Company's Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.


                                FIVE MONTHS ENDED
                                   DECEMBER 31                                   YEARS ENDED JULY 31,
                            -----------------------       --------------------------------------------------------------------
                             1999(1)         1999           1999           1998           1997           1996           1995
                            --------       --------       --------       --------       --------       --------        -------
                                         (unaudited)                      (in thousands, except per share data)
STATEMENT OF
  OPERATIONS DATA:
Net product sales           $    624       $    897       $  2,518       $  3,446       $  2,428       $  1,275        $    --
Total revenues                   956            908          2,569          3,616          2,527          1,546            250
Total operating
costs and expenses            23,257          3,982         10,026          9,910         (8,004)         4,988          3,910
Loss from
operations                   (22,301)        (3,074)        (7,457)        (6,294)        (5,477)        (3,847)        (3,660)
Other income
(expense), net                    91            335            673            721         (1,198)           758            547
Net loss                     (22,210)        (2,739)        (6,784)        (5,573)        (6,675)        (3,090)        (3,113)

Net loss per share
- basic and diluted            (1.22)         (0.17)         (0.43)         (0.37)         (0.54)         (0.27)         (0.32)
Shares used in computing
   net loss per share -
   basic and diluted          18,240         15,712         15,712         15,187         12,303         11,518          9,860


                                         DECEMBER 31                                  AT JULY 31,
                                         -----------      --------------------------------------------------------------------
                                             1999           1999           1998           1997           1996           1995
                                           --------       --------       --------       --------       --------       --------
                                                                      (in thousands)
BALANCE SHEET
DATA:
Cash, cash equivalents and                 $ 21,699       $  7,263       $ 13,445       $ 14,567       $ 15,997       $ 13,442
investments
Working capital                              16,943          5,261         13,379         13,076         15,384         12,934
Total assets                                 32,221         13,140         19,736         21,345         20,266         14,175
Long-term obligations                         6,078            147            217          4,176          6,624            195
Common stock                                 65,423         41,497         41,328         32,345         23,421         20,945
Accumulated deficit                         (51,724)       (29,514)       (22,730)       (17,157)       (10,482)        (7,392)
Total shareholders' equity                   18,707         11,914         18,511         15,026         12,635         13,366


(1) Includes the results of operations of RiboGene, Inc. from November 17, 1999 through December 31, 1999, including a one-time charge for restructuring costs and a non-cash charge for acquired in process research and development costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which Questcor's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. Questcor's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business", "Licenses", "Manufacturing", "Sales and Marketing", "Competition", "Government Regulation", "Patents and Proprietary Rights", those discussed in the S-4 Registration Statement File No. 333-87611 filed with U.S. Securities and Exchange Commission, as well as those discussed in any documents incorporated by reference herein or therein.

OVERVIEW

        The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA approved products, Glofil-125 and Inulin, in August 1995, acquired a third FDA approved product, Ethamolin(R), in November 1996, and acquired the Dermaflo(TM) topical burn/wound care technology and two FDA approved products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, the Company changed its name from Cypros Pharmaceutical Corporation to Questcor Pharmaceuticals, Inc. after completing a merger with RiboGene, Inc. As a result of the merger, each outstanding share of RiboGene's common stock was converted into 1.509 shares of common stock of the Company and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of Series A preferred stock of the Company. The merger resulted in the issuance of approximately 8,735,000 shares of the Company's common stock and 2,156,000 shares of the Company's Series A preferred stock, valued at an aggregate of $23,643,000. The purchase price also included approximately $5,310,000 related to outstanding RiboGene stock options and outstanding warrants assumed by the Company and $1,065,000 of transaction costs, for an aggregate purchase price of $30,019,000.

        The merger transaction was accounted for as a purchase. A write-off of $15,168,000 for in-process research and development acquired from RiboGene is included in the Company's statement of operations for the five months ended December 31, 1999. The intangible assets acquired will be amortized over their estimated useful lives of 3 years. The Company has sustained an accumulated deficit of $51,724,000 from inception through December 31, 1999. The Company expects to incur significant operating losses over the next several years due primarily to expanded clinical testing of its product candidates and commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of the Company's clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments.


RESULTS OF OPERATIONS

Five months ended December 31, 1999 compared to the five months ended December 31, 1998

        For the five months ended December 31, 1999, the Company incurred a net loss of $22,210,000, or $1.22 per share, compared to a net loss of $2,739,000, or $0.17 per share, for the five months ended December 31, 1998. During the five months ended December 31, 1999, the Company completed its merger with RiboGene, Inc. As a result of the merger, operations for the period include a one-time non-cash charge of $15,168,000 for acquired in-process research and development and a $1,530,000 one-time charge for restructuring costs, primarily related to severance of former Cypros employees. Exclusive of these one-time charges, net loss for the period totaled $5,512,000, $0.30 per share, representing a $2,773,000 increase over the comparable 1998 period.

        Revenue for the period ending December 31, 1999, totaled $956,000 as compared to $908,000 for the 1998 period. The principal factor for the increase in revenue was the addition of contract research and grant revenue associated with RiboGene. While total revenue increased in the current period, wholesale stocking during previous periods and competition from certain medical devices in the Ethamolin(R) market contributed to a 30% or $273,000 decrease in product sales. Management is in the process of developing a marketing plan that will address competitive products in the Ethamolin(R) market.

        Costs of product sales increased 85% for the five months ending December 31, 1999, compared to the same period ending December 31, 1998. The significant increase in the cost of product sales results from the initial production and sale of the Company's topical triple antibiotic wound care product in 1999. Management anticipates that the gross margin for this product will improve as production levels increase. It is further anticipated, that the overall Company gross margin will decrease as the lower margin wound care products are added to the current high margin drug products. Gross profit for the five month period ending December 31, 1999 totaled $124,000 or 20% compared to $626,000 or 70% in the prior year same period when sales included Ethamolin(R), Glofil-125 and Inulin only.

        Sales and marketing expense increased by 29% to $946,000 during the five months ended December 31, 1999 from $733,000 in the comparable 1998 period. This increase is principally due to personnel recruiting costs.

        Increased patient enrollment and site costs related to the Cordox(TM) sickle cell trial contributed to a $213,000, or 20% increase in product development expense, as such costs increased to $1,266,000 during the five months ended December 31, 1999 from $1,053,000 during the comparable 1998 period.

        During the five months ended December 31, 1999, discovery research expense increased by $1,008,000, or 173% to $1,589,000 from $581,000 during the comparable period in 1998. This increase is principally due to increases in expenditures related to the development of the Dermaflo(TM) technology and the acquisition of the RiboGene drug discovery and drug development efforts in November 1999. In January 2000, the Company terminated its research collaboration with Dainippon. As a result, the Company discontinued all early stage drug discovery programs.

        There are significant variances in expenses between the five months ended December 31, 1999 and the comparable 1998 period as a result of expenses associated with the RiboGene merger. These 1999 expenses include: a non-cash charge of $15,168,000 for acquired in-process research and development costs associated with Emitasol(R); and a charge of $1,530,000 for restructuring costs, principally for severance expenses. Costs associated with the consolidation of the corporate offices and combination of administrative functions resulted in a $847,000, or 101%, increase in general and administrative expenses to $1,684,000 for the five months ended December 31, 1999, as compared to $837,000 for the same period in 1998. Depreciation and amortization increased 13% to $574,000 in 1999 from $507,000 in the comparable 1998 period, principally due to the amortization of intangible assets associated with the acquisition of RiboGene. Interest and other income decreased by 71% to $86,000 in fiscal 1999 from $300,000 in the prior fiscal year, as a result of a decrease in average cash balances in 1999.

Year ended July 31, 1999 compared to year ended July 31, 1998

        During the fiscal year ended July 31, 1999, the Company sustained a loss of $6,784,000, or $0.43 per share, compared to a loss of $5,573,000 or $0.37 per share, for the prior fiscal year. Net sales for fiscal 1999 of $2,518,000 from Glofil, Inulin and Ethamolin, plus other income of $724,000, resulting from interest, grant, and rental income, were offset by $10,026,000 in costs of sales and expenses for sales and marketing, general and administrative, product development, discovery research and depreciation and amortization. During the prior fiscal year, the net sales of $3,446,000 from the sales of Ethamolin, Glofil and Inulin and other income of $1,150,000 (principally interest income) was offset by $9,910,000 in costs of sales and expenses for sales and marketing, general and administrative, clinical testing and regulatory, and pre-clinical research and development as well as depreciation and amortization and $259,000 in amortization of discounts on its mandatory convertible notes.

        Net sales declined during the fiscal year ended July 31, 1999, principally due to increasing competition in the market served by Ethamolin and the expected decline in Glofil sales volume due to the termination in the third quarter of fiscal 1998 of a customer's two clinical trials which required Glofil to be used as part of their protocols. In addition, during the fourth quarter of fiscal 1999, the Company commenced shipments of the topical triple antibiotic wound care product, incorporating the Dermaflo technology, to its marketing partner, NutraMax Products, Inc., and thus, began introducing the related costs to the cost of sales

        Grant revenue declined 70% during fiscal 1999 to $51,000 from $170,000 in fiscal 1998, as there was only one grant in process for much of fiscal 1999, versus two during the prior fiscal year. During the last month of fiscal year ended July 31, 1999, the Company received a two-year federal grant for its glial chloride channel blocker program.

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

        General and administrative expenses decreased by 19% to $2,261,000 in fiscal 1999, from $2,802,000 in the comparable 1998 period. The decrease resulted from the fact that the 1998 period included legal and administrative costs associated with the Dermaflo acquisition.

        Discovery research expense increased by 27% to $1,614,000 in fiscal 1999 from $1,267,000 in the prior fiscal year, principally due to expenditures associated with the development of the Dermaflo(TM) technology.

        Interest and other income decreased by 27% to $590,000 in fiscal 1999 from $809,000 in the prior fiscal year, principally because Questcor had a larger investment portfolio during the prior fiscal year.

        Rental income net of related expenses decreased by 51% to $83,000 in fiscal 1999 from $171,000 in the prior fiscal year, principally due to the increases in rent expense and amortization of tenant improvement expense in fiscal 1999.

        The amortization of the discount and costs on Questcor's mandatorily convertible notes was completed in fiscal 1998, and therefore, Questcor did not have these expenses in fiscal 1999.

Year ended July 31, 1998 compared to year ended July 31, 1997

        During the fiscal year ended July 31, 1998, the Company sustained a loss of $5,573,000, or $0.37 per share, compared to a loss of $6,675,000, or $0.54 per share, for the prior fiscal year. Net sales for fiscal 1998 of $3,466,000 from sales of Glofil, Inulin and Ethamolin(R), plus other income of $1,150,000, resulting from interest, grant, and rental income, were offset by $9,910,000 in costs of sales and, expenses for sales and marketing, general and administrative, clinical testing and regulatory, pre-clinical research and development and depreciation and amortization and $259,000 in amortization of discount and costs on its mandatorily convertible notes. During the prior fiscal year, the net sales of $2,428,000 for sales of Glofil and Inulin and other income of $761,000, principally interest income, was offset by $8,004,000 in cost of sales, and expenses for sales and marketing, general and administrative, clinical testing and regulatory, and pre-clinical research and development as well as depreciation and amortization and $1,860,000 in amortization of discount and costs on the notes.

        During the third quarter of fiscal 1998, the Company announced that its largest Glofil customer had informed the Company that it would be terminating two clinical trials which require Glofil to be used as part of their protocols, which adversely affected sales in 1998 as well as subsequent periods.

        Sales and marketing expense increased by 32% to $1,310,000 in fiscal 1998 from $994,000 in the prior fiscal year, principally as a result of additional promotional costs for Glofil and increased payroll expense from pay raises and the hiring of additional personnel.

        General and administrative expense increased by 17% to 2,802,000 in fiscal 1998 from $2,397,000 in the prior fiscal year. The increase resulted from legal costs and administrative expenses associated with the Dermaflo(TM) acquisition.

        Product development expense increased by 28% to $2,521,000 in fiscal 1998 from $1,967,000 in the prior fiscal year, principally as the result of increased staffing in the quality assurance/quality control department, increased use of data input and management, statistical and other consultants to accelerate, finish and report on the Company's various clinical trials and certain toxicology studies performed during the period.

        Discovery research expense increased by 23% to $1,267,000 in fiscal 1998 from $1,032,000 in the prior fiscal year, principally due to a decrease in staffing and the completion of specific contract studies.

        Depreciation and amortization expense increased by 15% to $1,239,000 in fiscal 1998 from $1,075,000 in the prior fiscal year, principally as a result of the acquisition of Ethamolin during the prior year and the related amortization of that purchased technology.

        Sublease income increased from $63,000 to $171,000 in fiscal 1998 due to the sublease of the Company's former corporate headquarters. Interest and other income increased by 22% to $809,000 in fiscal 1998 from $662,000 in the prior fiscal year, principally due to the additional interest earned on the proceeds from the exercise of the Company's Redeemable Class B Warrants in November 1997. Research and grant revenue increased 72% to $170,000 in fiscal 1998 from $99,000 in the prior fiscal year, principally due to the receipt of two additional federal grants during fiscal 1998 versus the receipt of one in the prior fiscal year. The amortization of discount and costs on the notes decreased 86% to $259,000 in fiscal 1998 from $1,860,000 in the prior fiscal year. The majority of the principal amount of the notes was converted in the prior year, and thus, a larger amount of amortization expense occurred. The remaining principal balance of the notes was converted in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $21,699,000 compared to $5,474,000, at July 31, 1999. At December 31, 1999, working capital was $16,943,000, compared to $5,261,000 at July 31, 1999. The increase in these items is principally the result of cash and cash equivalents acquired in the RiboGene merger and the reclassification of the Company's investments to available-for-sale from held-to-maturity in 1999.

        The Company has financed its operations since incorporation primarily through public offerings, the private sale of common stock and preferred stock and from product sales. Through December 31, 1999, the Company has raised approximately $35.0 million from the sale of common and preferred stock. The Company's capital expenditures and payments under capital lease and long-term debt obligations aggregate approximately $130,000 and $91,000 for the five months ended December 31, 1999, and 1998 and $203,000, $200,000 and $192,000 for
the years ended July 31, 1999, 1998 and 1997, respectively. Cash used to fund operating activities was approximately $4,944,000 and $2,080,000 for the five months ended December 31, 1999 and 1998, and $5,124,000, $3,904,000 and
$3,460,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

        As a result of the merger with RiboGene, the Company assumed $5.0 million of long-term debt financing with a bank. The note requires monthly interest payments, at prime plus 1% (9.5% at December 31, 1999), with the principal payment due at the end of the three-year term. The note is collateralized by a perfected security interest in all unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5.0 million in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios.

        The Company leases four buildings with lease terms that range from 3 to 15 years and annual rent payments for 2000 are estimated to be $1,222,000. When the Company discontinued its drug discovery operations in early 2000, it no longer required the laboratory space. As a result, the Company intends to sublease the laboratory portion of the Hayward facility during the first half of 2000.

        The Company anticipates that its cash and cash equivalents, projected income from product sales and interest income, will enable the Company to maintain its current and planned operations into the first quarter of 2001. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future funding requirements will depend on many factors, including; any expansion or acceleration and the breath of the Company's development programs; the results of preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products, technologies or compounds, if any; the Company's ability to manage growth; competing technological and market developments; time out costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals and other factors. See "Risk Factors - Need for Additional Capital's Uncertainty of Additional Funding".

        The Company expects to seek additional funds through public or private equity financings, collaborations or from other sources. There can be no assurance that funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

Acquisition of RiboGene, Inc. Development Program

        Emitasol is the primary RiboGene development program acquired in November 1999. This program was assigned a value of $15,168,000 which was charged to acquired in-process research and development. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using discount rates and probability of technical success factors which management believes adequately reflects the substantial risk of drug development. In the valuation model, it is assumed that clinical trials are successfully completed, regulatory approval to market the product is obtained and the Company is able to manufacture the products in commercial quantities. Future cash flows, if any, will result primarily from milestone and royalty payments from Roberts and other licenses of Emitasol(R). Each of these activities is subject to significant risks and uncertainties.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 problem is the result of computer applications being written using two digits rather than four digits to define the applicable year. Any of the Company' computer applications and computer applications used by any of the Company' customers, collaborators and manufacturers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations.

        The Company tested its key computer systems and equipment, including financial, informational and operational systems, and determined that these systems were largely Year 2000 compliant. The Company completed upgrades to the systems which we determined were not Year 2000 compliant. To date, the Company has experienced no Year 2000 related problems with its information or other business systems.

        In addition to risks associated with the Company's computer systems and equipment, the Company has relationships with and are to varying degrees dependent upon, a large number of third parties that provide the Company with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities. To date, the Company is not aware of any significant Year 2000 problems encountered by its key suppliers.

        The total cost of the Year 2000 systems assessment and upgrades was funded through operating cash flows, and have been expensed. The financial impact of making the required systems changes was approximately $30,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounts Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that the adoption of SFAS 133, which will be effective for the year ending December 2001, will have no impact on its financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the impact of SAB 101 will have no material affect on its financial position or results of operations.

ITEM. 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RATE RISK

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, commercial paper and corporate notes, and all such investment held in the Company's portfolio as of December 31, 1999, mature in 2000 and 2001. The table below presents the amounts and related interest rates of the Company's investment portfolio as of December 31, 1999.

                                                                              FAIR VALUE
                                      2000            2001         TOTAL       12/31/99
                                   ----------        ------       -------     ----------
                                            (IN THOUSANDS, EXCEPT INTEREST RATES)
Assets

    Cash and cash equivalents      $10,912              $--       $10,912      $10,912

    Average interest rate             5.19%                            --           --

    Short-term investments          10,299              488        10,787       10,787

    Average interest rate             5.37%             7.5%           --           --
Liabilities

    Notes payable                       --           $5,000       $ 5,000      $ 5,000

    Average interest rate               --              9.5%           --           --


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required is hereby incorporated by reference from the information contained in the Company's definitive Proxy Statement with respect to the Company's annual Meeting of Shareholders, filed with the Commission pursuant to Regulation 14A (the "Proxy Statement") under the headings "Nominees" and "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item is hereby incorporated by reference from information continued in the Proxy Statement under the heading "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading of "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Certain Transactions" and "Executive Compensation".

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     (1)(2) Financial Statements and Schedules.

        The financial statements are incorporated herein by reference from
Exhibit 99.1, which begins with the Table of Contents on Page F- 1.

(a)     (3) Exhibits.

        See Exhibit Index on page

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUESTCOR PHARMACEUTICALS, INC.


                                         By /s/ Charles J. Casamento
                                           ----------------------------------
                                           Charles J. Casamento
                                           Chairman of the Board,
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles J. Casamento and Hans P. Schmid, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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


             Signature                            Title                                   Date
             ---------                            -----                                   ----

    /s/ Charles J. Casamento        Chairman of the Board, President and              March 30, 2000
    ---------------------------     Chief Executive Officer and Director
        Charles J. Casamento        (Principal Executive Officer)

    /s/ Hans P. Schmid              Vice President, Finance & Administration          March 30, 2000
    ---------------------------     and Chief Financial Officer
        Hans P. Schmid              (Principal Financial and Accounting Officer)


    /s/ Robert F. Allnutt           Director                                          March 30, 2000
    ---------------------------
        Robert F. Allnutt

    /s/ Digby W. Barrios            Director                                          March 30, 2000
    ---------------------------
        Digby W. Barrios

    /s/ Frank Sasinowski            Director                                          March 30, 2000
    ---------------------------
        Frank Sasinowski

    /s/ Jon Saxe                    Director                                          March 30, 2000
    ---------------------------
        Jon Saxe

    /s/ Roger G. Stoll, Ph.D.       Director                                          March 30, 2000
    ---------------------------
        Roger G. Stoll

    /s/ Virgil Thompson             Director                                          March 30, 2000
    ---------------------------
        Virgil Thompson

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
2.1            Merger Agreement entered into August 4, 1999, by and among:
               Cypros Pharmaceutical Corporation, a California corporation
               ("Parent"); Cypros Acquisition Corporation, a Delaware
               corporation and a wholly owned subsidiary of Parent ("Merger
               Sub"); and RiboGene, Inc., a Delaware corporation (the
               "Company").

10.1 Memorandum of Understanding entered into January 26, 2000 by and between Questcor Pharmaceuticals, Inc., a California corporation, and Dainippon Pharmaceuticals Co., LTD, a corporation organized under the laws of Japan.

23.1           Consent of Ernst & Young.

27.1           Financial Data Schedule.

99.1           Financial Statements and Schedules.