Form 10-Q
period 2000-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2000-05-11
CIK 891288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 0-20772

                            ------------------------

                         QUESTCOR PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     33-0476164
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                              26118 RESEARCH ROAD
                               HAYWARD, CA 94545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 732-5551

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 20, 2000 there were 24,747,648 shares of the Registrant's common stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         QUESTCOR PHARMACEUTICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
Item 1  Financial Statements and Notes (Unaudited)..................
        Consolidated Balance Sheets -- March 31, 2000 and December
        31, 1999....................................................    3
        Consolidated Statements of Operations for the three months
        ended March 31, 2000 and April 30, 1999.....................    4
        Consolidated Statement of Cash Flows - for three months
        ended March 31, 2000 and April 30, 1999.....................    5
        Notes to Consolidated Financial Statements..................    6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    9

Item 3  Quantitative and Qualitative Disclosures about Market
        Risk........................................................   11

                       PART II.  OTHER INFORMATION

Item 1  Legal Proceedings...........................................   12

Item 2  Changes in Securities and Use of Proceeds...................   12

Item 3  Defaults upon Senior Securities.............................   12

Item 4  Other Information...........................................   12

Item 5  Exhibits and Reports -- Form 8-K............................   12
        Signatures..................................................   13

                         QUESTCOR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)      (NOTE 1)
Current assets:
  Cash and cash equivalents.................................   $  9,739        $ 10,912
  Short-term investments....................................      8,415          10,787
  Accounts receivable, net of allowance for doubtful
     accounts of $200 at March 31, 2000 and $30 at December
     31, 1999...............................................        191           1,889
  Inventories...............................................        171             176
  Prepaid expenses and other current assets.................        555             412
                                                               --------        --------
          Total current assets..............................     19,071          24,176
Property and equipment......................................      2,690           2,852
Goodwill and other intangibles, net.........................      4,655           5,029
Other assets................................................        406             164
                                                               --------        --------
          Total assets......................................   $ 26,822        $ 32,221
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  2,210        $  2,444
  Accrued compensation......................................        423           1,682
  Deferred revenue..........................................         --             167
  Accrued development costs.................................      2,911           1,579
  Other accrued liabilities.................................         43             415
  Current portion of long-term debt.........................        357             348
  Current portion of capital lease obligations..............        249             240
                                                               --------        --------
          Total current liabilities.........................      6,193           6,875
Long-term debt..............................................      5,800           5,893
Capital lease obligations...................................        123             185
Other non-current liabilities...............................        613             561
Commitments
Stockholders' equity:
  Preferred stock, no par value, 7,500,000 shares authorized at March 31, 2000 and December 31, 1999, 2,155,715
     Series A shares issued and outstanding at March 31,
     2000 and December 31, 1999, (aggregate liquidation of
     $10,000 at March 31, 2000 and December 31, 1999).......      5,081           5,081
  Common stock, no par value, 75,000,000 shares authorized
     at March 31, 2000 and December 31, 1999; 24,747,648 and
     24,470,068 shares issued and outstanding at March 31,
     2000 and December 31, 1999 respectively................     66,065          65,423
  Deferred compensation.....................................        (74)            (53)
  Accumulated deficit.......................................    (56,975)        (51,724)
  Accumulated other comprehensive loss......................         (4)            (20)
                                                               --------        --------
          Total stockholders' equity........................     14,093          18,707
                                                               --------        --------
          Total liabilities and stockholders' equity........   $ 26,822        $ 32,221
                                                               ========        ========

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED
                                                              --------------------------------
                                                              MARCH 31, 2000    APRIL 30, 1999
                                                              --------------    --------------
Revenue:
  Net product sales.........................................     $   520           $   606
  Contract research revenue.................................         166                --
  Royalty revenue...........................................          12                --
                                                                 -------           -------
          Total revenues....................................         698               606
Operating costs and expenses:
  Cost of product sales.....................................         586               169
  Sales and marketing.......................................         511               365
  General and administrative................................       1,541               491
  Product development.......................................       2,065               645
  Discovery research........................................         820               511
  Depreciation and amortization.............................         536               323
                                                                 -------           -------
          Total operating costs and expenses................       6,059             2,504
                                                                 -------           -------
Loss from operations........................................      (5,361)           (1,898)
Interest and other income, net..............................          58               129
Rental income, net..........................................          52                21
                                                                 -------           -------
Net loss....................................................     $(5,251)          $(1,748)
                                                                 =======           =======
Net loss per common share:
Basic and diluted...........................................     $ (0.21)          $ (0.11)
                                                                 =======           =======
Weighted average shares of common stock outstanding.........      24,590            15,712
                                                                 =======           =======

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                              --------------------------------
                                                              MARCH 31, 2000    APRIL 30, 1999
                                                              --------------    --------------
OPERATING ACTIVITIES
Net loss....................................................     $(5,251)          $(1,748)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation.....................          13                10
  Depreciation and amortization.............................         543               334
  Deferred rent expense.....................................          52                16
  Loss (gain) on the sale of equipment......................          21                --
Changes in operating assets and liabilities, net of effects
  from acquisitions:
  Accounts receivable.......................................       1,698               121
  Inventories...............................................           5                 2
  Prepaid expenses and other current assets.................        (143)               53
  Accounts payable..........................................        (234)               69
  Accrued compensation......................................      (1,259)               --
  Deferred revenue..........................................        (167)               --
  Accrued development costs.................................       1,332                --
  Other accrued liabilities.................................        (372)               55
                                                                 -------           -------
Net cash flows used in operating activities.................      (3,762)           (1,088)
                                                                 -------           -------
INVESTING ACTIVITIES
Purchase of short-term investments..........................          --            (3,328)
Proceeds from the maturity of short-term investments........       2,388             4,651
Purchase of property, equipment and leasehold
  improvements..............................................         (28)             (255)
(Increase) Decrease in other assets.........................        (242)                2
                                                                 -------           -------
Net cash flows provided by (used in) investing activities...       2,118             1,070
                                                                 -------           -------
FINANCING ACTIVITIES
Issuance of common stock, net...............................         608                --
Repayment of long-term debt.................................         (84)                1
Repayments of capital leases/obligations....................         (53)              (28)
                                                                 -------           -------
Net cash flows (used in) provided by financing activities...         471               (27)
                                                                 -------           -------
Increase (decrease) in cash and cash equivalents............      (1,173)              (45)
Cash and cash equivalents at beginning of period............      10,912             3,016
                                                                 -------           -------
Cash and cash equivalents at end of period..................     $ 9,739           $ 2,971
                                                                 =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................     $   169           $    11
                                                                 =======           =======

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Questcor Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements are intended to be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1999, contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     In conjunction with the November 1999 acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December
31. As a result, the 1999 statement of operations and statement of cash flows have been presented for the three months ended April 30, 1999. Additionally, certain previously reported amounts have been reclassified to conform with 2000 presentation.

 2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classifications of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. The Company had previously classified certain of its investments in marketable securities as held to maturity. Upon the merger with RiboGene, the Company re-evaluated its classification policy and changed the classification of securities to be available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in accumulated other comprehensive loss, a separate component of stockholders' equity. The Company's comprehensive loss for the three months ended March 31, 2000 and 1999, respectively, approximated the Company's net loss. Held-to-maturity investments were carried at cost, adjusted for amortization of premiums and accretion of dividends. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the statement of operations, in interest and other income, net.

 3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of raw materials of $103,000 and finished goods of $68,000.

 4. RECENTLY -- ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that adoption of SFAS 133, which will be effective for the year ending December 2001, will have no impact on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure in the financial statements files with the SEC. SAB 101 outlines the basic criteria that must be met

                         QUESTCOR PHARMACEUTICALS, INC.

                                  (UNAUDITED)

to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the impact of SAB 101 will have no material affect on its financial position or results of operations.

 5. NOTES PAYABLE

     In December 1998, RiboGene received $5.0 million in proceeds from the issuance of a long-term note payable to a bank. The note required monthly interest-only payments at prime plus 1%. The rate at March 31, 2000 was 9.75%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all the unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5.0 million in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At March 31, 2000, the Company was in compliance with all required covenants.

 6. NET LOSS PER SHARE

     Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at March 31, 2000, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 5,322,329 stock options, 2,155,715 preferred shares, placement unit options for 986,898 shares and 977,207 warrants.

 7. STOCK OPTIONS AND WARRANTS

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options and purchase rights granted to employees using the intrinsic value method and, accordingly, does not recognize compensation expense for options and purchase rights granted to employees with exercise prices which are not less than fair value of the underlying common stock.

     For equity awards to non-employees, including lenders and lessors, the Company applies the Black-Scholes method to determine the fair value of such instruments. The value of these awards is periodically revalued over their vesting term and recognized as expense over the period of services received or the term of the related financing.

 8. COLLABORATION AGREEMENTS

     In January 1998, RiboGene entered into a collaboration with Dainippon for two of its targets in the antibacterial program. As part of the collaboration, Dainippon agreed to provide research support payments over three years, and fund additional research and development at Dainippon.

     In January 2000, the Company amended its existing agreement with Dainippon. In exchange for a $2.0 million cash payment and potential future milestone and royalty payments, the Company granted an exclusive, world-wide license to Dainippon to use the Company's ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company has retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market.

                         QUESTCOR PHARMACEUTICALS, INC.

                                  (UNAUDITED)

Additionally, the Company will receive a royalty on net sales that will range from 5% to 10%, depending on sales volume and territory. The original agreement anticipated a third year of research collaboration between the two firms. However, both companies agreed to terminate the antibacterial research collaboration that was established in January 1998. Hence, all drug discovery efforts of the Company will cease and will be assumed by Dainippon in Osaka, Japan.

 9. LEGAL PROCEEDINGS

     In July 1998, the Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the liquidation of the business of A.R. Baron & Co., Inc. ("A.R. Baron") and the Trustee of The Baron Group, Inc. (the "Baron Group"), the parent of A.R. Baron. The complaint alleges that A.R. Baron and the Baron Group made certain preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee is seeking return of the funds totaling $3.2 million. The Company believes that the Trustee's claims are unfounded and is contesting the allegations in the complaint vigorously. The Company contends that the transfers challenged by the Trustee related to (i) the exercise by A.R. Baron in 1995 of unit purchase options issued to it in 1992 as part of its negotiated compensation for underwriting the Company's initial public offering and (ii) the repayment by the Baron Group of the principal and interest (at 12% per annum) payments and certain loan extension fees related to certain collateralized loans made to it by the Company in 1995 and 1996 were appropriate and correct. The ultimate outcome of these matters is uncertain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note: Except for the historical information contained herein, this press release contains forward-looking statements that involve risks and uncertainties. Such statements are subject to certain factors, which may cause the Company's results to differ. Factors that may cause such differences include, but are not limited to, the Company's need for additional funding, uncertainties regarding the company's intellectual property and other research, development, marketing and regulatory risks, and, the ability of the Company to implement its strategy and acquire products and, if acquired, to market them successfully as well as the risks discussed in Questcor's transition report on Form 10-K for the fiscal year ended December 31, 1999 and the Risk Factor section of Cypros' Registration Statement on form S-4 (No. 333-87611), RiboGene's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and other documents filed with the Securities and Exchange Commission. The risk factors and other information contained in these documents should be considered in evaluating Questcor's prospects and future financial performance.

     The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin(R), in November 1996, and acquired the Dermaflo(TM) topical burn/wound care technology and two FDA-cleared products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, Cypros changed its name to Questcor Pharmaceuticals, Inc. after completing the acquisition of RiboGene, Inc. The Company has sustained an accumulated deficit of $57 million from inception through March 31, 2000. As the Company will not have positive net operating cash flow for the next few years and the Company's cost of product sales, sales and marketing, product development and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of the Company's clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering.

     In conjunction with the November 1999 acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December
31. As a result, the 1999 statement of operations and statement of cash flows have been presented for the three months ended April 30, 1999. Additionally, certain previously reported amounts have been reclassified to conform with 2000 presentation.

RESULTS OF OPERATIONS

     Three months ended March 31, 2000 compared to the three months ended April 30, 1999

     During the first quarter ended March 31, 2000, the Company incurred a loss of $5.3 million (or $0.21 per share) compared to a loss of $1.7 million (or $0.11 per share) for the quarter ended April 30, 1999. During the current quarter, the Company reported revenues of $698,000, a 15% increase over the $606,000 reported in the comparable period in the prior year, principally due to increases in sales of our rolled padded stock of NeoFlo(TM) and contract research revenue earned from the Dainippon research agreement. This increase was partially offset by declines in Ethamolin(R) and Inulin sales volumes. Ethamolin(R) sales declines were a result of wholesale stocking during previous periods and competition from certain medical devices in the Ethamolin(R) market. Sales of Inulin declined as a result of production delays at the Company's contract manufacturer. The Company's management is aggressively seeking solutions to remedy the manufacturing delays and the decline in the supply of Inulin and the shortfall of Ethamolin(R) sales.

     Cost of product sales increased 247% to $586,000 during the quarter ended March 31, 2000 from $169,000 in the comparable 1999 quarter. The increase in the cost results from the production of the Company's topical triple antibiotic rolled padded stock. Management anticipates that the gross margin for this product will improve as production levels increase.

     Sales and marketing expense increased 40% to $511,000 during the quarter ended March 31, 2000 from $365,000 in the comparable quarter ended April 30, 1999. The increase is principally due to an increase in salary and recruiting costs associated with the expansion of the sales force and expenses for sales and marketing materials.

     General and administrative expense increased 214% to $1.5 million during the quarter ended March 31, 2000 from $491,000 in the comparable quarter ended April 30, 1999. This increase was principally due to: an overall increase in management compensation that resulted from the expansion and restructuring of the Company's management team; merger related expenses associated with the consolidation of the Company's corporate offices and combination of administration functions; and bad debt expense associated with the bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code by one of the Company's major customers. To a lesser extent, public relations and insurance costs also increased during the quarter ended March 31, 2000.

     Product development increased 220% to $2.1 million during the quarter ended March 31, 2000 from $645,000 in the comparable quarter ended April 30, 1999, due to the increased costs associated with the development of Emitasol(R). There were no costs associated with Emitasol(R) during the quarter ended April 30, 1999, because Emitasol(R) was acquired in the RiboGene merger.

     Discovery research increased to 61% to $820,000 during the quarter ended March 31, 2000 from $511,000 in the comparable quarter ending April 30, 1999, due to research costs associated with drug discovery programs acquired in the RiboGene merger. Subsequent to the merger with RiboGene, the Company implemented a strategy to focus on approved pharmaceutical products and late stage drug development candidates, as a result, the Company discontinued its drug discovery programs in the first quarter of 2000. It is anticipated that drug discovery costs will decline significantly in the future and that in-house drug discovery research expenses will be limited to legal, patents and other costs to license such programs.

     Depreciation and amortization increased 66% to $536,000 during the quarter ended March 31, 2000 from $323,000 in the comparable quarter ended April 30, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger.

     In addition, net interest, net rental and other income decreased 27% to $110,000 during the quarter ended March 31, 2000 from $150,000 in the comparable quarter ended April 30, 1999. This increase was principally due to interest expenses relating to notes payable and capital leases acquired in the RiboGene merger.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as product sales.

     At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $18.1 million compared to $21.7 million at December 31, 1999. At March 31, 2000, working capital was $13.0 million, compared to $17.3 million at December 31, 1999. The decrease in both balance sheet items was principally due to the loss from operations for the current quarter and payments for accrued restructuring costs resulting from the acquisition of RiboGene, Inc.

     As a result of the merger with RiboGene, the Company assumed $5.0 million of long-term debt financing with a bank. The note requires monthly interest payments, at prime plus 1% (9.5% at December 31, 1999), with the principal payment due at the end of the three-year term. The note is collateralized by a perfected security interest in all unencumbered assets of the Company and requires that the Company maintain its depository balances. The Company is also required to comply with financial covenants based on certain ratios.

     During the quarter ended March 31, 2000, the Company implemented a strategy to focus on approved pharmaceutical products and late stage drug development candidates, as a result, the Company discontinued all drug discovery programs and intends to out-license its early stage drug targets and technology. In January 2000, the Company agreed to out-license exclusive rights to certain aspects of the Company's proprietary drug research technology to Dainippon Pharmaceutical Co., Ltd. Osaka, Japan. In exchange for a $2 million cash payment and potential future milestone and royalty payments, the Company granted an exclusive, worldwide license to Dainippon to use the Company's ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. Additionally, the Company will receive royalties on net sales that will range from 5% to 10%, depending on sales volume and territory.

     The Company anticipates that future in-house drug discovery research expenses associated with drug discovery will be limited to legal, patents and other costs to license such programs. Discovery research costs totaled $820,000 for the quarter ended March 31, 2000.

     The Company's employees, former employees and consultants exercised stock options that resulted in $608,000 of additional capital.

     In May 2000, one of the Company's major customers, NutraMax Products Inc. ("NutraMax) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company has a multi-year marketing and joint venture agreement with NutraMax Products, Inc. under which the Company is supplying its proprietary triple antibiotic product using the Dermaflo(TM) technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for the Company and NutraMax to jointly develop several new products using the Dermaflo(TM) technology and to share the development expense and profits from future sales. The Company began shipping the products to NutraMax in March 1999. Net sales to NutraMax totaled $167,000 for the year ended July 31, 1999, $35,000 for the five months ended December 31, 1999, and $226,000 for the three months ended March 31, 2000, representing 7%, 6% and 32% of total sales, respectively.

     It is anticipated that the NutraMax reorganization will have an impact on the Company's future sales and cash flow, the extent of which, will depend on the outcome of the NutraMax reorganization and/or the Company's success in identifying alternative customers for the product.

     The Company expects that its cash needs will increase significantly in future periods due to increased clinical testing activity, growth of administrative, clinical and laboratory staff and expansion of facilities to accommodate increased numbers of employees. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company into the first quarter of 2001. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future funding requirements will depend on many factors, including, any expansion or acceleration of the Company's development programs; the results of preclinical studies and clinical trials conducted by the Company or its collaborative partners or licenses, if any; the acquisition and licensing of products, technologies or compounds, if any; the Company's ability to manage growth; competing technological and market developments; time out costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk at March 31, 2000 has not changed materially from December 31, 1999, and reference is made to the more detailed disclosures of market risk included in the Company's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. OTHER INFORMATION

     Not applicable

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        EXHIBIT
        NUMBER                      DESCRIPTION OF DOCUMENT
        -------                     -----------------------
         27.1     Financial Data Schedule

     (b) REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          RIBOGENE, INC.

Date: May 11, 2000                        By:   /s/ CHARLES J. CASAMENTO
                                            ------------------------------------
                                                    Charles J. Casamento
                                                 Chairman, President & CEO

                                          By:      /s/ HANS P. SCHMID
                                            ------------------------------------
                                                       Hans P. Schmid
                                               Principal Financial and Chief
                                                      Accounting Officer
Date: May 11, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         27.1     Financial Data Schedule