Form 10-Q
period 2000-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2000-08-14
CIK 891288

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

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 8, 2000 there were 24,808,663 shares of the Registrant's common stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         QUESTCOR PHARMACEUTICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                      PART I. FINANCIAL INFORMATION

Item 1  Financial Statements and Notes (Unaudited)..................    1
        Condensed Consolidated Balance Sheets -- June 30, 2000 and
        December 31, 1999...........................................    1
        Condensed Consolidated Statements of Operations -- for the
        three months and six months ended June 30, 2000 and July 31,
        1999........................................................    2
        Condensed Consolidated Statements of Cash Flows -- for the
        six months ended June 30, 2000 and July 31, 1999............    3
        Notes to Condensed Consolidated Financial Statements........    4
        Management's Discussion and Analysis of Financial Condition
Item 2  and Results of Operations...................................    7
        Quantitative and Qualitative Disclosures about Market
Item 3  Risk........................................................   10

                        PART II. OTHER INFORMATION
Item 1  Legal Proceedings...........................................   11
Item 2  Changes in Securities and Use of Proceeds...................   11
Item 3  Defaults upon Senior Securities.............................   11
Item 4  Submission of Matters to a Vote of Security Holders.........   11
Item 5  Other Information...........................................   11
Item 6  Exhibits and Reports -- Form 8-K............................   11
        Signatures..................................................   12

                         QUESTCOR PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)      (NOTE 1)
Current assets:
  Cash and cash equivalents.................................   $  9,043        $ 10,912
  Short-term investments....................................      4,744          10,787
  Accounts receivable, net of allowance for doubtful
     accounts of $200 at June 30, 2000 and $30 at December
     31, 1999...............................................        283           1,889
  Inventories...............................................        262             176
  Prepaid expenses and other current assets.................        242             412
                                                               --------        --------
          Total current assets..............................     14,574          24,176
Property and equipment......................................      2,560           2,852
Goodwill and other intangibles, net.........................      4,249           5,029
Other assets................................................        162             164
                                                               --------        --------
          Total assets......................................   $ 21,545        $ 32,221
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,514        $  2,444
  Accrued compensation......................................        174           1,682
  Deferred revenue..........................................        197             167
  Accrued development costs.................................      2,201           1,579
  Other accrued liabilities.................................         22             415
  Short-term debt and current portion of long-term debt.....      5,359             348
  Current portion of capital lease obligations..............        211             240
                                                               --------        --------
          Total current liabilities.........................      9,678           6,875
Long-term debt..............................................        688           5,893
Capital lease obligations...................................         94             185
Other non-current liabilities...............................        676             561
Commitments
Stockholders' equity:
  Preferred stock, no par value, 7,500,000 shares authorized at June 30, 2000 and December 31, 1999, 2,155,715
     Series A shares issued and outstanding at June 30, 2000
     and December 31, 1999, (aggregate liquidation of
     $10,000 at June 30, 2000 and December 31, 1999)........      5,081           5,081
  Common stock, no par value, 75,000,000 shares authorized
     at June 30, 2000 and December 31, 1999; 24,764,684 and
     24,470,068 shares issued and outstanding at June 30,
     2000 and December 31, 1999 respectively................     66,154          65,423
  Deferred compensation.....................................       (119)            (53)
  Accumulated deficit.......................................    (60,722)        (51,724)
  Accumulated other comprehensive gain (loss)...............         15             (20)
                                                               --------        --------
          Total stockholders' equity........................     10,409          18,707
                                                               --------        --------
          Total liabilities and stockholders' equity........   $ 21,545        $ 32,221
                                                               ========        ========

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 30,    JULY 31,    JUNE 30,    JULY 31,
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------
REVENUE:
  Net product sales.................................  $   503     $   705     $ 1,023     $ 1,311
  Contract research revenue.........................       40          --         206          --
  Royalty revenue...................................       --          --          12          --
                                                      -------     -------     -------     -------
          Total revenues............................      543         705       1,241       1,311
OPERATING COSTS AND EXPENSES:
  Cost of product sales.............................      460         244       1,046         413
  Sales and marketing...............................      661         526       1,172         891
  General and administrative........................    1,396         749       2,937       1,240
  Product development...............................      901         558       2,966       1,203
  Discovery research................................      181         396       1,001         907
  Depreciation and amortization.....................      557         307       1,093         630
                                                      -------     -------     -------     -------
          Total operating costs and expenses........    4,156       2,780      10,215       5,284
                                                      -------     -------     -------     -------
Loss from operations................................   (3,613)     (2,075)     (8,974)     (3,973)
Interest and other income, net......................        1          77          59         206
Rental income (expense), net........................     (135)         54         (83)         75
Net loss............................................  $(3,747)    $(1,944)    $(8,998)    $(3,692)
                                                      =======     =======     =======     =======
Net loss per common share:
Basic and diluted...................................  $ (0.15)    $ (0.12)    $ (0.36)    $ (0.23)
                                                      =======     =======     =======     =======
Weighted average shares of common stock
  outstanding.......................................   24,761      15,712      24,672      15,712

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JULY 31,
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(8,998)    $(3,692)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation.....................       29          39
  Depreciation and amortization.............................    1,101         649
  Deferred rent expense.....................................      115          30
  Loss on the sale of equipment.............................       21          --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    1,606          38
  Inventories...............................................      (86)        (34)
  Prepaid expenses and other current assets.................      170          67
  Accounts payable..........................................     (930)        212
  Accrued compensation and employee benefits................   (1,508)         --
  Deferred revenue..........................................       30          --
  Accrued development costs.................................      622          --
  Other accrued liabilities.................................     (393)         94
                                                              -------     -------
          Net cash flows used in operating activities.......   (8,221)     (2,597)
                                                              -------     -------
INVESTING ACTIVITIES
Proceeds from the maturity (purchase) of short-term
  investments...............................................    6,080       2,837
Purchase of property, equipment and leasehold
  improvements..............................................      (48)       (560)
Decrease in other assets....................................       (2)         (4)
                                                              -------     -------
          Net cash flows provided by investing activities...    6,030       2,273
                                                              -------     -------
FINANCING ACTIVITIES
Issuance of common stock, net...............................      636          --
Repayment of long-term debt.................................     (194)        (48)
Repayments of capital leases/obligations....................     (120)        (56)
                                                              -------     -------
          Net cash flows (used in) provided by financing
           activities.......................................      322        (104)
                                                              -------     -------
Decrease in cash and cash equivalents.......................   (1,869)       (428)
Cash and cash equivalents at beginning of period............   10,912       2,937
                                                              -------     -------
Cash and cash equivalents at end of period..................  $ 9,043     $ 2,509
                                                              =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $   344     $    21
                                                              =======     =======

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     In conjunction with the November 1999 acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December
31. As a result, the statement of operations has been presented for the three and six months ended June 30, 2000 and July 31, 1999 and the statement of cash flows has been presented for the six months ended June 30, 2000 and July 31, 1999. Additionally, certain previously reported amounts have been reclassified to conform to 2000 presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classifications of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. The Company had previously classified certain of its investments in marketable securities as held to maturity. Upon the merger with RiboGene, the Company re-evaluated its classification policy and changed the classification of securities to be available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in accumulated other comprehensive gain (loss), a separate component of stockholders' equity. The Company's comprehensive gain (loss) for the six months ended June 30, 2000 and July 31, 1999, respectively, approximated the Company's net gain (loss). Held-to-maturity investments were carried at cost, adjusted for amortization of premiums and accretion of dividends. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the statement of operations, in interest and other income, net.

3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of raw materials of $107,000 and finished goods of $155,000.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and

                         QUESTCOR PHARMACEUTICALS, INC.

                                  (UNAUDITED)

disclosure in the financial statements the Company files with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is required to be adopted by the quarter ended December 31, 2000. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the impact of SAB 101 will have no material affect on its financial position or results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 is effective July 1, 2000. The Company believes the adoption of FIN 44 will not be material to the operating results and financial position of the Company.

5. NOTES PAYABLE

     In December 1998, RiboGene received $5.0 million in proceeds from the issuance of a long-term note payable to a bank. The note requires monthly interest-only payments at prime plus 1%. The rate at June 30, 2000 was 10.50%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all the unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5.0 million in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At June 30, 2000 the Company was not in compliance with at least one such financial covenant. Hence, the Company has re-classified the $5.0 million note payable from long-term to short-term debt.

6. NET LOSS PER SHARE

     Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at June 30, 2000, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 5,392,407 stock options, 2,155,715 preferred shares, placement unit options for 986,898 shares and 1,012,722 warrants.

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

                         QUESTCOR PHARMACEUTICALS, INC.

                                  (UNAUDITED)

     In January 2000, the Company amended its existing agreement with Dainippon. In exchange for a $2.0 million cash payment and potential future milestone and royalty payments, the Company granted an exclusive, world-wide license to Dainippon to use the Company's ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company has retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. Additionally, the Company will receive a royalty on net sales that will range from 5% to 10%, depending on sales volume and territory. The original agreement anticipated a third year of research collaboration between the two firms. However, both companies agreed to terminate the antibacterial research collaboration that was established in January 1998. Hence, all drug discovery efforts of the Company ceased and will be assumed by Dainippon in Osaka, Japan.

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

     In June 2000 counsel for the Company reached an agreement in principle to settle the Baron litigation for the payment by the Company of the total amount of $525,000 to the bankruptcy estates of the Baron entities. Settlement documentation is being prepared and it is anticipated that it will thereafter be submitted to the Court for approval. The Company also has reached an agreement in principle with a former insurer of Cypros in connection with the Baron litigation in which the insurer will pay the Company $150,000 in exchange for policy releases. Settlement documentation with the insurer is also being prepared. The Company believes that settling this claim for a net charge of $375,000 is an acceptable outcome to avoid incurring further legal fees and management diversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note: Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Such statements are subject to certain factors, which may cause the Company's results to differ. Factors that may cause such differences include, but are not limited to, the Company's need for additional funding, uncertainties regarding the Company's intellectual property and other research, development, marketing and regulatory risks, and, the ability of the Company to implement its strategy and acquire products and, if acquired, to market them successfully, as well as the risks discussed in Questcor's transition report on Form 10-K for the fiscal year ended December 31, 1999 and other documents filed with the Securities and Exchange Commission. The risk factors and other information contained in these documents should be considered in evaluating Questcor's prospects and future financial performance.

     The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin(R), in November 1996, and acquired the Dermaflo(TM) topical burn/wound care technology and two FDA-cleared products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, Cypros changed its name to Questcor Pharmaceuticals, Inc. after completing the acquisition of RiboGene, Inc. The Company has sustained an accumulated deficit of $ 61 million from inception through June 30, 2000. As the Company will not have positive net operating cash flow for the next few years and the Company's cost of product sales, sales and marketing, product development and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of the Company's clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering.

     In conjunction with the November 1999 acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December
31. As a result, the statement of operations has been presented for the three and six months ended June 30, 2000 and July 31, 1999. Additionally, certain previously reported amounts have been reclassified to conform with the year 2000 presentation.

     During the second quarter ended June 30, 2000, the Company, in collaboration with the Hoxworth Blood Center in Cincinnati, Ohio, began investigating the ability of Cordox(TM) to improve the biochemical and physical characteristics of stored human red blood cells.

     In the second quarter ended June 30, 2000, the Company commenced clinical data collection and assessment of Ceresine(TM) in the treatment of congenital lactose acidosis. The treatment of congenital lactic acidosis has been granted orphan status by the Office of Orphan Products Development at the FDA. This designation confers seven years of marketing exclusivity to the first licensed agent as well as certain tax advantages. An additional six months of exclusivity would be granted upon licensure if adequate studies have been conducted in pediatric subjects. Through the Orphan route, Ceresine(TM) could be licensed in a more expeditious fashion and benefit from marketing restrictions. To accelerate NDA filing, information is being retrospectively collected about subjects who have been receiving treatment for two to six years at The Mitochondrial and Metabolic Disease Center, School of Medicine, University of California, San Diego, under an Investigator IND. Once collected, the Company will evaluate this information to determine if it may be sufficient to form the clinical basis for the NDA filing.

     After a thorough review of trial design and end points, priorities, and resources in May 2000, the Company decided to terminate subject enrollment in Protocol #FDP-301B, "A dose-ranging study of the efficacy and tolerability of multiple doses of Cordox(TM) (fructose-1, 6-diphosphate) as adjunct therapy in the management of an acute, sickle cell related, painful, vaso-occlusive episode."

RESULTS OF OPERATIONS

  Three months ended June 30, 2000 compared to the three months ended July 31, 1999

     During the second quarter ended June 30, 2000, the Company incurred a loss of $ 3,747,000 (or $0.15 per share) compared to a loss of $1,944,000 (or $0.12 per share) for the quarter ended July 31, 1999. During the current quarter, the Company reported revenues of $543,000, a 23% decrease from the $705,000 reported in the comparable period in the prior year, principally due to a decrease in sales of Ethamolin(R) and Glofil. This decrease was partially offset by higher sales of rolled padded stock of NeoFlo(TM). Ethamolin(R) sales declines were a result of wholesale stocking during previous periods and competition from certain medical devices in the Ethamolin(R) market. Additionally, the Company experienced significant turnover in its sales force.

     Cost of product sales increased 89% to $460,000 during the quarter ended June 30, 2000 from $244,000 in the comparable quarter ended July 31, 1999. The increase in the cost resulted from the production of the Company's topical triple antibiotic rolled padded stock.

     Sales and marketing expense increased 26% to $661,000 during the quarter ended June 30, 2000 from $526,000 in the comparable quarter ended July 31, 1999. The increase is principally due to salary and recruiting costs associated with the expansion of the sales force and expenses for sales and marketing materials. In May 2000, the Company hired a Vice President Sales and Marketing.

     General and administrative expense increased 86% to $1,396,000 during the quarter ended June 30, 2000 from $749,000 in the comparable quarter ended July 31, 1999. This increase resulted from higher expenses for legal and other professional services as well as a charge for the tentative settlement of the A.R. Baron litigation.

     Product development expense increased 61% to $901,000 during the quarter ended June 30, 2000 from $558,000 in the comparable quarter ended July 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol(R). There were no costs associated with Emitasol(R) during the quarter ended July 31, 1999, as Emitasol(R) was acquired in the RiboGene merger.

     Discovery research expense decreased 54% to $181,000 during the quarter ended June 30, 2000 from $396,000 in the comparable quarter ending July 31, 1999, due to the Company having implemented a strategy that focused on approved pharmaceutical products and late stage drug development candidates, and as a result, the Company discontinued its drug discovery programs in the first quarter of 2000. It is anticipated that future drug discovery costs will be limited to in-house drug discovery research expenses for legal, patent and other costs to license out such programs.

     Depreciation and amortization expense increased 81% to $557,000 during the quarter ended June 30, 2000 from $307,000 in the comparable quarter ended July 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger.

     An increase in interest expense on the notes payable and lower interest income due to a decrease in the investment portfolio during the quarter ended June 30, 2000 reduced net interest income to $1,000 from $77,000 in the comparable quarter ended July 31, 1999.

     Net rental expense increased to $135,000 during the quarter ended June 30, 2000 from a net rental income of $54,000 in the comparable quarter ended July 31, 1999 due to expenses associated with the sublease of the administrative offices, laboratory premises and laboratory equipment at the Company's headquarters in Hayward. In June 2000, the Company entered into an agreement with Quantum Dot Corporation for the sublease of 15,000 sq. ft. of its laboratory and office premises at headquarters including the sublease of laboratory equipment, and sublease of the remaining 15,000 sq. ft. of office premises by December 31, 2002. This agreement should result in a net positive cash flow between the Company's cash obligations under the Master lease and the income from the sublease over the next 6 years.

  Six months ended June 30, 2000 compared to the six months ended July 31, 1999

     During the six months ended June 30, 2000, the Company incurred a loss of $8,998,000 (or $0.36 per share) compared to a loss of $3,692,000 (or $0.23 per share) for the six months ended July 31, 1999.

     During the six months ended June 30, 2000, the Company reported revenues of $1,241,000, a 5% decrease from the $1,311,000 reported in the comparable period ended July 31, 1999. This decrease is primarily due to a sales decline in Ethamolin(R), which was only partially offset by an increase in sales of the Company's topical triple antibiotic rolled padded stock.

     Cost of product sales increased 153% to $1,046,000 during the six months ended June 30, 2000 from $413,000 in the comparable period ended July 31, 1999. The increase in the cost resulted from the production of the Company's topical triple antibiotic rolled padded stock.

     Sales and marketing expense increased 32% to $1,172,000 during the six months ended June 30, 2000 from $891,000 in the comparable period ended July 31, 1999. The increase is principally due to salary and recruiting costs associated with the expansion of the sales force and expenses for sales and marketing materials. In May, 2000 the Company hired a Vice President Sales and Marketing.

     General and administrative expense increased 137% to $2,937,000 during the six months ended June 30, 2000 from $1,240,000 in the comparable period ended July 31, 1999. This increase resulted from merger related expenses associated with the consolidation of the Company's corporate offices and combination of administrative functions, higher expenses for audit, legal and other professional services, a charge for the tentative settlement of the A.R. Baron litigation as well as an increase in allowance for doubtful accounts.

     Product development expense increased 147% to $2,966,000 during the six months ended June 30, 2000 from $1,203,000 in the comparable period ended July 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol(R). There were no costs associated with Emitasol(R) during the period ended July 31, 1999, since Emitasol(R) was acquired in the RiboGene merger.

     Discovery research expense increased 10% to $1,001,000 during the six months ended June 30, 2000 from $907,000 in the comparable period ending July 31, 1999, due to higher research costs associated with drug discovery programs acquired in the RiboGene merger. During the quarter ended March 31, 2000, the Company also implemented a strategy that focused on approved pharmaceutical products and late stage drug development candidates, and as a result, discontinued its drug discovery programs. It is anticipated that future drug discovery research expenses will be limited to in-house drug discovery research expenses for legal, patent and other costs to license out such programs.

     Depreciation and amortization expenses increased 73% to $1,093,000 during the six months ended June 30, 2000 from $630,000 in the comparable period ended July 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger.

     In addition, net interest and other income for the current period decreased 71% to $59,000 from the $206,000 in the prior-year period, principally due to addition of debt with the acquisition of RiboGene.

     Net rental expense increased to $83,000 for the current period from a net rental income of $75,000 in the prior year period due to expenses associated with the sublease of the Company's administrative offices and laboratory premises in Hayward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as product sales.

     At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $13.8 million compared to $21.7 million at December 31, 1999. At June 30, 2000, working capital was $4.9 million, compared to $17.3 million at December 31, 1999. The decrease in both balance sheet items was principally due to the loss from operations for the current and prior quarters and payments for accrued restructuring costs resulting from the acquisition of RiboGene, Inc.

     As a result of the merger with RiboGene, the Company assumed $5.0 million of long-term debt financing with a bank. The note requires monthly interest payments, at prime plus 1% (10.5% at June 30, 2000), with the principal payment due at the end of the three-year term. The note is collateralized by a perfected security interest in all unencumbered assets of the Company and requires that the Company maintain its depository balances. The Company is also required to comply with financial covenants based on certain ratios. At June 30, 2000, the Company was not in compliance with at least one such financial covenant. Hence, the Company has re-classified the $5.0 million note payable from long-term to short-term debt.

     During the quarter ended June 30, 2000, the Company's employees, former employees and consultants exercised 17,000 stock options that resulted in $28,000 of additional capital.

     In May 2000, one of the Company's major customers, NutraMax Products Inc. ("NutraMax) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company has a multi-year marketing and joint venture agreement with NutraMax Products, Inc. under which the Company is supplying its proprietary triple antibiotic product using the Dermaflo(TM) technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for the Company and NutraMax to jointly develop several new products using the Dermaflo(TM) technology and to share the development expense and profits from future sales. The Company began shipping the products to NutraMax in March 1999. Net sales to NutraMax totaled $167,000 for the year ended July 31, 1999, $35,000 for the five months ended December 31, 1999, and $454,000 for the six months ended June 30, 2000, representing 7%, 6% and 37% of total revenues, respectively. As of May 2, the day NutraMax filed for protection under Chapter XI of the United States Bankruptcy Code, the Company had a claim outstanding of $191,000 as an unsecured creditor. It is unclear how much of this amount will be recovered. Since the filing date, the Company has agreed on new payment terms with NutraMax and has sold $212,000 of product for which the Company has been paid in accordance with the revised terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk at June 30, 2000 has not changed materially from December 31, 1999, and reference is made to the more detailed disclosures of market risk included in the Company's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

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

     In June 2000 counsel for the Company reached an agreement in principle to settle the Baron litigation for the payment by the Company of the total amount of $525,000 to the bankruptcy estates of the Baron entities. Settlement documentation is being prepared and it is anticipated that it will thereafter be submitted to the Court for approval. The Company also has reached an agreement in principle with a former insurer of Cypros in connection with the Baron litigation in which the insurer will pay the Company $150,000 in exchange for policy releases. Settlement documentation with the insurer is also being prepared. The Company believes that settling this claim for a net charge of $375,000 is an acceptable outcome in order to avoid incurring further legal fees and management diversion.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                          QUESTCOR PHARMACEUTICALS, INC.

Date: August 14, 2000                     By:   /s/ CHARLES J. CASAMENTO
                                            ------------------------------------
                                                    Charles J. Casamento
                                                 Chairman, President & CEO

Date: August 14, 2000                     By:      /s/ HANS P. SCHMID
                                            ------------------------------------
                                                       Hans P. Schmid
                                               Principal Financial and Chief
                                                      Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule