Form 10-Q
period 2000-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2000-11-13
CIK 891288

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from ____________ to ____________.

                         Commission file number: 0-20772

                                   ----------

                         QUESTCOR PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)


            CALIFORNIA                                        33-0476164
  (State or other jurisdiction                             (I.R.S.Employer
of incorporation or organization)                          Identification No.)


                               26118 RESEARCH ROAD
                                HAYWARD, CA 94545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 732-5551

                                   ----------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At NOVEMBER 10, 2000 there were 25,265,862 shares of the Registrant's common stock, no par value, outstanding.


================================================================================

                         QUESTCOR PHARMACEUTICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1  Financial Statements and Notes (Unaudited) .............................................         1
        Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 .................         1
        Consolidated Statements of Operations - for the three months and nine
           months ended September 30, 2000 and October 31, 1999 ................................         2
        Consolidated Statements of Cash Flows - for nine months ended September
           30, 2000 and October 31, 1999 .......................................................         3
        Notes to Consolidated Financial Statements .............................................         4
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations ..         7
Item 3  Quantitative and Qualitative Disclosures about Market Risk .............................        11


                              PART II. OTHER INFORMATION

Item 1  Legal Proceedings ......................................................................        11
Item 2  Changes in Securities and Use of Proceeds ..............................................        12
Item 3  Defaults upon Senior Securities ........................................................        12
Item 4  Submission of Matters to a Vote of Security Holders ....................................        12
Item 5  Other Information ......................................................................        13
Item 6  Exhibits and Reports - .................................................................        13
        Signatures .............................................................................        14



                                       i.

                         QUESTCOR PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     2000             1999
                                                                                 -------------     ------------
                                     ASSETS                                       (unaudited)       (Note 1)
Current assets:
  Cash and cash equivalents (which includes a compensating balance
    of $5,000) ............................................................        $  7,263         $ 10,912
  Short-term investments ..................................................           3,512           10,787
  Accounts receivable, net of allowance for doubtful accounts of $200
    at September 30, 2000 and $30 at  December 31, 1999 ...................             248            1,889
  Inventories .............................................................             150              176
  Prepaid expenses and other current assets ...............................             618              412
                                                                                   --------         --------
         Total current assets .............................................          11,791           24,176
Property and equipment ....................................................           2,094            2,852
Goodwill and other intangibles, net .......................................           3,767            5,029
Other assets ..............................................................             660              164
                                                                                   --------         --------
         Total assets .....................................................        $ 18,312         $ 32,221
                                                                                   ========         ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................        $    380         $  2,444
  Accrued compensation ....................................................             280            1,682
  Deferred revenue ........................................................             122              167
  Accrued development costs ...............................................           1,233            1,579
  Other accrued liabilities ...............................................             822              415
  Short-term debt and current portion of long-term debt ...................           5,373              348
  Current portion of capital lease obligations ............................             173              240
                                                                                   --------         --------
         Total current liabilities ........................................           8,383            6,875
Long-term debt ............................................................             566            5,893
Capital lease obligations .................................................              72              185
Other non-current liabilities .............................................             811              561
Stockholders' equity:
  Preferred stock .........................................................           5,081            5,081
  Common stock ............................................................          66,178           65,423
  Deferred compensation ...................................................             (94)             (53)
  Accumulated deficit .....................................................         (62,688)         (51,724)
  Accumulated other comprehensive income (loss) ...........................               3              (20)
                                                                                   --------         --------
         Total stockholders' equity .......................................           8,480           18,707
                                                                                   --------         --------
         Total liabilities and stockholders' equity .......................        $ 18,312         $ 32,221
                                                                                   ========         ========


                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 --------------------------    ---------------------------
                                                 SEPTEMBER 30,   OCTOBER 31,   SEPTEMBER 30,   OCTOBER 31,
                                                     2000           1999           2000           1999
                                                 -------------   -----------   -------------   -----------
Revenues:
  Net product sales .........................      $    559       $    498       $  1,581       $  1,809
  Technology revenue ........................         1,250             --          1,250             --
  Contract research revenue .................            --             --            207             --
  Royalty revenue ...........................            --             --             12             --
                                                   --------       --------       --------       --------
Total revenues ..............................         1,809            498          3,050          1,809

Operating costs and expenses:
  Cost of product sales .....................           546            355          1,592            768
  Sales and marketing .......................           468            584          1,639          1,475
  General and administrative ................         1,490            900          4,426          2,140
  Product development .......................           460            650          3,333          1,853
  Discovery research ........................           179            161          1,276          1,068
  Depreciation and amortization .............           949            289          2,042            919
                                                   --------       --------       --------       --------
       Total operating costs and
          expenses ..........................         4,092          2,939         14,308          8,223

                                                   --------       --------       --------       --------
Loss from operations ........................        (2,283)        (2,441)       (11,258)        (6,414)

Interest and other income, net ..............            37            140            102            346
Rental income (expense), net ................           280             13            192             88
                                                   --------       --------       --------       --------
Net loss ....................................      $ (1,966)      $ (2,288)      $(10,964)      $ (5,980)
                                                   ========       ========       ========       ========

Net loss per common share:
Basic and diluted ...........................      $  (0.08)      $  (0.15)      $  (0.44)      $  (0.38)
                                                   ========       ========       ========       ========
Weighted average shares of common
  stock outstanding .........................        24,771         15,723         24,705         15,716
                                                   ========       ========       ========       ========


                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 30,     OCTOBER 31,
                                                                   2000             1999
                                                               -------------     -----------
OPERATING ACTIVITIES
Net loss ................................................        $(10,964)        $ (5,980)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation .................              77              103
  Depreciation and amortization .........................           2,030              960
  Deferred rent expense .................................             171               52
  Loss on the sale of equipment .........................              20               --
  Deferred acquisition costs, net .......................              --             (573)
  Non cash gain on sale of technology ...................            (500)              --
Changes in operating assets and liabilities:

  Accounts receivable ...................................           1,641              (27)
  Inventories ...........................................              26               30
  Prepaid expenses and other current assets .............            (206)             143
  Accounts payable ......................................          (2,064)             228
  Accrued compensation and employee benefits ............          (1,402)              --
  Deferred revenue ......................................             (45)              --
  Accrued development costs .............................            (346)              --
  Other accrued liabilities .............................             486               24
                                                                 --------         --------
Net cash flows used in operating activities .............         (11,076)          (5,040)
                                                                 --------         --------

INVESTING ACTIVITIES
Proceeds from the maturity (purchase) of short-term
investments, net ........................................           7,298            4,261
Purchase of property and equipment ......................             (30)            (581)
Decrease (increase) in other assets .....................               4               (4)
                                                                 --------         --------
Net cash flows provided by investing activities .........           7,272            3,676
                                                                 --------         --------

FINANCING ACTIVITIES
Issuance of common stock, net ...........................             637               --
Repayment of long-term debt .............................            (302)             (50)
Repayments of capital leases/obligations ................            (180)             (84)
                                                                 --------         --------
Net cash flows (used in) provided by financing
activities ..............................................             155             (134)
                                                                 --------         --------

Decrease in cash and cash equivalents ...................          (3,649)          (1,498)
Cash and cash equivalents at beginning of period ........          10,912            2,937
                                                                 --------         --------

Cash and cash equivalents at end of period ..............        $  7,263         $  1,439
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ..................................        $    513         $     48
                                                                 ========         ========


                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Questcor Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000 with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

        In conjunction with the November 1999 acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December
31. As a result, statements of operations have been presented for the three and nine month periods ended September 30, 2000 and October 31, 1999 and statements of cash flows have been presented for the nine month periods ended September 30, 2000 and October 31, 1999. Additionally, certain previously reported amounts have been reclassified to conform to 2000 presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classifications of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in accumulated other comprehensive income
(loss), a separate component of stockholders' equity. The Company's comprehensive loss for the nine months ended September 30, 2000 and October 31, 1999, respectively, approximated the Company's net loss. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the statement of operations, in interest and other income, net.

3. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market and at September 30, 2000 are comprised of raw materials of $52,000 and finished goods of $98,000.

4. RECENTLY - ISSUED ACCOUNTING STANDARDS

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure in the financial statements the Company files with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is required to be implemented by the fourth quarter of 2000. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the impact of SAB 101 will have no material affect on its financial position or results of operations.

                         QUESTCOR PHARMACEUTICALS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

5. NON-CASH EXPENSES

        For the three months ended September 30, 2000, the Company recognized a non-cash charge of $303,000 related to additional depreciation expense in connection with a change in the estimated useful life of certain leased laboratory and manufacturing equipment. For the three months ended September 30, 2000, the Company recognized a non-cash expense of $50,000 as a result of an adjustment to the value of product inventory.

6. NOTES PAYABLE

        In December 1998, RiboGene received $5.0 million in proceeds from the issuance of a long-term note payable to a bank. The note required monthly interest-only payments at prime plus 1%. The rate at September 30, 2000 was 10.50%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5.0 million in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At September 30, 2000 the Company was not in compliance with at least one such financial covenant. Hence, the Company has classified the $5.0 million note payable from long-term to short-term debt. (See note 11).


7. NET LOSS PER SHARE

        Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at September 30, 2000, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 5,420,309 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 989,662 warrants.

8. STOCK OPTIONS AND WARRANTS

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

        For equity awards to non-employees, including lenders and lessors, the Company applies the Black-Scholes method to determine the fair value of such instruments. The fair value of awards that vest over a performance period are periodically revalued over their term and recognized as expense over the period of services received.

                         QUESTCOR PHARMACEUTICALS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

9. SALE OF TECHNOLOGY

        On September 27, 2000 Questcor entered into an agreement with Rigel Pharmaceuticals, Inc. to sell exclusive rights to certain proprietary antiviral drug research technology. In exchange for a cash payment of $750,000, shares of Rigel's preferred stock valued at $500,000 (or $6 per share) and future milestone and royalty payments, Questcor has assigned to Rigel certain antiviral technology, including its Hepatitis C drug discovery technology for the research, development and commercialization of pharmaceutical products.

10. LEGAL PROCEEDINGS

        In July 1998, the Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the liquidation of the business of A.R. Baron & Co., Inc. ("A.R. Baron") and the Trustee of The Baron Group, Inc. (the "Baron Group"), the parent of A.R. Baron. The complaint alleged that A.R. Baron and the Baron Group made certain preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee sought return of funds totaling $3.2 million. The Company believed that the Trustee's claims were unfounded and vigorously contested the allegations in the complaint.

        During the quarter ended June 30, 2000, the Company reached an agreement to settle the Baron litigation for the payment of a total amount of $525,000 to the bankruptcy estates of the Baron entities. Additionally, the Company also reached a settlement agreement with a former insurer in connection with the Baron litigation in which the insurer agreed to pay the Company $150,000 in exchange for policy releases. The Company believes that settling this claim for a net payment of $375,000 was an acceptable outcome to avoid incurring further legal fees and management diversion.

        On September 26, 2000, the courts formally approved the settlement and the case is now closed.


11. SUBSEQUENT EVENTS

        On October 26, 2000, the Company entered into an agreement to lease a new facility in Union City, California. The initial lease term is for 120 months, with an option for an additional five years and the commencement date is scheduled for March 1, 2001. As a condition of this agreement, the Company is to provide an irrevocable Standby Letter of Credit in the amount of $659,200 for a period of 24 months, with the face value of the Letter of Credit, subject to certain conditions, declining thereafter. The Company entered into this new lease agreement to lower rent costs as laboratory space is no longer necessary. The current sub-lessee will fully occupy the Hayward facility upon the Company's relocation.

        In November 2000, the $5.0 million long-term note payable was converted into a $5.0 million cash secured facility, the financial covenants removed and the blanket lien on all assets released.

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

OVERVIEW

        The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin(R), in November 1996, and acquired the Dermaflo(TM) topical burn/wound care technology and two FDA-cleared products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, Cypros changed its name to Questcor Pharmaceuticals, Inc. after completing the acquisition of RiboGene, Inc. The Company has sustained an accumulated deficit of $63 million from inception through September 30, 2000. As the Company will not have positive net operating cash flow for at least the next few years and the Company's cost of product sales, sales and marketing, product development and general and administrative expenses during these years will be substantial and increasing, the Company expects to incur increasing losses for the foreseeable future. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of the Company's clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering.

        In conjunction with the November 1999 acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December
31. As a result, statements of operations have been presented for the three and nine month periods ended September 30, 2000 and October 31, 1999 and statements of cash flows have been presented for the nine month periods ended September 30, 2000 and October 31, 1999. Additionally, certain previously reported amounts have been reclassified to conform to 2000 presentation.

        During the third quarter ended September 30, 2000, the Company, completed its Phase II clinical study of Emitasol(R) (Metoclopramide, Nasal Spray) in the treatment of diabetic gastroparesis, a serious complication of diabetes that substantially reduces quality of life. The study found encouraging results in terms of safety and a preliminary evaluation of efficacy.

        In summary, the study showed that both Emitasol(R) and oral metoclopramide were bioavailable when administered to diabetic gastroparesis patients. This study in disease state subjects differed from previous pharmacokinetic studies, which were conducted in normal subjects. The trial also suggested that Emitasol(R) treatment may enhance the clinical response versus oral metoclopramide. No adverse events reported were categorized as serious. The Company intends to begin a Phase III clinical trial in 2001.

        During the second quarter ended June 30, 2000, the Company, in collaboration with the Hoxworth Blood Center in Cincinnati, Ohio, began investigating the ability of Cordox(TM) to improve the biochemical and physical characteristics of stored human red blood cells. As of September 30, 2000, this study is ongoing.

        In the second quarter ended June 30, 2000, the Company commenced clinical data collection and assessment of Ceresine(TM) in the treatment of congenital lactic acidosis. The treatment of congenital lactic acidosis has been granted orphan status by the Office of Orphan Products Development at the FDA. This designation confers seven years of marketing exclusivity to the first licensed agent as well as certain tax advantages. An additional six months of exclusivity would be granted upon licensure if adequate studies have been conducted in pediatric subjects. Through the Orphan route, Ceresine(TM) could be licensed in a more expeditious fashion and benefit from marketing restrictions. To accelerate NDA filing, information is being retrospectively collected about subjects who have been receiving treatment for two to six years at The Mitochondrial and Metabolic Disease Center, School of Medicine, University of California, San Diego, under an Investigator IND. Once collected, the Company will evaluate this information to determine if it may be sufficient to form the clinical basis for the NDA filing. As of September 30, 2000, the evaluation is ongoing.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to the three months ended October 31, 1999.

        During the third quarter ended September 30, 2000, the Company incurred a loss of $ 1,966,000 (or $0.08 per share) compared to a loss of $2,288,000 (or $0.15 per share) for the quarter ended October 31, 1999.

        During the quarter ended September 30, 2000, the Company reported revenues of $1,809,000, a 263% increase from the $498,000 reported in the comparable period in the prior year, principally due to the inclusion of $1,250,000 of technology revenue from the sale of Questcor's proprietary antiviral drug research technology, HCV IRES and HCV NS5A-PKR, to Rigel Pharmaceuticals, Inc.

        Product sales for the quarter ended September 30, 2000 were $559,000, a 12% increase from $498,000 in the comparable quarter ended October 31, 1999 primarily due to an increase in Glofil sales. This increase was partially offset by declines in Ethamolin(R) sales. The sales decline of Ethamolin(R) was a result of wholesale stocking during previous periods and competition from certain medical devices in the Ethamolin(R) market.

        Cost of product sales increased 54% to $546,000 during the quarter ended September 30, 2000 from $355,000 in the comparable quarter ended October 31, 1999. The increase in the cost resulted from the production of the Company's topical triple antibiotic rolled padded stock in addition to a $50,000 write-down of the value of certain inventory in stock.

        Sales and marketing expense decreased 20% to $468,000 during the quarter ended September 30, 2000 from $584,000 in the comparable quarter ended October 31, 1999. The decrease is principally due to a significant turnover in the Company's sales force.

        General and administrative expense increased 66% to $1,490,000 during the quarter ended September 30, 2000 from $900,000 in the comparable quarter ended October 31, 1999. This increase is principally a result of higher professional fees, legal fees and personnel related costs.

        Product development expense decreased 29% to $460,000 during the quarter ended September 30, 2000 from $650,000 in the comparable quarter ended October 31, 1999, due to reduction in clinical trial costs for sickle cell anemia. After a thorough review of trial design and end points, priorities, and resources in May 2000, the Company decided to terminate subject enrollment in a dose-ranging study in sickle cell anemia.

        Discovery research expense increased 11% to $179,000 during the quarter ended September 30, 2000 from $161,000 in the comparable quarter ending October 31, 1999, due to legal costs and ongoing obligations associated with discontinued drug discovery programs including those acquired in the RiboGene merger.

        Depreciation and amortization expense increased 228% to $949,000 during the quarter ended September 30, 2000 from $289,000 in the comparable quarter ended October 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger as well as an additional charge of $303,000 to depreciation in order to reflect a change in the estimated useful life of certain leased laboratory and manufacturing equipment.

        An increase in interest expense on the notes payable and lower interest income due to a decrease in the investment portfolio during the quarter ended September 30, 2000 reduced net interest income to $37,000 from $140,000 in the comparable quarter ended October 31, 1999.

        Net rental income increased to $280,000 during the quarter ended September 30, 2000 from $13,000 in the comparable quarter ended October 31, 1999 primarily due to the sublease of a portion of the Company's Hayward facility. In June 2000, the Company entered into an agreement for the sublease of 15,000 sq. ft. of its laboratory and office premises including the sublease of laboratory equipment.


Nine months ended September 30, 2000 compared to the nine months ended October 31, 1999

        During the nine months ended September 30, 2000, the Company incurred a loss of $10,964,000 (or $0.44 per share) compared to a loss of $5,980,000 (or $0.38 per share) for the nine months ended October 31, 1999.

        During the nine months ended September 30, 2000, the Company reported revenues of $3,050,000, a 69% increase from the $1,809,000 reported in the comparable period ended October 31, 1999. This increase was primarily due to the inclusion of $1,250,000 of technology revenue from the sale of Questcor's proprietary antiviral drug research technology, HCV IRES and HCV NS5A-PKR, to Rigel Pharmaceuticals, Inc.

        Product sales decreased 13% to $1,581,000, during the nine months ended September 30, 2000 from $1,809,000 in the comparable period ended October 31, 1999. This decrease was due to declines in Ethamolin(R) sales and was partially offset by an increase in sales of our rolled padded stock of Neoflo(TM). Ethamolin(R) sales declines were a result of wholesale stocking during previous periods and competition from certain medical devices in the Ethamolin(R) market.

        Cost of product sales increased 107% to $1,592,000 during the nine months ended September 30, 2000 from $768,000 in the comparable period ended October 31, 1999. The increase in the cost resulted from the production of the Company's topical triple antibiotic padded stock in addition to a $50,000 write-down to accurately reflect the current value of inventory in stock.

        Sales and marketing expense increased 11% to $1,639,000 during the nine months ended September 30, 2000 from $1,475,000 in the comparable period ended October 31, 1999. The increase is principally due to salary and recruiting costs associated with the expansion of the sales force and expenses for sales and marketing materials.

        General and administrative expense increased 107% to $4,426,000 during the nine months ended September 30, 2000 from $2,140,000 in the comparable period ended October 31, 1999. This increase resulted from merger related expenses associated with the consolidation of the Company's corporate offices and a combination of administrative functions, higher expenses for audit, legal and other professional services, a charge for the settlement of the A. R. Baron litigation, as well as an increase in allowance for doubtful accounts.

        Product development expense increased 80% to $3,333,000 during the nine months ended September 30, 2000 from $1,853,000 in the comparable period ended October 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol(R). There were no costs associated with Emitasol during the comparable period ended October 31, 1999, since Emitasol(R) was acquired in the RiboGene merger.

        Discovery research expense increased 19% to $1,276,000 during the nine months ended September 30, 2000 from $1,068,000 in the comparable period ending October 31, 1999, due to legal costs and ongoing obligations associated with drug discovery programs including those acquired in the RiboGene merger.

        Depreciation and amortization expense increased 122% to $2,042,000 during the nine months ended September 30, 2000 from $919,000 in the comparable period ended October 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger as well as an additional charge of $303,000 to depreciation in order to reflect a change in the estimated useful life of certain leased laboratory and manufacturing equipment.

        Net interest and other income for the period ended September 30, 2000 decreased 71% to $102,000 from the $346,000 in the prior-year period, principally due to the addition of debt and lease obligations for leased laboratory equipment with the acquisition of RiboGene.


        Net rental income increased to $192,000 during the nine months ended September 30, 2000 from $88,000 in the comparable period ended October 31, 1999 primarily due to the sublease of a portion of the Company's Hayward facility.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has principally funded its activities to date through various issuances of equity securities, which have raised total net proceeds of $35 million, as well as product sales.

        At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $10.8 million compared to $21.7 million at December 31, 1999. At September 30, 2000, working capital was $ 3.4 million, compared to $17.3 million at December 31, 1999. The decrease in both balance sheet items was principally due to the loss from operations for the current and prior quarters and payments for accrued restructuring costs resulting from the acquisition of RiboGene, Inc.

        As a result of the merger with RiboGene, the Company assumed $5.0 million of long-term debt financing with a bank. The note required monthly interest payments, at prime plus 1% (10.5% at September 30, 2000), with the principal payment due at the end of the three-year term. The note was collateralized by a perfected security interest in all unencumbered assets of the Company and required that the Company maintain depository balances. The Company was also required to comply with financial covenants based on certain ratios. At September 30, 2000 the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5.0 million note payable from long-term to short-term debt. In November 2000, the $5.0 million long-term note payable was converted into a $5.0 million cash secured facility, the financial covenants removed and the blanket lien on all assets released.

        In May 2000, one of the Company's major customers, NutraMax Products Inc. ("NutraMax") filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company has a multi-year marketing and joint venture agreement with NutraMax Products, Inc. under which the Company is supplying its proprietary triple antibiotic product using the Dermaflo(TM) technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for the Company and NutraMax to jointly develop several new products using the Dermaflo(TM) technology and to share the development expense and profits from future sales. The Company began shipping the products to NutraMax in March 1999. Net sales to NutraMax totaled $167,000 for the year ended July 31, 1999, $35,000 for the five months ended December 31, 1999, and $535,000 for the nine months ended September 30, 2000, representing 7%, 6% and 34% of total revenues, respectively. As of May 2, the day NutraMax filed for protection under Chapter XI of the United States Bankruptcy Code, the Company had a claim outstanding of $191,000 as an unsecured creditor. It is unclear how much of this amount will be recovered. Since the filing date, the Company has agreed on new payment terms with NutraMax and has sold $293,000 of product for which the Company has been paid in accordance with the revised terms.

        It is anticipated that the NutraMax reorganization will have an impact on the Company's future sales and cash flow, the extent of which will depend on the outcome of the NutraMax reorganization and/or the Company's success in identifying alternative customers for the product.

        The Company expects that its cash needs will increase significantly in future periods due to increased clinical testing activity, growth of sales, marketing, administrative and clinical staff. The Company's management believes that the Company's working capital will be sufficient to fund the operations of the Company into the first quarter of 2001. The Company's future funding requirements will depend on many factors, including, any expansion or acceleration of the Company's development programs; the results of preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products, technologies or compounds, if any; the Company's ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals and other factors.

        The Company is funding a portion of its operating expenses through cash flow from product sales, but expects to seek additional funds through public or private equity financings or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

        The Company has retained the services of investment bankers to identify and pursue various financing alternatives.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk at September 30, 2000 has not changed materially from December 31, 1999, and reference is made to the more detailed disclosures of market risk included in the Company's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In July 1998, the Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the liquidation of the business of A.R. Baron & Co., Inc. ("A.R. Baron") and the Trustee of The Baron Group, Inc. (the "Baron Group"), the parent of A.R. Baron. The complaint alleged that A.R. Baron and the Baron Group made certain preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee sought return of the funds totaling $3.2 million.

        During the quarter ended June 30, 2000, the Company reached an agreement to settle the Baron litigation and pay a total amount of $525,000 to the bankruptcy estates of the Baron entities. Additionally, the Company also reached a settlement agreement with a former insurer in connection with the Baron litigation in which the insurer agreed to pay the Company $150,000 in exchange for policy releases. The Company believes that settling this claim for a net payment of $375,000 was an acceptable outcome to avoid incurring further legal fees and management diversion.

        On September 26, 2000, the courts formally approved the settlement and the case is now closed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        In December 1998, RiboGene received $5.0 million in proceeds from the issuance of a long-term note payable to a bank. The note required monthly interest-only payments at prime plus 1%. The rate at September 30, 2000 was 10.50%. The principal was due at the end of the three-year term. The loan was collateralized by a perfected security interest in all unencumbered assets of the Company and required that the Company maintain its depository accounts with the bank with a minimum of $5.0 million in aggregate cash and depository balances. The Company was also required to comply with financial covenants based on certain ratios. At September 30, 2000 the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5.0 million note payable from long-term to short-term debt.

        In November 2000, the $5.0 million long-term note payable was converted into a $5.0 million cash secured facility, the financial covenants removed and the blanket lien on all assets released.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 22, 2000, the Company held the Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

1. The election of seven directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as our directors and received the number of votes set forth below:

Director                      For          Withhold      Total Voted
Charles J. Casamento       15,253,976        6,461        15,260,437
Robert F. Allnut           15,253,826        6,611        15,260,470
Digby Barrios              15,253,826        6,611        15,260,470
Frank J. Sasinowski        15,253,826        6,611        15,260,470
Jon S. Saxe                15,253,826        6,611        15,260,470
Roger G. Stoll             15,253,826        6,611        15,260,470
Virgil D. Thompson         15,253,826        6,611        15,260,470
John T. Spitznagel         15,253,826        6,611        15,260,470


2. To approve the Questcor's 2000 Employee Stock Purchase Plan and to authorize and reserve 600,000 shares of the Company's common stock for issuance under the stock purchase plan.

Votes For                     14,919,808
Votes Against                    218,603
Votes Abstained                    3,220
Votes Not Voted                  119,914

3. To ratify the Board of Director's selection of Ernst & Young, LLP as the Company's independent accountants for the fiscal year ending December 31, 2000.


Votes For                     15,208,718
Votes Against                     50,406
Votes Abstained                    2,411
Votes Not Voted                       10

4. To transact such other business as may properly come before the Questcor Annual Meeting or any adjournment or postponement thereof.


Votes For                     13,735,062
Votes Against                    436,988
Votes Abstained                1,006,145
Votes Not Voted                   83,350


Total voted shares represented by proxy: 15,261,545
Percentage of the outstanding votable shares: 61.61%
Outstanding votable shares: 24,771,305

ITEM 5. OTHER INFORMATION

        Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        EXHIBIT
        NUMBER      DESCRIPTION OF DOCUMENT
        ------      -----------------------
        27.1     Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       PHARMACEUTICALS, INC.


                                       By:     /s/ Charles J. Casamento
                                          --------------------------------------
Date: November 13, 2000                            Charles J. Casamento
                                                Chairman, President & CEO


                                       By:     /s/ Hans P. Schmid
                                          --------------------------------------
Date: November 13, 2000                            Hans P Schmid
                                                Principal Financial and Chief
                                                Accounting Officer

INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
27.1            Financial Data Schedule