Form 10-K
period 2000-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2001-04-17
CIK 891288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1999 TO DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-20772

                         QUESTCOR PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                                          33-0476164
           (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                26118 RESEARCH ROAD                                        94545
                HAYWARD, CALIFORNIA                                     (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 12, 2001 the Registrant had 24,981,471 shares of Common Stock, no par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $18,736,103 based upon the last sales price of the Registrant's Common Stock reported on the American Stock Exchange.*

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
---------------
* Excludes 321,620 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent of the shares outstanding on March 12, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrants Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  BUSINESS OF QUESTCOR.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 "Business of Questcor," including without limitation "Risk Factors," and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those discussed in any documents incorporated by reference herein or therein.

OVERVIEW

     Questcor Pharmaceuticals, Inc., formerly Cypros Pharmaceutical Corporation, (the "Company" or "Questcor") is an integrated specialty pharmaceutical company focused on the development, acquisition and marketing of innovative, acute care and critical care hospital/specialty pharmaceutical products.

     On November 17, 1999, the Company completed its merger with RiboGene Inc. ("RiboGene") and subsequently changed its name to Questcor Pharmaceuticals, Inc. Under the terms of the merger agreement, each share of RiboGene common stock was exchanged for 1.509 shares of the Company's common stock and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of Series A preferred stock of the Company. As a result, the Company issued 8,735,000 shares of common stock and 2,156,000 shares of preferred stock valued at $23,643,000 to the former RiboGene shareholders. Stock options and transaction costs increased the total merger consideration to $30,019,000. The objective of the merger was to increase efficiency and synergy, by combining the Company's clinical development portfolio and growing sales and marketing presence with RiboGene's clinical development programs and its business development expertise. In conjunction with the November 1999 acquisition of RiboGene, the Company changed its fiscal year end from July 31 to December 31.

     The Company currently markets three products in the United States:
Glofil(TM)-125 and Inulin in Sodium Chloride, which are both injectable agents that assess kidney function by measuring glomerular filtration rate; and Ethamolin(R), an injectable drug used to treat esophageal varices that have recently bled. Additionally, the Company earns royalties from its strategic partner, Crinos Industria Farmacobiologica SpA on sales, in Italy, of Pramidin(R), an intranasal form of metoclopramide for the treatment of various gastrointestinal disorders.

     The Company is manufacturing Neoflo(TM), its proprietary topical triple antibiotic wound care product for its over-the-counter marketing partner, NutraMax Products, Inc. ("NutraMax"), utilizing Questcor's patented Dermaflo(TM) drug delivery technology. Under an agreement entered into in November 1998, NutraMax is converting the product into finished adhesive strips and patches for distribution to the mass merchandise market. In May 2000, NutraMax Products, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing has had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter of 2001. In February 2001, NutraMax's plan of reorganization was approved by the U.S. Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. The Company intends to discontinue the manufacturing and marketing of Neoflo(TM) and close the manufacturing operation in Lee's Summit. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective April 2, 2001.

     The Company's current development programs focus on two areas: (1) Emitasol(R) phase III clinical trials and (2) the development of its cytoprotective drug Ceresine(TM). Emitasol(R), an intranasal form of metoclopramide, is currently being developed for two indications: diabetic gastroparesis and delayed onset emesis associated with cancer chemotherapy. The diabetic gastroparesis drug candidate is being developed in collaboration with a subsidiary of Shire Pharmaceuticals Group plc ("Shire"), in the United States. In the 4th quarter of 2000, a Phase II clinical trial in the treatment of diabetic gastroparesis was completed. A Phase III study is planned to commence in 2002. Depending on the identification of a co-development partner to fund the development activities, an additional European Phase III clinical trial for a delayed onset emesis indication could be commenced in 2002. The Company has conducted clinical trials of Cordox(TM) for uses such as a blood preservative, which did not yield proof of concept, and may expand its clinical trials of Ceresine(TM), another cytoprotective agent, under investigation as a potential treatment for congenital lactic acidosis, a frequently fatal disease occurring predominantly in children. The Company also has two intranasal drug candidates, on which pilot trials have been conducted: Migrastat(TM) for migraine headache and Hypnostat(TM) for insomnia.

     Based on the Company's history of operating losses and expectation of continued operating losses in the future, an important aspect of the Company's ability to conduct its business in the future is the ability to secure sufficient equity capital to fund its operations. The Company is, at present, in negotiations with different potential financial investors who have indicated an interest in investing in the Company and have offered to contribute equity capital. Should the Company be unable to secure financing by the end of the second quarter of 2001, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable.

     On March 29, 2001, the Company entered into a letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau"), a leading research-based Italian pharmaceutical company, that provides for an investment in the Company of $1.5 million, plus $100,000 to purchase a warrant to invest another $1.5 million within the next six months, and a four (4) week period during which the two companies will discuss strategic co-development and co-promotion opportunities which may potentially exist between the companies. The initial investment was consummated on April 12, 2001, and Sigma-Tau now owns approximately 10.2% of Questcor's outstanding common stock. If the warrant is exercised in full, Sigma-Tau would own 18.5% of Questcor's outstanding common stock.

     Our independent auditors issued an opinion on our financial statements as of December 31, 2000 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

STRATEGY

     The Company's objective is to develop and market acute care and critical care hospital/specialty pharmaceutical products. The Company's strategy includes the acquisition and development of late stage drug candidates, the acquisition of marketed products that complement existing products and, where appropriate, the formation of corporate alliances to facilitate and fund the clinical development of the Company's drug candidates.

     The Company's operating objectives include 1) developing a strong regulatory and clinical development group to obtain fast and cost effective regulatory approval of the Company's drug candidates; 2) building a strong hospital/specialty market oriented sales, marketing and distribution capability to increase and support sales of the products currently being marketed and of new complementary products which may be acquired in the future; and 3) building a sustainable cash flow by reducing the overall cash consumption or "burn" rate.

  Acquisition of approved pharmaceutical products for promotion by sales force.

     The Company has built a sales, marketing, and distribution capability to support and increase the sales of the currently marketed products by the Company. The Company is looking to acquire additional hospital/ specialty based products, currently on the market, that are available to be licensed or purchased, and where product sales are expected to respond positively to the Company's sales and marketing promotions through increased revenues and contributions to gross margin. Products to be considered for acquisition would have to be complementary to the Company's existing products and synergistic with promotional efforts currently undertaken by the Company's sales force. The Company currently has a group of 18 sales and marketing professionals to sell and promote the company's products in the hospital/specialty market.

  Acquisition and development of late stage drug candidates.

     An important element of the Company's strategy is the ability to in-license late stage drug candidates to complement its existing products in the acute and critical care hospital/specialty products market. The Company may need to increase its existing clinical development and regulatory affairs staff to effectively manage United States Food and Drug Administration (FDA) regulatory submissions for both internally generated and in-licensed products.

  Strategic Alliances and Corporate Partnering.

     An important part of the Company strategy includes the development of strategic alliances for out-licensing of marketed products in other world markets and corporate partnering of drug candidates in various stages of clinical development. The Company has agreements to develop, market and license its products and research technology with Ahn-Gook Pharmaceuticals, Seoul, Korea; Crinos Industria Farmacobiologica SpA, Como, Italy; C.S.C. Pharmaceuticals Handels GmbH, Vienna, Austria; Dainippon Pharmaceuticals Co. Ltd., Osaka, Japan; Laboratorios Silesia S.A., Santiago, Chile; NutraMax Products, Inc., Gloucester, MA; Rigel Pharmaceuticals, Inc., South San Francisco, CA; Shire Pharmaceuticals Group plc, Andover, United Kingdom; Tularik Inc., South San Francisco, CA. Through agreements with other firms it has acquired three marketed products, Inulin, Glofil(TM)-125, and Ethamolin(R), and several late and early stage clinical development products including Emitasol(R), Migrastat(TM) and Hypnostat(TM).

     The Company intends to continue its objective to out-license to appropriate partners in certain geographic areas the marketing and distribution rights to Emitasol(R) for the treatment of gastrointestinal disorders and delayed onset emesis in return for upfront licensing fees and royalties on revenues. Including the agreement with Shire Pharmaceuticals, the Company currently has five licensing agreements for Emitasol(R) and expects to add more in the future throughout the world.

     The Company has several drug candidates in clinical development where corporate partnering of the clinical development and regulatory submissions might be the best opportunity for an early approval by the FDA. An example of this is Ceresine(TM) for treatment of congenital lactic acidosis. See "Cytoprotective Drugs". The Company also has two products, Migrastat(TM) for migraine headaches and Hypnostat(TM) for insomnia, in earlier stages of development, which could be the subjects of corporate partnering.

     Successful late stage Phase III clinical trials for such potentially important treatments as diabetic gastroparesis, delayed onset emesis, and congenital lactic acidosis, will require the enrollment of many patients. Together, the cost of these trials, if funded solely by the Company, will exceed the current financial resources of the Company.

MARKETED PHARMACEUTICAL PRODUCTS

     The Company's products include Glofil(TM)-125 and Inulin, which were acquired in August 1995; Ethamolin(R), which was acquired in November 1996; and Neoflo(TM), a technology which was acquired in November 1997.

     Glofil(TM)-125 and Inulin. Kidney disease afflicts more than two million persons in the United States and is increasing primarily due to the increase in diabetes mellitus, hypertension and systemic lupus erythematosus cases. Kidney disease results in over $12 billion annually in healthcare costs in the United States. The measurement of kidney function, glomerular filtration rate, or GFR, is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by creatinine clearance. These diagnostic assays overestimate kidney function by as much as 100% in some patients. The Company believes that the use of renal filtration markers, such as Inulin or Glofil(TM)-125, offers a more accurate and direct means of determining GFR, and thereby results in better clinical decision making.

     Glofil(TM)-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrology, transplant, and nuclear medicine departments at major medical centers are the primary users of these products. Glofil(TM)-125 is an injectable radioactive diagnostic agent, which provides rapid information on GFR with great accuracy. It is currently sold by the Company in 4 mL vials through the 117 nationwide radiopharmacies of Syncor International under a distribution agreement entered into with the Company in January 1996. Inulin is a non-radioactive injectable diagnostic agent, which provides a measure of GFR. Inulin is currently sold in 50 mL ampules with actual patient dosing correlated to patient weight.

     The Company believes that there is opportunity for increased utilization of Glofil(TM)-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost, however both methods significantly overestimate kidney function in the estimated 500,000 patients with severe renal disease. The use of Glofil(TM)-125 has been established in published clinical studies as being a more direct, accurate measure of kidney function yielding much more reliable results than serum creatinine or creatinine clearance tests. This improved accuracy can be essential in monitoring disease progression and implementing intervention and, assessing the degree of success of kidney grafts post transplant. The Company believes that, as new interventional therapies emerge for the treatment of early stage renal disease, the routine use of Glofil(TM)-125 will take on much greater importance, however at this point, most early stage patients are not felt to require this degree of accuracy in the determination of renal function. The Company has identified a trial of a potentially nephrotoxic agent for the treatment of a viral disease where more precise determination of GFR would be useful to the sponsor. In this trial, Glofil(TM)-125 was used to detect potential renal damage before other methods could.

     The biggest impediments to the growth in the sales of Glofil(TM)-125 are the lack of availability of the test to the practicing clinician, the potential loss of reimbursement for the test and the inability of the Company to include Glofil(TM)-125 in the protocols of other entities' clinical studies of renal therapeutics. Routine testing with Glofil(TM)-125 requires dedicated laboratory facilities and trained technicians. The Company's promotional efforts are focused on establishing testing sites in all major market areas in the U.S.

     Inulin, which is sold by the Company, is an alternative agent for GFR measurement. However, the preparation and use of Inulin is time consuming and it does not provide the practical advantages of Glofil(TM)-125. The Company is aware of no new diagnostic agents being introduced or in development that would be a competitive threat to Glofil(TM)-125.

     Ethamolin(R). Approximately 75,000 people in the United States have or are approaching end stage liver disease. End stage liver disease, also known as hepatic cirrhosis, results in approximately 25,000 deaths annually and ranks ninth among the leading causes of death. Hepatic cirrhosis promotes the formation of esophageal varices through development of portal hypertension. When portal venous blood pressure rises, the varicosities may cause life threatening upper gastrointestinal hemorrhage associated with a 35-50% mortality rate. At least 50,000 patients in the United States have either actively bleeding esophageal varices or are at imminent risk of bleeding.

     Early and effective treatment of esophageal varices to achieve hemostasis is essential to the outcome of the bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin(R) is the only sclerotherapy agent approved by the FDA for the treatment of esophageal varices that have recently bled and the Company believes that it is the market leader in this therapeutic category. There is strong competition from another drug, Sotradecol(R), which is not FDA approved for esophageal varices, and from band ligation, a form of surgery, but the Company believes that Ethamolin(R) is the only sclerosant that is actively promoted at this time.

  The Dermaflo(TM) Technology.

     In November 1997, the Company acquired the Dermaflo(TM) technology, a patented topical drug delivery system, from Enquay, Inc. for a combination of cash and royalties on net sales. The technology is a polymer matrix system that can store a variety of different drugs and release them at a desired rate over an extended period of time so that optimal clinical response is obtained. Included in the assets acquired were two FDA approved products, Neoflo(TM) and Sildaflo(TM) and required manufacturing equipment.

     The Company has a multi-year agreement with NutraMax Products, Inc. ("NutraMax"), a leading supplier of first aid and wound care products, under which the Company is supplying Neoflo(TM), its proprietary triple antibiotic product using the Dermaflo(TM) technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for the Company and NutraMax to jointly develop several new products using the Dermaflo(TM) technology and to share the development expense and profits from future sales. The Company began shipping the product to NutraMax in March 1999. In May 2000, NutraMax filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax filing has had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter of 2001. Approximately $190,000 of the Company's sales to NutraMax is included in the unsecured creditors class and is subject to a reduced payment. While the precise amount of the payout is not known at this time, it is estimated that not more than 25% of the original claim of $190,000 will be recovered. In February 2001 NutraMax's plan of reorganization was approved by the Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective April 2, 2001. The NutraMax product is manufactured in the Company's facility in Lee's Summit, Missouri. The Company has determined it cannot economically manufacture and market the Neoflo(TM) and Sildaflo(TM) hospital products itself and is seeking to divest itself of these products. The Company intends to cease its manufacturing operations at Lee's Summit after completion of the remaining orders for NutraMax scheduled for April 2001.

DRUG DEVELOPMENT

     The Company's development programs include, Emitasol(R) Phase II and Phase III trials and the development of cytoprotective drugs.

Emitasol(R)

     The Company, through its merger with RiboGene, Inc., acquired Emitasol(R), an intranasal form of metoclopramide. Metoclopramide is an approved antiemetic and is available in both oral and intravenous forms to treat diabetic gastroparesis and to prevent acute chemotherapy-induced emesis. The Company and its partners are developing Emitasol(R) for the treatment of diabetic gastroparesis (stomach paralysis) and for delayed onset emesis (nausea and vomiting) associated with cancer chemotherapy. Emitasol(R) is currently being developed in North America as well as in certain countries in Europe through corporate partners. It is on the market in Italy as Pramidin(R), licensed to and distributed by Crinos Industria Farmacobiologica SpA for the treatment of gastrointestinal disorders. Emitasol(R) is proposed as a method to control diabetic gastroparesis and to prevent delayed emesis associated with cancer chemotherapy. Currently, there are no drugs specifically approved to treat delayed emesis. The Company believes that Emitasol(R), when given intranasally, may be effective in treating diabetic gastroparesis and in preventing delayed onset emesis. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives and cost effectiveness.

     The Company, together with its North American collaborative partner Shire, concluded a U.S. Phase II clinical trial in diabetic gastroparesis in the fourth quarter of 2000. For some diabetics, proper digestion may be difficult. Variable blood glucose levels may lead to a condition known as gastroparesis or stomach paralysis. Gastroparesis can result in general loss of appetite, nausea and vomiting, and in some cases severe dehydration. Many prescription medications are used to treat gastroparesis, including bethanecal, cisapride and erythromycin. Each of these drugs has limited effectiveness and side effects. Metoclopramide is approved for treating gastroparesis. The Company believes that the intranasal form of metoclopramide may provide diabetics with gastroparesis an easier route of administration resulting in better patient compliance. The Company is planning to commence a Phase III clinical trial for the control of diabetic gastroparesis in 2002. Positive results in this trial may allow for the submission of a New Drug Application, or NDA to the FDA, which the Company, based on the current clinical development plan, hopes will occur in 2003. See "Strategic Alliances and Corporate Collaborators."

     Delayed onset emesis. Nausea and vomiting (emesis) are common side effects of cancer chemotherapy. Chemotherapy-induced emesis is considered to occur in two phases: acute (within 24 hours of the initiation of chemotherapy) and delayed (on the second and subsequent days). Several drugs have been approved by the FDA for preventing nausea and vomiting associated with emetogenic chemotherapy, including injectable forms of ondansetron, granisetron and metoclopramide. Ondansetron and granisetron are representatives of a newer class of drugs called serotonin antagonists or setrons, and are considered highly effective in controlling acute chemotherapy-induced emesis. There are conflicting reports, however, about the efficacy of serotonin antagonists in controlling delayed onset emesis. There are in fact no FDA-approved treatments specifically for delayed onset emesis. Increasing numbers of these patients are being treated as outpatients and experience delayed onset emesis when they are no longer under the immediate care of a medical professional. Any medication for such emesis episodes should therefore be suitable for self-administration by the patient. Injectable medications are unlikely to be suitable in this context. It appears that current practice is to provide patients initially with oral antiemetics in tablet form. Tablets are not, however, particularly suitable for patients who are nauseated and may vomit.

     Prior clinical trials for Emitasol(R) have demonstrated that metoclopramide is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of metoclopramide which reaches the plasma is very similar whether the drug is given intranasally, intravenously or orally. Given the similarity in uptake of the three dosage forms, similarity might also be expected in their clinical performance. For acute emesis the expected similarity in performance has been demonstrated for the intranasal and intravenous dosage forms. In a prior Phase III study, Emitasol(R) provided protection against acute emesis comparable to that previously reported for intravenous metoclopramide. The Company therefore anticipates that intranasal metoclopramide may be effective for controlling delayed onset emesis, an activity suggested for oral metoclopramide in the clinical literature.

     According to the American Cancer Society, about 1.3 million new patients are diagnosed with cancer in the United States each year, many of whom are treated with chemotherapy. Chemotherapy is typically administered as a series of separate courses over a period of several months. On average, patients have six separate courses of chemotherapy per year. In total, therefore, the number of courses of chemotherapy administered to cancer patients each year in the United States is estimated to be several million. Additionally, according to the Center for Disease Control, there are 16 million diabetics in the United States, of which 40 to 50 percent may show signs of gastroparesis.

     On October 19, 2000, the Company announced the results of the Phase II study of Emitasol(R) (Metoclopramide Nasal Spray) in the treatment of diabetic gastroparesis, a serious complication of diabetes that substantially reduces quality of life. The study found encouraging results in terms of safety and a preliminary evaluation of efficacy.

     In this open-label, multicenter Phase II study, 89 subjects, diagnosed with diabetes and symptoms of gastroparesis, were randomized to three treatment groups: 18 subjects received oral metoclopramide at 10 mg q.i.d., 35 received Emitasol(R) (Metoclopramide Nasal Spray) at 10 mg q.i.d. and 36 received Emitasol(R) at 20 mg q.i.d., for a period of six weeks. Pharmacokinetics, safety and preliminary efficacy analyses were performed.

     In summary, the study showed that both Emitasol(R) (Metoclopramide Nasal Spray) and oral metoclopramide were bioavailable when administered to diabetic gastroparesis patients. This study in disease state subjects differed from previous pharmacokinetic studies, which were conducted in normal subjects. The trial also suggested that Emitasol(R) (Metoclopramide Nasal Spray) treatment may enhance the clinical response versus oral metoclopramide. No adverse events reported were categorized as serious.

     Efficacy results were of an exploratory nature due to the design of the study, but were positive overall. The subject's response to the treatment was assessed at baseline and at weekly intervals by a symptom assessment questionnaire (SAQ). Symptoms in the SAQ included nausea, vomiting, anorexia, feeling bloated, feeling full after a small meal and persistent fullness after eating. The analysis of overall SAQ score reduction for subjects completing the study according to the protocol indicated a significantly enhanced response for both the 10 mg and 20 mg Emitasol(R) groups, when compared to the oral metoclopramide 10 mg group (p = 0.026 and p = 0.008, respectively). In individual symptoms, significant improvements in score were observed in the intranasal 20 mg group when compared to the oral 10 mg group in anorexia (p = 0.019), persistent fullness (p = 0.003) and feeling full after a small meal (p = 0.010). The intranasal 10 mg group showed a significantly increased improvement from the oral 10 mg group in feeling full after a small meal (p = 0.021).

     The single-dose pharmacokinetic profile of metoclopramide was determined for all treatment groups both at the beginning and the end of treatment. The bioavailability of metoclopramide following its intranasal administration was 68% to 83% when compared to the oral route as the AUC(0-t) for the 10 mg oral, 10 mg intranasal and 20 mg intranasal doses was 269.5, 224.0 and 366.1 ng/mL, respectively (treatment day 1). There were no significant differences in terminal half-life and in time to reach maximum concentration (Tmax) among the groups. However, there was a lag-time of approximately 20 minutes in the absorption of metoclopramide for the oral group in comparison to the intranasal groups.

     The safety of both routes of metoclopramide administration was evaluated by examination of adverse events, active monitoring of nasopharyngeal symptoms, vital signs and hematological and biochemical tests. Seven of the 89 subjects discontinued treatment prior to study completion. Those dropping out were equally distributed among the three treatment arms of the study. Of the adverse events that occurred during the study, none was categorized as serious and most were reported as mild. There was no statistical difference between the treatment groups reported nasopharynx-related adverse events, mostly nasal irritation. All but two of the nasopharyngeal adverse events were categorized as mild and none as severe. The incidence of neurological adverse events such as sleepiness, nervousness or dizziness was low. Three subjects (16.6%) reported such events in the 10 mg oral group, none (0%) in the 10 mg intranasal and six subjects (16.6%) in the 20 mg intranasal group. There were no extrapyramidal reactions in any subjects.

     The Company is pleased with the results of the Phase II study, both in terms of the efficacy and safety analyses. Intranasal delivery of pharmaceuticals such as metoclopramide avoids the oral route and may provide more reliable pharmacological effects in patients experiencing gastrointestinal problems. The Company intends to begin the Phase III study in 2002, as there is a clinical need to treat patients experiencing substantial gastrointestinal signs and symptoms as a consequence of their diabetes.

     Although the Company, together with its collaborative partner Shire, has recently concluded a Phase II clinical trial of Emitasol(R) for the treatment of diabetic gastroparesis, substantial additional development, clinical testing and investment will be required prior to seeking regulatory approval for commercialization of this product in the United States. There can be no assurance that a Phase III clinical trial of Emitasol(R) will demonstrate the safety and efficacy of the product to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. The failure to demonstrate adequately the safety and efficacy of Emitasol(R) could delay or prevent regulatory approval of the product.

CYTOPROTECTIVE DRUGS

     Cytoprotective drugs for acute care settings that treat ischemic injury are not currently available and the market opportunities for the Company may be significant, potentially totaling several million cases annually in the United States. The Company believes that its drugs, if approved, may reduce the number of fatalities associated with ischemia-related and inherited metabolic disorders and also reduce the high cost of rehabilitation and ongoing care in the United States of these patients.

     The Company's drugs are administered intravenously which allows for rapid delivery to the ischemic tissue or orally which facilitates chronic administration. In order to ensure early interventions, they are intended to be standard components in hospital emergency rooms, operating theater suites, endoscopy suites and radiology suites. Chemically demonstrated lack of toxicity should suit them for this purpose, but such a demonstration is dependent on ongoing and future clinical trials, which may not be successful.

Ceresine(TM).

     Ceresine(TM) is a small non-peptide molecule, which acts on glycolysis at a different site from Cordox(TM). The Company has licensed or obtained two issued U.S. patents covering the use of Ceresine(TM) in cerebral ischemia and received orphan drug designation for Ceresine(TM) in this indication. The Company believes that

Ceresine(TM) stimulates a specific enzyme which is present in the membrane of the mitochondria that removes a precursor of lactic acid, known as pyruvic acid, from the cytoplasm of the cell by transporting it into the mitochondria and converting it to acetyl coA. This results in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine(TM) reduces post-ischemia lactic acid levels in humans subjected to various traumatic events, which would otherwise have resulted in increased lactic acid or lactic acidosis.

     Ceresine(TM) has been employed by clinical investigators in patients on an experimental basis for the intravenous treatment of lactic acidosis. Published clinical studies and the Company's own Phase I data have established that Ceresine(TM) reduces serum lactic acid and exhibited no serious side effects at the dose levels studied. Ceresine(TM) has also been shown in human studies to cross the blood-brain barrier and to reduce cerebrospinal fluid lactic acid levels in congenital lactic acidosis patients.

     Approximately 100 patients participated in the Phase I and two Phase II trials of Ceresine(TM) under the Company's Investigational New Drug application, or IND and the drug was well tolerated. The Company's Phase II clinical trial data on Ceresine(TM) in closed head injury patients showed that the drug crosses the blood-brain barrier at high levels and very quickly after crossing reduces lactate levels substantially. This effect lasted for at least 12 hours. Serum lactate levels were also reduced substantially in the drug-treated group. In July 1998, the FDA granted expedited development status to Ceresine(TM) in head injury under Subpart E of the FDA regulations. The Company is not currently pursuing clinical development of Ceresine(TM) in head injury.

     Congenital Lactic Acidosis (CLA) is a heterogeneous group of disorders characterized by mitochondrial dysfunction. Mitochondria are sub cellular organelles responsible for production of energy necessary for cellular function and survival. When mitochondria do not function normally there are inadequate stores of energy (ATP) produced and the accumulation of poisonous metabolic intermediates such as lactate.

     Clinically, disorders of mitochondrial dysfunction may affect cells of the nervous system (retardation, seizures, strokes, migraines, psychiatric disturbances, weakness, poor gastrointestinal function), muscles (weakness, cramping, pain), kidneys (electrolyte abnormalities), heart (cardiomyopathy, heart block), liver (hypoglycemia, hepatic failure), eyes (blindness), ears (deafness) and other organs (failure to grow normally). When the mitochondrial problem is severe, the condition is lethal. In other less extreme instances, there may not be any clinical symptoms. Up to one in 4,000 people may be affected with a mitochondrial disorder. Diagnosis of the disorder may be made on physical examination, medical history review, and in some cases special laboratory tests. These laboratory tests may include identification of the gene responsible for the mitochondrial dysfunction. Muscle biopsy is often performed to identify the mitochondrial disorder, however the test is not always diagnostic.

     There is currently no effective licensed therapy for CLA. Temporizing measures such as dietary therapy include avoidance of fasting and use of increased dietary fat. Vitamins have been given without proven benefit. Avoidance of stress and sleep deprivation have also been advocated.

     Ceresine(TM) has been administered orally to individuals with CLA with anecdotal reports of benefit. Some side effects have been observed with chronic dosing including peripheral neuropathies that required drug interruptions or dose reductions although individuals nearly always were able to continue on treatment.

     The treatment of CLA with Ceresine(TM) has been granted orphan status by the Office of Orphan Products at the FDA. This confers seven years of marketing exclusivity to the first licensed agent as well as certain tax advantages. An additional six months of exclusivity would be granted upon licensure if adequate studies have been conducted in pediatric subjects. Through this route, Ceresine(TM) could be licensed in a more expeditious fashion and benefit from marketing restriction.

     To accelerate NDA filing, collaborations have been developed with two academic sites actively investigating Ceresine(TM) in individuals with Congenital Lactic Acidosis. Upon finalization of these two relationships, databases would become available to the Company. These databases could be used as part of the clinical information necessary for NDA filing with regulatory authorities. If a clinical benefit is demonstrated regulatory authorities could act favorably on the application.

Cordox(TM).

     Cordox(TM) is a phosphoryllated sugar that the Company has had reason to believe, based on extensive pre-clinical and mechanistic data, stimulates and maintains glycolysis in cells undergoing ischemia by circumventing the ischemia-induced blockage of this process. The drug also appears to inhibit various aspects of immune system activation which underlie reperfusion injury. The Company has licensed or obtained several issued U.S. patents which cover the use of Cordox(TM) in several acute ischemic indications, and a U.S. patent on a novel formulation of Cordox(TM).

     During the year ended December 31, 1999, the Company commenced a Phase III trial of Cordox(TM) in patients with Sickle Cell Anemia undergoing painful crises. In addition, the Company also received a U.S. patent covering the use of Cordox(TM) in Sickle Cell Anemia patients to reduce painful occlusive ischemic episodes. In May 2000, after a thorough review of trial design and end points, priorities, and resources, the Company decided to terminate subject enrollment in Protocol #FDP-301B, "A dose-ranging study of the efficacy and tolerability of multiple doses of Cordox(TM) (fructose-1, 6-diphosphate) as adjunct therapy in the management of an acute, sickle cell related, painful, vaso-occlusive episode".

     Cordox(TM) as an enhancement to Red Blood Cell Storage: Cordox(TM) is a potential source of high energy phosphates (ATP) and 2,3-DPG that could maintain stored red cells in a more functional state for longer periods of time than is currently possible with existing additive solutions. Prolongation of storage times is especially desirable for rare blood types, preoperative blood donation for autologous use, and military readiness. The Company has in-licensed a patent for the use of Cordox(TM) in red cell storage.

     In collaboration with the Hoxworth Blood Center in Cincinnati, Ohio, the Company has been investigating the ability of Cordox(TM) to improve the biochemical and physical characteristics of stored human red blood cells. Under an Investigational Review Board approved protocol, human red cells are obtained from normal subjects and stored in current anticoagulant and additive solutions with or without various concentrations of Cordox(TM). Periodically, small amounts of blood are removed from the stored unit and tested for biochemical and physical features. Characteristics of red cells that correlate with survival after transfusion are evaluated. Prolongation of desirable features beyond the normal storage time of 6 weeks would provide the data necessary to perform a series of transfusion experiments with red cells stored in Cordox(TM).

     As of March 2001 the Company has not closed out the study at the Hoxworth Blood Center in Cincinnati but does have a preliminary final report on the ability of Cordox(TM) to improve the biochemical and physical characteristics of stored human red blood cells. Preliminary indications are that Cordox(TM) does not reach its intended target and that further transfusion experiments are needed. During storage at 4 degrees centigrade, red cell concentrate incubated with Cordox(TM) did not demonstrate improved levels of ATP or 2,3 DPG compared to red blood cells stored in currently licensed blood additive solutions. In addition experiments with 13C labeled Cordox(TM) have failed to show metabolism to lactate in stored red blood cells. These groups of experiments are continuing to be analyzed. However, to date, it appears that Cordox(TM) does not enter red blood cells. This is a prerequisite for Cordox(TM) to have a beneficial effect on cellular metabolism.

  Glial Excitotoxin Release Inhibitors (GERISs)

     The Glial Excitotoxin Release Inhibitors (GERIs) series of neuroprotective compounds prevent ischemic brain damage originating from astrocytes (astroglial cells). Astrocytes serve important metabolic functions and are thought to be responsible for the bulk of brain swelling following stroke or injury. The swelling constricts blood vessels and worsens the injury -- resulting ischemia and subsequent cell death. In addition, upon onset of ischemia, astrocytes release excitotoxins such as glutamate and aspartate over an extended period of time -- not rapidly, as in the case of neurons -- that result in significant and persistent damage to neurons. Because astrocyte swelling and excitotoxin releases are late-stage events in the development of ischemia following brain injury or stroke, there may be a more appropriate target for drug intervention than neuron-related events.

     In animal models and cell culture experiments, the GERI compounds exert a powerful neuroprotective effect by blocking chloride-ion channels, to reduce swelling, and by inhibiting excitotoxin release, to limit or prevent damage to neurons. In vitro, excitotoxin release from cultured astrocytoma cells is fully inhibited at very low concentrations by many compounds of the GERI series. A greater than 30-fold decrease in drug concentration required to inhibit excitotoxin release has been achieved by designing novel derivatives in the GERI compound family. In animal models of global and focal brain ischemia, a number of the GERI compounds demonstrated reduction of the infarct volume by as much as 50% in comparison to untreated controls. In addition, the toxicity profile of existing development candidates appears excellent.

     At this time, the Company continues to define the chemical, toxicological and pharmacological effect of a number of GERI compounds in animal models utilizing $749,000 in funding from an NIH SBIR grant. The Company intends to file an IND for one of the development candidates in 2002.

     There can be no assurance that the Company will be successful in licensing its other drug discovery programs or that it will realize fees or revenues from such programs.

DRUG DISCOVERY

     Subsequent to the merger with RiboGene, the Company implemented a strategy to focus on approved pharmaceutical products and late stage drug development candidates; as a result, the Company planned to out-license its early stage drug targets and technology. Thus the Company discontinued its drug discovery programs in the first quarter of 2000 and anticipates that future in-house drug discovery research expenses associated with drug discovery will be limited to legal, patents and other costs to license such programs.

  The Dainippon Agreements

     In 1998, RiboGene entered into a research agreement with Dainippon in connection with RiboGene's two principal antibacterial targets, deformylase and ppGpp degradase. Pursuant to the research agreement, Dainippon and the Company agreed to collaborate in a research program directed at accelerating the discovery of antibacterial drugs that have activity against either of these two bacterial specific targets. Dainippon agreed to provide certain antibacterial research and development support internally at Dainippon and research reimbursements over a three-year period, subject to extension upon mutual agreement by both parties.

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

     In January 2000, the Company and Dainippon terminated the antibacterial research collaboration (the Dainippon Agreement), and agreed to out-license exclusive rights to certain aspects of the Company's proprietary drug research technology to Dainippon. In exchange for a $2.0 million cash payment and potential future milestone and royalty payments, the Company has granted an exclusive, worldwide license to Dainippon to use the Company's ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company has retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. Additionally, the Company will receive a royalty on net sales that will range from 5% to 10%, depending on sales volume and territory.

STRATEGIC ALLIANCES AND CORPORATE COLLABORATORS

  The Shire Pharmaceuticals Group plc Agreement

     The Company has an option and license agreement with Shire, for the development of Emitasol(R), an intranasally administered drug being developed for treatment of diabetic gastroparesis and delayed onset emesis in cancer chemotherapy patients. In connection with this agreement, Shire made a $10.0 million equity investment in RiboGene by purchasing 1,429,000 shares of Series A non-voting convertible preferred stock at $7.00 per share.

     Upon the merger with the Company, the RiboGene Series A preferred stock was converted into 2,155,715 shares of the Company's Series A preferred stock. Under the terms of the option and license agreement, Shire will conduct clinical trials using Emitasol(R) and, if those are successful, submit an NDA for Emitasol(R). If FDA regulatory approval is obtained, Shire will have 60 days to exercise an exclusive option for a license to market Emitasol(R) in North America. Shire has agreed to make a payment to the Company of up to $10.0 million upon the exercise of the option and to pay a royalty on product sales. The Company will provide up to $7.0 million in funding for the development of Emitasol(R) through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Shire. Through December 31, 2000 the Company has provided $4.1 million of funding for the development of Emitasol(R). The agreement provides that Shire must file an NDA in North America by July 7, 2001. If Shire does not do so, Shire will no longer have the option to obtain an exclusive license to market Emitasol(R) in North America. In view of the slower than expected progress of Emitasol(R) towards commencing the pivotal Phase III clinical trial, the Company and Shire are currently in discussions about the extent of a future collaboration and are exploring the possibility that the Company would take back the full development and all of the associated rights of the compound.

  The Rigel Pharmaceuticals Agreement

     In September 2000, the Company entered into an agreement with Rigel Pharmaceuticals, Inc. Per the terms of this agreement, the Company has assigned to Rigel certain antiviral technology, including its Hepatitis C drug discovery technology for the research, development and commercialization of pharmaceutical products. In exchange, the Company received a cash payment of $750,000, 83,333 shares of Rigel's preferred stock valued at $500,000 (or $6 per share) and is entitled to future milestone and royalty payments. As part of this agreement the Company assigned to Rigel the exclusive worldwide license to certain patent rights and technology relating to the interaction of the hepatitis C virus NS5A protein and PKR which the Company received from the University of Washington pursuant to an agreement entered into with the University of Washington in 1997. As a result, the Company has no further interest in any patent or technology rights under any agreement with the University of Washington.

  The Tularik Agreement

     In February 2001 the Company announced that it has exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received a cash payment, payment for reimbursement of patent expenses and is entitled to future potential milestone and royalty payments. In addition, the Company has transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

LICENSES

     Crinos Industria Farmacobiologica SpA ("Crinos"). In January 1994, as part of its acquisition of Emitasol and certain other intranasal products from Hyline Laboratories, Inc., the Company entered into a license agreement with Crinos. The agreement grants Crinos an exclusive license to manufacture and market Emitasol(R) in Italy. The agreement expires 10 years after the first commercial sale in Italy subject to automatic renewal for three-year periods. In October 1996, the agreement was amended to grant Crinos a non-exclusive worldwide license to manufacture Emitasol(R). The amendment provides that the Company will receive additional royalties on all supply arrangements between Crinos and any licensees of the Company to Emitasol(R). The Company may terminate the license agreement in the event Crinos fails to pay certain minimum royalties. The Company also retains the right to all data generated by Crinos on Emitasol(R), including clinical and manufacturing information.

     Crinos has received governmental approval to market Emitasol(R) in Italy and launched this product under the trade name Pramidin(R) in 1999 for the treatment of gastrointestinal disorders. Pramidin(R) is marketed in two dosage forms under the names Pramidin(R) 10 (200 milligrams/mL of active ingredient) and Pramidin(R) 20 (400 milligrams/mL of active ingredient). To date, the Company has received minimal royalties from the sale of Pramidin(R)in Italy.

     CSC Pharmaceuticals Handels GmbH ("CSC"). In April 1997, RiboGene entered into an agreement with CSC. The agreement grants CSC an exclusive license to market and sell Emitasol(R) in Austria, Poland, Russian Federation, Bulgaria, the Czech Republic, Slovakia, Hungary, Romania, the Community of Independent States and eight other eastern European countries. CSC has agreed to pay a royalty to the Company based on net sales within the countries listed above. The agreement will expire on a country-by-country basis 10 years after the first commercial sale in that country. Although the Company can terminate the license if CSC does not obtain approval in any country contained in the agreement by April 16, 1999, the Company has not done so, since CSC has filed for regulatory approval in Austria and the Czech Republic.

     Laboratorios Silesia SA. In December 1999, the Company signed a license agreement with Laboratorios Silesia SA for marketing of Emitasol(R)(metoclopramide nasal spray) in Chile. The Company received a small up-front payment and will receive royalties on the net sales of Emitasol(R) in the territory.

     Ahn-Gook Pharmaceutical Co., Ltd. In December 2000 the Company entered into an exclusive agreement with Ahn-Gook to market Emitasol(R) in Korea. Under the terms of the agreement Ahn-Gook will obtain government approval to market Emitasol(R). The Company received an up-front cash payment of $50,000, and is entitled to a milestone payment of $150,000 upon approval of the drug for distribution in Korea and royalties based on actual sales in Korea.

     Angel K. Markov, M.D. -- Cordox(TM). The Company has obtained an exclusive license from Dr. Markov to four U.S. patents covering the use of Cordox(TM) in a number of ischemic indications. As part of the license, the Company is funding clinical development in Dr. Markov's laboratories at the University of Mississippi Medical Center. In this regard, the Company has undertaken development obligations which must be met in order to maintain this license in force. The license also requires the Company to make minimum quarterly royalty payments. In the event the Company breaches the license agreement, such as by not meeting specific milestones within the specified time periods or by failing to expend specific amounts in connection with clinical trials within specified time periods, the license will automatically terminate and all rights under the license and information acquired by the Company concerning any products based on the licensed technology will revert to Dr. Markov. In the event of termination, the Company will retain the rights to market products for which sales occurred within the calendar year prior to the termination, and all other products and information related to those products based on the licensed technology will revert to Dr. Markov. To date, the Company has not met all milestones in the agreement. The Company has entered into negotiations with Dr. Markov and the University of Mississippi Medical Center in order to revise the original exclusive licensing agreement that was signed in 1993. There can be no assurance that these negotiations will resolve favorably to the Company.

     University Of Cincinnati -- Ceresine(TM). The Company has an exclusive license from the University of Cincinnati to a U.S. patent covering the use of Ceresine(TM) in cerebral ischemia. The Company has undertaken specific development obligations which must be met in order to maintain its rights in force. If specific milestones are not met by the Company within specified time periods, the University of Cincinnati may, in its sole discretion, elect to continue the agreement, negotiate in good faith with the Company to modify the agreement or terminate the agreement upon 30 days' written notice in which event all rights under the license would revert to the University of Cincinnati. To date, the Company has met all of these milestones.

MANUFACTURING

     The Company does not currently manufacture any of its acquired products or its products in development, except for the NutraMax product. The commercial products, Glofil(TM)-125, Inulin and Ethamolin(R) and clinical trial supplies for Cordox(TM) and Ceresine(TM) are manufactured for the Company under contract by approved manufacturers. Alternate manufacturers have been qualified for Cordox(TM) and Ceresine(TM). In the case of Inulin, Cordox(TM) and Ceresine(TM), the Company is responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer. In the case of Inulin and Ceresine(TM), the Company has qualified alternative sources of supply for the bulk drug. There can be no assurance that any of the Company's bulk or finished goods contract manufacturers will continue to meet the Company's requirements for quality, quantity and timeliness or the FDA's current good manufacturing practice requirements or that the Company would be able to find a substitute bulk manufacturer for Cordox(TM), or a substitute finished goods manufacturer for Inulin, Glofil(TM)-125 and Ethamolin(R)or any other of its products, nor that all cGMP requirements will be met, nor that lots will not have to be recalled with the attendant financial consequences to the Company.

     The Company manufactures the Neoflo(TM) bulk in Lee's Summit. These products have been manufactured only for NutraMax. The Company was unable to generate a profit from its manufacturing and distribution relationship with NutraMax. Faced with declining forecasts for production volumes from NutraMax for 2001, and a motion filed by NutraMax with the U.S. Bankruptcy Court on April 2, 2001 to reject the Company's supply agreement effective that date; the Company intends to discontinue manufacturing operations after completion of the remaining order for NutraMax.

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

SALES AND MARKETING

     In May 2000, the Company hired a Vice President Sales and Marketing and as of December 31, 2000, had hired, trained and deployed a total of nineteen product specialists and marketing personnel to support the commercial sales of Glofil(TM)-125, and Ethamolin(R). The Product Specialists are promoting Ethamolin(R) to hospital-based gastroenterologists, who treat patients with liver disease who develop bleeding esophageal varices, a life threatening disorder. Ethamolin(R) is an FDA approved product for the specific indication of esophageal varices that have recently bled. The promotion of Glofil(TM)-125 targets organ transplant centers and those patients who are at greatest risk of kidney failure. The company currently has one open position in the commercial group and handles the distribution of all products in-house.

COMPETITION

     A number of larger companies offer competing sclerotherapy agents products to Ethamolin(R) such as Sotradecol(R) and Scleromate, which are manufactured by Elkins-Sinn and Palisades Glenwood, respectively. Ethamolin(R) is an injectable drug used to treat patients with BEVs that have bled recently to prevent bleeding. BEV is a condition that results from dilated veins in the walls of the lower part of the esophagus and sometimes, the upper part of the stomach. Increased pressure causes the veins to balloon outward and potentially rupture. Other competitive agents include Rubber Band Ligation methods such as those manufactured by Boston-Scientific called Multi-band Superview, as well as Multi-band Six Shooter, manufactured by Wilson-Cook, Multi-band Ligator by Bard and Octreotide(R) by Novartis. The competition to market FDA-approved active BEV therapies is intense and no assurance can be given that the Company's product candidates will be commercially successful products.

     A number of companies offer both clinical competition as well as research competition to Glofil(TM)-125. The clinical competition includes serum creatinine and creatinine clearance methods such as Tc-DTPA, which is manufactured by Mallinckrodt, Inc. as well as Omnipaque(R), which is manufactured by Sanofi, a division of Sanofi-Synthelabo. Research competition includes Conray(R)-iothalamate (nonradiolabeled) meglumine, which is also manufactured by Mallinckrodt, Inc. and employed through the Mayo Clinic. The competition to market FDA-approved drugs to measure kidney function by evaluating GFR, is intense and no assurance can be given that the Company's product candidates will be commercially successful products.

     Several large companies compete with Emitasol(R) in the delayed onset emesis market, including Zofran(R) (ondansetron hydrochlordide) by Glaxo-Wellcome, Kytril(R) (granisetron hydrochloride) by SmithKline Beecham and Reglan(R) (metoclopramide) by A.H. Robins. These competitive products, however, are available in oral and intravenous delivery forms only. The competition to develop FDA-approved drugs for delayed onset emesis and diabetic gastroparesis is intense and no assurance can be given that the Company's product candidates will be developed into commercially successful products.

     A number of larger companies have both clinical competition as well as research competition to Cordox(TM) and Ceresine(TM) which both may be successful in treating ischemic disorders. Ischemic disorders include heart attack, stroke, surgery, trauma and various anemias such as sickle cell anemia. The Company is unaware of any competitors at this time to Ceresine(TM). The competition to market FDA-approved drugs to treat ischemic disorders is intense and no assurance can be given that the Company's product candidates will be commercially successful products.

     Most of the Company's competitors are larger than the Company and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than the Company in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if the Company commences commercial sales of the pharmaceuticals in its pipeline, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. If any of the competitors develop new technologies that are superior to the Company's technologies, the ability of the Company to expand into the pharmaceutical markets will be materially and adversely affected.

     Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

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

     Also, companies that engage in pharmaceutical development, such as the Company, are required to pay user fees of more than $300,000 upon submission of an NDA. No fee is required for the submission of an NDA for an orphan drug and waivers of the use fee are also available under other circumstances. In addition to regulations enforced by the FDA, the Company is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. For marketing outside the United States, the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success may depend in large measure upon its ability to obtain patent protection for its products, maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained patent coverage, either directly or through licenses from third parties, for some of its products. The Company currently owns or has licensed a total of thirteen issued and five allowed U.S. and foreign patents covering Cordox(TM) and Ceresine(TM) in a variety of ischemic disorders. It also holds an exclusive license to five U.S. and foreign patents on the Dermaflo(TM) technology. Additionally, the Company has eight U.S. patents and three exclusive licenses associated with RiboGene's drug discovery and development programs.

     The Company acquired intellectual property associated with its intranasal program, they include: Emitasol(R), for diabetic gastroparesis and delayed onset emesis associated with chemotherapy, Migrastat(TM) (intranasal propranolol), for migraine's treatment, and intranasal benzodiazepines for various conditions such as anxiety, seizures, panic attacks and sleep disorders. The Company has licensed rights to Emitasol(R) in North America, Italy, Chile, Korea, Austria, the Russian Federation, and certain former Eastern European countries. The Italian licensee Crinos Industria Farmacobiologica S.p.A. ("Crinos") received approval to market Emitasol(R) (Pramidin(R)) in Italy. The Company is currently earning small royalties on its sales of Pramidin(R). There can be no assurance that the foreign licensees will obtain the necessary regulatory approvals to market Emitasol(R), or that, in the event such approvals are obtained, that Emitasol(R) will achieve market acceptance in such countries, or that the Company will ever realize royalties on sales of Emitasol(R) in such countries.

     In April 1997, the Company entered into an agreement with CSC Pharmaceuticals Ltd., ("CSC") of Vienna, Austria for the sale and distribution of Emitasol(R) in Austria, Eastern Europe and the Russian Federation. Under the terms of the agreement, CSC is obligated to file for regulatory approval in Austria on its behalf and three other Eastern European Union countries (as directed by and for the benefit of the Company) for the purpose of obtaining European Union approval to market the product via the Mutual Recognition process. CSC filed for approval in Austria in 1998 and in the Czech Republic in 1998. In the event the Company licenses a third party in a European Union country other than Austria, and the third party obtains marketing approval through substantial reliance on the marketing approval obtained by CSC, on behalf of the Company, in any of the three designated countries, the Company will pay CSC 10% of all up front consideration received from the third party, other than payment for equity, up to a maximum of 200% of CSC's expenses for obtaining such marketing approval. In a separate agreement, the Company's Italian licensee, Crinos, has agreed to manufacture Emitasol(R) for CSC and any other licensees. There can be no assurance that CSC will obtain approval in Austria or that if approval is obtained, CSC will file for and obtain approval in the other EU countries.

     In December 1999, the Company entered into an agreement with Laboratorios Silesia S.A. for marketing of Emitasol(R) in Chile. The Company received a small up-front payment and will receive royalties on the net sales of Emitasol(R) in the territory. Located in Chile, Silesia specializes in the marketing of pharmaceutical products to the Chilean market. The company was founded over fifty years ago and represents, in Chile, several large multinational pharmaceutical companies.

     In September 2000, the Company entered into an agreement to sell exclusive rights to certain of the Company's proprietary antiviral drug research technology to Rigel Pharmaceuticals, Inc., ("Rigel") of South San Francisco, California. The Company transferred to Rigel the exclusive rights to certain patents, high throughput assays and compounds related to its Hepatitis C drug discovery technology for future development by Rigel. In exchange, the Company received a cash payment, preferred shares, and is entitled to future milestone and royalty payments. Rigel is a post-genomics combinatorial biology company focused on discovering novel drug targets and developing a portfolio of drug candidates by using its new and rapid drug target identification and validation technology. Rigel has nine product development programs in immunology and cancer, and has entered into collaboration agreements with Cell Genesys, Janssen Pharmaceutical -- a Johnson & Johnson Company, Novartis and Pfizer.

     In December 2000, the Company entered into a license agreement with Ahn-Gook Pharmaceuticals Co., Ltd. ("Ahn-Gook") for the marketing of Emitasol(R) in Korea. Under the terms of the agreement, Ahn-Gook will exclusively market Emitasol(R) in Korea and will obtain governmental approval to do so. The Company has received an up-front cash payment and is entitled to future potential milestone payments, as well as royalties on sales. Ahn-Gook Pharmaceuticals Co., Ltd. headquartered in Seoul, Korea, develops, manufactures and sells prescription pharmaceuticals, as well as over-the-counter drugs, which are used for the treatment of a wide range of diseases. Currently, Ahn-Gook focuses its development efforts in gastroenterology, oncology and diseases of the respiratory system. Emitasol(R) is being developed globally for use in treating chemotherapy induced emesis and diabetic gastroparesis, a digestive disorder occurring in diabetic patients. However, there can be no assurance that Ahn-Gook will obtain governmental approval in Korea.

     In February 2001, the Company agreed to exclusively license certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received a cash payment and is entitled to receive future potential milestone and royalty payments. In addition, the Company has transferred to Tularik, Inc. certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents which represents the last of RiboGene's remaining compound library.

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

SCIENTIFIC AND OTHER PERSONNEL

     At December 31, 2000, the Company had 46 full-time employees (as compared to 59 full-time employees at December 31, 1999); fourteen of whom are engaged in, or directly support the Company's research and development activities. Of the employees engaged in research and development activities, three hold Ph.D. degrees, and two hold M.D. degrees. In the first quarter of 2000, the Company discontinued its drug discovery programs and terminated eleven employees associated with early stage drug discovery.

     The Company's success will depend in large part on its ability to attract and retain key employees. At December 31, 2000 the Company had eighteen employees engaged directly in the marketing and selling of its on-market products. The Company's potential growth and expansion into areas and activities requiring additional expertise, such as clinical development and regulatory affairs and sales and marketing, are expected to place increased demands on the Company's management skills and resources. These demands are expected to require an increase in management, clinical development and regulatory, and sales personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and sales/marketing personnel and qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. The failure to attract and retain such personnel or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Key Personnel".

                                  RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE SUFFICIENT REVENUE TO ACHIEVE PROFITABILITY.

     We have a history of consistent operating losses. Further, we expect that substantial and increasing operating losses will continue over the next several years. To date, our revenues have been generated principally from sales of Glofil(TM)-125, Inulin, Ethamolin(R), the licensing of rights to commercialize certain research technology and the manufacturing of our proprietary topical triple antibiotic wound care product for our over-the-counter marketing partner, NutraMax Products, Inc. We do not expect Cordox(TM), Ceresine(TM), Migrastat(TM), or any of the compounds currently in pre-clinical testing to be commercially available for a number of years, if at all. Further, our revenues will also be dependent on the FDA approval and sale of Emitasol(R) in conjunction with Shire Pharmaceuticals Group plc. Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

     - finance the operations with external capital until positive cash flows are achieved,

     - acquire additional marketed products; finance product acquisitions,

     - increase sales of current products,

     - finance the growth of the sales/marketing and clinical development/regulatory affairs organization,

     - enter into agreements with corporate partners for product research, development and commercialization,

     - obtain regulatory approvals for new products, and

     - continue to receive products from our contract manufacturers.

     Although new product launches are planned, there can be no assurance that sufficient revenues from new products will be generated nor can there be assurance that the Company will ever generate sufficient revenues to become profitable.

IF WE FAIL TO MAINTAIN OR ENTER INTO NEW CONTRACTS RELATED TO COLLABORATIONS AND IN-LICENSED OR ACQUIRED TECHNOLOGY AND PRODUCTS, OUR BUSINESS COULD ADVERSELY BE AFFECTED.

     Our business model has been dependent on our ability to enter into licensing and acquisition arrangements with commercial or academic entities to obtain technology or marketed products for development and commercialization. Disputes may arise regarding the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and its licensors or scientific collaborators. Additionally, many of our existing in-licensing and acquisition agreements contain milestone-based termination provisions. Our failure to meet any significant milestones in a particular agreement could allow the licensor or seller to terminate the agreement. We may not be able to negotiate additional license and acquisition agreements in the future on acceptable terms, if at all. In addition, current license and acquisition agreements may be terminated, and we may not be able to maintain the exclusivity of our exclusive licenses.

     There can be no assurance that any collaborators will commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating our discoveries. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with the Company. The amount and timing of resources devoted to these activities by the parties could depend on the achievement of milestones by us and otherwise generally may be controlled by other parties. In addition, we expect that our agreements with future collaborators will likely permit the collaborators to terminate their agreements upon written notice to us. This type of termination would substantially reduce the likelihood that the applicable research program or any lead candidate or candidates would be developed into a drug candidate, would obtain regulatory approvals and would be manufactured and successfully commercialized. Therefore, any such termination could materially harm the Company's business.

     There can be no assurance that any of our collaborations will be successful in developing and commercializing products or that we will receive milestone payments or generate revenues from royalties sufficient to offset our significant investment in product development and other costs. Disagreements with our collaborators could lead to delays or interruptions in, or termination of, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and could have a material adverse effect on our business.

WE EXPECT TO INCUR EXPENSE RELATED TO OUR COLLABORATION AGREEMENT WITH SHIRE PHARMACEUTICALS GROUP PLC

     We are obligated to fund one-half of the clinical development expenses for Emitasol(R) under our corporate partnering agreement with Shire Pharmaceuticals Group plc, up to an aggregate of $7 million. Through December 31, 2000 we have made payments to Shire totaling $4.1 million. In addition, we have paid $476,000 for patent related expenses.

     Under the agreement with Shire, the Company is obligated to fund the remaining balance of approximately $2.9 million as a contribution towards the remaining development costs including the pivotal Phase III clinical trial, data analysis and regulatory submissions to the FDA of the NDA. Should the Company be unable to secure adequate financing, the Company may not be able to fund the balance of the development costs and Shire could choose to declare us in breach of the agreement or terminate the clinical development of Emitasol(R).

OUR BUSINESS COULD BE HARMED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS

     Our success will depend in part on our ability to:

     - obtain patents for our products and technologies,

     - protect trade secrets,

     - operate without infringing upon the proprietary rights of others, and

     - prevent others from infringing on our proprietary rights.

     We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and are otherwise protectable under applicable law. We will attempt to protect our proprietary position by filing United States and foreign patent applications related to our proprietary products, technology, inventions and improvements that are important to the development of our business.

     The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Pending patent applications we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed or we will develop. The laws of some foreign countries may not protect the company's intellectual property rights to the same extent as do the laws of the United States.

     In addition to patents, we rely on trade secrets and proprietary know-how. We currently seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by competitors.

     Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. There can be no assurance that our activities will not infringe on patents owned by others. We could incur substantial costs in defending ourselves in suits brought against us or any licensor. Should our products or technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of our products could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of our products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

OUR INABILITY TO SECURE ADDITIONAL FUNDING COULD LEAD TO A LOSS OF YOUR
INVESTMENT

     Although we recently completed a $1.6 million financing with Sigma-Tau and the Company is continuing discussions with other potential investors who have expressed an interest in investing in our Company, there can be no assurance that any further capital investments will materialize, nor that these investments can be completed at attractive terms for the Company, or that the Company will receive any capital investments at all. In order to conduct the operating activities of the Company, we will require substantial additional capital resources in order to acquire new products, increase sales of existing products, and conduct our various clinical development programs. Our future capital requirements will depend on many factors, including the following:

     - product sales performance,

     - cost of clinical and development programs,

     - cost for expansion and maintenance of the sales force,

     - achieving lower cost of goods sold and better operating efficiencies,

     - the acquisition of additional product candidates, and

     - the status of the equity markets, in general, and investor's tolerance for risk, specifically

     We anticipate obtaining additional financing through corporate partnerships and public or private debt or equity financing. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to delay, reduce the scope of, eliminate or divest one or more of our product acquisition, clinical programs or manufacturing efforts. We are aware that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements and interest income will not be sufficient to fund our current and planned operations past the second quarter of 2001.

     Our independent auditors issued an opinion on our financial statements as of December 31, 2000 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

OUR BUSINESS COULD BE HARMED BY INTENSE COMPETITION

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products which target the same diseases and conditions that we will target. For example, there are products on the market that compete with Glofil(TM)-125, Inulin and Ethamolin(R).

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

     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, clinical testing, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also seek patent protection and establish collaborative arrangements for clinical development, manufacturing and marketing of products similar to ours. These companies and institutions will compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

     - product efficacy and safety,

     - the timing and scope of regulatory approvals,

     - availability of resources,

     - reimbursement coverage,

     - price, and

     - patent position, including potentially dominant patent positions of others.

     There can be no assurance that our competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which we are developing or which would render our technology and future drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly than we will. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market specific products. There can be no assurance that drugs resulting from our development efforts, or from the joint efforts of our existing or future collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that we will obtain regulatory approval in the United States or elsewhere.

OUR RELIANCE ON CONTRACT MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS

     We will rely on third party contract manufacturers to produce the clinical supplies for Emitasol(R), Cordox(TM) and Ceresine(TM) and for the marketed products, Glofil(TM)-125, Inulin and Ethamolin(R), and other products that may be developed or commercialized in the future. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, we could lose sales and our clinical testing could be delayed, leading to a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of these products. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, the FDA approval of our products will not be granted. During December of 2000, we were on backorder for Ethamolin(R) due to manufacturing problems at one of our third party contract manufacturers. Although this situation has been resolved, there is no guarantee that it will not occur in the future nor that we will not be on backorder again.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET

     Our current development programs focus on two areas: Emitasol(R) Phase III clinical trials and the development of cytoprotective drugs that targets congenital lactic acidosis. Emitasol(R), intranasal metoclopramide, is currently being developed for two indications: diabetic gastroparesis and delayed onset emesis associated with cancer chemotherapy patients. The diabetic gastroparesis drug candidate is being developed in collaboration with a subsidiary of Shire Pharmaceuticals Group plc ("Shire"), in the United States and has recently completed a Phase II clinical trial in the treatment of diabetic gastroparesis. A

Phase III study is planned to commence in 2002. Additionally, a Phase III clinical trial for delayed onset emesis indication is in the planning stage. The Company may expand its clinical trials of Ceresine(TM), another cytoprotective agent, in congenital lactic acidosis, a frequently fatal disease occurring in children. The Company also has two intranasal drug candidates, on which pilot trials have been conducted: Migrastat(TM) for migraine headache and Hypnostat(TM) for insomnia. There is no guarantee that any of these drugs will successfully complete Phase III testing. The Company expects the failure of one or more of these drugs to successfully pass Phase III testing would likely have a materially adverse effect on the Company's future results of operations. It cannot guarantee, however, that the products will ever successfully pass such testing phases, and if so, result in commercially successful products. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for the Company to complete clinical trials and obtain regulatory approval for product marketing can vary by product and by the indicated use of a product. The Company expects that this will likely be the case with future product candidates and it cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

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

     The degree of market acceptance of any products that we develop will depend on a number of factors, including:

     - the establishment and demonstration of the clinical efficacy and safety of the product candidates,

     - their potential advantage over alternative treatment methods and competing products,

     - reimbursement policies of government and third-party payors, and

     - our ability to market and promote the products effectively.

     The failure of our products to achieve market acceptance could materially harm our business.

OUR BUSINESS AND PRODUCT APPROVALS MUST COMPLY WITH STRICT GOVERNMENT REGULATION

     Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances:

     - would adversely affect the marketing, selling and distribution of any products that we or our corporate partners develop,

     - could impose significant additional costs on us and our corporate partners,

     - could diminish any competitive advantages that we or our corporate partners may attain, and

     - could adversely affect our ability to receive royalties and generate revenues and profits.

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

     In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the development, production and marketing of the Company's products. We may be required to incur significant costs to comply with current or future laws or regulations.

WE MAY NOT BE REIMBURSED BY THIRD PARTY PAYERS

     In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the U.S.) and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations.

     In the U.S. proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been under consideration in several states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to its innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare.

     Legislation in the U.S. requires us to give rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. There can be no assurance that these discounts and rebates may become burdensome to us, which may adversely affect our current business and future product development.

OUR BUSINESS MAY BE AFFECTED BY PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

     Our business will expose us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by us or our collaborators in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand for any of our drug candidates that receive regulatory approval for commercial sale. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance, however, there can be no assurance that we will be able to maintain insurance coverage at acceptable costs or in a sufficient amount, if at all, or that a product liability claim would not harm our reputation, stock price or our business.

WE WILL BE DEPENDENT ON KEY PERSONNEL

     We are highly dependent on the services of Charles J. Casamento, President, Chief Executive Officer and Chairman of the Board. Mr. Casamento has executed an employment agreement. However, there can be no assurance that Mr. Casamento will continue to be employed by us in the future. The loss of Mr. Casamento could materially harm our business. The potential growth and expansion of our business is expected to place increased demands on our management skills and resources. These demands are expected to require a substantial increase in management and scientific personnel to perform clinical and operational work as well as the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel to perform sales and marketing, research and development work and qualified scientific personnel development in the future will also be critical to our success. There can be no assurance that we will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the extensive competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel.

WE COULD BE ADVERSELY AFFECTED BY LITIGATION

     Although there are no material lawsuits pending against the Company, we could be adversely affected by litigation.

ITEM 2.  PROPERTIES

     At December 31, 2000, the Company leased four buildings. The Company headquarters, which includes the Executive, Finance and Administration, Sales and Marketing, Clinical Research, and Regulatory Affairs departments, is located in Hayward, California. The building includes 30,000 square feet of laboratory and office space, under a lease that expires in November 2012. As a result of the Company's termination of its drug discovery programs, the Company no longer required its 15,000 square feet of laboratory space and office space and subleased this space as of July 2000. The Company has entered into a new 10-year lease agreement to lease 23,000 square feet of office space in a nearby location and as a result, plans to sublease 100% of its current headquarter premises to the current sublessee under the existing sublease agreement commencing in May 2001.

     The Company leases two buildings in Carlsbad, California. The Company's distribution, quality control and quality assurance functions are located in 8,203 square feet of space located at 2714 Loker Avenue West. In April 1997, the Company subleased its other building in Carlsbad located at 2732 Loker Avenue West to another pharmaceutical company. The Company has a new lease for the 2714 Loker Avenue West property, which commenced in November 2000 and has a term of 63 months. The lease on the 2732 Loker Avenue West property commenced in December 1993 and has a term of 81 months. Both leases have clauses providing for rent increases at various points in time during the terms of the leases. The subtenant's lease covers the remainder of the Company's original lease term plus a 36-month option, and the subtenant's rental payments to the Company exceed the Company's rental payments to the landlord. In addition, the sublease provides for annual rent increases. Effective February 1, 2001, the sub-lease at 2732 Loker Avenue was assigned to the landlord and the master lease was terminated.

     The Company's manufacturing facility for the Dermaflo(TM) product line is located in Lee's Summit, Missouri. The Company leased temporary space in the Missouri building in December 1998 and on April 19, 1999, occupied its permanent space. The Company has been paying monthly operating expenses on the temporary space since inception and began paying monthly rental on the permanent space commencing September 2000. The lease period ends in December 2004. The Company is currently examining the financial impact of consolidating all of its operations in Union City, CA.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1998, the Company was served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. and the Trustee of The Baron Group, Inc., the parent of A.R. Baron. The complaint alleged that A.R. Baron and the Baron Group made preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee sought return of the funds, totaling $3.2 million.

     During the quarter ended June 30, 2000, the Company reached an agreement to settle the Baron litigation and pay a total amount of $525,000 to the bankruptcy estates of the Baron entities. Additionally, the

Company also reached a settlement agreement with a former insurer in connection with the Baron litigation in which the insurer would pay the Company $150,000 in exchange for policy releases. The Company believes that settling this claim for a net payment of $375,000 was an acceptable outcome to avoid incurring further legal fees and management diversion.

     On September 26, 2000, the courts formally approved the settlement and the case is closed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

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

     The following table sets forth, for the periods presented, the high and low closing bid quotations for the Company's Common Stock. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                              COMMON STOCK
                                                              CLOSING BID
                                                           ------------------
                      QUARTER ENDED                         HIGH        LOW
                      -------------                        -------    -------
December 31, 2000........................................  $1.5000    $0.5625
September 30, 2000.......................................   2.1875     1.3750
June 30, 2000............................................   3.0625     1.2500
March 31, 2000...........................................   5.2500     1.3125

December 31, 1999 (stub period)..........................  $1.5000    $1.1250
October 31, 1999.........................................   2.2500     1.3125
July 31, 1999............................................   2.6875     2.0625
April 30, 1999...........................................   3.0625     2.2500
January 31, 1999.........................................   4.0000     2.3125

     The last sales price of the Common Stock on March 12, 2001 was $0.75. As of March 12, 2001 there were approximately 241 holders of record of the Company's Common Stock.

     The Company has never paid a cash dividend on its Common Stock. The Company's dividend policy is to retain its earnings, if it achieves positive earnings, to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth certain financial data with respect to the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        12/31/00    9/30/00    6/30/00    3/31/00
                                                        --------    -------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues........................................      544      1,809        543        698
Net loss..............................................   (2,798)    (1,966)    (3,747)    (5,251)
Net loss per share....................................    (0.11)     (0.08)     (0.15)     (0.21)

                                            12/31/99
                                           STUB PERIOD    10/31/99    7/31/99    4/30/99    01/31/99
                                           -----------    --------    -------    -------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues...........................       388           498        877        606         833
Net loss.................................    (1,966)       (2,288)    (1,944)    (1,748)     (1,553)
Net loss per share.......................     (0.09)        (0.15)     (0.12)     (0.11)      (0.10)

                                                    FIVE MONTHS
                                      YEAR ENDED       ENDED               YEARS ENDED JULY 31,
                                     DECEMBER 31,   DECEMBER 31,   -------------------------------------
                                         2000         1999(1)       1999      1998      1997      1996
                                     ------------   ------------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net product sales..................    $  2,134       $    624     $ 2,518   $ 3,446   $ 2,428   $ 1,275
Total revenues.....................       3,594            956       2,569     3,616     2,527     1,546
Total operating cost and
  expenses.........................      17,752         23,257      10,026     9,910    (8,004)    4,988
Loss from operations...............     (14,158)       (22,301)     (7,457)   (6,294)   (5,477)   (3,847)
Other income (expense), net........         396             91         673       721    (1,198)      758
Net loss...........................     (13,762)       (22,210)     (6,784)   (5,573)   (6,675)   (3,090)
Net loss per share -- basic and
  diluted..........................       (0.56)         (1.22)      (0.43)    (0.37)    (0.54)    (0.27)
Shares used in computing net loss
  per share -- basic and diluted...      24,722         18,240      15,712    15,187    12,303    11,518

                                                                               JULY 31,
                                 DECEMBER 31,   DECEMBER 31,   -----------------------------------------
                                     2000           1999         1999       1998       1997       1996
                                 ------------   ------------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
  DATA:
Cash, cash equivalents and
  investments (includes $5
  million compensating balance
  at December 31, 2000 and
  1999)........................    $  8,151       $ 21,699     $  7,263   $ 13,445   $ 14,567   $ 15,997
Working capital................       1,201         16,943        5,261     13,379     13,076     15,384
Total assets...................      14,969         32,221       13,140     19,736     21,345     20,266
Long-term obligations..........         548          6,078          147        217      4,176      6,624
Preferred stock................       5,081          5,081           --         --         --         --
Common stock...................      66,152         65,423       41,497     41,328     32,345     23,421
Accumulated deficit............     (65,486)       (51,724)     (29,514)   (22,730)   (17,157)   (10,482)
Total stockholders' equity.....         927         13,626       11,914     18,511     15,026     12,635

---------------
(1) Includes the results of operations of RiboGene, Inc. from November 17, 1999 through December 31, 1999, including a one-time charge for restructuring costs and a non-cash charge for acquired in process research and development costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which the Company's existing capital resources and income from various sources will be adequate to satisfy its capital requirements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as Item 1 "Business of Questcor," including without limitation "Risk Factors," as well as those discussed in any documents incorporated by reference herein or therein.

OVERVIEW

     An important aspect of the Company's ability to conduct its business in the future is the ability to secure sufficient equity capital to fund its operations. In March of 2001, the Company entered into a letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau"), an Italian pharmaceutical company, which provides for an initial investment in Questcor of $1.5 million, for approximately 10.2% of Questcor common stock, plus $100,000 for a warrant to invest an additional $1.5 million within a six month period. The initial investment of $1.5 million plus the issuance of the $100,000 warrant was consummated on April 12, 2001. If Sigma-Tau exercises the warrant in full, the total investment of $3.0 million will represent 18.5% of Questcor's outstanding common stock. It is anticipated that the initial Sigma-Tau investment will provide the Company with sufficient capital to fund its operations through the second quarter of 2001. The Company is in negotiations with Sigma-Tau and other potential investors to provide additional financing. Should the Company be unable to secure additional financing during the first six months of 2001, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable. (See Liquidity and Capital Resources.)

     Our independent auditors issued an opinion on our financial statements as of December 31, 2000 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     The Company was founded in 1990, commenced its research and development activities in 1991 and completed an initial public offering (the "IPO") in November 1992. The Company commenced clinical trials in December 1994, acquired two FDA approved products, Glofil(TM)-125 and Inulin, in August 1995 and acquired a third FDA approved product, Ethamolin(R), in November 1996. The Company acquired the Dermaflo(TM) topical burn/wound care technology and two FDA approved products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, the Company changed its name from Cypros Pharmaceutical Corporation to Questcor Pharmaceuticals, Inc. after completing a merger with RiboGene, Inc. As a result of the merger, each outstanding share of RiboGene's common stock was converted into 1.509 shares of common stock of the Company and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of Series A preferred stock of the Company. The merger resulted in the issuance of approximately 8,735,000 shares of the Company's common stock and 2,156,000 shares of the Company's Series A preferred stock, valued at an aggregate of $23,643,000. The purchase price also included approximately $5,310,000 related to outstanding RiboGene stock options and outstanding warrants assumed by the Company and $1,065,000 of transaction costs, for an aggregate purchase price of $30,019,000.

     The merger transaction was accounted for as a purchase. A write-off of $15,168,000 for in-process research and development acquired from RiboGene is included in the Company's statement of operations for the five months ended December 31, 1999. The intangible assets acquired will be amortized over their estimated useful lives of 3 years. The Company has sustained an accumulated deficit of $65,486,000 from inception through December 31, 2000. The Company expects to incur significant operating losses over the next several years due primarily to expanded clinical testing of its product candidates and commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of the Company's clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments.

RESULTS OF OPERATIONS

  Year ended December 31, 2000 compared to the five months ended December 31,
1999

     The comparison data presented below is for information purposes. It is difficult to analyze variances between the year ended December 31, 2000 and the five months ended December 31, 1999 for two reasons: (1) the comparative periods are different and (2) the five months ended December 31, 1999 includes merger related restructuring charges. For a more meaningful comparison, please refer to the information presented in the "Year ended December 31, 2000 compared to the year ended July 31, 1999".

     For the year ended December 31, 2000, the Company incurred a net loss of $13,762,000 (or $0.56 per share), compared to a net loss of $22,210,000 (or $1.22 per share) for the five months ended December 31, 1999. During the five months ended December 31, 1999, the Company completed its merger with RiboGene, Inc. As a result of the merger, operations for the period include a one-time non-cash charge of $15,168,000 for acquired in-process research and development and a $1,530,000 one-time charge for restructuring costs, primarily related to severance of former Cypros employees.

     Revenue for the year ended December 31, 2000 totaled $3,594,000 as compared to $956,000 for the five months ended December 31, 1999. This relative increase was primarily due to the recognition of $1,250,000 in technology revenue from the sale of the Company's proprietary antiviral drug research technology, HCV IRES and HCV NS5A-PKR, to Rigel Pharmaceuticals, Inc. In addition, product sales increased to $2,134,000 for the year ended December 31, 2000 from $624,000 for the five months ended December 31, 1999. The increase in product sales consisted of $618,000 in Ethamolin(R) sales, $691,000 in Glofil(TM)-125 sales, and $207,000 in Inulin sales for the year ended December 31, 2000 compared to $319,000, $251,000 and $20,000, respectively for the five month period ended December 31, 1999. In addition, the startup of the supplies of rolled padded stock (Neoflo(TM)) amounted to $618,000 for the year ended December 31, 2000 compared to $35,000 for the five months ended December 31, 1999. During 2000, the Company hired additional sales personnel and initiated a sales and marketing plan that is expected to result in increased product sales in 2001.

     In May 2000, one of the Company's major customers, NutraMax Products, Inc. ("NutraMax") filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company has a multi-year marketing and joint venture agreement with NutraMax Products, Inc. under which the Company is supplying its proprietary triple antibiotic product using the Dermaflo(TM) technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax has the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement calls for the Company and NutraMax to jointly develop several new products using the Dermaflo(TM) technology and to share the development expense and profits from future sales. The Company began shipping the products to NutraMax in March 1999. Net sales to NutraMax totaled $618,000 for the year ended December 31, 2000, $35,000 for the five months ended December 31, 1999 and $167,000 for the year ended July 31, 1999, representing 17%, 4% and 7% of total revenues, respectively. As of May 2, 2000, NutraMax filed for protection under Chapter 11 of the United States Bankruptcy Code, the Company had a claim outstanding of $190,000 as an unsecured creditor. It is unclear how much of this amount will be recovered. Since the filing date, the Company has agreed on new payment terms with NutraMax and has sold $293,000 of product for which the Company has been paid in accordance with the revised terms. In February 2001, NutraMax's plan of reorganization was approved by the U.S. Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective that date.

     Costs of product sales increased to $1,938,000 for the year ended December 31, 2000 from $500,000 in the five months ended December 31, 1999. The relative increase in cost resulted from the increase in production of the Company's topical triple antibiotic rolled padded stock and higher product sales for Glofil(TM)-125 and Inulin, in addition to a $50,000 write-down to accurately reflect the current value of inventory in stock.

     Gross margins for the marketed products for the year ended December 31, 2000 were 59% for Ethamolin(R), 36% for Glofil(TM)-125, 35% for Inulin, and
(80)% for the rolled padded stock, compared to the 54%, 51%, 1% and (504%), respectively, for the five month period ended December 31, 1999. The negative gross margin in rolled padded stock for the 1999 period resulted from the initial production and start up costs for that product. The rolled padded stock is made with costly raw materials, and in addition, our sales price to NutraMax is contractually fixed by our agreement with them. The gross margins for Glofil(TM)-125 and Inulin have been historically affected by shrinkage resulting from short shelf lives. It is anticipated that increased sales volume will reduce that shrinkage.

     Sales and marketing expense increased to $2,539,000 for the year ended December 31, 2000 from $946,000 in the five months ended December 31, 1999. This relative increase is principally due to salary and recruiting costs associated with the expansion of the sales force from seven people at December 31, 1999 to eighteen people at December 31, 2000 and higher expenses for sales and marketing materials.

     General and administrative expense increased to $5,495,000 for the year ended December 31, 2000 from $1,684,000 in the five month period ended December 31, 1999. This relative increase resulted from merger related expenses associated with the consolidation of the Company's corporate offices and a combination of administrative functions, higher expenses for audit, legal and other professional services, a charge for the settlement of the A. R. Baron litigation, as well as a $170,000 write-off of accounts receivable associated with NutraMax.

     Product development expense increased to $3,760,000 for the year ended December 31, 2000 from $1,266,000 in the five months period ended December 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol(R) acquired in the RiboGene merger. Product development costs for 2001 are expected to be $4,446,000.

     Discovery research expense decreased to $1,461,000 for the year ended December 31, 2000 from $1,589,000 in the five months period ended December 31, 1999. In January 2000, the Company terminated its research collaboration with Dainippon. As a result, the Company discontinued all early stage drug discovery programs. This decrease in expenses was partially offset by legal costs and ongoing obligations associated with drug discovery programs including those acquired in the RiboGene merger.

     Depreciation and amortization expense increased to $2,559,000 for the year ended December 31, 2000 from $574,000 in the five month period ended December 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger as well as an additional charge of $303,000 to depreciation expense in order to reflect a change in the estimated useful life of certain leased laboratory and manufacturing equipment.

     Net interest and other income for the year ended December 31, 2000 increased to $164,000 from $86,000 in the five month period ended December 31, 1999, principally due to the addition of debt and capital lease obligations for leased laboratory equipment with the acquisition of RiboGene.

     Net rental income increased to $261,000 for the year ended December 31, 2000 from $5,000 for the five month period ended December 31, 1999 primarily due to the sublease of a portion of the Company's Hayward facility, commencing in July 2000.

  Year ended December 31, 2000 compared to the year ended July 31, 1999

     For the year ended December 31, 2000, the Company incurred a net loss of $13,762,000 (or $0.56 per share), compared to a net loss of $6,784,000 (or $.43 per share) for the year ended July 31, 1999.

     Revenue for the year ended December 31, 2000 increased 40% to $3,594,000 as compared to $2,569,000 for year ended July 31, 1999. This increase was primarily due to the recognition of $1,250,000 of technology revenue from the sale of the Company's proprietary antiviral drug research technology, HCV IRES and HCV NS5A-PKR, to Rigel Pharmaceuticals, Inc.

     Product sales decreased 15% to $2,134,000 for the year ended December 31, 2000 from $2,518,000 in year ended July 31, 1999. This decrease was primarily due to a 63% decline in Ethamolin(R) sales versus the prior period. This decrease was partially offset by an increase in sales of our rolled padded stock of Neoflo(TM). Ethamolin(R) sales declines were a result of wholesale stocking during the 1999 period and competition from certain medical devices in the Ethamolin(R) market. With the addition and training of the sales force during the 3rd quarter of 2000, the promotional support behind Ethamolin(R) and the backorder situation resolved, the Company believes the outlook for Ethamolin(R) sales in 2001 is positive.

     Costs of product sales increased 151% to $1,938,000 for the year ended December 31, 2000 from $771,000 for year ended July 31, 1999. The increase in cost resulted from the increase in the sales of Neoflo(TM) and therefore the related cost of goods sold in addition to a $50,000 write-down to accurately reflect the current value of inventory in stock.

     Gross margins for the marketed products for the year ended December 31, 2000 were 59% for Ethamolin(R), 36% for Glofil(TM)-125, 35% for Inulin, and
(80)% for the rolled padded stock compared to the 82%, 46%, 55%, and 62% respectively, for the year ended July 31, 1999.

     Sales and marketing expense increased by 49% to $2,539,000 for the year ended December 31, 2000 from $1,703,000 in the prior period ended July 31, 1999. This increase is principally due to salary and recruiting costs associated with the expansion of the sales force and expenses for sales and marketing materials.

     General and administrative expense increased 143% to $5,495,000 for the year ended December 31, 2000 from $2,261,000 in the year ended July 31, 1999. This increase resulted from merger related expenses associated with the consolidation of the Company's corporate offices and a combination of administrative functions, higher expenses for audit, legal and other professional services, a charge for the settlement of the A. R. Baron litigation, as well as a write-off of $170,000 of accounts receivable associated with NutraMax.

     Product development expense increased 54% to $3,760,000 for the year ended December 31, 2000 from $2,438,000 in year ended July 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol(R), acquired in the RiboGene merger.

     Discovery research expense decreased 10% to $1,461,000 for the year ended December 31, 2000 from $1,614,000 in the prior period. Continued expenses in the year ended December 31, 2000 included legal costs and ongoing obligations associated with drug discovery programs acquired in the RiboGene merger. In January 2000, the company terminated its research collaboration with Dainippon.

     Depreciation and amortization expense increased 107% to $2,559,000 for the year ended December 31, 2000 from $1,239,000 in the year ended July 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger as well as an additional charge of $303,000 to depreciation in order to reflect a change in the estimated useful life of certain leased laboratory and manufacturing equipment.

     Net interest and other income for the year ended December 31, 2000 decreased 72% to $164,000 from $590,000 in the prior period, principally due to the addition of debt and capital lease obligations for leased laboratory equipment with the acquisition of RiboGene.

     Net rental income increased to $261,000 for the year ended December 31, 2000 from $83,000 in year ended July 31, 1999 primarily due to the sublease of a portion of the Company's Hayward facility, commencing in July 2000.

  Year ended July 31, 1999 compared to year ended July 31, 1998

     During the fiscal year ended July 31, 1999, the Company sustained a loss of $6,784,000, or $0.43 per share, compared to a loss of $5,573,000 or $0.37 per share, for the prior fiscal year. Net sales for fiscal 1999 of $2,518,000 from Glofil(TM)-125, Inulin and Ethamolin(R), plus other income of $724,000, resulting from interest, grant, and rental income, were offset by $10,026,000 in costs of sales and expenses for sales and marketing, general and administrative, product development, discovery research and depreciation and amortization. During the prior fiscal year, the net sales of $3,446,000 from the sales of Ethamolin(R), Glofil(TM)-125 and Inulin and other income of $1,150,000 (principally interest income) was offset by $9,910,000 in costs of sales and expenses for sales and marketing, general and administrative, clinical testing and regulatory, and pre-clinical research and development as well as depreciation and amortization and $259,000 in amortization of discounts on its mandatory convertible notes.

     Net sales declined during the fiscal year ended July 31, 1999, principally due to increasing competition in the market served by Ethamolin(R) and the expected decline in Glofil(TM)-125 sales volume due to the termination in the third quarter of fiscal 1998 of a customer's two clinical trials which required Glofil(TM)-125 to be used as part of their protocols. In addition, during the fourth quarter of fiscal 1999, the Company commenced shipments of the topical triple antibiotic wound care product, incorporating the Dermaflo(TM) technology, to its marketing partner, NutraMax Products, Inc., and thus, began introducing the related costs to the cost of sales. Grant revenue declined 70% during fiscal 1999 to $51,000 from $170,000 in fiscal 1998, as there was only one grant in process for much of fiscal 1999, versus two during the prior fiscal year. During the last month of fiscal year ended July 31, 1999, the Company received a two-year federal grant for its glial chloride channel blocker program.

     Sales and marketing expense increased by 30% to $1,703,000 in fiscal 1999 from $1,310,000 in the prior fiscal year, principally due to the recruiting cost of hiring additional personnel, additional costs associated with promotional items and advertising, the cost of a clinical study of Glofil(TM)-125 to prove the viability of a 45-minute test, and regulatory consulting expense related to these studies.

     General and administrative expenses decreased by 19% to $2,261,000 in fiscal 1999, from $2,802,000 in the comparable 1998 period. The decrease resulted from the fact that the 1998 period included legal and administrative costs associated with the Dermaflo(TM) acquisition.

     Discovery research expense increased by 27% to $1,614,000 in fiscal 1999 from $1,267,000 in the prior fiscal year, principally due to expenditures associated with the development of the Dermaflo(TM) technology.

     Interest and other income decreased by 27% to $590,000 in fiscal 1999 from $809,000 in the prior fiscal year, principally because the Company had a larger investment portfolio during the prior fiscal year.

     Rental income net of related expenses decreased by 51% to $83,000 in fiscal 1999 from $171,000 in the prior fiscal year, principally due to the increases in rent expense and amortization of tenant improvement expense in fiscal 1999.

     The amortization of the discount and costs on the Company's mandatorily convertible notes was completed in fiscal 1998, and therefore, the Company did not have these expenses in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has principally funded its activities to date through various issuances of equity securities, which, through April 12, 2001, have raised total net proceeds of $37.3 million, and to a lesser extent through product sales.

     At December 31, 2000, the Company had cash, cash equivalents and short-term investments of $8,151,000 compared to $21,699,000 at December 31, 1999, including a compensating balance of $5,000,000 in each period. At December 31, 2000, working capital was $1,201,000 compared to $16,943,000 at December 31, 1999. The decrease in working capital was principally due to the loss from operations for the current and prior years and payments for accrued restructuring costs resulting from the acquisition of RiboGene, Inc.

     As a result of the merger with RiboGene, the Company assumed $5 million of long-term debt financing with a bank. The note required monthly interest payments, at prime plus 1% (10.5% at December 31, 2000), with the principal payment due at the end of the three-year term (December 2001). The note was collateralized by a perfected security interest in all unencumbered assets of the Company and required that the Company maintain depository balances. The Company was also required to comply with financial covenants based on certain ratios. At June 30, 2000 the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5 million note payable from long-term to short-term debt. In November 2000, the $5 million note payable was converted into a $5 million cash secured facility, the financial covenants were removed and the blanket lien on all assets were released. The interest expense on the

$5 million note is fixed at a rate of 2% greater than the Certificate of Deposit interest rate earned on the underlying $5 million cash investment which serves as a compensating bank balance with its use restricted.

     The Company leases four buildings with lease terms ranging from three to fifteen years and annual rent payments for 2001 are estimated to be $1,332,000. Additionally, the Company has equipment lease commitments with estimated 2001 payments of $96,000. The Company has subleased a substantial portion of the unused building space and laboratory equipment under a sublease with a term of six years, representing estimated sublease revenue of $452,000 for 2001. Additionally, the Company has a commitment to fund Emitasol(R) co-development costs up to $7 million, of which $4.1 million has been paid.

     The Company expects that its cash needs will increase significantly in future periods due to increased clinical testing activity, growth of sales, marketing, administrative and clinical development and regulatory staff. Even with the April 2001 investment by Sigma-Tau and the exercise of the warrant, which has not and may not occur (see below), the Company's management believes that the Company's working capital will not be sufficient to fund the operations of the Company and will not be able to meet day-to-day operating expenses or long-term commitments past the second quarter of 2001 without an additional capital infusion. The Company is, at present, in negotiations with different potential financial investors who have indicated an interest in investing in the Company and have offered to contribute equity capital. Should the Company be unable to secure the necessary financing, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable.

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

     The Company is funding a portion of its operating expenses through its cash flow from product sales, but expects to seek additional funds through public or private equity financing or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. The Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

  Sigma-Tau Investment

     On March 29, 2001 the Company entered into a binding letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau") relating to the purchase by Sigma-Tau of Company common stock and the purchase by Sigma-Tau of a warrant to acquire additional Company common stock. Pursuant to the Letter Agreement in April 2001, the Company issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million.

     The Company also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of the Company's common stock. The purchase price of such warrant was $100,000. The shares of common stock issuable upon the exercise of the warrant will have an exercise price equal to $0.522 per share and will be exercisable from the date of issuance until the close of business on September 29, 2001. The $100,000 to be paid by Sigma-Tau for the warrant will be non-refundable, and in the event that Sigma-Tau elects not to exercise the warrant in full on or before the close of business on September 29, 2001 (the "Expiration Date"), the Company will have no obligation to return any such portion of the $100,000 paid for the warrant. In the event that Sigma-Tau exercises the warrant in full, on or before the Expiration Date, the $100,000 paid for the warrant will be credited toward the purchase of the aggregate of 2,873,563 shares of Company common stock under the warrant. Pursuant to the rules of the American Stock Exchange, however, the warrant is exercisable for a maximum of 2,161,752 shares unless approval is obtained from the Company's shareholders.

     The letter agreement also contemplates that the Company and Sigma-Tau may engage in a near-term strategic or collaboration transaction. To further this objective, the Company and Sigma-Tau have agreed to a so-called "Exclusivity Period" for a period of twenty business days from the date of the Letter Agreement, whereby in order to facilitate Sigma-Tau's review of the affairs of the Company, the Company has agreed to refrain from engaging in certain activities, including: entering into any sale or disposition of any significant portion of its assets or stock with any other pharmaceutical, biotechnology or health care company; merging or consolidating with any other pharmaceutical, biotechnology or health care company; issuing or transferring any securities to any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; entering into any transaction with any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; and, encouraging, soliciting or negotiating any transaction with any other pharmaceutical, biotechnology or health care company.

  Acquisition of RiboGene, Inc. Development Program

     Emitasol(R) is the primary RiboGene development program acquired in November 1999. This program was assigned a value of $15,168,000 which was charged to acquired in-process research and development. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using discount rates and probability of technical success factors which management believes adequately reflects the substantial risk of drug development. In the valuation model, it is assumed that clinical trials are successfully completed, regulatory approval to market the product is obtained and the Company is able to manufacture the products in commercial quantities. Future cash flows, if any, will result primarily from milestone and royalty payments from Shire and other licenses of Emitasol(R). Each of these activities is subject to significant risks and uncertainties.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounts Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has determined that the adoption of SFAS 133, will not have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the adoption of SAB 101, effective January 1, 2000, had no material affect on its financial position or results of operations.

ITEM 7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, commercial paper and corporate notes, and all such investments held in the Company's portfolio as of December 31, 2000, mature in 2001. The table below presents the amounts and related interest rates of the Company's investment portfolio as of December 31, 2000.

                                                                             FAIR VALUE
                                                            2001    TOTAL     12/31/00
                                                           ------   ------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 INTEREST RATES)
ASSETS
Cash and cash equivalents (includes a compensating
  balance of $5,000).....................................  $6,818   $6,818     $6,818
Average interest rate....................................    6.00%      --         --
Short-term investments...................................     499      499        499
Average interest rate....................................    7.61%      --         --
LIABILITIES
Notes payable -- Short term..............................  $5,382   $5,382     $5,382
Average interest rate....................................   10.63%      --         --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         QUESTCOR PHARMACEUTICALS, INC.

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   38
Audited Financial Statements
  Consolidated Balance Sheets...............................   39
  Consolidated Statements of Operations.....................   40
  Consolidated Statement of Preferred Stock and
     Stockholders' Equity...................................   41
  Consolidated Statements of Cash Flows.....................   42
Notes to Consolidated Financial Statements..................   44
Financial Statement Schedules...............................   60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Executive Compensation".

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements are included in Item 8.

     Report of Ernst & Young LLP Balance Sheet as of December 31, 2000 and 1999

     Statement of Operation for years ended December 31, 2000 and five months ended December 31, 1999 and 1998 and the years ended July 31, 1999 and 1998

     Statements of Changes in Preferred Stock and Stockholders' Equity for 2000, 1999 and 1998

     Statements of Cash Flows for years ended December 31, 2000 and five months ended December 31, 1999 and 1998 and the years ended July 31, 1999 and 1998 note to Financial Statement

(a)(2) The following financial statement schedule is included in Item 14(a)(2) Valuation and Qualifying Accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUESTCOR PHARMACEUTICALS, INC.

                                          By /s/  CHARLES J. CASAMENTO
                                            ------------------------------------
                                                    Charles J. Casamento
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----
            /s/ CHARLES J. CASAMENTO              Chairman of the Board, President and   April 17, 2001
------------------------------------------------    Chief Executive Officer and
              Charles J. Casamento                  Director (Principal Executive
                                                    Officer)

               /s/ HANS P. SCHMID                 Vice President, Finance &              April 17, 2001
------------------------------------------------    Administration and Chief Financial
                 Hans P. Schmid                     Officer (Principal Financial and
                                                    Accounting Officer)

             /s/ ROBERT F. ALLNUTT                Director                               April 17, 2001
------------------------------------------------
               Robert F. Allnutt

              /s/ FRANK SASINOWSKI                Director                               April 17, 2001
------------------------------------------------
                Frank Sasinowski

                  /s/ JON SAXE                    Director                               April 17, 2001
------------------------------------------------
                    Jon Saxe

              /s/ JOHN SPITZNAGEL                 Director                               April 17, 2001
------------------------------------------------
                John Spitznagel

           /s/ ROGER G. STOLL, PH.D.              Director                               April 17, 2001
------------------------------------------------
                 Roger G. Stoll

              /s/ VIRGIL THOMPSON                 Director                               April 17, 2001
------------------------------------------------
                Virgil Thompson

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Questcor Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, preferred stock and stockholders' equity, and cash flows for the year ended December 31, 2000, the five months ended December 31, 1999 and for each of the two years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Questcor Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, the five months ended December 31, 1999 and for each of the two years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Questcor Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has insufficient working capital to fund operations through December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 16, 2001
(Except for Note 1, paragraphs 3 and 5, and Note 13, as to which the date is April 12, 2001)

                         QUESTCOR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AND AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents (includes a compensating balance
     of $5,000, see Note 8).................................    $  6,818        $ 10,912
  Short-term investments....................................       1,333          10,787
  Accounts receivable, net of allowance for doubtful
     accounts of $56 and $30 at December 31, 2000 and 1999,
     respectively...........................................         172           1,889
  Inventories...............................................          56             176
  Prepaid expenses and other current assets.................         499             412
                                                                --------        --------
     Total current assets...................................       8,878          24,176
Property and equipment......................................       1,427           2,852
Goodwill and other intangibles, net.........................       3,357           5,029
Deposits and other assets...................................       1,307             164
                                                                --------        --------
     Total assets...........................................    $ 14,969        $ 32,221
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    476        $  2,444
  Accrued compensation......................................         392           1,682
  Deferred revenue..........................................          --             167
  Accrued development costs.................................         541           1,579
  Other accrued liabilities.................................         798             773
  Short-term debt and current portion of long-term debt.....       5,382             348
  Current portion of capital lease obligations..............          88             240
                                                                --------        --------
     Total current liabilities..............................       7,677           7,233
Long-term debt..............................................         489           5,893
Capital lease obligations...................................          59             185
Other non-current liabilities...............................         736             203
Commitments
Preferred stock, no par value, 7,500,000 shares authorized;
  2,155,715 Series A shares issued and outstanding at
  December 31, 2000, and 1999 (aggregate liquidation of
  $10,000 at December 31, 2000 and 1999)....................       5,081           5,081
Stockholders' equity:
  Common stock, no par value, 75,000,000 shares authorized;
     25,303,091 and 4,470,068 shares issued and outstanding
     at December 31, 2000, and 1999, respectively...........      66,152          65,423
  Deferred compensation.....................................         (71)            (53)
  Accumulated deficit.......................................     (65,486)        (51,724)
  Accumulated other comprehensive gain (loss)...............         332             (20)
                                                                --------        --------
          Total stockholders' equity........................         927          13,626
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 14,969        $ 32,221
                                                                ========        ========

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FIVE MONTHS ENDED          YEARS ENDED
                                        YEAR ENDED          DECEMBER 31,               JULY 31,
                                       DECEMBER 31,    -----------------------    ------------------
                                           2000          1999         1998         1999       1998
                                       ------------    --------    -----------    -------    -------
                                                                   (UNAUDITED)
Revenue:
  Net product sales..................    $  2,134      $    624      $   897      $ 2,518    $ 3,446
  Contract research revenue..........         207           257           --           --         --
  Technology revenue.................       1,250            --           --           --         --
  Royalty and grant revenue..........           3            75           11           51        170
                                         --------      --------      -------      -------    -------
Total revenues.......................       3,594           956          908        2,569      3,616
Operating costs and expenses:
  Cost of product sales..............       1,938           500          271          771        771
  Sales and marketing................       2,539           946          733        1,703      1,310
  General and administrative.........       5,495         1,684          837        2,261      2,802
  Product development................       3,760         1,266        1,053        2,438      2,521
  Discovery research.................       1,461         1,589          581        1,614      1,267
  Restructuring costs................          --         1,530           --           --         --
  Depreciation and amortization......       2,559           574          507        1,239      1,239
  Acquired in process research and
     development.....................          --        15,168           --           --         --
                                         --------      --------      -------      -------    -------
Total operating costs and expenses...      17,752        23,257        3,982       10,026      9,910
                                         --------      --------      -------      -------    -------
Loss from operations.................     (14,158)      (22,301)      (3,074)      (7,457)    (6,294)
Interest and other income, net.......         135            86          300          590        809
Rental income, net...................         261             5           35           83        171
Amortization of discount and costs on
  mandatorily convertible notes......          --            --           --           --       (259)
                                         --------      --------      -------      -------    -------
Net loss.............................    $(13,762)     $(22,210)     $(2,739)     $(6,784)   $(5,573)
                                         ========      ========      =======      =======    =======
Net loss per common share:
Basic and diluted....................    $  (0.56)     $  (1.22)     $ (0.17)     $ (0.43)   $ (0.37)
                                         ========      ========      =======      =======    =======
Weighted average shares of common
  stock outstanding..................      24,722        18,240       15,712       15,712     15,187
                                         ========      ========      =======      =======    =======

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

      CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDER'S EQUITY YEAR ENDED DECEMBER 31, 2000, FIVE MONTHS ENDED DECEMBER 31, 1999 AND
                      YEARS ENDED JULY 31, 1999, AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                   ACCUMULATED
                                          PREFERRED STOCK         COMMON STOCK                                        OTHER
                                         ------------------   --------------------     DEFERRED     ACCUMULATED   COMPREHENSIVE
                                          SHARES     AMOUNT     SHARES     AMOUNT    COMPENSATION     DEFICIT      GAIN/(LOSS)
                                         ---------   ------   ----------   -------   ------------   -----------   -------------
Balances at July 31, 1997..............         --   $  --    13,650,405   $32,345      $(161)       $(17,157)        $ --
  Conversion of mandatorily convertible
    notes..............................         --      --     1,205,446     4,025         --              --           --
Issuance of redeemable class B
  Warrants.............................         --      --       856,026     4,707         --              --           --
  Deferred compensation................         --      --            --       251       (251)             --           --
  Amortization of deferred
    Compensation.......................         --      --            --        --        325              --           --
  Net loss.............................         --      --            --        --         --          (5,573)          --
                                         ---------   ------   ----------   -------      -----        --------         ----
Balances at July 31, 1998..............         --      --    15,711,877    41,328        (87)        (22,730)          --
  Deferred compensation................         --      --            --       169       (169)             --           --
  Amortization of deferred
    compensation.......................         --      --            --        --        187              --           --
  Net loss.............................         --      --            --        --         --          (6,784)          --
                                         ---------   ------   ----------   -------      -----        --------         ----
Balances at July 31, 1999..............         --      --    15,711,877    41,497        (69)        (29,514)          --
  Issuance of preferred stock in
    business acquisition...............  2,155,715   5,081            --        --         --              --           --
  Issuance of common stock in business
    acquisition........................         --      --     8,735,061    18,562         --              --           --
  Issuance of stock options in business
    acquisition........................         --      --            --     5,310         --              --           --
  Issuance of common stock to board
    members............................         --      --        23,130        54         --              --           --
  Amortization of deferred
    compensation.......................         --      --            --        --         16              --           --
Comprehensive income (loss):
  Net unrealized loss on Investments...         --      --            --        --         --              --          (20)
  Net loss.............................         --      --            --        --         --         (22,210)          --
    Total comprehensive
      income/(loss)....................         --      --            --        --         --              --           --
                                         ---------   ------   ----------   -------      -----        --------         ----
Balances at December 31, 1999..........  2,155,715   5,081    24,470,068    65,423        (53)        (51,724)         (20)
Stock compensation for options and
  warrant granted to consultants.......         --      --            --        15         --              --           --
  Deferred compensation................         --      --            --        --        (46)             --           --
  Amortization of deferred
    compensation.......................         --      --            --        --         28              --           --
  Issuance of common stock upon
    exercise of stock options..........         --      --       298,665       648         --              --           --
  Issuance of common stock to board
    members............................         --      --        60,000        16         --              --           --
Issuance of shares pursuant to employee
  stock purchase plan..................         --      --        93,666        50         --              --           --
Other issuance of common stock.........         --      --       380,692        --         --              --           --
Comprehensive income (loss)
  Net unrealized gain on investments...         --      --            --        --         --              --          352
  Net loss.............................         --      --            --        --         --         (13,762)          --
    Total comprehensive loss...........         --      --            --        --         --              --           --
                                         ---------   ------   ----------   -------      -----        --------         ----
Balances at December 31, 2000..........  2,155,715   $5,081   25,303,091   $66,152      $ (71)       $(65,486)        $332
                                         =========   ======   ==========   =======      =====        ========         ====


                                             TOTAL
                                         STOCKHOLDERS'
                                            EQUITY
                                         -------------
Balances at July 31, 1997..............    $ 15,027
  Conversion of mandatorily convertible
    notes..............................       4,025
Issuance of redeemable class B
  Warrants.............................       4,707
  Deferred compensation................          --
  Amortization of deferred
    Compensation.......................         325
  Net loss.............................      (5,573)
                                           --------
Balances at July 31, 1998..............      18,511
  Deferred compensation................          --
  Amortization of deferred
    compensation.......................         187
  Net loss.............................      (6,784)
                                           --------
Balances at July 31, 1999..............      11,914
  Issuance of preferred stock in
    business acquisition...............          --
  Issuance of common stock in business
    acquisition........................      18,562
  Issuance of stock options in business
    acquisition........................       5,310
  Issuance of common stock to board
    members............................          54
  Amortization of deferred
    compensation.......................          16
Comprehensive income (loss):
  Net unrealized loss on Investments...         (20)
  Net loss.............................     (22,210)
                                           --------
    Total comprehensive
      income/(loss)....................     (22,230)
                                           --------
Balances at December 31, 1999..........      13,626
Stock compensation for options and
  warrant granted to consultants.......          15
  Deferred compensation................         (46)
  Amortization of deferred
    compensation.......................          28
  Issuance of common stock upon
    exercise of stock options..........         648
  Issuance of common stock to board
    members............................          16
Issuance of shares pursuant to employee
  stock purchase plan..................          50
Other issuance of common stock.........          --
Comprehensive income (loss)
  Net unrealized gain on investments...         352
  Net loss.............................     (13,762)
                                           --------
    Total comprehensive loss...........     (13,410)
                                           --------
Balances at December 31, 2000..........    $    927
                                           ========

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                            FIVE MONTHS ENDED          YEARS ENDED
                                            YEAR ENDED         DECEMBER 31,             JULY 31,
                                           DECEMBER 31,   ----------------------   -------------------
                                               2000         1999        1998         1999       1998
                                           ------------   --------   -----------   --------   --------
                                                                     (UNAUDITED)
OPERATING ACTIVITIES
Net loss.................................    $(13,762)    $(22,210)    $(2,739)    $ (6,784)  $ (5,573)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization of deferred
     compensation........................          28           16         123          187        325
  Depreciation and amortization..........       2,559          661         520        1,273      1,239
  Charge for in process research and
     development.........................          --       15,168          --           --         --
  Issuance of common stock to board
     members.............................          31           54          --           --         --
  Amortization of discount and costs on
     mandatorily convertible notes.......          --           --          --           --        259
  Deferred rent expense..................          --           --          (6)          30         (3)
  Loss (gain) on the sale of equipment...          21           30          (6)          (6)        --
  Other..................................         (46)          --          --                      41
Changes in operating assets and
  liabilities, net of effects from
  acquisitions:
  Accounts receivable....................       1,717          303         306          125       (161)
  Inventories............................         120           29         (70)        (122)        10
  Prepaid expenses and other current
     assets..............................         (87)        (183)         15          102       (140)
  Accounts payable.......................      (1,968)        (134)       (246)         (53)       186
  Accrued compensation...................      (1,290)       1,217          --           --         --
  Deferred revenue.......................        (167)        (239)         --           --         --
  Accrued development costs..............      (1,038)         (36)         --           --         --
  Other accrued liabilities..............          25          380          23                     (87)
  Other non-current liabilities..........         532                                   124
                                             --------     --------     -------     --------   --------
Net cash flows used in operating
  activities.............................     (13,325)      (4,944)     (2,080)      (5,124)    (3,904)
INVESTING ACTIVITIES
Purchase of short-term investments.......          --         (909)     (2,308)      (1,148)   (12,481)
Proceeds from the maturity of short-term
  investments............................          --        2,292       5,140        6,821     11,518
Proceeds from the sale of short-term
  investments............................       9,806        2,667          --           --         --
Net cash from RiboGene acquisition.......          --        9,258          --           --         --
Investment in purchased technology.......          --           --          --           --         --
Installment payment for purchased
  technology.............................          --           --          --           --     (1,272)
Purchase of property, equipment and
  leasehold Improvements.................         (85)        (100)       (139)        (651)      (587)
Proceeds from the sale of equipment......          10           --          11           11         --
Increase in licenses and patents.........          --           --         (10)         (14)       (97)
Increase (decrease) in deposits and other
  assets.................................        (550)         269          21         (198)        23
                                             --------     --------     -------     --------   --------
Net cash flows provided by (used in)
  investing activities...................       9,181       13,477       2,715        4,820     (2,896)

                         QUESTCOR PHARMACEUTICALS, INC.

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                            FIVE MONTHS ENDED          YEARS ENDED
                                            YEAR ENDED         DECEMBER 31,             JULY 31,
                                           DECEMBER 31,   ----------------------   -------------------
                                               2000         1999        1998         1999       1998
                                           ------------   --------   -----------   --------   --------
                                                                     (UNAUDITED)
FINANCING ACTIVITIES
Issuance of common stock, net............         698           --          --           --      4,708
Cash paid for repurchase of mandatorily
  convertible notes......................          --           --          --           --         (2)
Issuance of long-term debt...............          --           --           4                     209
Issuance of capital leases...............          --           --         100           --
Repayment of long-term debt..............        (370)         (71)        (52)         (95)       (94)
Repayments of capital
  leases/obligations.....................        (278)         (59)        (39)        (108)      (106)
                                             --------     --------     -------     --------   --------
Net cash flows (used in) provided by
  financing activities...................          50         (130)         13         (203)     4,715
                                             --------     --------     -------     --------   --------
Increase (decrease) in cash and cash
  equivalents............................      (4,094)       8,403         648         (507)    (2,085)
Cash and cash equivalents at beginning of
  period.................................      10,912        2,509       3,016        3,016      5,101
                                             --------     --------     -------     --------   --------
Cash and cash equivalents at end of
  period.................................    $  6,818     $ 10,912     $ 3,664     $  2,509   $  3,016
                                             ========     ========     =======     ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest...................    $    667     $     11     $    23     $     47   $    132
                                             ========     ========     =======     ========   ========
NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Mandatorily convertible notes............    $     --     $     --     $    --     $     --   $  4,026
                                             ========     ========     =======     ========   ========
Equipment subleased under direct finance
  lease..................................    $    591     $     --     $    --     $    104   $    101
                                             ========     ========     =======     ========   ========
Purchased asset obligation...............    $     --     $     --     $    --     $     --   $     --
                                             ========     ========     =======     ========   ========
CASH FLOW FOR ACQUISITION OF RIBOGENE
Tangible assets acquired (net of $10,324
  cash received).........................                 $  2,417
Acquired in process research and
  development............................                   15,168
Goodwill and other intangibles...........                    2,110
Common stock issued......................                  (18,562)
Preferred stock issued...................                   (5,081)
Stock issued.............................                   (5,310)
                                                          --------
Cash received for acquisition (net of
  $1,066 acquisition costs)..............                 $ (9,258)
                                                          ========

                            See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business Activity

     Questcor Pharmaceuticals, Inc., formerly Cypros Pharmaceutical Corporation, (the "Company") was incorporated in California in 1990. The Company develops and markets acute-care, hospital-based products. The Company sells three products, Glofil(TM)-125 and Inulin, both injectable drugs that assess kidney function by measuring glomerular filtration rate, and Ethamolin(R), an injectable drug that treats bleeding esophageal varices. The Company is manufacturing its proprietary topical triple antibiotic wound care product for its over-the-counter marketing partner, NutraMax Products, Inc. ("NutraMax"), utilizing Questcor's patented Dermaflo(TM) drug delivery technology.

     In conjunction with the acquisition of RiboGene, Inc. ("RiboGene"), the Company changed its fiscal year end from July 31 to December 31. RiboGene had operated using a fiscal year ending December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Matters Affecting Ongoing Operations

     Under an agreement entered into in November 1998, NutraMax is converting the Neoflo(TM) product into finished adhesive strips and patches for distribution to the mass merchandise market. In May 2000, NutraMax Products, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In February 2001, NutraMax's Plan of Reorganization was approved by the bankruptcy court. The NutraMax bankruptcy filing has had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter of 2001. In February 2001, NutraMax's plan of reorganization was approved by the U.S. Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective that date.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring operating losses since inception and expects such losses to continue as it furthers its product development programs and builds its sales and marketing capabilities. From inception to December 31, 2000, the Company incurred cumulative net losses of approximately $65.5 million. The Company has cash, cash equivalents and short-term investments at December 31, 2000 of $8.1 million (including a compensating balance of $5 million, see Note 8), which is not sufficient to enable the Company to pay existing liabilities and commitments, and fund its operations through December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     On March 29, 2001, the Company entered into a letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau"), a leading research-based Italian pharmaceutical company, that provides for an investment in the Company's common stock of $1.5 million, plus $100,000 for a warrant to invest another $1.5 million within the next six months. The initial investment of $1.6 million was consummated on April 12, 2001.

     The Company will need to obtain additional funds from outside sources to fund operating expenses and pursue regulatory approvals for its products under development. The Company is, at present, in negotiations with potential financial investors who have indicated an interest in investing in the Company. Should the Company be unable to secure additional financing by the end of the second quarter of 2001, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable. While the Company is aggressively pursuing these negotiations, as discussed above, there can be no assurance that the Company will be successful in its efforts to obtain additional funding sources. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         QUESTCOR PHARMACEUTICALS, INC.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

  Cash Equivalents and Investments

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

     The Company determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the statement of operations, in interest and other income, net.

  Concentration of Credit Risk

     Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company extends credit to its customers, primarily hospitals and large pharmaceutical companies conducting clinical research, in connection with its product sales. The Company has not experienced significant credit losses on its customer accounts, with the exception of the product sales to NutraMax on which the Company has recorded a bad debt allowance of $170,000. NutraMax individually accounted for 29% of product sales for the year ended December 31, 2000. Three customers individually accounted for 24%, 17% and 14% of sales for the five months ended December 31, 1999. Two customers individually accounted for 23% and 21% of sales, and 23% and 12% of sales for the years ended July 31, 1999 and 1998, respectively. The percentages above represent different customers for each year.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market value.

  Depreciation and Amortization

     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives (five years) or the remaining term of the lease.

  Goodwill and Other Intangible Assets

     Goodwill was generated from the merger with RiboGene and is being amortized on a straight-line basis over three years. Other intangible assets consist of the assembled workforce, purchased technology and license and patent costs. Purchased technology associated with the acquisitions of Glofil(TM)-125, Inulin and Ethamolin(R) is stated at cost and amortized over the estimated sales life of the product (seven years). The assembled workforce and purchased technology acquired from the merger with RiboGene are amortized on a straight-line basis over the period estimated to be benefited (three years). License and patent costs are amortized over the estimated economic lives (generally six years) commencing at the time the license rights are granted or the patents are issued. See Note 7.

                         QUESTCOR PHARMACEUTICALS, INC.

  Accounting Standard on Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no impairment has been recorded.

  Revenue Recognition

     Revenues from product sales of Ethamolin(R) and whole vials of Glofil(TM)-125 and Inulin are recognized upon shipment, net of allowances. Revenues from Glofil(TM)-125 unit dose sales are recognized upon receipt by the Company of monthly sales reports from its third-party distributor. The Company is not obligated to accept returns of products sold that have reached their expiration date. Revenues from NutraMax products are recorded upon customer acceptance.

     Revenue earned under collaborative research agreements is recognized as the related services are performed and research expenses are incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred.

     The Company has received government grants which support the Company's research effort in specific research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various awards.

  Net Loss Per Share

     Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at December 31, 2000, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 5,580,068 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 989,664 warrants. For the five months ended December 31, 1999, an aggregate of 9,308,734 stock options, preferred shares, placement unit options and warrants would have been included in the diluted net loss per share calculation. For the years ended July 31, 1999 and 1998, an aggregate of 2,268,686, and 1,892,489 stock options and warrants would have been included in the diluted net loss per share calculation.

  Stock Compensation

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

     For equity awards to non-employees, including lenders and lessors and consultants, the Company applies the Black-Scholes method to determine the fair value of such instruments. The options and warrants granted to non employees are re-measured as they vest and the resulting value is recognized as expense over the period of services received or the term of the related financing.

                         QUESTCOR PHARMACEUTICALS, INC.

  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income" established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the Statements of Changes in Stockholders' Equity.

  Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore of SFAS 131 does not affect the Company's financial statements.

     Product sales revenue consists of the following (in thousands):

                                                          FIVE MONTHS
                                           YEAR ENDED        ENDED        YEARS ENDED JULY 31
                                          DECEMBER 31,    DECEMBER 31,    -------------------
                                              2000            1999          1999       1998
                                          ------------    ------------    --------    -------
Ethamolin...............................     $  618           $319         $1,522     $2,162
Inulin..................................        207             19            208        237
Glofil..................................        691            251            621      1,047
Neoflo..................................        618             35            167         --
                                             ------           ----         ------     ------
                                             $2,134           $624         $2,518     $3,446
                                             ======           ====         ======     ======

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 " ("SFAS 137"), which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has determined that the adoption of SFAS 133 will not have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and the adoption of SAB 101, effective January 1, 2000 had no material affect on its financial position or results of operations.

  Reclassifications

     Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation for the year ended December 31, 2000 and the five months ended December 31, 1999.

                         QUESTCOR PHARMACEUTICALS, INC.

2. ACQUISITION OF RIBOGENE, INC.

     On November 17, 1999 the Company completed its merger with RiboGene. The Company issued 8,735,061 shares of its common stock and 2,155,715 shares of its preferred stock, valued at $18.6 million and $5.1 million, respectively, for all the outstanding common and preferred stock of RiboGene. In addition, the Company assumed RiboGene's outstanding stock options and warrants, valued at $5.3 million, and incurred transaction and other costs of approximately $1.0 million. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of RiboGene are included in the consolidated statement of operations from the acquisition date.

     The purchase price was allocated based upon the estimated fair value of the assets acquired as follows (in thousands):

In process research and development.........................  $15,168
Net tangible assets acquired................................   12,742
Goodwill....................................................    1,023
Developed technology........................................      470
Assembled workforce.........................................      616
                                                              -------
                                                              $30,019
                                                              =======

     The Company calculated amounts allocated to in-process research and development using established valuation techniques in the pharmaceutical industry, and expensed such amounts in the quarter the acquisition was consummated because technological feasibility of the in-process technologies acquired had not been achieved and no alternative future uses had been established. The Company computed its valuation of purchased in-process research and development using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technologies. In process research and development represents the estimated value of Emitasol(R) which was being tested in a Phase II clinical trial.

     In addition to in-process research and development, the excess purchase price over the estimated value of the net tangible assets acquired was allocated to developed technology, assembled work force and goodwill. The value assigned to developed technology was based upon future discounted cash flows related to the projected income streams from sales of Emitasol(R) in a particular country where the drug has received regulatory approval. The value of the assembled workforces was based upon the cost to replace those work forces. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over a three-year period.

     The following summary unaudited proforma information shows the proforma combined results of Questcor and RiboGene for the five months ended December 31, 1999 and for the years ended July 31, 1999 and 1998, as if the RiboGene acquisition had occurred on August 1, 1997 at the purchase price established in December 1999. Accordingly, the results are not necessarily indicative of those which would have occurred had the acquisition actually been made on August 1, 1997 or of future operations of the combined companies. The following net loss and loss per share amounts have been adjusted to exclude the write-off of acquired in process research and development of $15.2 million and include the goodwill and other intangible amortization

                         QUESTCOR PHARMACEUTICALS, INC.

of $293,000 for the five months ended December 31, 1999 and $703,000 for each of the years ended July 31, 1999 and July 31, 1998, respectively.

                                               FIVE MONTHS ENDED    YEAR ENDED JULY 31,
                                                  DECEMBER 31       --------------------
                                                     1999             1999        1998
                                               -----------------    --------    --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net revenue..................................      $  1,698         $  4,948    $  6,797
Net loss.....................................       (12,746)         (18,366)    (18,979)
Basic and diluted net loss per share.........         (0.52)           (0.75)      (0.79)

     As a result of the RiboGene acquisition, the Company incurred restructuring costs of $1.5 million that consisted primarily of employee severance costs, of which $594,000 was accrued at December 31, 1999 and paid in the first quarter of 2000. Employee severance costs relate to the termination of approximately 20 former Cypros Pharmaceutical's employees in the general and administrative, research and development, clinical and regulatory, and sales and marketing departments following the merger with RiboGene.

     During 2000, the Company issued common stock to certain former stockholders to replace their shares of Questcor common stock which should have been issued in the RiboGene acquisition but which apparently had been lost. The Company decided to not establish a bond required by the transfer agent to cancel the original shares. Accordingly, the 380,692 shares are considered to be outstanding as of December 31, 2000.

3. DEVELOPMENT AND COLLABORATION AGREEMENTS

     In January 1998, RiboGene entered into a collaboration with Dainippon for two of its targets in the antibacterial program. As part of the collaboration, Dainippon agreed to provide research support payments over three years, and fund additional research and development at Dainippon. Following the merger with RiboGene, the Company recognized approximately $240,000 of research revenue related to this agreement. Collaborative research payments from Dainippon are non-refundable.

     In January 2000, the Company modified its existing agreement with Dainippon. In exchange for a $2.0 million cash payment and potential future milestone and royalty payments, the Company has granted an exclusive, worldwide license to Dainippon to use the Company's ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company has retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. Additionally, the Company will receive a royalty on net sales that will range from 5% to 10%, depending on sales volume and territory. Both companies have agreed to terminate the antibacterial research collaboration that was established in January 1998 between the two companies. The original agreement anticipated a third year of research collaboration between the two firms. Hence, all drug discovery efforts at the Company have ceased and have been transferred to Dainippon in Osaka, Japan.

     On September 27, 2000 Questcor entered into an agreement with Rigel Pharmaceuticals, Inc. to sell exclusive rights to certain proprietary antiviral drug research technology. In exchange for a cash payment of $750,000, 83,333 shares of Rigel's preferred stock valued at $500,000 (or $6 per share) and potential future milestone and royalty payments, Questcor has assigned to Rigel certain antiviral technology, including its Hepatitis C drug discovery technology for the research, development and commercialization of pharmaceutical products. As part of this agreement the Company assigned to Rigel the exclusive worldwide license to certain patent rights and technology relating to the interaction of the hepatitis C virus NS5A protein and PKR which the Company received from the University of Washington pursuant to an agreement entered into with the University of Washington in 1997. As a result, the Company has no further interest in any patent or technology rights under any agreement with the University of Washington.

                         QUESTCOR PHARMACEUTICALS, INC.

     As a result of the merger with RiboGene, the Company assumed an option and license agreement entered into with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd, ("Shire") in July 1998 for the development of Emitasol(R), an intranasally administered drug being developed for the treatment of diabetic gastroparesis and for the prevention of delayed onset emesis.

     Under the terms of the option and license agreement, Shire will conduct clinical trials using Emitasol(R) and, if those are successful, submit a New Drug Application ("NDA") for Emitasol(R). If FDA regulatory approval is obtained, Shire will have 60 days to exercise an exclusive option for a license to market Emitasol(R) in North America. Shire has agreed to make a payment to the Company of up to $10.0 million upon the exercise of the option and to pay a royalty on product sales. The Company will provide up to $7.0 million in funding for the development of Emitasol(R) through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Shire. Accumulated payments made to Shire amounted to $4.1 million through December 31, 2000. Shire also holds all 2,155,715 outstanding shares of the Company's Series A preferred stock which it originally acquired from RiboGene for a payment of $10 million. In view of the slower than expected progress of Emitasol(R) to the pivotal Phase III clinical trial, the Company and Shire are currently in discussion about the extent of a future collaboration and are exploring the possibility that the Company would take back the full development and all of the associated rights of the compound.

     The Company has licenses to various patents for Cordox(TM) and Ceresine(TM), two clinical development programs, for the remaining term of the patents. The license agreements require payments of cash, warrants or the issuance of stock options to the licensors upon accomplishment of various milestones and the payment of royalties to the licensors upon the commercial sale of products incorporating the licensed compound. The only remaining development milestone under these agreements is the requirement that the Company pay the licensor of Cordox(TM) $250,000 upon the filing of a New Drug Application with the Food and Drug Administration for the approval to market that compound. In the event milestone or royalty payments to the licensor of Cordox(TM) are not made by the Company within specified time periods, that licensor may elect to terminate the license agreement and all rights thereunder. Such a termination could have a significant adverse impact upon the Company.

4. INVESTMENTS

     Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Money market funds.................................    $   130         $ 4,364
Certificates of deposit (compensating balance, see
  Note 8)..........................................      5,000           5,226
Corporate debt securities..........................        499          10,787
Corporate equity investments.......................        834              --
                                                       -------         -------
                                                         6,463          20,377
Less amounts classified as cash equivalents........     (5,130)         (9,590)
                                                       -------         -------
Short-term investments.............................    $ 1,333         $10,787
                                                       =======         =======

     At December 31, 2000, the equity investment had an amortized cost of $500,000 and an unrealized gain of $334,000. At December 31, 2000 and 1999, the differences between the fair value and the amortized cost of all other investments were insignificant. The Company has not experienced any significant realized gains or losses on its investments.

     Of the above-referenced December 31, 2000 investments, $499,000 will mature on August 6, 2001.

                         QUESTCOR PHARMACEUTICALS, INC.

5. INVENTORIES

     Inventories consist of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Raw materials......................................      $41             $ 91
Finished goods.....................................       15               85
                                                         ---             ----
                                                         $56             $176
                                                         ===             ====

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Laboratory equipment...............................    $ 1,014         $ 1,708
Office equipment, furniture and fixtures...........        887           1,440
Leasehold improvements.............................        806             882
                                                       -------         -------
                                                         2,707           4,030
Less accumulated depreciation and amortization.....     (1,280)         (1,178)
                                                       -------         -------
                                                       $ 1,427         $ 2,852
                                                       =======         =======

     Depreciation and amortization expense totaled $886,000 for year ended December 31, 2000, $156,000 for the five months ended December 31, 1999 and $325,000 and $300,000 for the years ended July 31, 1999 and 1998, respectively.

7. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Goodwill...........................................    $ 1,023         $ 1,023
Purchased technology...............................      6,752           6,751
Assembled workforce................................        616             616
Licenses and patents...............................        351             352
                                                       -------         -------
                                                         8,742           8,742
Less accumulated amortization......................     (5,385)         (3,713)
                                                       -------         -------
                                                       $ 3,357         $ 5,029
                                                       =======         =======

                         QUESTCOR PHARMACEUTICALS, INC.

8. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Note payable to a bank due December 2001,
  collateralized by a cash secured facility,
  bearing interest at CD Rate plus 2%..............    $ 5,000          $5,000
Notes payable for equipment financing due August
  2002, November 2002, February 2003, and April
  2003 collateralized by the underlying equipment,
  bearing interest at 12.24%.......................        871           1,037
Other..............................................         --             204
                                                       -------          ------
                                                         5,871           6,241
Less current portion...............................     (5,382)           (348)
                                                       -------          ------
          Total....................................    $   489          $5,893
                                                       =======          ======

     The cost of equipment specifically pledged under these agreements totals $1.7 million at December 31, 2000 and 1999.

     In December 1998, RiboGene borrowed $5.0 million pursuant to a long-term note payable to a bank. The note requires monthly interest only payments at prime plus 1.0%. The rate at December 31, 2000 was 10.5%. The principal is due on December 24, 2001. The loan was collateralized by a perfected security interest in all the unencumbered assets of the Company and required that the Company maintain a minimum of $5.0 million of depository accounts with the bank. The Company was also required to comply with financial covenants based on certain ratios. In June 2000, the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5.0 million note payable from long-term to short-term debt. In November 2000, the $5.0 million long-term note payable was converted into $5.0 million cash secured facility. The financial covenants were removed and the blanket lien on all assets was released. The minimum $5.0 million compensatory balance, which is invested in certificates of deposit, is included in cash and cash equivalents.

     The amounts due for notes payable for equipment financing in 2001, 2002, and 2003 are $268,000, $468,000 and $135,000, respectively.

     The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments of similar terms, degrees of risk and remaining maturities. The carrying value of these obligations approximate their respective fair values as of December 31, 2000 and 1999.

                         QUESTCOR PHARMACEUTICALS, INC.

9. COMMITMENTS

  Leases

     The Company leases its office and research facilities under operating lease agreements and certain equipment under capital lease agreements, the terms of which range from 3 years to 15 years. Minimum future obligations under both operating and capital leases as of December 31, 2000 are as follows (in thousands):

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
2001......................................................   $ 1,332      $ 96
2002......................................................     1,451        60
2003......................................................     1,500         2
2004......................................................     1,552        --
2005......................................................     1,470        --
Thereafter................................................     8,773        --
                                                             -------      ----
                                                             $16,078       158
                                                             =======      ====
Less amounts representing interest........................                 (11)
                                                                          ====
Present value of minimum lease payments...................                 147
Current portion of capital lease obligations..............                 (88)
                                                                          ----
Long-term capital lease obligations.......................                $ 59
                                                                          ====

     The net book value of the equipment acquired under capital leases totaled $319,000 (net of accumulated amortization of $191,000) at December 31, 2000, $193,000 at December 31, 1999 (net of accumulated amortization of $445,000).

     In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including sub-leasing its laboratory equipment for its Hayward, California facility. Due to the termination of the Company's drug discovery programs, the space and equipment were no longer needed.

     On October 26, 2000, the Company entered into an agreement to lease a new facility in Union City, California. The initial lease term is for 120 months, with an option for an additional five years. As a condition of this agreement, the Company provided an irrevocable Letter of Credit in the amount of $659,200 for a period of 24 months, with the face value of the Letter of Credit, subject to certain conditions, declining thereafter. The Company entered into this new lease agreement in order to take advantage of lower rent costs as laboratory space is no longer necessary. The current sub-lessee of the Hayward facility will sublease and fully occupy the 30,000 square feet facility upon the Company's relocation scheduled for April 2001.

     Rent expense totaled $328,000 for year ended December 31, 2000, $313,000 for the five months ended December 31, 1999 and $509,000 and $445,000 for the years ended, July 31, 1999 and July 31, 1998, respectively. Rent expense comprises the cost associated with four buildings leased by the Company including its current headquarters located in Hayward, California, its former headquarters in Carlsbad, California, and a production facility in Lee's Summit, Missouri. In April 1996, the Company subleased its original headquarters for the remainder of the original lease term plus an additional 36-month option. Net sublease income, is not included in the table above, but totaled $261,000 for year ended December 31, 2000, $5,000 for the five months ended December 31, 1999 and $83,000, $171,000, for the years ended July 31, 1999 and July 31, 1998, respectively. In the above table, minimum lease payments have not been reduced by minimum sublease income of approximately $452,000, $474,000 and $499,000 in the years ended December 31, 2001, 2002, and 2003, respectively.

                         QUESTCOR PHARMACEUTICALS, INC.

10. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

  Preferred Stock

     Pursuant to its Articles of Incorporation, the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series and has issued 2,155,715 shares of its Series A Preferred Stock, as of December 31, 2000. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends concurrently with the Common Stock, if any, as may be declared from time to time by the Board of Directors out of assets legally available thereof. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock is convertible, at the option of the holder of such share, into one share of Common Stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of Common Stock. The Articles of Incorporation authorizes the issuance of Preferred Stock in classes, and the Board of Directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions.

     The Series A Preferred Stock has a liquidation preference equal to $4.64 per share plus all declared and unpaid dividends which is payable upon the occurrence of a liquidation, consolidation, merger or the sale of substantially all of the Company's stock or assets. The Company excluded the Series A Preferred Stock from total stockholders' equity due to the nature of the liquidation preference of the preferred stock.

  Common Stock

     The holders of outstanding shares of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefore, subject to the payment of preferential dividends with respect to any Preferred Stock that may be outstanding. In the event of a liquidation, dissolution and winding-up of the Company, the holders of outstanding Common Stock are entitled to share ratably in all assets available for distribution to the Common Stock shareholders after payment of all liabilities of the Company, subject to rights of the Preferred Stock. The holders of the Common Stock are entitled to one vote per share.

PLACEMENT AGENT UNIT OPTIONS

     As part of the acquisition of RiboGene, the Company assumed placement agent options from a 1997 offering of preferred stock by RiboGene. At December 31, 2000, options to purchase 986,898 shares of common stock and 61,475 Class A warrants were outstanding at an aggregate exercise price of approximately $788,000. The Class A warrants have an exercise price of $4.64 per share.

WARRANTS

     The Company has 928,189 warrants outstanding at December 31, 2000 (excluding 61,475 Class A warrants underlying Placement Agent Unit Options), entitling the holders thereof to purchase a total of 1,976,562 shares of Common Stock.

                                               WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                EXERCISE PRICE        REMAINING
                                                 PER SHARE OF      CONTRACTUAL LIFE
                                    SHARES       COMMON STOCK         (IN YEARS)
                                    -------    ----------------    ----------------
Class A common stock..............  245,917         $4.64                3.5
Other common stock warrants.......  682,272         $3.06                2.6
                                    -------
  Total...........................  928,189         $3.48                2.8
                                    =======

                         QUESTCOR PHARMACEUTICALS, INC.

STOCK OPTION PLANS

     For certain options granted in the year ended December 31, 2000, and the years ended July 31, 1999 and 1998, the Company recorded deferred stock compensation of $46,000, $169,000 and $251,000, respectively. For the year ended December 31, 2000, the five months ended December 31, 1999 and the years ended July 31, 1999, and 1998, the Company recorded amortization of deferred stock compensation of $28,000, $16,000, $187,000 and $325,000, respectively. As of
December 31, 2000 the Company had $71,000 of remaining unamortized deferred compensation. This amount is included as a deduction of stockholders' equity and is being amortized over the vesting period of the underlying options.

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

     The weighted-average fair value of granted options was $2.19, $2.70, $2.14, and $3.74 for the year ended December 31, 2000, the five months ended December 31, 1999 and the years ended July 31, 1999, and 1998, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model and a graded-vesting approach using the following weighted-average assumptions for year ended December 31, 2000, the five months ended December 31, 1999 and the years ended July 31, 1999, and 1998, respectively: risk-free interest rate of 5%, 6%, 6% and 6%, respectively; weighted-average expected option life of 7.6 years; volatility of 72%, 85%, 85%, and 79% and no dividends.

     The Company's pro forma net loss was $14.0 million, $22.9 million, $10.5 million, and $6.8 million for the year ended December 31, 2000, the five months ended December 31, 1999 and the years ended July 31, 1999, and 1998, respectively. The Company's pro forma net loss per share was $0.56, $1.26, $0.67, and $0.45, for the year ended December 31, 2000, for the five months ended December 31, 1999 and the years ended July 31, 1999, and 1998, respectively. Future pro forma results of operations may be materially different from amounts reported as future years will include the effects of additional stock option grants.

     On September 28, 2000, the Company adopted the Employee Stock Purchase Plan ("ESPP"). As of December 31, 2000, 600,000 shares of common stock were reserved for issuance under the ESPP. The ESPP provides for payroll deductions for eligible employees to purchase common stock at the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. The first purchase date was December 31, 2000. On this date, 93,666 shares were purchased under this plan at $0.5313 per share.

     As of December 31, 2000, 7,500,000 shares of common stock were reserved for issuance under the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the grant of incentive and nonstatutory stock options with various vesting periods, generally four years, to employees, directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted under the 1992 Plan is ten years.

     As of December 31, 2000, 750,000 shares of common stock were reserved for issuance under the 1993 Non Employee Directors Stock Option Plan (the "Director's Plan"). The Director's Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director, an

                         QUESTCOR PHARMACEUTICALS, INC.

additional 10,000 options each January thereafter upon reappointment, and a payment of $2,000 for each board meeting attended. Options vest over four years. The exercise price of the options is 85% of the fair market value on the date of grant. The maximum term of options granted under the 1993 Directors Plan is ten years.

     For the calendar year 2000, the Company began paying members of the Board of Directors in cash ($2,000) for attending the Board of Directors meetings, and terminated the stock bonus program, which was in effect for the five month period ended December 31, 1999, during which the Company paid directors in shares of common stock ("stock bonus"). The number of shares of common stock issued with each stock bonus is equal to $2,000 divided by the ten-day average of the closing sales price for the common stock as quoted on the American Stock Exchange for the ten trading days immediately preceding the date of the board meeting at which the Stock Bonus is earned. Stock bonuses are 100% vested on the date of the grant. The Company recognized $16,000 of expense related to stock bonuses for the year ended December 31, 2000 and $54,000 for the five months ended December 31, 1999.

     The following table summarizes stock option activity under the 1992 and 1993 Plans:

                                                    OPTIONS      WEIGHTED AVERAGE
                                                  OUTSTANDING     EXERCISE PRICE
                                                  -----------    ----------------
Balance at July 31, 1998........................   1,892,489          $4.36
  Granted.......................................     570,550          $2.78
  Canceled......................................    (194,353)         $3.44
                                                  ----------
Balance at July 31, 1999........................   2,268,686          $3.94
  Granted.......................................   3,003,791          $1.27
  Canceled......................................     (83,563)         $2.48
                                                  ----------
Balance at December 31, 1999....................   5,188,914          $2.70
                                                  ----------
  Granted.......................................   1,732,015          $1.34
  Exercised.....................................    (298,665)         $2.14
  Canceled......................................  (1,042,196)         $3.44
                                                  ----------
Balance at December 31, 2000....................   5,580,068          $2.19
                                                  ----------

     Options granted in 1999 include options granted at the close of the merger to former employees of RiboGene in exchange for their RiboGene options.

     At December 31, 2000, options to purchase 2,734,517 shares of common stock were exercisable and there were 2,323,138 shares available for future grant under both plans.

                         QUESTCOR PHARMACEUTICALS, INC.

     Exercise prices and weighted average remaining contractual life for the options outstanding as of December 31, 2000 are as follows:

                       OPTIONS OUTSTANDING
------------------------------------------------------------------        OPTIONS EXERCISABLE
                               WEIGHTED AVERAGE                      ------------------------------
   RANGE OF        NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.56 -- $ 1.17    536,568          9.68              $ 0.78            77,430         $ 0.95
$ 1.24 -- $ 1.25  1,613,236          8.91              $ 1.25           440,344         $ 1.25
$ 1.29 -- $ 1.57    622,428          7.32              $ 1.45           363,745         $ 1.49
$ 1.63 -- $ 1.69    781,250          8.83              $ 1.67           195,291         $ 1.66
$ 1.69 -- $ 3.06    573,247          6.05              $ 2.35           435,008         $ 2.42
$ 3.08 -- $ 3.73    630,969          6.25              $ 3.59           463,925         $ 3.56
$ 3.81 -- $ 5.13    651,637          5.50              $ 4.52           588,041         $ 4.47
$ 5.25 -- $ 6.00    162,500          1.80              $ 5.50           162,500         $ 5.50
$ 6.80 -- $ 6.80      5,000          4.72              $ 6.80             5,000         $ 6.80
$20.88 -- $20.88      3,233          5.72              $20.88             3,233         $20.88
                  ---------                                           ---------
                  5,580,068          7.59              $ 2.19         2,734,517         $ 2.86
                  =========                                           =========

  Reserved Shares

     The Company has reserved shares of common stock for future issuance as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Outstanding options.........................................    5,580,068
Convertible preferred stock issued and outstanding..........    2,155,715
Placement agent unit options................................      986,898
Class A warrants (including Class A warrants underlying
  Placement Agent Unit Options).............................      307,392
Common stock warrants.......................................      682,272
Reserved for future grant or sale under option plans........    2,323,138
                                                               ----------
                                                               12,035,483
                                                               ==========

11. INCOME TAXES

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $88.3 million and $10.9 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1.9 million and $700,000. The federal and state net operating loss and credit carryforwards expire at various dates beginning in the year 2005 through 2020, if not utilized.

     Utilization of the federal and state net operating loss and credit carryforwards will be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The amount of the limitation has not yet been determined.

                         QUESTCOR PHARMACEUTICALS, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Deferred tax liabilities:
  Goodwill and purchased intangibles...............    $    600        $    800
                                                       --------        --------
Deferred tax assets:
  Net operating loss carryforwards.................    $ 30,700        $ 27,000
  Research and development credits.................       2,400           2,200
  Capitalized research and development expenses....       3,200           2,400
  Acquired research and development................       1,100           1,100
  Other, net.......................................         500             700
                                                       --------        --------
Total deferred tax assets..........................      37,900          33,400
Valuation allowance................................     (37,300)        (32,600)
                                                       --------        --------
Net deferred taxes.................................    $     --        $     --
                                                       ========        ========

     Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $22.3 million, $2.6 million, and $1.2 million during the periods ended December 31, 1999, July 31, 1999 and July 31, 1998, respectively.

12. LEGAL PROCEEDINGS

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

     During the quarter ended June 30, 2000, the Company reached an agreement to settle the Baron litigation and pay a total amount of $525,000 to the bankruptcy estates of the Baron entities. Additionally, the Company also reached a settlement agreement with a former insurer in connection with the Baron litigation in which the insurer would pay the Company $150,000 in exchange for policy releases. The Company believes that settling this claim for a new payment of $375,000, which was charged to operations in 2000, was an acceptable outcome to avoid incurring further legal fees and management diversion. On September 26, 2000, the courts formally approved the settlement and the case is now closed.

13. SUBSEQUENT EVENTS

     In February 2001 the Company announced that it has exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received a $90,000 cash payment, $30,000 for reimbursement of patent expenses, and is entitled to receive future potential milestone and royalty payments. In addition, the Company has transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

     At March 26, 2001, the Company's net unrealized gain (loss) on investments has decreased to a loss of $221,000 from a gain of $332,000 at December 31, 2000. This decrease is due to the decline in share price and total value of the Rigel Pharmaceuticals, Inc. equity investment.

                         QUESTCOR PHARMACEUTICALS, INC.

     On March 29, 2001 the Company entered into a binding letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau") relating to the purchase by Sigma-Tau of Company common stock and the purchase by Sigma-Tau of a warrant to acquire additional Company common stock. Pursuant to the letter agreement, the Company issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million.

     The Company also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of the Company's common stock. The purchase price of such warrant was $100,000. The shares of common stock issuable upon the exercise of the warrant will have an exercise price equal to $0.522 per share and will be exercisable from the date of issuance until the close of business on September 29, 2001. The $100,000 paid by Sigma-Tau for the warrant is non-refundable, and in the event that Sigma-Tau elects not to exercise the warrant in full on or before the close of business on September 29, 2001 (the "Expiration Date"), the Company will have no obligation to return any such portion of the $100,000 paid for the warrant. In the event that Sigma-Tau exercises the warrant in full, on or before the Expiration Date, the $100,000 paid for the warrant will be credited toward the purchase of the aggregate of 2,873,563 shares of Company common stock under the warrant. Pursuant to the rules of the American Stock Exchange, however, the warrant is exercisable for a maximum of 2,161,752 shares unless approval is obtained from the Company's shareholders.

     The Letter Agreement also contemplates that the Company and Sigma-Tau may engage in a near-term strategic or collaboration transaction. To further this objective, the Company and Sigma-Tau have agreed to a so-called "Exclusivity Period" for a period of twenty business days from the date of the Letter Agreement, whereby in order to facilitate Sigma-Tau's review of the affairs of the Company, the Company has agreed to refrain from engaging in certain activities, including: entering into any sale or disposition of any significant portion of its assets or stock with any other pharmaceutical, biotechnology or health care company; merging or consolidating with any other pharmaceutical, biotechnology or health care company; issuing or transferring any securities to any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; entering into any transaction with any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; and, encouraging, soliciting or negotiating any transaction with any other pharmaceutical, biotechnology or health care company.

                 FINANCIAL STATEMENT SCHEDULES (ITEM 14(a)(2))

                                  SCHEDULE II

                         QUESTCOR PHARMACEUTICALS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
     YEAR ENDED DECEMBER 31, 2000, FIVE MONTHS ENDED DECEMBER 31, 1999 AND
                  YEARS ENDED JULY 31, 1999, AND JULY 31, 1998

                                                  BALANCE AT    ADDITIONS     DEDUCTIONS
                                                  BEGINNING     CHARGED TO       AND        BALANCE AT
                                                    PERIOD        INCOME      WRITE-OFFS      PERIOD
                                                  ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Reserves for uncollectible and sales returns and
  allowances
December 31, 2000...............................     $30           $170          $144          $56
December 31, 1999...............................     $15           $ 15            --          $30
July 31, 1999...................................      --           $ 16          $  1          $15
July 31, 1998...................................      --             --            --           --

     All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1*        Merger agreement entered into August 4, 1999, by and among:
             Cypros Pharmaceutical Corporation, a California corporation
             ("Parent"); Cypros Acquisition Corporation, a Delaware
             corporation and a wholly owned subsidiary of Parent ("Merger
             Sub"), and RiboGene, Inc., a Delaware corporation (the
             "Company")
 3.1*****    By-laws of the Registrant
 3.2**       Restated Certificate of Incorporation of Cypros
             Pharmaceutical Corporation, a California corporation, dated
             November 5, 1999
10.1***      Forms of Incentive Stock Option and Non-statutory Stock
             Option
10.2****     Amended 1992 Stock Option Plan
10.3*****    1993 Non-employee Directors Equity Incentive Plan, as
             amended, and related form of Nonstatutory Stock Option
10.4*****    Employment Agreement dated as of August 4, 1999 between the
             Registrant and Charles C. Casamento
10.5******   2000 Employee Stock Purchase Plan
10.6*        Memorandum of Understanding entered into January 26, 2000 by and between Questcor Pharmaceuticals, Inc., a California
             corporation, and Dainippon Pharmaceuticals Co., Ltd., a
             corporation organized under the laws of Japan
23.1         Consent of Ernst & Young LLP, Independent Auditors
             Financial Statements and Schedules.

---------------

* Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1999

** Filed as an exhibit to the Registrant's Registration Statement on Form S-8, Registration Statement No. 333-30558, and incorporated herein by reference.

*** Filed as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference

**** Filed as an exhibit to the Registrant's Form 8-K dated November 4, 1996 and incorporated herein by reference

***** Filed as an exhibit to the Registrant's Registration Statement Form S-4, Registration Statement No. 333-87611, and incorporated herein by reference

****** Filed as an exhibit to the Registrant's Registration Statement on Form
       S-8, Registration Statement No. 333-46990, and incorporated herein by reference