Form 10-K/A
period 2000-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2001-04-30
CIK 891288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1999 TO DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-20772

                         QUESTCOR PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                                          33-0476164
           (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                 3260 WHIPPLE ROAD                                         94587
              UNION CITY, CALIFORNIA                                    (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700

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

ITEM 1.  BUSINESS OF QUESTCOR

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

     The Company is manufacturing Neoflo(TM), its proprietary topical triple antibiotic wound care product for its over-the-counter marketing partner, NutraMax Products, Inc. ("NutraMax"), utilizing Questcor's patented Dermaflo(TM) drug delivery technology. Under an agreement entered into in November 1998, NutraMax is converting the product into finished adhesive strips and patches for distribution to the mass merchandise market. In May 2000, NutraMax Products, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing has had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter of 2001. In February 2001, NutraMax's plan of reorganization was approved by the U.S. Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective April 2, 2001. Since the Dermaflo(TM) business is not strategically important to the Company, and since the investment needed to build the business into a profitable venture is substantial, the Company intends to discontinue the manufacturing and marketing of Neoflo(TM) and close the manufacturing operation in Lee's Summit.

     The Company's current development programs focus on two areas: (1) Emitasol(R) phase III clinical trials and (2) the development of its cytoprotective drug Ceresine(TM). Emitasol(R), an intranasal form of metoclopramide, is currently being developed for two indications: diabetic gastroparesis and delayed onset emesis associated with cancer chemotherapy. The diabetic gastroparesis indication is being developed in collaboration with a subsidiary of Shire Pharmaceuticals Group plc ("Shire"), in the United States. In the 4th quarter of 2000, a Phase II clinical trial in the treatment of diabetic gastroparesis was completed. A Phase III study is planned to commence in 2002. Depending on the identification of a co-development partner to fund additional development activities, a European Phase III clinical trial for a delayed onset emesis indication could be commenced in 2002. The Company is pursuing the development of Ceresine(TM), as a potential treatment for congenital lactic acidosis, a frequently fatal disease occurring predominantly in children. The Company also has two intranasal drug candidates, on which pilot trials have been conducted: Migrastat(TM) for migraine headache and Hypnostat(TM) for insomnia.

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

  Acquisition of approved pharmaceutical products for promotion by sales force

     The Company has built a sales, marketing, and distribution capability to support and increase the sales of the currently marketed products by the Company. The Company is looking to acquire additional hospital/ specialty based products, currently on the market, that are available to be licensed or purchased, and where product sales are expected to respond positively to the Company's sales and marketing promotions through increased revenues and contributions to gross margin. Products to be considered for acquisition would have to be complementary to the Company's existing products and synergistic with promotional efforts currently undertaken by the Company's sales force. The Company currently has a group of 19 sales and marketing professionals to sell and promote the company's products in the hospital/specialty market.

  Acquisition and development of late stage drug candidates

     An important element of the Company's strategy is the ability to in-license late stage drug candidates to complement its existing products in the acute and critical care hospital/specialty products market. If the in-licensing strategy is successful, the Company may need to increase its existing clinical development and regulatory affairs staff to effectively manage United States Food and Drug Administration (FDA) regulatory submissions for both internally generated and in-licensed products.

  Strategic Alliances and Corporate Partnering

     An important part of the Company strategy includes the development of strategic alliances for out-licensing of currently marketed products in other world markets and corporate partnering of drug candidates in various stages of clinical development. The Company has agreements to develop, market and license its products and research technology with Ahn-Gook Pharmaceuticals, Seoul, Korea; Crinos Industria Farmacobiologica SpA, Como, Italy; C.S.C. Pharmaceuticals Handels GmbH, Vienna, Austria; Dainippon Pharmaceuticals Co. Ltd., Osaka, Japan; Laboratorios Silesia S.A., Santiago, Chile; NutraMax Products, Inc., Gloucester, MA; Rigel Pharmaceuticals, Inc., South San Francisco, CA; Shire Pharmaceuticals Group plc, Andover, United Kingdom; Tularik Inc., South San Francisco, CA. Through agreements with other firms it has acquired three marketed products, Inulin, Glofil(TM)-125, and Ethamolin(R), and several late and early stage clinical development products including Emitasol(R), Migrastat(TM) and Hypnostat(TM).

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

     Glofil(TM)-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrology, transplant, and nuclear medicine departments at major medical centers are the primary users of these products. Glofil(TM)-125 is an injectable radioactive diagnostic agent, which provides rapid information on GFR with great accuracy. It is currently sold by the Company in 4 mL vials. Inulin is a non-radioactive injectable diagnostic agent, which provides a measure of GFR. Inulin is currently sold in 50 mL vials.

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

     The biggest impediment to the growth in the sales of Glofil(TM)-125 is the lack of availability of the test to the practicing clinician. Routine testing with Glofil(TM)-125 requires dedicated laboratory facilities and trained technicians. The Company's promotional efforts are focused on establishing testing sites in all major market areas in the U.S.

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

     Early and effective treatment of esophageal varices to achieve hemostasis is essential to the outcome of the bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin(R) is the only sclerotherapy agent approved by the FDA for the treatment of esophageal varices that have recently bled and the Company believes that it is the market leader in this therapeutic category. There is strong competition from band ligation, a form of surgery, but the Company believes that Ethamolin(R) is the only sclerosant that is actively promoted at this time.

  The Dermaflo(TM) Technology

     In November 1997, the Company acquired the Dermaflo(TM) technology, a patented topical drug delivery system, from Enquay, Inc. for a combination of cash and royalties on net sales. The technology is a polymer matrix system that can store a variety of different drugs and release them at a desired rate over an extended period of time so that optimal clinical response is obtained. Included in the assets acquired were the products, Neoflo(TM) and Sildaflo(TM) and required manufacturing equipment.

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

Approximately $190,000 of the Company's sales to NutraMax is included in the unsecured creditors class and is subject to a reduced payment. While the precise amount of the payout is not known at this time, it is estimated that not more than 25% of the original claim of $190,000 will be recovered. In February 2001 NutraMax's plan of reorganization was approved by the Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective April 2, 2001. The NutraMax product is manufactured in the Company's facility in Lee's Summit, Missouri. Since the Dermaflo(TM) business is not strategically important to the Company, and since the investment needed to build the business into a profitable venture is substantial, the Company intends to cease its manufacturing operations at Lee's Summit after completion of the remaining orders for NutraMax scheduled for April 2001.

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

     The Company, together with its North American collaborative partner Shire, concluded a U.S. Phase II clinical trial in diabetic gastroparesis in the fourth quarter of 2000. For some diabetics, proper digestion may be difficult. Variable blood glucose levels may lead to a condition known as gastroparesis or stomach paralysis. Gastroparesis can result in general loss of appetite, nausea and vomiting, and in some cases severe dehydration. Many prescription medications are used to treat gastroparesis, including bethanecal and erythromycin. Each of these drugs has limited effectiveness and side effects. Metoclopramide is approved for treating gastroparesis. The Company believes that the intranasal form of metoclopramide may provide diabetics with gastroparesis an easier route of administration resulting in better patient compliance. The Company is planning to commence a Phase III clinical trial for the control of diabetic gastroparesis in 2002. Positive results in this trial may allow for the submission of a New Drug Application, or NDA to the FDA, which the Company, based on the current clinical development plan, hopes will occur in 2003. See "Strategic Alliances and Corporate Collaborators."

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

     Ceresine(TM)

     Ceresine(TM) is a small non-peptide molecule, which acts on glycolysis at the level of the mitochondria. The Company has licensed or obtained two issued U.S. patents covering the use of Ceresine(TM) in cerebral ischemia and received orphan drug designation for Ceresine(TM) in this indication. The Company believes that Ceresine(TM) stimulates a specific enzyme which is present in the membrane of the mitochondria that removes a precursor of lactic acid, known as pyruvic acid, from the cytoplasm of the cell by transporting it into the mitochondria and converting it to acetyl coA. This results in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine(TM) reduces post-ischemia lactic acid levels in humans subjected to various traumatic events, which would otherwise have resulted in increased lactic acid or lactic acidosis.

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

     The treatment of CLA with Ceresine(TM) has been granted orphan status by the Office of Orphan Products at the FDA. This confers seven years of marketing exclusivity to the first licensed agent as well as certain tax advantages. An additional six months of exclusivity would be granted upon licensure if adequate studies have been conducted in pediatric subjects. Through this route, Ceresine(TM) could be licensed in a more expeditious fashion and benefit from the marketing exclusivity afforded under the Orphan Drug legislation.

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

     Cordox(TM)

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

  Glial Excitotoxin Release Inhibitors (GERIs)

     The Glial Excitotoxin Release Inhibitors (GERIs) series of neuroprotective compounds may prevent ischemic brain damage originating from astrocytes (astroglial cells). Astrocytes serve important metabolic functions and are thought to be responsible for the bulk of brain swelling following stroke or injury. The swelling constricts blood vessels and worsens the injury -- resulting ischemia and subsequent cell death. In addition, upon onset of ischemia, astrocytes release excitotoxins such as glutamate and aspartate over an extended period of time -- not rapidly, as in the case of neurons -- that result in significant and persistent damage to neurons. Because astrocyte swelling and excitotoxin releases are late-stage events in the development of ischemia following brain injury or stroke, there may be a more appropriate target for drug intervention than neuron-related events.

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

DRUG DISCOVERY/STRATEGIC ALLIANCES AND COLLABORATIONS

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

     Upon the merger with the Company, the RiboGene Series A preferred stock was converted into 2,155,715 shares of the Company's Series A preferred stock. Under the terms of the option and license agreement, Shire will conduct clinical trials using Emitasol(R) and, if those are successful, submit an NDA for Emitasol(R). If FDA regulatory approval is obtained, Shire will have 60 days to exercise an exclusive option for a license to market Emitasol(R) in North America. Shire has agreed to make a payment to the Company of up to $10.0 million upon the exercise of the option and to pay a royalty on product sales. The Company will provide up to $7.0 million in funding for the development of Emitasol(R) through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Shire. Through December 31, 2000 the Company has provided $4.6 million of funding, under the terms of the agreement with Shire, for the development of Emitasol(R), consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs. The agreement provides that Shire must file an NDA in North America by July 7, 2001. If Shire does not do so, Shire will no longer have the option to obtain an exclusive license to market Emitasol(R) in North America. In view of the slower than expected progress of Emitasol(R) towards commencing the pivotal Phase III clinical trial, the Company and Shire are currently in discussions about the extent of a future collaboration and are exploring the possibility that the Company would take back the full development and all of the associated rights of the compound.

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

MANUFACTURING

     The Company does not currently manufacture any of its acquired products or its products in development, except for the Neoflo(TM) product. The commercial products, Glofil(TM)-125, Inulin and Ethamolin(R) and clinical trial supplies for Cordox(TM) and Ceresine(TM) are manufactured for the Company under contract by approved manufacturers. Alternate manufacturers have been qualified for Cordox(TM) and Ceresine(TM). In the case of Inulin, Cordox(TM) and Ceresine(TM), the Company is responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer. In the case of Inulin and Ceresine(TM), the Company has qualified alternative sources of supply for the bulk drug. There can be no assurance that any of the Company's bulk or finished goods contract manufacturers will continue to meet the Company's requirements for quality, quantity and timeliness or the FDA's current good manufacturing practice requirements or that the Company would be able to find a substitute bulk manufacturer for Cordox(TM), or a substitute finished goods manufacturer for Inulin, Glofil(TM)-125 and Ethamolin(R)or any other of its products, nor that all cGMP requirements will be met, nor that lots will not have to be recalled with the attendant financial consequences to the Company.

     The Company manufactures the Neoflo(TM) bulk in Lee's Summit, MO. This product has been manufactured only for NutraMax. The Company has been unable to generate a profit from its manufacturing and distribution relationship with NutraMax. Faced with declining forecasts for production volumes from NutraMax for 2001, and a motion filed by NutraMax with the U.S. Bankruptcy Court on April 2, 2001 to reject the Company's supply agreement effective that date; the Company intends to discontinue manufacturing operations after completion of the remaining order for NutraMax.

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

SALES AND MARKETING

     In May 2000, the Company hired a Vice President, Sales and Marketing and as of December 31, 2000, had hired, trained and deployed a total of nineteen product specialists and marketing personnel to support the commercial sales of Inulin, Glofil(TM)-125, and Ethamolin(R). The Product Specialists are promoting Ethamolin(R) to hospital-based gastroenterologists, who treat patients with liver disease who develop bleeding esophageal varices, a life threatening disorder. Ethamolin(R) is an FDA approved product for the specific indication of esophageal varices that have recently bled. The promotion of Glofil(TM)-125 targets organ transplant centers and those patients who are at greatest risk of kidney failure. The company currently has one open position in the commercial group and handles the distribution of all products in-house.

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

     Several large companies products will compete with Emitasol(R) in the delayed onset emesis market, including Zofran(R) (ondansetron hydrochlordide) by Glaxo-Wellcome, Kytril(R) (granisetron hydrochloride) by SmithKline Beecham and Reglan(R) (metoclopramide) by A.H. Robins. These competitive products, however, are available in oral and intravenous delivery forms only. The competition to develop FDA-approved drugs for delayed onset emesis and diabetic gastroparesis is intense and no assurance can be given that the Company's product candidates will be developed into commercially successful products.

     The Company is unaware of any competitors at this time to Ceresine(TM). The competition to market FDA-approved drugs to treat ischemic disorders is intense and no assurance can be given that the Company's product candidates will be commercially successful products.

     Most of the Company's competitors are larger than the Company and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than the Company in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if the Company commences commercial sales of the pharmaceuticals in its pipeline, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience. If any of the competitors develop new technologies that are superior to the Company's technologies, the ability of the Company to expand into the pharmaceutical markets may be materially and adversely affected.

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

     The Company's success will depend in large part on its ability to attract and retain key employees. At December 31, 2000 the Company had nineteen employees engaged directly in the marketing and selling of its on-market products. The Company's potential growth and expansion into areas and activities requiring additional expertise, such as clinical development and regulatory affairs and sales and marketing, are expected to place increased demands on the Company's management skills and resources. These demands are expected to require an increase in management, clinical development and regulatory, and sales personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and sales/marketing personnel and qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. The failure to attract and retain such personnel or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Key Personnel".

                                  RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE SUFFICIENT REVENUE TO ACHIEVE PROFITABILITY

     We have a history of consistent operating losses. Further, we expect that substantial operating losses will continue over the next several years. To date, our revenues have been generated principally from sales of Glofil(TM)-125, Inulin, Ethamolin(R), the licensing of rights to commercialize certain research technology and the manufacturing of our proprietary topical triple antibiotic wound care product for our over-the-counter marketing partner, NutraMax Products, Inc. We do not expect Cordox(TM), Ceresine(TM), Migrastat(TM), or any of the compounds currently in pre-clinical testing to be commercially available for a number of years, if at all. Further, our revenues will also be dependent on the FDA approval and sale of Emitasol(R) in conjunction with Shire Pharmaceuticals Group plc. Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

     - finance the operations with external capital until positive cash flows are achieved,

     - acquire additional marketed products; finance product acquisitions,

     - increase sales of current products,

     - finance the future growth of the sales/marketing and clinical development/regulatory affairs organization,

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

IF WE FAIL TO MAINTAIN OR ENTER INTO NEW CONTRACTS RELATED TO COLLABORATIONS AND IN-LICENSED OR ACQUIRED TECHNOLOGY AND PRODUCTS, OUR BUSINESS COULD ADVERSELY BE AFFECTED

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

WE EXPECT TO INCUR EXPENSE RELATED TO OUR COLLABORATION AGREEMENT WITH SHIRE PHARMACEUTICALS GROUP PLC

     We are obligated to fund one-half of the clinical development expenses for Emitasol(R) under our corporate partnering agreement with Shire Pharmaceuticals Group plc, up to an aggregate of $7 million. Through December 31, 2000 we have made development payments for Emitasol(R), under the terms of the agreement with Shire, totaling $4.6 million, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs.

     Under the agreement with Shire, the Company is obligated to fund the remaining balance of approximately $2.4 million as a contribution towards the remaining development costs including the pivotal Phase III clinical trial, data analysis and regulatory submissions to the FDA of the NDA. Should the Company be unable to secure adequate financing, the Company may not be able to fund the balance of the development costs and Shire could choose to declare us in breach of the agreement or terminate the clinical development of Emitasol(R).

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

     - cost maintenance and potential future expansion of the sales force,

     - achieving lower cost of goods sold and better operating efficiencies,

     - the acquisition of additional product candidates, and

     - the status of the equity markets, in general, and investor's tolerance for risk.

     We anticipate obtaining additional financing through corporate partnerships and public or private debt or equity financing. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to delay, reduce the scope of, eliminate or divest one or more of our product acquisition, clinical programs or manufacturing efforts. We are aware that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements and interest income will not be sufficient to fund our current and planned operations past the third quarter of 2001.

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

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET

     Our current development programs focus on two areas: Emitasol(R) Phase III clinical trials and the development of a cytoprotective drug that targets congenital lactic acidosis. Emitasol(R), intranasal metoclopramide, is currently being developed for two indications: diabetic gastroparesis and delayed onset emesis associated with cancer chemotherapy patients. The diabetic gastroparesis drug candidate is being developed in collaboration with a subsidiary of Shire Pharmaceuticals Group plc ("Shire"), in the United States and has recently completed a Phase II clinical trial in the treatment of diabetic gastroparesis. A

Phase III study is planned to commence in 2002. Additionally, a Phase III clinical trial for delayed onset emesis indication is in the planning stage. The Company may expand its clinical trials of Ceresine(TM), a cytoprotective agent, in congenital lactic acidosis, a frequently fatal disease occurring in children. The Company also has two intranasal drug candidates, on which pilot trials have been conducted: Migrastat(TM) for migraine headache and Hypnostat(TM) for insomnia. There is no guarantee that any of these drugs will successfully complete Phase III testing. The Company expects the failure of one or more of these drugs to successfully pass Phase III testing would likely have a materially adverse effect on the Company's future results of operations. It cannot guarantee, however, that the products will ever successfully pass such testing phases, and if so, result in commercially successful products. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for the Company to complete clinical trials and obtain regulatory approval for product marketing can vary by product and by the indicated use of a product. The Company expects that this will likely be the case with future product candidates and it cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

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

WE WILL BE DEPENDENT ON KEY PERSONNEL

     We are highly dependent on the services of Charles J. Casamento, President, Chief Executive Officer and Chairman of the Board. Mr. Casamento has executed an employment agreement. However, there can be no assurance that Mr. Casamento will continue to be employed by us in the future. The loss of Mr. Casamento could materially harm our business. The future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. While increases in staffing levels are not expected during 2001, these future demands are expected to require a substantial increase in management and scientific personnel to perform clinical and operational work as well as the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel to perform sales and marketing, research and development work and qualified scientific personnel development in the future will also be critical to our success. There can be no assurance that we will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the extensive competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain financial data with respect to the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A.

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

OVERVIEW

     An important aspect of the Company's ability to conduct its business in the future is the ability to secure sufficient equity capital to fund its operations. In March of 2001, the Company entered into a letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau"), an Italian pharmaceutical company, which provides for an initial investment in Questcor of $1.5 million, for approximately 10.2% of Questcor common stock, plus $100,000 for a warrant to invest an additional $1.5 million within a six month period. The initial investment of $1.5 million plus the issuance of the $100,000 warrant was consummated on April 12, 2001. If Sigma-Tau exercises the warrant in full, the total investment of $3.0 million will represent 18.5% of Questcor's outstanding common stock. It is anticipated that the initial Sigma-Tau investment, together with expected cash inflows, will provide the Company with sufficient capital to fund its operations through the third quarter of 2001. The Company is in negotiations with Sigma-Tau and other potential investors to provide additional financing. Should the Company be unable to secure additional financing during the first six months of 2001, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable. (See Liquidity and Capital Resources.)

     Our independent auditors issued an opinion on our financial statements as of December 31, 2000 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     The Company was founded in 1990, commenced its research and development activities in 1991 and completed an initial public offering (the "IPO") in November 1992. The Company commenced clinical trials in December 1994, acquired two FDA approved products, Glofil(TM)-125 and Inulin, in August 1995 and acquired a third FDA approved product, Ethamolin(R), in November 1996. The Company acquired the Dermaflo(TM) topical burn/wound care technology and the products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, the Company changed its name from Cypros Pharmaceutical Corporation to Questcor Pharmaceuticals, Inc. after completing a merger with RiboGene, Inc. As a result of the merger, each outstanding share of RiboGene's common stock was converted into 1.509 shares of common stock of the Company and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of Series A preferred stock of the Company. The merger resulted in the issuance of approximately 8,735,000 shares of the Company's common stock and 2,156,000 shares of the Company's Series A preferred stock, valued at an aggregate of $23,643,000. The purchase price also included approximately $5,310,000 related to outstanding RiboGene stock options and outstanding warrants assumed by the Company and $1,065,000 of transaction costs, for an aggregate purchase price of $30,019,000.

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

     Sales and marketing expense increased to $2,539,000 for the year ended December 31, 2000 from $946,000 in the five months ended December 31, 1999. This relative increase is principally due to salary and recruiting costs associated with the expansion of the sales force from seven people at December 31, 1999 to nineteen people at December 31, 2000.

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

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED JULY 31, 1999

     For the year ended December 31, 2000, the Company incurred a net loss of $13,762,000 (or $0.56 per share), compared to a net loss of $6,784,000 (or $0.43 per share) for the year ended July 31, 1999.

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

     Sales and marketing expense increased by 49% to $2,539,000 for the year ended December 31, 2000 from $1,703,000 in the prior period ended July 31, 1999. This increase is principally due to salary and recruiting costs associated with the expansion of the sales force.

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

     Sales and marketing expense increased by 30% to $1,703,000 in fiscal 1999 from $1,310,000 in the prior fiscal year, principally due to the recruiting cost of hiring additional personnel, additional costs associated with promotional items and advertising, the cost of a clinical study of Glofil(TM)-125 and regulatory consulting expense related to these studies.

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

     The Company leases four buildings with lease terms ranging from three to fifteen years and annual rent payments for 2001 are estimated to be $1,332,000. Additionally, the Company has equipment lease commitments with estimated 2001 payments of $96,000. The Company has subleased a substantial portion of the unused building space and laboratory equipment under a sublease with a term of six years, representing estimated sublease revenue of $452,000 for 2001. Additionally, the Company has a commitment to fund Emitasol(R) development costs up to $7 million, of which $4.6 million had been incurred through December 31, 2000, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs..

     The Company anticipates that its capital needs will decrease significantly in 2001 as compared to the capital required during 2000. Whereas the total number of employees was 59 on January 1, 2000, the Company had 40 full-time employees on April 15, 2001. The Company believes the number of full time employees will remain essentially unchanged for the remainder of 2001. This, combined with the anticipated closing of operations at its Lee's Summit manufacturing facility and the anticipated increasing product revenues, should result in a decrease in capital requirements for 2001 as compared to 2000. Even with the decreased capital requirements, the April 2001 investment by Sigma-Tau and expected cash inflows, the Company's management believes that the Company's working capital will not be sufficient to fund operations of the Company and the Company will not be able to meet day-to-day operating expenses or long-term commitments past the third quarter of 2001 without an additional capital infusion. The Company is, at present, in negotiations with different potential financial investors who have indicated an interest in investing in the company and have offered to contribute equity capital. Should the Company be unable to secure the necessary financing, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable.

     The Company's future funding requirements will depend on many factors, including; any expansion or acceleration of the Company's development programs; the results of preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products, technologies or compounds, if any; the Company's ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and extent of product sales and other factors.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is hereby incorporated by reference from the information contained in the Company's definitive Proxy Statement with respect to the Company's annual Meeting of Shareholders, filed with the Commission pursuant to Regulation 14A (the "Proxy Statement") under the headings "Nominees" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading of "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Certain Transactions" and "Executive Compensation".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----
            /s/ CHARLES J. CASAMENTO              Chairman of the Board, President and   April 30, 2001
------------------------------------------------    Chief Executive Officer and
              Charles J. Casamento                  Director (Principal Executive
                                                    Officer)

               /s/ HANS P. SCHMID                 Vice President, Finance &              April 30, 2001
------------------------------------------------    Administration and Chief Financial
                 Hans P. Schmid                     Officer (Principal Financial and
                                                    Accounting Officer)

             /s/ ROBERT F. ALLNUTT                Director                               April 30, 2001
------------------------------------------------
               Robert F. Allnutt

              /s/ FRANK SASINOWSKI                Director                               April 30, 2001
------------------------------------------------
                Frank Sasinowski

                  /s/ JON SAXE                    Director                               April 30, 2001
------------------------------------------------
                    Jon Saxe

              /s/ JOHN SPITZNAGEL                 Director                               April 30, 2001
------------------------------------------------
                John Spitznagel

           /s/ ROGER G. STOLL, PH.D.              Director                               April 30, 2001
------------------------------------------------
                 Roger G. Stoll

              /s/ VIRGIL THOMPSON                 Director                               April 30, 2001
------------------------------------------------
                Virgil Thompson

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

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 16, 2001
(Except for Note 1, paragraphs 3 and 5, and Note 13, as to which the date is April 12, 2001)

                         QUESTCOR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AND AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents (includes a compensating balance
     of $5,000 see Note 8)..................................    $  6,818        $ 10,912
  Short-term investments....................................       1,333          10,787
  Accounts receivable, net of allowance for doubtful
     accounts of $56 and $30 at December 31, 2000 and 1999,
     respectively...........................................         172           1,889
  Inventories...............................................          56             176
  Prepaid expenses and other current assets.................         499             412
                                                                --------        --------
     Total current assets...................................       8,878          24,176
Property and equipment......................................       1,427           2,852
Goodwill and other intangibles, net.........................       3,357           5,029
Deposits and other assets...................................       1,307             164
                                                                --------        --------
     Total assets...........................................    $ 14,969        $ 32,221
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    476        $  2,444
  Accrued compensation......................................         392           1,682
  Deferred revenue..........................................          --             167
  Accrued development costs.................................         541           1,579
  Other accrued liabilities.................................         798             773
  Short-term debt and current portion of long-term debt.....       5,382             348
  Current portion of capital lease obligations..............          88             240
                                                                --------        --------
     Total current liabilities..............................       7,677           7,233
Long-term debt..............................................         489           5,893
Capital lease obligations...................................          59             185
Other non-current liabilities...............................         736             203
Commitments
Preferred stock, no par value, 7,500,000 shares authorized;
  2,155,715 Series A shares issued and outstanding at
  December 31, 2000, and 1999 (aggregate liquidation of
  $10,000 at December 31, 2000 and 1999)....................       5,081           5,081
Stockholders' equity:
  Common stock, no par value, 75,000,000 shares authorized;
     25,303,091 and 24,470,068 shares issued and outstanding
     at December 31, 2000, and 1999, respectively...........      66,152          65,423
  Deferred compensation.....................................         (71)            (53)
  Accumulated deficit.......................................     (65,486)        (51,724)
  Accumulated other comprehensive gain (loss)...............         332             (20)
                                                                --------        --------
          Total stockholders' equity........................         927          13,626
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 14,969        $ 32,221
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

  Revenue Recognition

     Revenues from product sales of Ethamolin(R), Glofil(TM)-125 and Inulin are recognized upon shipment, net of allowances. Revenues from Glofil(TM)-125 unit dose sales are recognized upon receipt by the Company of monthly sales reports from its third-party distributor. The Company is not obligated to accept returns of products sold that have reached their expiration date. Revenues from NutraMax products are recorded upon customer acceptance.

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

     Product sales revenue consists of the following (in thousands):

                                                          FIVE MONTHS
                                           YEAR ENDED        ENDED        YEARS ENDED JULY 31
                                          DECEMBER 31,    DECEMBER 31,    -------------------
                                              2000            1999          1999       1998
                                          ------------    ------------    --------    -------
Ethamolin(R)............................     $  618           $319         $1,522     $2,162
Inulin..................................        207             19            208        237
Glofil(TM)-125..........................        691            251            621      1,047
Neoflo(TM)..............................        618             35            167         --
                                             ------           ----         ------     ------
                                             $2,134           $624         $2,518     $3,446
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1*        Merger agreement entered into August 4, 1999, by and among:
             Cypros Pharmaceutical Corporation, a California corporation
             ("Parent"); Cypros Acquisition Corporation, a Delaware
             corporation and a wholly owned subsidiary of Parent ("Merger
             Sub"), and RiboGene, Inc., a Delaware corporation (the
             "Company")
 3.1*****    By-laws of the Registrant
 3.2**       Restated Certificate of Incorporation of Cypros
             Pharmaceutical Corporation, a California corporation, dated
             November 5, 1999
10.1***      Forms of Incentive Stock Option and Non-statutory Stock
             Option
10.2****     Amended 1992 Stock Option Plan
10.3*****    1993 Non-employee Directors Equity Incentive Plan, as
             amended, and related form of Nonstatutory Stock Option
10.4*****    Employment Agreement dated as of August 4, 1999 between the
             Registrant and Charles C. Casamento
10.5******   2000 Employee Stock Purchase Plan
10.6*        Memorandum of Understanding entered into January 26, 2000 by and between Questcor Pharmaceuticals, Inc., a California
             corporation, and Dainippon Pharmaceuticals Co., Ltd., a
             corporation organized under the laws of Japan
10.7         Stock and Warrant Purchase Agreement dated April 5, 2001
             between Registrant and Sigma-Tau Finance Holding, S.A.
10.8         Warrant for the Purchase of Common Stock dated April 5, 2001 between Registrant and Sigma-Tau Finance Holding, S.A.
23.1         Consent of Ernst & Young LLP, Independent Auditors

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