Form 10-Q
period 2001-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2001-05-15
CIK 891288

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001,

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________.

                         Commission file number: 0-20772
                                 ---------------

                         QUESTCOR PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                   33-0476164
   (State or other jurisdiction                          (I.R.S.Employer
 of incorporation or organization)                      Identification No.)

                                3260 WHIPPLE ROAD
                            UNION CITY, CA 94587-1217
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700
                                 ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   At APRIL 15, 2001 there were 28,250,932 shares of the Registrant's common stock, no par value, outstanding.

================================================================================

                         QUESTCOR PHARMACEUTICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1   Financial Statements and Notes (Unaudited)................................................     3
         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000........................     3
         Consolidated Statements of Operations - for the three months
            ended March 31, 2001 and March 31, 2000................................................     4
         Consolidated Statements of Cash Flows - for the three months ended March 31, 2001
            and March 31, 2000.....................................................................     5
         Notes to Consolidated Financial Statements................................................     6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     9
Item 3   Quantitative and Qualitative Disclosures about Market Risk................................    12

         PART II. OTHER INFORMATION
Item 1   Legal Proceedings.........................................................................    13
Item 2   Changes in Securities and Use of Proceeds.................................................    13
Item 3   Defaults upon Senior Securities...........................................................    13
Item 4   Submission of Matters to a Vote of Security Holders.......................................    13
Item 5   Other Information.........................................................................    13
Item 6   Exhibits and Reports -....................................................................    13
         Signatures................................................................................    14


                         QUESTCOR PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                 2001           2000
                                                                               ----------    -----------
                                   ASSETS                                     (UNAUDITED)     (NOTE 1)
     Current assets:
       Cash and cash equivalents (which includes a compensating balance
         of $5,000) .....................................................      $  5,662       $  6,818
       Short-term investments ...........................................           292          1,333
       Accounts receivable, net of allowance for doubtful accounts of $56           516            172
         at March 31, 2001 and $56 at  December 31, 2000
       Inventories ......................................................            25             56
       Prepaid expenses and other current assets ........................           783            499
                                                                               --------       --------
              Total current assets ......................................         7,278          8,878
     Property and equipment, net ........................................         1,275          1,427
     Goodwill and other intangibles, net ................................         2,956          3,357
     Other assets .......................................................         1,235          1,307
                                                                               --------       --------
              Total assets ..............................................      $ 12,744       $ 14,969
                                                                               ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
       Accounts payable (trade) .........................................      $  1,038       $    476
       Accrued compensation .............................................           579            392
       Accrued development costs ........................................           518            541
       Other accrued liabilities ........................................           319            798
       Short-term debt and current portion of long-term debt ............         5,390          5,382
       Current portion of capital lease obligations .....................            78             88
                                                                               --------       --------
              Total current liabilities .................................         7,922          7,677
     Long-term debt .....................................................           411            489
     Capital lease obligations ..........................................            35             59
     Other non-current liabilities ......................................           744            736
     Commitments
     Preferred stock, subject to redemption .............................         5,081          5,081
     Stockholders' equity (deficit):
       Common stock .....................................................        66,194         66,152
       Deferred compensation ............................................           (75)           (71)
       Accumulated deficit ..............................................       (67,358)       (65,486)
       Accumulated other comprehensive income (loss) ....................          (210)           332
                                                                               --------       --------
              Total stockholders' equity (deficit) ......................        (1,449)           927
                                                                               --------       --------
              Total liabilities and stockholders' equity (deficit) ......      $ 12,744       $ 14,969
                                                                               ========       ========


                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31,       MARCH 31,
                                                          2001           2000
                                                        --------       --------
     Revenues:
       Net product sales ...........................    $    701       $    520
       Technology revenue ..........................          90             --
       Contract research and grant revenue .........         225            166
       Royalty revenue .............................          --             12
                                                        --------       --------
     Total revenues ................................       1,016            698
     Operating costs and expenses:
       Cost of product sales .......................         361            586
       Sales and marketing .........................         644            511
       General and administrative ..................         846          1,541
       Product development .........................         559          2,065
       Discovery research ..........................         191            820
       Depreciation and amortization ...............         559            536
                                                        --------       --------
            Total operating costs and
               expenses ............................       3,160          6,059
                                                        --------       --------
     Loss from operations ..........................      (2,144)        (5,361)
     Interest and other income, net ................          27             58
     Rental income, net ............................         245             52
                                                        --------       --------
     Net loss ......................................    $ (1,872)      $ (5,251)
                                                        ========       ========
     Net loss per common share:
     Basic and diluted .............................    $  (0.07)      $  (0.21)
                                                        ========       ========
     Weighted average shares of common
       stock outstanding ...........................      25,371         24,590
                                                        ========       ========

                             See accompanying notes

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)



                                                                       THREE MONTHS ENDED
                                                                    -----------------------
                                                                    MARCH 31,      MARCH 31,
                                                                      2001           2000
                                                                    --------       --------
     OPERATING ACTIVITIES
     Net loss ................................................      $ (1,872)      $ (5,251)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Deferred compensation .................................            (4)            13
       Depreciation and amortization .........................           559            543
       Deferred rent expense .................................            --             52
       Loss on the sale of equipment .........................            --             21
     Changes in operating assets and liabilities:
       Accounts receivable ...................................          (344)         1,698
       Inventories ...........................................            31              5
       Prepaid expenses and other current assets .............          (284)          (143)
       Accounts payable ......................................           562           (234)
       Accrued compensation and employee benefits ............           187         (1,259)
       Deferred revenue ......................................            --           (167)
       Accrued development costs .............................           (23)         1,332
       Other accrued liabilities .............................          (479)          (372)
                                                                    --------       --------
     Net cash flows used in operating activities .............        (1,667)        (3,762)
                                                                    --------       --------

     INVESTING ACTIVITIES
     Proceeds from the maturity of short-term investments, net           499          2,388
     Purchase of property and equipment ......................            (6)           (28)
     Increase in other liabilities ...........................             8             --
     Decrease (Increase) in other assets .....................            72           (242)
                                                                    --------       --------
     Net cash flows provided by investing activities .........           573          2,118
                                                                    --------       --------

     FINANCING ACTIVITIES
     Issuance of common stock, net ...........................            42            608
     Repayment of long-term debt .............................           (70)           (84)
     Repayments of capital lease obligations .................           (34)           (53)
                                                                    --------       --------
     Net cash flows (used in) provided by financing activities           (62)           471
                                                                    --------       --------
     Decrease in cash and cash equivalents ...................        (1,156)        (1,173)
     Cash and cash equivalents at beginning of period ........         6,818         10,912
                                                                    --------       --------
     Cash and cash equivalents at end of period ..............      $  5,662       $  9,739
                                                                    ========       ========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest ..................................      $    117       $    169
                                                                    ========       ========


                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Questcor Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed on April 30, 2001 with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. MATTERS AFFECTING ONGOING OPERATIONS

   Under an agreement entered into in November 1998, NutraMax is converting the Neoflo(TM) product into finished adhesive strips and patches for distribution to the mass merchandise market. In May 2000, NutraMax Products, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing has had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter of 2001. In February 2001, NutraMax's plan of reorganization was approved by the U.S. Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to terminate the Company's supply agreement effective that date. The Company intends to close its Lee's Summit manufacturing facility where the NutraMax product was being produced.

   The Company has experienced recurring operating losses since inception and expects such losses to continue as it furthers its product development programs and builds its sales and marketing capabilities. From inception to March 31, 2001, the Company incurred cumulative net losses of approximately $67.4 million. The Company has cash, cash equivalents and short-term investments at March 31, 2001 of $6.0 million (including a compensating balance of $5 million, see Note
6), which is not sufficient to enable the Company to pay existing liabilities and commitments, and fund its operations through December 31, 2001. Should these trends continue, the Company may be subject to delisting by The American Stock Exchange.

   On March 29, 2001, the Company entered into a letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau"), a research-based Italian pharmaceutical company, that provides for an investment in the Company's common stock of $1.5 million, plus $100,000 for a warrant to invest another $1.5 million within the next six months. The initial investment of $1.6 million was consummated on April 12, 2001 (see note 10).

   The Company will need to obtain additional funds from outside sources to fund operating expenses and pursue regulatory approvals for its products under development. The Company is, at present, in negotiations with potential financial investors who have indicated an interest in investing in the Company. Should the Company be unable to secure additional financing by the end of the third quarter of 2001, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable. While the Company is aggressively pursuing these negotiations, as discussed above, there can be no assurance that the Company will be successful in its efforts to obtain additional funding sources. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $5,954,000, including a compensating balance of $5,000,000.

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

4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market and at March 31, 2001 are comprised of raw materials of $13,000 and finished goods of $12,000.

5. RECENTLY - ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 " ("SFAS 137"), which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company's adoption of SFAS 133 as of January 1, 2001, did not have a material impact on its financial statements.

6. NOTE PAYABLE

   In December 1998, RiboGene borrowed $5.0 million pursuant to a long-term note payable to a bank. The note requires monthly interest only payments at prime plus 1.0%. The rate at March 31, 2001 was 7.0%. The principal is due on December 24, 2001. The loan was collateralized by a perfected security interest in all the unencumbered assets of the Company and required that the Company maintain a minimum of $5.0 million of depository accounts with the bank. The Company was also required to comply with financial covenants based on certain ratios. In June 2000, the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5.0 million note payable from long-term to short-term debt. In November 2000, the $5.0 million long-term note payable was converted into a $5.0 million cash secured facility. The financial covenants were removed and the blanket lien on all assets was released. The minimum $5.0 million compensatory balance, which is invested in a certificate of deposit, is included in cash and cash equivalents.

7. NET LOSS PER SHARE

   Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at March 31, 2001, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 6,306,502 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 989,664 warrants.

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

9.  SALE OF TECHNOLOGY

   In February 2001 the Company announced that it has exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received an upfront cash payment, reimbursement of patent expenses and is entitled to future potential milestone and royalty payments. In addition, the Company has transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

10. SUBSEQUENT EVENTS

   On March 29, 2001 the Company entered into a binding letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau") relating to the purchase by Sigma-Tau of Company common stock and the purchase by Sigma-Tau of a warrant to acquire additional Company common stock. In April 2001, pursuant to the letter agreement, the Company issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million. The deal was consummated on April 12, 2001.

        The Company also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of the Company's common stock. The purchase price of such warrant was $100,000. The shares of common stock issuable upon the exercise of the warrant will have an exercise price equal to $0.522 per share and will be exercisable from the date of issuance until the close of business on September 29, 2001. The $100,000 paid by Sigma-Tau for the warrant is non-refundable, and in the event that Sigma-Tau elects not to exercise the warrant in full on or before the close of business on September 29, 2001 (the "Expiration Date"), the Company will have no obligation to return any such portion of the $100,000 paid for the warrant. In the event that Sigma-Tau exercises the warrant in full, on or before the Expiration Date, the $100,000 paid for the warrant will be credited toward the purchase of the aggregate of 2,873,563 shares of Company common stock under the warrant. Pursuant to the rules of The American Stock Exchange, however, the warrant is exercisable for a maximum of 2,161,752 shares unless the Company's shareholders approve the issuance of additional shares to Sigma-Tau.

        The Letter Agreement also contemplates that the Company and Sigma-Tau may engage in a near-term strategic or collaboration transaction. To further this objective, the Company and Sigma-Tau agreed to an "Exclusivity Period" which ended on April 25, 2001, whereby in order to facilitate Sigma-Tau's review of the affairs of the Company, the Company agreed to refrain from engaging in certain activities, including: entering into any sale or disposition of any significant portion of its assets or stock with any other pharmaceutical, biotechnology or health care company; merging or consolidating with any other pharmaceutical, biotechnology or health care company; issuing or transferring any securities to any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; entering into any transaction with any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; and, encouraging, soliciting or negotiating any transaction with any other pharmaceutical, biotechnology or health care company.

        On April 30, 2001, the Company closed a financing which totalled $442,000. This investment came from a group of individual investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Such statements are subject to certain factors, which may cause the Company's results to differ. Factors that may cause such differences include, but are not limited to, the Company's need for additional funding, uncertainties regarding the Company's intellectual property and other research, development, marketing and regulatory risks, and, the ability of the Company to implement its strategy and acquire products and, if acquired, to market them successfully, as well as the risks discussed in Questcor's transition report on Form 10-K/A for the fiscal year ended December 31, 2000 and other documents filed with the Securities and Exchange Commission. The risk factors and other information contained in these documents should be considered in evaluating Questcor's prospects and future financial performance.

OVERVIEW

   The Company was founded in 1990, commenced its research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA-cleared products, Glofil(TM)-125 and Inulin, in August 1995, acquired a third FDA-cleared product, Ethamolin(R), in November 1996, and acquired the Dermaflo(TM) topical burn/wound care technology and two FDA-cleared products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, Cypros changed its name to Questcor Pharmaceuticals, Inc. after completing the acquisition of RiboGene, Inc. The Company has sustained an accumulated deficit of $67 million from inception through March 31, 2001. The Company will not have positive net operating cash flow for at least the next few years and expects to continue to incur losses for the foreseeable future. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of the Company's clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering.

   In February 2001 the Company announced that it has exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received an upfront cash payment, reimbursement of patent expenses and is entitled to future potential milestone and royalty payments. In addition, the Company has transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

   An important aspect of the Company's ability to conduct its business in the future is the ability to secure sufficient equity capital to fund its operations. In March 2001, the Company entered into a letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau"), an Italian pharmaceutical company, which provides for an initial investment in Questcor of $1.5 million, for approximately 10.2% of Questcor common stock, plus $100,000 for a warrant to invest an additional $1.5 million within a six month period. The initial investment of $1.5 million plus the $100,000 warrant was consummated on April 12, 2001. If Sigma-Tau exercises the warrant in full, the total investment of $3.0 million will represent 18.5% of Questcor's outstanding common stock. It is anticipated that the initial Sigma-Tau investment, together with expected cash inflows, will provide the Company with sufficient capital to fund its operations through the third quarter of 2001. The Company is in negotiations with Sigma-Tau and other potential investors to provide additional financing. Should the Company be unable to secure additional financing during the third quarter of 2001, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable. (See Liquidity and Capital Resources.)

RESULTS OF OPERATIONS

        For the quarter ended March 31, 2001, the Company incurred a net loss of $1,872,000, or $0.07 per share, as compared to $5,251,000, or $0.21 per share for the quarter ended March 31, 2000.

        Revenues for the quarter ended March 31, 2001 increased $318,000, representing a 46% increase over the comparable quarter in 2000. Product sales increased $181,000, or 35%, from the comparable quarter in 2000. The increase in revenue from product sales consists of a combined $346,000 increase from Ethamolin(R), Glofil(TM)-125 and Inulin sales, and a $165,000 decrease in revenue from the Neoflo(TM) sales. The Neoflo(TM) product has not been profitable for the Company and, as a result, the Company intends to close the Neoflo(TM) manufacturing facility and discontinue the Neoflo(TM) product. Other factors contributing to the increase in revenue for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, include, $90,000 in technology revenue relating to the license agreement with Tularik and $225,000 in grant revenue for the GERI (Glial Excitotoxin Release Inhibitors) compound research projects. The final support payment of $166,000 for the antibacterial research collaboration with Dainippon was recognized during the quarter ended March 31, 2000.

   Cost of product sales decreased 38% to $361,000 during the quarter ended March 31, 2001 from $586,000 in the comparable quarter ended March 31, 2000. This decrease was due to a reduction in overhead and material costs associated with the manufacturing of Neoflo(TM).

   Sales and marketing expenses for the three months ended March 31, 2001 were $644,000, which increased by $133,000 or 26%, compared to $511,000 in March 31, 2000. The increase is primarily due to salary and other costs associated with the expansion of the sales force.

   General and administrative expenses for the three months ended March 31, 2001 were $846,000, which decreased by $695,000 or 45%, compared to $1,541,000 in the quarter ended March 31, 2000. The decrease was related to the Company's cost reduction program which resulted in a decrease in facility, professional service and travel costs.

   Product (clinical) development expenses for the three months ended March 31, 2001 were $559,000, which decreased $1,506,000 or 73%, compared to $2,065,000 in the quarter ended March 31, 2000 due to lower development expenses for Emitasol(R).

   Discovery research expense decreased 77% to $191,000 during the quarter ended March 31, 2001 from $820,000 in the comparable quarter ending March 31, 2000. The decrease resulted from the Company's decision to discontinue the RiboGene drug discovery research programs during the first quarter of 2000.

   An increase in interest expense on the notes payable, along with a decrease in the investment portfolio during the quarter ended March 31, 2001, resulted in a decrease in net interest and other income of 53% to $27,000, from $58,000 in the comparable quarter ended March 31, 2000.

   Net rental income increased to $245,000 during the quarter ended March 31, 2001, from $52,000 in the comparable quarter ended March 31, 2000, primarily due to the sublease of a portion of the Company's Hayward facility, commencing in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has principally funded its activities to date through various issuances of equity securities, which, through April 12, 2001, have raised total net proceeds of $37.3 million, and to a lesser extent through product sales.

   At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $6.0 million compared to $8.2 million at December 31, 2000, including a compensating balance of $5.0 million in each period. At March 31, 2001, working capital deficit was $644,000 as compared to working capital of $1.2 million at December 31, 2000. The decrease in working capital was principally due to the loss from operations for the current quarter and an increase in accrued liabilities.

   As a result of the merger with RiboGene, the Company assumed $5 million of long-term debt financing with a bank. The note required monthly interest payments, at prime plus 1% (7.0% at March 31, 2001), with the principal payment due at the end of the three-year term (December 2001). The note was collateralized by a perfected security interest in all unencumbered assets of the Company and required that the Company maintain depository balances. The Company was also required to comply with financial covenants based on certain ratios. At June 30, 2000 the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5 million note payable from long-term to short-term debt. In November 2000, the $5 million note payable was converted into a $5 million cash secured facility, the financial covenants were removed and the blanket lien on all assets were released.

   The Company leases four buildings with lease terms ranging from three to fifteen years and annual rent payments for 2001 are estimated to be $1,332,000. Additionally, the Company has equipment lease commitments with estimated 2001 payments of $96,000. The Company has subleased a substantial portion of the unused building space and laboratory equipment under a sublease with a term of six years, representing estimated sublease revenue of $452,000 for 2001. Additionally, the Company has a commitment to fund Emitasol(R) development costs up to $7 million, of which $4.6 million had been incurred through March 31, 2001, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs.

   On April 30, 2001, the Company received an investment by a group of individual investors. This financing totalled $442,000.

   The Company anticipates that its capital needs will decrease significantly in 2001 as compared to the capital required during 2000. Whereas the total number of employees was 59 on January 1, 2000, the Company had 40 full-time employees on April 15, 2001. The Company believes the number of full-time employees will remain essentially unchanged for the remainder of 2001. This, combined with the anticipated closing of operations at its Lee's Summit manufacturing facility and the anticipated increasing product revenues, should result in a decrease in capital requirements for 2001 as compared to 2000. Even with the decreased capital requirements, the April 2001 investment by Sigma-Tau and considering expected cash inflows, the Company's management believes that the Company's working capital will not be sufficient to fund operations of the Company and the Company will not be able to meet day-to-day operating expenses or long-term commitments past the third quarter of 2001 without an additional capital infusion. The Company is, at present, in negotiations with different potential financial investors who have indicated an interest in investing in the company and have offered to contribute equity capital. Should the Company be unable to secure the necessary financing, the Company is at increasing risk of not being able to continue as a going concern and may not be able to remain financially viable. Additionally, the Company may be subject to delisting by The American Stock Exchange.

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

SIGMA-TAU INVESTMENT

        On March 29, 2001, the Company entered into a binding letter agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau") relating to the purchase by Sigma-Tau of the Company common stock and the purchase by Sigma-Tau of a warrant to acquire additional Company common stock. Pursuant to the letter agreement in April 2001, the Company issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million.

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

        The letter agreement also contemplates that the Company and Sigma-Tau may engage in a near-term strategic or collaboration transaction. To further this objective, the Company and Sigma-Tau agreed to an "Exclusivity Period" which ended April 25, 2001, whereby in order to facilitate Sigma-Tau's review of the affairs of the Company, the Company agreed to refrain from engaging in certain activities, including: entering into any sale or disposition of any significant portion of its assets or stock with any other pharmaceutical, biotechnology or health care company; merging or consolidating with any other pharmaceutical, biotechnology or health care company; issuing or transferring any securities to any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; entering into any transaction with any other pharmaceutical, biotechnology or health care company except in the ordinary course of business; and, encouraging, soliciting or negotiating any transaction with any other pharmaceutical, biotechnology or health care company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk at March 31, 2001 has not changed materially from December 31, 2000, and reference is made to the more detailed disclosures of market risk included in the Company's 2000 Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None

   (b) Reports on Form 8-K

   A current report on Form 8-K was filed with the Securities and Exchange Commission on March 29, 2001 to announce the agreement with Sigma-Tau Finanziaria S.p.A. ("Sigma-Tau") to purchase 2,873,563 shares of the Company's common stock at $0.522 per share. Additionally, Sigma-Tau paid $100,000 for a warrant to purchase an additional 2,873,563 shares at $0.522 per share.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PHARMACEUTICALS, INC.

                                  By:     /s/ Charles J. Casamento
                                      -------------------------------------
Date:  May 15, 2001                          Charles J. Casamento
                                           Chairman, President & CEO

                                  By:    /s/  Michael D. Rose
                                      -----------------------------------
                                       Acting Chief Accounting Officer
                                       Principal Financial and
                                       Chief Accounting Officer

Date:  May 15, 2001