Form 10-Q
period 2001-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2001-08-10
CIK 891288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At August 9, 2001 there were 37,283,011 shares of the Registrant's common stock, no par value, outstanding.

                         QUESTCOR PHARMACEUTICALS, INC.


                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
  PART I.      FINANCIAL INFORMATION
  Item 1       Financial Statements and Notes (Unaudited)..............................................          3
               Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.............          3
               Condensed Consolidated Statements of Operations - for the three months and six months
               ended June 30, 2001 and June 30, 2000...................................................          4
               Condensed Consolidated Statements of Cash Flows - for the six months ended June 30,
               2001 and June 30, 2000..................................................................          5
               Notes to Condensed Consolidated Financial Statements....................................          6
  Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations...          9
  Item 3       Quantitative and Qualitative Disclosures about Market Risk..............................         12

               PART II. OTHER INFORMATION
  Item 1       Legal Proceedings.......................................................................         13
  Item 2       Changes in Securities and Use of Proceeds...............................................         13
  Item 3       Defaults upon Senior Securities.........................................................         13
  Item 4       Submission of Matters to a Vote of Security Holders.....................................         14
  Item 5       Other Information.......................................................................         15
  Item 6       Exhibits and Reports....................................................................         15
               Signatures..............................................................................         16

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2001             2000
                                                                                        --------         --------
                                                                                       (UNAUDITED)       (NOTE 1)
Current assets:
  Cash and cash equivalents (which includes a compensating balance
    of $5,000) .................................................................        $  6,046         $  6,818
  Short-term investments .......................................................             708            1,333
  Accounts receivable, net of allowance for doubtful accounts of $89
    at June 30, 2001 and $56 at  December 31, 2000 .............................             559              172
  Inventories ..................................................................             120               56
  Prepaid expenses and other current assets ....................................             405              499
                                                                                        --------         --------
         Total current assets ..................................................           7,838            8,878
Property and equipment, net ....................................................           1,166            1,427
Goodwill and other intangibles, net ............................................           2,550            3,357
Other assets ...................................................................           1,184            1,307
                                                                                        --------         --------
         Total assets ..........................................................        $ 12,738         $ 14,969
                                                                                        ========         ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .............................................................        $    867         $    476
  Accrued compensation .........................................................             509              392
  Accrued development costs ....................................................              --              541
  Other accrued liabilities ....................................................             683              798
  Short-term debt and current portion of long-term debt ........................           5,398            5,382
  Current portion of capital lease obligations .................................              63               88
                                                                                        --------         --------
         Total current liabilities .............................................           7,520            7,677
Long-term debt .................................................................             330              489
Capital lease obligations ......................................................              25               59
Other non-current liabilities ..................................................             753              736
Commitments
Preferred stock, subject to redemption .........................................           5,081            5,081
Stockholders' equity (deficit):
  Common stock .................................................................          68,240           66,152
  Deferred compensation ........................................................             (62)             (71)
  Accumulated deficit ..........................................................         (69,355)         (65,486)
  Accumulated other comprehensive income .......................................             206              332
                                                                                        --------         --------
         Total stockholders' equity (deficit) ..................................            (971)             927
                                                                                        --------         --------
         Total liabilities and stockholders' equity (deficit) ..................        $ 12,738         $ 14,969
                                                                                        ========         ========

                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -------------------------         -------------------------
                                             JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                               2001             2000             2001             2000
                                             --------         --------         --------         --------
Revenues:
  Net product sales .................        $    971         $    503         $  1,672         $  1,023
  Contract research and grant revenue              57               40              282              206
  Technology revenue ................              --               --               90               --
  Royalty revenue ...................               5               --                5               12
                                             --------         --------         --------         --------
Total revenues ......................           1,033              543            2,049            1,241
Operating costs and expenses:
  Cost of product sales .............             276              460              637            1,046
  Sales and marketing ...............             834              661            1,478            1,172
  General and administrative ........           1,011            1,396            1,857            2,937
  Research and development ..........             787            1,082            1,537            3,967
  Depreciation and amortization .....             553              557            1,112            1,093
                                             --------         --------         --------         --------
Total operating costs and expenses ..           3,461            4,156            6,621           10,215
                                             --------         --------         --------         --------
Loss from operations ................          (2,428)          (3,613)          (4,572)          (8,974)
Interest and other income, net ......              25                1               52               59
Rental income, net ..................             406             (135)             651              (83)
                                             --------         --------         --------         --------
Net loss ............................        $ (1,997)        $ (3,747)        $ (3,869)        $ (8,998)
                                             ========         ========         ========         ========

Net loss per common share
Basic and diluted ...................        $  (0.07)        $  (0.15)        $  (0.14)        $  (0.36)
                                             ========         ========         ========         ========
Weighted average shares of common
  stock outstanding .................          28,277           24,761           26,832           24,672
                                             ========         ========         ========         ========



                            See accompanying notes

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                   -------------------------
                                                                                    June 30,         June 30,
                                                                                     2001             2000
                                                                                   --------         --------
OPERATING ACTIVITIES
Net loss ..................................................................        $ (3,869)        $ (8,998)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation ...................................               9               29
  Depreciation and amortization ...........................................           1,112            1,101
  Deferred rent expense ...................................................              32              115
  Loss on the disposal of equipment .......................................              60               21
Changes in operating assets and liabilities:
  Accounts receivable .....................................................            (387)           1,606
  Inventories .............................................................             (64)             (86)
  Prepaid expenses and other current assets ...............................              94              170
  Accounts payable ........................................................             391             (930)
  Accrued compensation ....................................................             117           (1,508)
  Deferred revenue ........................................................              --               30
  Accrued development costs ...............................................            (541)             622
  Other accrued liabilities ...............................................            (115)            (393)
  Other non-current liabilities ...........................................             (15)              --
                                                                                   --------         --------
Net cash flows used in operating activities ...............................          (3,176)          (8,221)
                                                                                   --------         --------

INVESTING ACTIVITIES
Proceeds from the maturity of short-term investments, net .................             499            6,080
Purchase of property and equipment ........................................            (104)             (48)
Decrease (increase) in other assets .......................................             123               (2)
                                                                                   --------         --------
Net cash flows provided by investing activities ...........................             518            6,030
                                                                                   --------         --------

FINANCING ACTIVITIES
Issuance of common stock, net .............................................           2,088              636
Repayment of long-term debt ...............................................            (143)            (194)
Repayments of capital lease obligations ...................................             (59)            (120)
                                                                                   --------         --------
Net cash flows provided by financing activities ...........................           1,886              322
                                                                                   --------         --------
Decrease in cash and cash equivalents .....................................            (772)          (1,869)
Cash and cash equivalents at beginning of period ..........................           6,818           10,912
                                                                                   --------         --------
Cash and cash equivalents at end of period ................................        $  6,046         $  9,043
                                                                                   ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ....................................................        $    213         $    344
                                                                                   --------         --------



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

2. MATTERS AFFECTING ONGOING OPERATIONS

    In May 2000, the Company's sole customer for its Neoflo(TM) product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing has had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter of 2001. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate the Company's supply agreement effective that date. In May 2001, the Company closed its Lee's Summit manufacturing facility where the NutraMax product was being produced and is currently in negotiations for the sale of the Neoflo(TM) product and related assets. The Company expects that no loss will be incurred on the disposition of these assets.

     The Company has experienced recurring operating losses since inception. From inception to June 30, 2001, the Company incurred cumulative net losses of approximately $69.4 million. The Company has cash, cash equivalents and short-term investments at June 30, 2001 of $6.8 million (including a compensating balance of $5 million, see Note 6).

     While historical losses have been significant, the Company expects that based upon funds received from equity financings together with expected sales from its marketed products, it will have sufficient capital to fund its operating requirements through the end of 2001.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At June 30, 2001, the Company had cash, cash equivalents and short-term investments of $6,754,000, including a compensating balance of $5,000,000.

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

4. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and at June 30, 2001 are comprised of raw materials of $13,000 and finished goods of $107,000.

5. RECENTLY-ISSUED ACCOUNTING STANDARDS

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

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We will adopt these statements during the first quarter of fiscal 2002. We are currently evaluating the provisions of SFAS 141 and 142.

6. NOTE PAYABLE

     In December 1998, RiboGene borrowed $5.0 million pursuant to a long-term note payable to a bank. The note requires monthly interest only payments at prime plus 1.0%. The rate at June 30, 2001 was 7.0%. The principal is due on December 24, 2001. The loan was collateralized by a perfected security interest in all the unencumbered assets of the Company and required that the Company maintain a minimum of $5.0 million of depository accounts with the bank. The Company was also required to comply with financial covenants based on certain ratios. In June 2000, the Company was not in compliance with at least one such financial covenant. Hence, the Company reclassified the $5.0 million note payable from long-term to short-term debt. In November 2000, the $5.0 million long-term note payable was converted into a $5.0 million cash secured facility. The financial covenants were removed and the blanket lien on all assets was released. The minimum $5.0 million compensatory balance, which is invested in a certificate of deposit, is included in cash and cash equivalents.

7. NET LOSS PER SHARE

     Under SFAS No. 128, Earnings Per Share, basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at June 30, 2001, shares used in calculating diluted earnings per share would have included the dilutive effect of options to purchase 6,157,250 shares, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and warrants to purchase 4,271,627 shares.

8. STOCK, STOCK OPTIONS AND WARRANTS

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

     On April 12, 2001, the Company issued and sold to Sigma-Tau Finance Holding S.A. ("Sigma-Tau") an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million. The Company also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of the Company's common stock. The purchase price of the warrant was $100,000. On July 30, 2001, Sigma-Tau exercised the warrant to purchase these common stock shares for an aggregate purchase price of $1.4 million. On July 31, 2001, in a separate transaction, the Company sold an additional 5,279,034 shares of common stock at $0.663 per share to Sigma-Tau for a total purchase price of $3.5 million. As a result of these transactions, Sigma-Tau and its affiliates now own approximately 28% of the voting power of our issued and outstanding capital stock.

     On April 30, 2001, the Company closed a financing which totaled $442,000. This investment came from a group of individual investors. The Company issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of $0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

9.   SALE OF TECHNOLOGY

    In February 2001, the Company announced that it had exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received an upfront cash payment, reimbursement of patent expenses and is entitled to future potential milestone and royalty payments. In addition, the Company has transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

10.  SUBSEQUENT EVENTS

    On July 31, 2001, the Company announced that it had signed an agreement with Aventis Pharmaceuticals, Inc. to acquire the worldwide rights to HP Acthar(R) Gel. HP Acthar(R) Gel is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders (NORD), to treat seriously ill children with a seizure complex, referred to as West Syndrome or infantile spasm, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of "flare".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Such statements are subject to certain factors, which may cause our results to differ. Factors that may cause such differences include, but are not limited to, our need for additional funding, uncertainties regarding our intellectual property and other research, development, marketing and regulatory risks, and, our ability to implement our strategy and acquire products and, if acquired, to market them successfully, as well as the risks discussed in our transition report on Form 10-K/A for the fiscal year ended December 31, 2000 and other documents filed with the Securities and Exchange Commission. The risk factors and other information contained in these documents should be considered in evaluating our prospects and future financial performance.

OVERVIEW

    We are a specialty pharmaceutical company that serves the needs of the acute care and critical care hospital markets with our proprietary products. We were founded in 1990, commenced research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, commenced clinical trials in December 1994, acquired two FDA approved products, Glofil(TM)-125 and Inulin, in August 1995, acquired a third FDA approved product, Ethamolin(R), in November 1996, and acquired the Dermaflo(TM) topical burn/wound care technology and two FDA approved products, Neoflo(TM) and Sildaflo(TM), in November 1997. On November 17, 1999, Cypros changed its name to Questcor Pharmaceuticals, Inc. after completing the acquisition of RiboGene, Inc. In July 2001, we acquired HP Acthar(R) Gel, a marketed product used to treat neurological and autoimmune disorders. We have sustained an accumulated deficit of $69.4 million from inception through June 30, 2001. While these losses are significant, based upon funds received from equity financings together with expected sales revenues from our marketed products, we believe we will have sufficient capital to fund our operating requirements at least through the end of 2001. Assuming sales forecasts are met, of which there can be no assurance, we believe we will have enough capital to fund our operating requirements through the end of 2002. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering.

    In February 2001, we announced that we had exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, we received an upfront cash payment, reimbursement of patent expenses and are entitled to future potential milestone and royalty payments. In addition, we transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

    In June 2001, we signed a Letter of Understanding with Fabre Kramer Pharmaceuticals, Inc. of Houston, TX, to jointly pursue the worldwide development and commercialization of Hypnostat(TM) (intranasal triazolam) for insomnia and Panistat(TM) (intranasal alprazolam) for panic disorders, two of our product candidates. The Letter of Understanding anticipates the formation of a joint venture, with funding of all joint venture development costs by Fabre Kramer.

    On July 31, 2001, we announced that we had signed an agreement with Aventis Pharmaceuticals, Inc. to acquire the worldwide rights to HP Acthar(R) Gel. HP Acthar(R) Gel is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders
(NORD), to treat seriously ill children with a seizure complex, referred to as West Syndrome or infantile spasm, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of "flare".

RESULTS OF OPERATIONS

    Three months ended June 30, 2001 compared to the three months ended June 30, 2000

    For the quarter ended June 30, 2001, we incurred a net loss of $1,997,000, or $0.07 per share, as compared to a net loss of $3,747,000, or $0.15 per share for the quarter ended June 30, 2000.

    Revenues for the quarter ended June 30, 2001 increased $490,000, representing a 90% increase over the comparable quarter in 2000. Product sales increased $468,000 or 93%, from the comparable quarter in 2000. The increase in revenue from product sales consists of a combined $692,000 increase from Ethamolin(R), Glofil(TM)-125 and Inulin sales, and a $224,000 decrease in revenue from Neoflo(TM) sales. The Neoflo(TM) product has not been profitable for us. We closed the Neoflo(TM) manufacturing facility and discontinued the Neoflo(TM) product. We are currently in negotiations for the sale of the Neoflo(TM) product and related assets.

    Cost of product sales decreased 40% to $276,000 during the quarter ended June 30, 2001 from $460,000 in the comparable quarter ended June 30, 2000. This decrease was due to a reduction in overhead and material costs associated with the manufacturing of Neoflo(TM).


    Sales and marketing expenses for the three months ended June 30, 2001 were $834,000, which increased by $173,000 or 26%, compared to $661,000 in the quarter ended June 30, 2000. The increase is primarily due to salary and other costs associated with the expansion of our sales force in late 2000. We do not expect sales and marketing expenses to increase appreciably through the end of 2001.

    General and administrative expenses for the three months ended June 30, 2001 were $1,011,000, which decreased by $385,000 or 28%, compared to $1,396,000 in the quarter ended June 30, 2000. The decrease was related to our cost reduction program which resulted in a decrease in personnel and related expenses, facility, professional services and travel costs.

    Research and development expenses for the three months ended June 30, 2001 were $787,000, which decreased $295,000 or 27%, compared to $1,082,000 in the quarter ended June 30, 2000 due to lower development expenses for Emitasol(R). We expect to fund future clinical trials from our anticipated increased revenues. Should our revenue projections differ from actual results, we would expect our research and development costs to increase or decrease accordingly.

    A decrease in interest expense on the notes payable partially offset by a decrease in interest income during the quarter ended June 30, 2001, resulted in an increase in net interest and other income to $25,000, from $1,000 in the comparable quarter ended June 30, 2000.

    Net rental income increased to $406,000 during the quarter ended June 30, 2001, from a net rental expense of ($135,000) in the comparable quarter ended June 30, 2000, primarily due to the receipt of a one-time payment for vacating our Hayward facility and the sublease of the entire premises commencing in May 2001. From July 2000 through April 2001, only a portion of the facility was subleased. Additionally, during the quarter ended June 30, 2000, we incurred expenses associated with the subleasing of our Hayward facility.

    Six months ended June 30, 2001 compared to the six months ended June 30,
2000

    During the six months ended June 30, 2001, we incurred a loss of $3,869,000 (or $0.14 per share) compared to a loss of $8,998,000 or ($0.36 per share) for the six months ended June 30, 2000.

    During the six months ended June 30, 2001, we reported revenues of $2,049,000, a 65% increase from the $1,241,000 reported in the comparable period ended June 30, 2000. This increase is primarily due to an increase in product sales of Ethamolin(R), Glofil(TM)-125 and Inulin totaling $1,041,000 offset by a $392,000 decrease in revenue from Neoflo(TM) sales. The Neoflo(TM) product has not been profitable for us. We closed the Neoflo(TM) manufacturing facility and discontinued the Neoflo(TM) product. We are currently in negotiations for the sale of the Neoflo(TM) product and related assets. Other factors contributing to the increase in revenue for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, include $90,000 in technology revenue relating to the License Agreement with Tularik and $282,000 in grant revenue for the GERI (Glial Excitotoxin Release Inhibitors) compound research projects. The final support payments totaling $206,000 for the antibacterial research collaboration with Dainippon were recognized during the six months ended June 30, 2000.

    Cost of product sales decreased 39% to $637,000 during the six months ended June 30, 2001 from $1,046,000 in the comparable period ended June 30, 2000. This decrease was due to a reduction in overhead and material costs associated with the manufacturing of Neoflo(TM).

    Sales and marketing expense increased 26% to $1,478,000 during the six months ended June 30, 2001 from $1,172,000 in the comparable period ended June 30, 2000. The increase is principally due to salary and other costs associated with the expansion of our sales force in late 2000. We do not expect sales and marketing expenses to increase appreciably through the end of 2001.

    General and administrative expense decreased 37% to $1,857,000 during the six months ended June 30, 2001 from $2,937,000 in the comparable period ended June 30, 2000. This decrease was related to our cost reduction program which resulted in a decrease in personnel and related expenses, facility, and professional services and travel costs, as well as a reduction in bad debt expense.

    Research and development expense decreased 61% to $1,537,000 during the six months needed June 30, 2001 from $3,967,000 in the comparable period ended June 30, 2000. This was due to lower development expenses for Emitasol(R). We expect to fund future clinical trials from our anticipated increased revenues. Should our revenue projections differ from actual results, we would expect our research and development costs to increase or decrease accordingly.

    Depreciation and amortization expenses increased slightly to $1,112,000 during the six months ended June 30, 2001 from $1,093,000 in the comparable period ended June 30, 2000 due to a slight increase in tangible assets.

    In addition, net interest and other income for the current period decreased slightly to $52,000 from the $59,000 in the prior-year period, principally due to a decrease in interest expense offset by a decrease in interest income.

    Net rental income increased to $651,000 for the current period from a net rental expense of $83,000 in the prior year period due to the receipt of a one-time payment for vacating our Hayward facility and the sublease of the entire premises, commencing in May 2001. From July 2000 through April 2001, only a portion of the facility was subleased. Additionally, during the quarter ended June 30, 2000, we incurred expenses associated with the sublease of our Hayward facility.

LIQUIDITY AND CAPITAL RESOURCES

    We have principally funded our activities to date through various issuances of equity securities and to a lesser extent through product sales and collaborative research efforts.

    At June 30, 2001, we had cash, cash equivalents and short-term investments of $6.8 million compared to $8.2 million at December 31, 2000, including a compensating balance of $5.0 million in each period. At June 30, 2001, working capital was $318,000 as compared to working capital of $1.2 million at December 31, 2000. The decrease in working capital was principally due to the loss from operations for the current year.

    For the six months ended June 30, 2001, cash used in operating activities was $3.2 million as compared to $8.2 million for the comparable period in 2000. The decrease was primarily due to the net loss from operations in 2001 improving as compared to the net loss in 2000. In addition, in the six months ended June 30, 2000, we also remitted payments for accrued compensation costs resulting from the acquisition of RiboGene, Inc.

    On April 12, 2001, we issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of common stock. We also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of common stock. On July 30, 2001, Sigma-Tau exercised the warrant. On July 31, 2001 in a separate transaction, we sold an additional 5,279,034 shares of common stock to Sigma-Tau. The cash proceeds from these investments total $6.5 million (see Sigma-Tau Investment), including $4.9 million received subsequent to June 30, 2001.

    On April 30, 2001, we closed a financing that totaled $442,000. This investment came from a group of individual investors. We issued an aggregate of 816,800 shares of common stock and warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of $0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

    As a result of the merger with RiboGene, we assumed $5 million of long-term debt financing with a bank. The note required monthly interest payments, at prime plus 1% (7.0% at June 30, 2001), with the principal payment due at the end of the three-year term (December 2001). The note was collateralized by a perfected security interest in all our unencumbered assets and required that we maintain depository balances. We were also required to comply with financial covenants based on certain ratios. At June 30, 2000, we were not in compliance with at least one such financial covenant. Hence, we reclassified the $5 million note payable from long-term to short-term debt. In November 2000, the $5 million note payable was converted into a $5 million cash secured facility, the financial covenants were removed and the blanket lien on all assets was released.

    We lease four buildings with lease terms ranging from three to fifteen years and annual rent payments for 2001 are estimated to be $1,332,000. Additionally, we have equipment lease commitments with estimated 2001 payments of $96,000. We have subleased our Hayward facility and laboratory equipment under a sublease with a term of six years, representing estimated sublease revenue of $757,000 for 2001. Additionally, we are committed to fund Emitasol(R) development costs up to a maximum of $7 million, of which $4.6 million had been incurred through June 30, 2001, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs. The additional commitment to Shire of $2.4 million requires mutual consent from both Shire and us prior to being spent. At this time, no additional work is currently being performed nor anticipated for the immediate future.


    Based upon funds received from equity financings together with expected sales revenues from our marketed products, we believe we will have sufficient capital to fund our operating requirements at least through the end of 2001. Assuming sales forecasts are met, of which there can be no assurance, we believe we will have enough capital to fund our operating requirements through the end of 2002.

    Our future funding requirements will depend on many factors, including: any expansion or acceleration of our development programs; the results of preclinical studies and clinical trials conducted by us or our collaborative partners or licensees, if any; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and extent of product sales and other factors.

    We may seek additional funds through public or private equity financing or from other sources. Should this occur, there can be no assurance that additional funds can be obtained on desirable terms or at all. We may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time.

SIGMA-TAU INVESTMENT

     On April 12, 2001, we issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million. We also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of common stock. The purchase price of such warrant was $100,000. On July 30, 2001, Sigma-Tau exercised the warrant to purchase these common stock shares for an aggregate purchase price of $1.4 million. In a separate transaction, on July 31, 2001, we sold Sigma-Tau an additional 5,279,034 shares of common stock at $0.663 per share for a total purchase price of $3.5 million. As a result of these transactions, Sigma-Tau and its affiliates now own approximately 28% of the voting power of our issued and outstanding capital stock.

HP ACTHAR(R) GEL ACQUISITION

    On July 31, 2001, we announced that we had signed an agreement with Aventis Pharmaceuticals, Inc. to acquire the worldwide rights to HP Acthar(R) Gel. HP Acthar(R) Gel is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders
(NORD), to treat seriously ill children with a seizure complex, referred to as West Syndrome or infantile spasm, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of "flare".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk at June 30, 2001 has not changed materially from December 31, 2000, and reference is made to the more detailed disclosures of market risk included in our 2000 Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 12, 2001, the Company issued and sold to Sigma-Tau Finance Holding S.A. ("Sigma-Tau") an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million. The Company also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of the Company's common stock. The purchase price of the warrant was $100,000. On July 30, 2001, Sigma-Tau exercised the warrant to purchase these common stock shares for an aggregate purchase price of $1.4 million. In a separate transaction, on July 31, 2001, the Company sold an additional 5,279,034 shares of common stock at $0.663 per share to Sigma-Tau for a total purchase price of $3.5 million. As a result of these transactions, Sigma-Tau and its affiliates now own approximately 28% of the voting power of our issued and outstanding capital stock.

    On April 30, 2001, the Company closed a financing which totaled $442,000. This investment came from a group of individual investors. The Company issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of $0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on May 30, 2001. The following matters received the votes set forth across from them at the meeting:

1. Election of Directors to hold office until the 2002 Annual Meeting of Shareholders

                                                Votes For         Votes Withheld
                                               ----------           ---------
     Charles J. Casamento                      22,734,667           1,720,665
     Robert F. Allnutt                         23,762,628             692,704
     Frank J. Sasinowski                       23,405,050           1,050,282
     Jon S. Saxe                               23,401,100           1,054,232
     John T. Spitznagel                        23,394,900           1,060,432
     Roger G. Stoll                            23,762,928             692,404
     Virgil Thompson                           23,771,753             683,579

2: To approve the possible issuance of 711,811 shares of Company common stock no par value per share, to Sigma-Tau Finance Holding S.A. pursuant to a warrant agreement dated April 5, 2001 exercisable for the aggregate of 2,873,563 shares at a purchase price of $0.522 per share

     For                                       9,846,753
     Against                                   1,334,613
     Abstain                                      17,133

3. To amend the Company's 1992 Employee Stock Option Plan (the "1992 Plan") to increase the number of shares of the Company's common stock authorized for issuance under the 1992 Plan by 5,000,000 shares, from 7,500,000 shares to 12,500,000 shares

     For                                       8,180,028
     Against                                   2,989,695
     Abstain                                      28,776

4. To amend the Company's 1993 Non-Employee Director's Equity Incentive Plan (the "Director's Plan") to increase the aggregate number of shares of the Company's common stock authorized for issuance under the Director's Plan by 500,000 shares from 750,000 shares to 1,250,000 shares

     For                                       8,122,556
     Against                                   3,041,470
     Abstain                                      34,473

5. To approve the Board of Directors' selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

     For                                       24,302,899
     Against                                       51,449
     Abstain                                      100,984

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    4.1 Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.

    (b) Reports on Form 8-K

    A current report on Form 8-K was filed with the Securities and Exchange Commission on April 4, 2001 to announce the agreement with Sigma-Tau to purchase 2,873,563 shares of the Company's common stock at $0.522 per share. Additionally, Sigma-Tau paid $100,000 for a warrant to purchase an additional 2,873,563 shares at $0.522 per share.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            QUESTCOR PHARMACEUTICALS, INC.

                                            By: /s/ Charles J. Casamento
                                               --------------------------
Date:  August 10, 2001                            Charles J. Casamento
                                               Chairman, President & CEO

                                            By: /s/  Michael D. Rose
                                               --------------------------
                                               Acting Chief Accounting Officer
                                               Principal Financial and
                                               Chief Accounting Officer

Date:  August 10, 2001

                                 EXHIBIT INDEX

4.1 Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.