Form 10-Q
period 2001-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2001-11-09
CIK 891288

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

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

                                3260 WHIPPLE ROAD
                              UNION CITY, CA 94587
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700

                                 ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   At November 1, 2001 there were 37,312,770 shares of the Registrant's common stock, no par value, outstanding.

================================================================================

                                                       As filed November 9, 2001

                         QUESTCOR PHARMACEUTICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
           PART I. FINANCIAL INFORMATION
Item 1     Financial Statements and Notes (Unaudited)................................................    3
           Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000..........    3
           Condensed Consolidated Statements of Operations - for the three months and nine
              months ended September 30, 2001 and 2000...............................................    4
           Condensed Consolidated Statements of Cash Flows - for the nine months ended
              September 30, 2001 and 2000............................................................    5
           Notes to Condensed Consolidated Financial Statements......................................    6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.....    9
Item 3     Quantitative and Qualitative Disclosures about Market Risk................................   12

           PART II. OTHER INFORMATION
Item 1     Legal Proceedings.........................................................................   13
Item 2     Changes in Securities and Use of Proceeds.................................................   13
Item 3     Defaults upon Senior Securities...........................................................   13
Item 4     Submission of Matters to a Vote of Security Holders.......................................   13
Item 5     Other Information.........................................................................   13
Item 6     Exhibits and Reports .....................................................................   13
           Signatures................................................................................   14

                         QUESTCOR PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2001            2000
                                                                          -------------   ------------
                                                                           (UNAUDITED)      (NOTE 1)
                                   ASSETS

Current assets:
  Cash and cash equivalents (which includes a compensating balance
    of $5,000) .........................................................    $  9,290        $  6,818
  Short-term investments ...............................................         417           1,333
  Accounts receivable, net of allowance for doubtful accounts of $107
    at September 30, 2001 and $56 at December 31, 2000 .................         858             172
  Inventories ..........................................................         100              56
  Prepaid expenses and other current assets ............................         308             499
                                                                            --------        --------
         Total current assets ..........................................      10,973           8,878
Property and equipment .................................................       1,082           1,427
Goodwill and other intangibles, net ....................................       2,140           3,357
Other assets ...........................................................       1,163           1,307
                                                                            --------        --------
         Total assets ..................................................    $ 15,358        $ 14,969
                                                                            ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................    $  1,001        $    476
  Accrued compensation .................................................         490             392
  Accrued development costs ............................................          --             541
  Other accrued liabilities ............................................         957             798
  Short-term debt and current portion of long-term debt ................       5,419           5,382
  Current portion of capital lease obligations .........................          56              88
                                                                            --------        --------
         Total current liabilities .....................................       7,923           7,677
Long-term debt .........................................................         212             489
Capital lease obligations ..............................................          16              59
Other non-current liabilities ..........................................         799             736
Commitments
Preferred stock, subject to redemption .................................       5,081           5,081
Stockholders' equity:
  Common stock .........................................................      73,077          66,152
  Deferred compensation ................................................         (47)            (71)
  Accumulated deficit ..................................................     (71,617)        (65,486)
  Accumulated other comprehensive income (loss) ........................         (86)            332
                                                                            --------        --------
         Total stockholders' equity ....................................       1,327             927
                                                                            --------        --------
         Total liabilities and stockholders' equity ....................    $ 15,358        $ 14,969
                                                                            ========        ========

                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2001            2000            2001            2000
                                               -------------   -------------   -------------   -------------
Revenues:
  Net product sales ......................       $  1,258        $    559        $  2,930        $  1,581
  Technology revenue .....................             --           1,250              90           1,250
  Contract research and grant revenue ....             59              --             341             207
  Royalty revenue ........................              4              --               9              12
                                                 --------        --------        --------        --------
Total revenues ...........................          1,321           1,809           3,370           3,050

Operating costs and expenses:
  Cost of product sales ..................            369             546           1,008           1,592
  Sales and marketing ....................            738             468           2,216           1,639
  General and administrative .............          1,293           1,490           3,150           4,426
  Research and development ...............            639             639           2,176           4,609
  Depreciation and amortization ..........            547             949           1,659           2,042
                                                 --------        --------        --------        --------
       Total operating costs and
          expenses .......................          3,586           4,092          10,209          14,308
                                                 --------        --------        --------        --------
Loss from operations .....................         (2,265)         (2,283)         (6,839)        (11,258)
Interest and other income (expense), net .            (34)             37              18             102
Rental income, net .......................             38             280             690             192
                                                 --------        --------        --------        --------
Net loss .................................       $ (2,261)       $ (1,966)       $ (6,131)       $(10,964)
                                                 ========        ========        ========        ========

Net loss per common share:
Basic and diluted ........................       $  (0.07)       $  (0.08)       $  (0.21)       $  (0.44)
                                                 ========        ========        ========        ========

Weighted average shares of common
  stock outstanding ......................         34,566          24,771          29,438          24,705
                                                 ========        ========        ========        ========

                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                             ----------------------------
                                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------  -------------
OPERATING ACTIVITIES
Net loss ...................................................    $(6,131)       $(10,964)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation ....................         24              77
  Depreciation and amortization ............................      1,658           2,030
  Deferred rent expense ....................................         78             171
  Loss on the disposal of equipment ........................         50              20
  Non cash gain on sale of technology ......................         --            (500)
Changes in operating assets and liabilities:
  Accounts receivable ......................................       (686)          1,641
  Inventories ..............................................        (44)             26
  Prepaid expenses and other current assets ................        191            (206)
  Accounts payable .........................................        525          (2,064)
  Accrued compensation and employee benefits ...............         98          (1,402)
  Deferred revenue .........................................         --             (45)
  Accrued development costs ................................       (541)           (346)
  Other accrued liabilities ................................        159             486
  Other non-current liabilities ............................        (16)             --
                                                                -------        --------
Net cash flows used in operating activities ................     (4,635)        (11,076)
                                                                -------        --------

INVESTING ACTIVITIES
Proceeds from the maturity of short-term investments, net ..        499           7,298
Proceeds from sale of equipment ............................         37              --
Purchase of property and equipment .........................       (183)            (30)
Decrease in other assets ...................................        144               4
                                                                -------        --------
Net cash flows provided by investing activities ............        497           7,272
                                                                -------        --------

FINANCING ACTIVITIES
Issuance of common stock, net ..............................      6,925             637
Repayment of long-term debt ................................       (240)           (302)
Repayments of capital lease obligations ....................        (75)           (180)
                                                                -------        --------
Net cash flows provided by financing activities ............      6,610             155
                                                                -------        --------
Increase (decrease) in cash and cash equivalents ...........      2,472          (3,649)
Cash and cash equivalents at beginning of period ...........      6,818          10,912
                                                                -------        --------
Cash and cash equivalents at end of period .................    $ 9,290        $  7,263
                                                                =======        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest .....................................    $   359        $    513
                                                                =======        ========

                             See accompanying notes.

                         QUESTCOR PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Questcor Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed on April 30, 2001 with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. MATTERS AFFECTING ONGOING OPERATIONS

   In May 2000, the Company's sole customer for its Neoflo(TM) product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing had a negative impact on the Company's sales and cash flow during calendar year 2000 and first quarter 2001. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate the Company's supply agreement effective that date. In May 2001, the Company closed its Lee's Summit manufacturing facility where the NutraMax product was being produced and is currently in negotiations for the sale of the NeoFlo(TM) product and related assets. Assuming the successful completion of these negotiations at the proposed terms, the Company expects that no loss will be incurred on the disposition of these assets.

   The Company has experienced recurring operating losses since inception. From inception to September 30, 2001, the Company incurred cumulative net losses of approximately $71.6 million. The Company had cash and cash equivalents at September 30, 2001 of $9.3 million (including a compensating balance of $5 million, see Note 6).

   While historical losses have been significant, the Company expects that based upon funds received from equity financings together with expected sales from its marketed products, it will have sufficient capital to fund its operating requirements through the end of 2002. If the Company's sales forecasts are not met, and the Company does not receive additional funding, the existing capital will not be sufficient to fund its operating requirements through the end of 2002.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At September 30, 2001, the Company had cash, cash equivalents and short-term investments of $9,707,000, (including a compensating balance of $5,000,000, see Note 6).

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

4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market and at September 30, 2001 are comprised of finished goods of $100,000.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

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

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. The Company will adopt these statements during the first quarter of fiscal 2002. The Company is currently evaluating the provisions of SFAS 141 and 142 related to $617,000 of unamortized goodwill and workforce at September 30, 2001.

6. NOTE PAYABLE

   In December 1998, RiboGene borrowed $5.0 million pursuant to a long-term note payable to a bank. The note requires monthly interest only payments at prime plus 1.0%. The rate at September 30, 2001 was 7.0 %. In November 2000, the $5.0 million long-term note payable was converted into a $5.0 million cash secured facility. The minimum $5.0 million compensatory balance, which is invested in a certificate of deposit, is included in cash and cash equivalents. The principal is due March 24, 2002 at which time the Company intends to pay the note in full.

7. NET LOSS PER SHARE

   Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at September 30, 2001, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 6,450,437 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and warrants to purchase 1,395,149 shares of common stock.

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

   On April 12, 2001, the Company issued and sold to Sigma-Tau Finance Holding S.A. ("Sigma-Tau") an aggregate of 2,873,563 shares of Company common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million. The Company also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of the Company's common stock. The purchase price of the warrant was $100,000. On July 30, 2001, Sigma-Tau assigned and transferred the warrant to purchase 2,873,563 shares of the Company's common stock to certain majority shareholders of Sigma-Tau (the "Assignees"). On July 30, 2001, the Assignees exercised the warrant in full to purchase these common stock shares for an aggregate purchase price of $1.4 million. On July 31, 2001, in a separate transaction, the Company sold an additional 5,279,034 shares of common stock at $0.663 per share to Sigma-Tau for a total purchase price of $3.5 million. Based upon SEC filings, Sigma-Tau and its affiliates now own approximately 28% of the voting power of the Company's issued and outstanding capital stock.

   On April 30, 2001, the Company closed a financing which totaled $442,000. This investment came from a group of individual investors. The Company issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of $0.64 per share. The warrants are exercisable through April 30, 2006.

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


10. PRODUCT ACQUISITION

   On July 31, 2001, the Company announced that it had signed an Asset Purchase agreement with Aventis Pharmaceuticals Inc. ("Aventis") to acquire the worldwide rights to HP Acthar(R) Gel ("Acthar") as well as inventory and certain assets used to manufacture Acthar. Acthar is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders (NORD), to treat seriously ill children with a seizure complex, referred to as West Syndrome or infantile spasm, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of "flare". The Company paid an upfront fee, has agreed to pay an annual royalty on net sales above a predetermined amount and has agreed to acquire certain remaining inventory at a predetermined price. Aventis has also agreed to supply Acthar at the predetermined price until the earlier of the transfer of the manufacturing process to another vendor or July 27, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Such statements are subject to certain factors, which may cause our results to differ. Factors that may cause such differences include, but are not limited to, our need for additional funding, our ability to obtain sufficient quantities of product from third party manufacturers, uncertainties regarding our intellectual property and other research, development, marketing and regulatory risks, and, our ability to implement our strategy and acquire products and, if acquired, to market them successfully, as well as the risks discussed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2000 and other documents filed with the Securities and Exchange Commission. The risk factors and other information contained in these documents should be considered in evaluating our prospects and future financial performance.

OVERVIEW

   We are a specialty pharmaceutical company that serves the needs of the acute care and critical care hospital markets with our proprietary products. We were founded in 1990 as Cypros Pharmaceutical Corporation, commenced research and development activities in 1991, completed an initial public offering (the "IPO") in November 1992, acquired two FDA approved products, Glofil(TM)-125 and Inulin, in August 1995, and acquired a third FDA approved product, Ethamolin(R), in November 1996. On November 17, 1999, Cypros merged with RiboGene, Inc. to form Questcor Pharmaceuticals, Inc. In July 2001, we acquired HP Acthar(R) Gel, a marketed product used to treat neurological and autoimmune disorders. We have sustained an accumulated deficit of $71.6 million from inception through September 30, 2001. While these historical losses are significant, based upon funds received from equity financings together with expected sales revenues from our marketed products, we believe we will have sufficient capital to fund our operating requirements at least through the end of 2002. If sales forecasts are not met, and we do not receive additional funding, the existing capital will not be sufficient to fund our operating requirements through the end of 2002. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our clinical testing, the timing of certain expenses, the establishment of strategic alliances and corporate partnering.

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

   In June 2001, we signed a Letter of Understanding with Fabre Kramer Pharmaceuticals, Inc. ("Fabre Kramer") of Houston, TX, to jointly pursue the worldwide development and commercialization of Hypnostat(TM) (intranasal triazolam) for insomnia and Panistat(TM) (intranasal alprazolam) for panic disorders, two of our product candidates. The Letter of Understanding anticipates the formation of a joint venture, with funding of all joint venture development costs by Fabre Kramer.

   In July 2001, we signed an agreement with Aventis Pharmaceuticals Inc. to acquire the worldwide rights to HP Acthar(R) Gel ("Acthar"). Acthar is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders (NORD), to treat seriously ill children with a seizure complex, referred to as West Syndrome or infantile spasm, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of "flare". In September 2001 we began shipments of Acthar.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared with the three months ended September 30, 2000:

   During the third quarter ended September 30, 2001, we incurred a net loss of $2,261,000 (or $0.07 per share) compared with a loss of $ 1,966,000 (or $0.08 per share) for the quarter ended September 30, 2000.

   During the quarter ended September 30, 2001 product revenue increased 125% to $1,258,000 from $559,000 over the comparable quarter ended September 30, 2000. The increase was due in part to higher sales of existing products (Ethamolin(R), Glofil(TM)-125 and Inulin) and the introduction of Acthar in September 2001, offset by a decrease in revenue from Neoflo which was discontinued in April 2001.

   Total revenues of $1,321,000 for the quarter ended September 30, 2001 decreased 27% from the $1,809,000 reported in the comparable period in the prior year principally due to the inclusion of a one-time technology fee of $1,250,000 for the sale of our antiviral research to Rigel Pharmaceuticals, Inc., in the quarter ended September 2000.

   Cost of product sales decreased to $369,000 during the quarter ended September 30, 2001 versus $546,000 in the comparable quarter ended September 30, 2000. These costs decreased while product sales increased by 125% due to a reduction in overhead and material costs associated with the manufacturing of Neoflo(TM) and improved gross margins over the comparable prior year period. Gross margin on product sales in the quarter ended September 30, 2001 was 71% as compared with 2% in the prior year quarter.

   Sales and marketing expense increased 58% to $738,000 during the quarter ended September 30, 2001 from $468,000 in the comparable quarter ended September 30, 2000. The increase is primarily due to salary and other costs associated with the expansion of our sales force in late 2000 from seven to twelve sales representatives. We do not expect sales and marketing expenses to increase appreciably through the end of 2001 nor to increase appreciably as a percentage of revenue in 2002.

   General and administrative expense decreased 13% to $1,293,000 during the quarter ended September 30, 2001 from $1,490,000 in the comparable quarter ended September 30, 2000. This decrease is principally a result of lower professional fees, insurance expense, and personnel related costs, partially offset by an increase in legal fees incurred as the result of the acquisition of Acthar.

   Research and development expense remained constant at $639,000 during the quarter ended September 30, 2001 versus $639,000 in the comparable quarter ended September 30, 2000. We expect to fund future clinical trials and additional research and development from our anticipated revenues. Should our revenue projections differ from actual results, we would expect our research and development costs to increase or decrease accordingly.

   Depreciation and amortization expense decreased 42% to $547,000 during the quarter ended September 30, 2001 from $949,000 in the comparable quarter ended September 30, 2000. This decrease is primarily due to an additional charge of $303,000 to depreciation during the third quarter of 2000 in order to reflect a change in the estimated useful life of certain laboratory and manufacturing equipment.

   Interest expense exceeded interest income by $34,000 during the quarter ended September 30, 2001, compared with net interest income of $37,000 in the comparable quarter ended September 30, 2000, primarily due to a lower return on invested cash.

   Net rental income decreased to $38,000 during the quarter ended September 30, 2001 from $280,000 in the comparable quarter ended September 30, 2000, primarily due to the complete sublease of the Hayward facility, for which all related costs are now classified in rental income.

Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000:

   During the nine months ended September 30, 2001, we incurred a loss of $6,131,000 (or $0.21 per share) compared with a loss of $10,964,000 (or $0.44 per share) for the nine months ended September 30, 2000.

   During the nine months ended September 30, 2001 product revenue increased 85% to $2,930,000 from $1,581,000 over the comparable period ended September 30, 2000. The increase was due in part to higher sales of existing products (Ethamolin(R), Glofil(TM)-125 and Inulin) and the introduction of HP Acthar(R) Gel in September 2001, offset by a decrease in revenue from Neoflo(TM) which was discontinued in April 2001.

   Total revenues of $3,370,000 for the nine months ended September 30, 2001 increased 10% from the $3,050,000 in the comparable period in the prior year. This was principally due to increased product sales, partially offset by a one-time technology fee of $1,250,000 for the sale of our antiviral research to Rigel Pharmaceuticals, Inc. in the comparable period ended September 30, 2000.

   Cost of product sales decreased 37% to $1,008,000 during the nine months ended September 30, 2001 from $1,592,000 in the comparable period ended September 30, 2000. These costs decreased while product sales increased by 85% due to a reduction in overhead and material costs associated with the manufacturing of Neoflo(TM) and improved gross margins over the comparable prior year period. Gross margin on product sales in the nine months ended September 30, 2001 was 66%, while the cost of product sales exceeded product revenues by $10,000 in the prior year period.

   Sales and marketing expense increased 35% to $2,216,000 during the nine months ended September 30, 2001 from $1,639,000 in the comparable period ended September 30, 2000. The increase is principally due to salary and recruiting costs associated with the expansion of the sales force from seven to twelve sales representatives and expenses for promotional activities and related materials.

   General and administrative expense decreased 29% to $3,150,000 during the nine months ended September 30, 2001 from $4,426,000 in the comparable period ended September 30, 2000. This decrease is principally a result of lower professional fees, legal fees, bad debt expense and personnel related costs. In the nine months ended September 30, 2000, we took a charge of $175,000 for the settlement of the A.R. Baron litigation.

   Research and development expense decreased 53% to $2,176,000 during the nine months ended September 30, 2001 from $4,609,000 in the comparable period ended September 30, 2000. This was principally due to lower clinical and development expenses for Emitasol(R).

   Depreciation and amortization expense decreased 19% to $1,659,000 during the nine months ended September 30, 2001 from $2,042,000 in the comparable period ended September 30, 2000, due to an additional charge of $303,000 to depreciation in order to reflect a change in the estimated useful life of certain laboratory and manufacturing equipment.

   Net interest and other income for the period ended September 30, 2001 decreased 83% to $18,000 from $102,000 in the prior-year period, principally due to a lower return on invested cash, partially offset by reduced interest expense.

   Net rental income increased to $690,000 during the nine months ended September 30, 2001 from $192,000 in the comparable period ended September 30, 2000 due to the receipt of a one-time payment for vacating our Hayward facility and the sublease of the entire premises, commencing in May 2001. From July 2000 through April 2001, only a portion of the facility was subleased. Additionally, during the nine months ended September 30, 2000, we incurred expenses associated with the sublease of our Hayward facility.

LIQUIDITY AND CAPITAL RESOURCES

   We have principally funded our activities to date through various issuances of equity securities and to a lesser extent through product sales and collaborative research efforts.

   At September 30, 2001, we had cash, cash equivalents and short-term investments of $9.7 million compared with $8.1 million at December 31, 2000, including a compensating balance of $5.0 million in each period. At September 30, 2001, working capital was $3.1 million, compared with $1.2 million at December 31, 2000. The increase in working capital was principally due to the Sigma-Tau investments made in 2001. This increase was partially offset by the loss from operations for the current year.

   For the nine months ended September 30, 2001, cash used in operating activities was $4.6 million as compared with $11.1 million for the comparable period in 2000, a decrease of 58%. The decrease was primarily due to the net loss from operations in 2001 improving as compared with the net loss in 2000. In addition, in the nine months ended September 30, 2000, we also remitted payments for accrued compensation costs resulting from the acquisition of RiboGene, Inc.

   On April 12, 2001, we issued and sold to Sigma-Tau Finance Holding S.A. ("Sigma-Tau") an aggregate of 2,873,563 shares of common stock. We also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of common stock. On July 30, 2001, Sigma-Tau assigned and transferred the warrant to purchase 2,873,563 shares of our common stock to certain majority shareholders of Sigma-Tau (the "Assignees"). On July 30, 2001, the Assignees exercised the warrant in full. On July 31, 2001, in a separate transaction, we sold an additional 5,279,034 shares of common stock to Sigma-Tau. The cash proceeds from those investments total $6.5 million (see Sigma-Tau Investment).

   On April 30, 2001, we closed a financing that totaled $442,000. This investment came from a group of individual investors. We issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of $0.64 per share. The warrants are exercisable through April 30, 2006.

   As a result of the merger with RiboGene, we assumed $5.0 million of long-term debt financing with a bank. The note requires monthly interest only payments at prime plus 1.0%. The rate at September 30, 2001 was 7.0 %. The principal is due on March 24, 2002 at which time we intend to pay the note in full. In November 2000, the $5.0 million long-term note payable was converted into a

$5.0 million cash secured facility. The minimum $5.0 million compensatory balance, which is invested in a certificate of deposit, is included in cash and cash equivalents.

   We lease four buildings with lease terms ranging from three to fifteen years and annual rent payments for 2001 are estimated to be $1,332,000. Additionally, we have equipment lease commitments with estimated 2001 payments of $96,000. We have subleased our Hayward research facility and laboratory equipment under a sublease with a term of six years, representing estimated sublease revenue of $757,000 for 2001.

   Based upon funds received from equity financings together with expected sales revenues from our marketed products, we believe we will have sufficient capital to fund our operating requirements at least through the end of 2002. If sales forecasts are not met, and we do not receive additional funding, the existing capital will not be sufficient to fund our operating requirements through the end of 2002.

   Our future funding requirements will depend on many factors, including: the timing and extent of product sales, our ability to receive product timely from our contract manufacturers, any expansion or acceleration of our development programs; the acquisition and licensing of products, technologies or compounds, if any; the results of preclinical studies and clinical trials conducted by us or our collaborative partners or licensees, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; and other factors.

   We may seek additional funds through public or private equity financings or from other sources. Should this occur, there can be no assurance that additional funds can be obtained on desirable terms or at all. We may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time.

SIGMA-TAU INVESTMENT

   On April 12, 2001, we issued and sold to Sigma-Tau an aggregate of 2,873,563 shares of common stock. The purchase price was $0.522 per share, for an aggregate purchase price of $1.5 million. We also sold a warrant to Sigma-Tau to purchase an additional 2,873,563 shares of common stock. The purchase price of the warrant was $100,000. On July 30, 2001, Sigma-Tau assigned and transferred the warrant to purchase 2,873,563 shares of our common stock to certain majority shareholders of Sigma-Tau (the "Assignees"). On July 30, 2001, the Assignees exercised the warrant in full to purchase these common stock shares for an aggregate purchase price of $1.4 million. On July 31, 2001, in a separate transaction, we sold an additional 5,279,034 shares of common stock at $0.663 per share to Sigma-Tau for a total purchase price of $3.5 million. Based upon SEC filings, Sigma-Tau and its affiliates now own approximately 28% of the voting power of our issued and outstanding capital stock.

HP ACTHAR(R) GEL ACQUISITION

   In July 2001, we signed an Asset Purchase agreement with Aventis Pharmaceuticals Inc. ("Aventis") to acquire the worldwide rights to HP Acthar(R) Gel ("Acthar") as well as inventory and certain assets used to manufacture Acthar. Acthar is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders
(NORD), to treat seriously ill children with a seizure complex, referred to as West Syndrome or infantile spasm, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of "flare". We paid an upfront fee, agreed to pay an annual royalty on net sales above a predetermined amount and agreed to acquire certain remaining inventory at a predetermined price. Aventis has also agreed to supply Acthar at the predetermined price until the earlier of the transfer of the manufacturing process to another vendor or July 27, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk at September 30, 2001 has not changed materially from December 31, 2000, and reference is made to the more detailed disclosures of market risk included in our 2000 Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5. OTHER INFORMATION

   In July 1998, we granted to Roberts Pharmaceuticals (which subsequently was acquired by Shire Pharmaceuticals Group plc) an option to acquire an exclusive license to market Emitasol(R) in North America. That option expired in July 2001. While Shire agrees the option has expired and that the Emitasol(R) data should be returned to Questcor, we now disagree with Shire over the scope of the data and rights to be returned to us as a result of expiration of the option. In addition, Shire claims that we are obligated to reimburse approximately $348,000 of development costs. We believe that we are not obligated to pay such amount. We are no longer discussing with Shire a future collaboration on Emitasol(R), and there may also be other disputes arising out of this relationship. We can offer no assurance regarding the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None

   (b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        QUESTCOR PHARMACEUTICALS, INC.

                                        By:      /s/ Charles J. Casamento
                                           -------------------------------------
Date: November 9, 2001                               Charles J. Casamento
                                                  Chairman, President & CEO

                                        By:      /s/ Timothy E. Morris
                                           -------------------------------------
Date: November 9, 2001                               Timothy E. Morris
                                                  Principal Financial and
                                                  Chief Accounting Officer