Form 10-K
period 2001-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2002-03-19
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20772

Questcor Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

California	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3260 Whipple Road Union City, California	94587
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 400-0700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

     Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of March 15, 2002 the Registrant had 38,228,005 shares of Common Stock, no par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $46,305,102* based upon the last sales price of the Registrant’s Common Stock reported on the American Stock Exchange.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrants Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated by reference into Part III of this Report.

*	Excludes 12,359,233 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent of the shares outstanding on March 15, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I.

Item 1.     Business of Questcor

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Questcor’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 “Business of Questcor,” including without limitation “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed in any documents incorporated by reference herein or therein. When used in this annual report, the terms “Questcor,” “Company,” “we,” “our,” “ours” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

      We are an integrated specialty pharmaceutical company focused on the development, acquisition, and marketing of acute care and critical care hospital/ specialty pharmaceutical and related healthcare products. We currently market four products through our internal sales force in the U.S. We expect to launch a fifth product in the U.S. in the first half of 2002, and we market a sixth product in Italy through a strategic partner. Our current products target pediatric neurologists, gastroenterologists, nephrologists, transplant centers and nuclear medicine centers.

      On November 17, 1999, Questcor, formerly Cypros Pharmaceutical Corporation, completed a merger with RiboGene, Inc. (“RiboGene”) and subsequently changed its name to Questcor Pharmaceuticals, Inc. Under the terms of the merger agreement, each share of RiboGene common stock was exchanged for 1.509 shares of our common stock and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of our Series A preferred stock. In conjunction with the November 1999 acquisition of RiboGene, we changed our fiscal year end from July 31 to December 31. Since the completion of the merger, we have focused our resources on:  i) acquiring new products, ii) increasing the sales of our existing products, and iii) out-licensing and partnering our research and development stage products. During 2001, we completed our transition from operating as essentially two independent companies to emerge as a specialty pharmaceutical company focused on the sales and marketing of our branded products.

      We currently market four products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that helps patients with infantile spasm, or West Syndrome; Ethamolin®, an injectable drug used to treat esophageal varices that have recently bled; and GlofilTM-125 and Inulin in Sodium Chloride, which are both injectable agents that assess kidney function by measuring glomerular filtration rate. Additionally, we earn royalties from our strategic partner, Crinos Industria Farmacobiologica S.p.A. (“Crinos”), on sales in Italy of Pramidin®, an intranasal form of metoclopramide for the treatment of various gastrointestinal disorders. We recently acquired the U.S. rights to market VSL#3TM, a patented probiotic. We intend to market VSL#3TM as a dietary supplement, to promote normal gastrointestinal function. We intend to begin sales of VSL#3TM in the first half of 2002.

      Consistent with our efforts to focus on sales and marketing, we have reduced spending on research and development. Accordingly, we have entered into several agreements with pharmaceutical and biotechnology companies to further the development of certain technology acquired from RiboGene. In January 2002, we signed a revised Letter of Understanding with Fabre Kramer Pharmaceuticals (“Fabre Kramer”), which anticipates a license agreement whereby Fabre Kramer will manage and provide funding for the clinical development programs for HypnostatTM (an intranasal triazolam for insomnia) and PanistatTM, (an intranasal alprazolam for panic disorders). Our antifungal drug discovery program has been partnered with Tularik, Inc., of South San Francisco, CA; our antiviral drug discovery program has been partnered with Rigel Pharmaceuticals, Inc. of South San Francisco, CA; and our antibacterial program has been partnered with Dainippon Pharmaceuticals Co., Ltd. of Osaka, Japan.

      During 2001, we sold an aggregate of 11,666,160 shares of common stock and a warrant to purchase an additional 1,800,000 shares of common stock for $7.8 million to Sigma-Tau Finance Holding S.A. and certain affiliates of Sigma-Tau (“Sigma-Tau”). On December 11, 2001, we received $1.26 million, $960,000 for the purchase of 640,000 shares of common stock at $1.50 per share, and $300,000 for the purchase of the above-mentioned warrant to purchase an additional 1,800,000 shares of common stock from the principal stockholders of Sigma-Tau. We issued the common stock for the December transaction in February 2002. Additionally, we entered into an agreement with Sigma-Tau and its affiliates to limit Sigma-Tau’s purchases of our common stock on the open market to 2,000,000 shares through July 2003. Based on the purchases Sigma-Tau has made directly from us and information provided to the Securities and Exchange Commission (the “SEC”), Sigma-Tau and their affiliates own approximately 30% of our outstanding voting stock as of December 31, 2001. Assuming Sigma-Tau exercises its warrant in full, they would own approximately 34% (including the 640,000 shares of common stock issued in February 2002) of our outstanding common stock as of December 31, 2001.

      On March 15, 2002, in two separate transactions, we issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. We will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). At the end of the term of the debenture, under certain circumstances, we have the option to repay the principal in stock and, under certain circumstances, we can also redeem the debenture for cash prior to maturity. The debentures mature on March 15, 2005. In conjunction with this transaction, we issued warrants to both the institutional investor and Sigma-Tau to acquire an aggregate of 1,518,988 shares of common stock at an exercise price of $1.70 per share. Both warrants expire on March 15, 2006. Assuming the conversion and exercise of the above-mentioned debenture and warrant by Sigma-Tau and assuming the exercise of all other outstanding warrants held by Sigma-Tau, Sigma-Tau would own approximately 38% of our outstanding common stock as of March 15, 2002.

      As of December 31, 2001, we had $10.2 million of cash on hand. On January 18, 2002, we paid our outstanding $5 million note and reduced our cash balance accordingly. Based on our internal forecasts and projections, we believe that our cash on hand at December 31, 2001, together with the $4.0 million of cash raised through the issuance of the above-mentioned convertible debentures and the cash to be generated through the expected sale of our products, will be sufficient to fund operations through December 31, 2002.

      We have rights to the following registered trademarks: HP Acthar® Gel and Ethamolin®. We also have the following unregistered trademarks: GlofilTM-125, MigrastatTM, EmitasolTM, HypnostatTM, PanistatTM, CeresineTM, CordoxTM, DermafloTM, NeofloTM, and SildafloTM. VSL#3TM is owned by VSL Pharmaceuticals, Inc. Pramidin® is owned by Crinos Industria Farmacobiologica SpA. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder.

Strategy

      Our overall objective is to acquire and market acute care and critical care hospital/specialty pharmaceutical and related healthcare products. Our strategy includes acquiring marketed or near-to-market products that complement existing products and, where appropriate, forming corporate alliances to facilitate and fund the clinical development of our drug candidates.

      Our operating objectives include: (1) building a strong hospital/ specialty market-oriented sales, marketing and distribution capability to increase and support sales of our products currently being marketed as well as new complementary products which we may acquire in the future; (2) acquiring marketed products to leverage our existing sales, marketing and distribution infrastructure; and (3) building a sustainable cash flow by reducing our overall cash consumption or “burn” rate. Consistent with our strategy, we acquired Acthar from Aventis Pharmaceuticals Inc. (“Aventis”), in July 2001. We began commercial shipment of Questcor-labeled Acthar to drug wholesalers in September 2001. For the year ended December 31, 2001, we had $2.1 million in revenues from Acthar. We also acquired the rights to market VSL#3, a patented probiotic, from VSL Pharmaceuticals, Inc. (“VSL”), in December 2001. VSL is owned in part by the principal shareholders of Sigma-Tau. We expect to launch VSL#3 in the first half of 2002.

Acquisition of Approved Pharmaceutical Products for Promotion by Sales Force

      We have built a sales, marketing, and distribution capability that is adequate to support and increase our sales of currently marketed products. We are looking to acquire additional hospital/ specialty based products currently on the market, that are available to be licensed or purchased. Products to be considered for acquisition would have to be complementary to our existing products, synergistic with promotional efforts currently being undertaken by our sales force, and contribute to our gross margins. There is no assurance we will be able to acquire such products or that, if acquired, they will be profitable. As of December 31, 2001, we had a group of 20 sales and marketing professionals to sell and promote our products in the hospital/specialty market.

Strategic Alliances and Corporate Partnering

      An important part of our strategy includes the development of strategic alliances for out-licensing our currently marketed products to other world markets and the corporate partnering of our drug candidates in various stages of clinical development. Through agreements with other companies, we have acquired five marketed products: Acthar, Ethamolin, Glofil-125, Inulin and VSL#3.

      To expand the sales of Emitasol (marketed as Pramidin in Italy) worldwide, we have entered into marketing and distribution agreements with the following:

Company	Headquarters	Territory

Crinos Industria Farmacobiologica SpA	Como, Italy	Italy
CSC Pharmaceuticals Handels GmbH	Vienna, Austria	Austria, Poland, the Czech Republic, Bulgaria, Russia, Hungary, the Slovak Republic, Romania, and the remaining Community of Independent States
Ahn-Gook Pharmaceuticals	Seoul, South Korea	South Korea
Laboratorios Silesia S.A.	Santiago, Chile	Chile

We have received some upfront payments and, in certain cases, may receive milestone payments if our partners receive approval to market products in their territories. To date, Pramidin is only marketed in Italy. We receive royalties on sales of Pramidin by Crinos Industria Farmacobiologica SpA (“Crinos”). Royalty revenue has not been significant and we do not believe royalty revenue will increase in the future. CSC Pharmaceuticals Handels GmbH (“CSC”), has received approval to market Pramidin in Poland and the Czech Republic, but it has not begun to market the product. When and if CSC decides to begin selling Pramidin in these territories, we do not believe the royalty revenue will be significant.

      Consistent with our objective of de-emphasizing our research and development stage projects, we have entered into various agreements to out-license certain anti-infective drug discovery programs as follows:

Company	Headquarters	Project

Dainippon Pharmaceuticals Co., Ltd.	Osaka, Japan	Antibacterial Drug Discovery
Tularik, Inc.	South San Francisco, CA	Antifungal Drug Discovery
Rigel Pharmaceuticals, Inc.	South San Francisco, CA	Antiviral Drug Discovery

We received some upfront payments for these programs and will receive milestone and royalty payments if the compounds covered by these agreements advance through clinical development and eventually into sales. Although we retain some information rights to these programs, we do not control their progress. We have discontinued research and development on all remaining anti-infective programs. We retain certain patents and other intellectual property on these and other drug discovery programs. We are required to pay certain legal fees and patent expenses in order to maintain ownership of this intellectual property. Legal fees and patent expenses may be significant and there can be no assurance that we will ever recognize any value from these expenditures. We may seek to out-license some or all of our intellectual property in this area or a selection of compounds for development and resultant potential milestones. Additionally, royalty payments from these agreements may not be received for several years, if ever. There can be no assurance that compounds covered by these agreements will ever advance through to commercialization or that we will ever receive any future payments under these agreements.

      We intend to out-license to appropriate partners in certain geographic areas the marketing and distribution rights to Emitasol (intranasal metoclopramide) for the treatment of gastrointestinal disorders including delayed onset emesis. In July 2001, the exclusive option to develop and market Emitasol in North America, held by Shire Pharmaceuticals Group plc, had expired. We intend to seek a corporate partner to continue the development of Emitasol in North America. Until such corporate partner is found, we do not expect to incur any significant expense related to the development of Emitasol in North America except legal fees, patent expenses and minimum royalty payments. We currently have four licensing agreements for the marketing of Emitasol in the following territories: Italy, Austria, Poland, Czech Republic, Russia, Hungary, Slovak Republic, South Korea and Chile. It is our goal to enter into more licensing agreements in the future in other countries.

Marketed Pharmaceutical and Related Healthcare Products

      Our marketed products as of December 31, 2001 include: Acthar, which was acquired in July 2001, Ethamolin, which was acquired in November 1996, and Glofil-125 and Inulin, which were acquired in August 1995. We intend to begin marketing VSL#3 during the first half of 2002.

      Acthar. In July 2001, we signed an agreement with Aventis to acquire the worldwide rights to Acthar. Acthar is a corticotropin product that had previously been made available to patients as part of a special program administered by the National Organization for Rare Disorders (“NORD”), to treat seriously ill children with a seizure complex, referred to as infantile spasm, or West Syndrome, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of flare.

      Due to limited production of Acthar and the resulting limited availability of the product over the past few years, distribution had been tightly controlled by Aventis through the NORD limited access program. Under this program approximately 10,000 vials of Acthar were made available to patients in 2001. Following the acquisition of Acthar in July 2001, we began shipping the product to drug wholesalers at the end of the third quarter. We are able to support general market distribution since Acthar is now back in full production. As part of our agreement, Aventis has agreed to manufacture and supply Acthar through July 2002 at a fixed price per vial. A formal manufacturing agreement has not yet been executed. Failure to complete this manufacturing agreement may adversely affect our ability to obtain an adequate supply of Acthar, which in turn would impact future revenues. We are in the process of securing a new manufacturer for the production of the active pharmaceutical ingredient (the “API”) in Acthar and also the production of the finished product. We have identified several potential third party contract manufacturers for the API and finished product. We believe that existing supplies of the API, coupled with our existing relationship with Aventis, should ensure adequate supply of Acthar through 2002 based on our internal sales forecast. However, there can be no assurance that the existing inventory of the API will be sufficient to meet our demand beyond 2002, or that we will be able to enter into agreements with third party manufacturers to supply Acthar, or if these agreements are entered into that the third party manufacturers will be able to supply Acthar. Additionally, under our current arrangement, Aventis has agreed to supply Acthar at a fixed price per vial through July 2002. There can be no assurance, even if we are able to secure an adequate supply of the API and enter into an agreement for the production of the finished product, that the cost of the API and the finished product will not increase substantially.

      Based on information received by us from NORD and the previous distributor of Acthar, we estimate that approximately 1,600 patients annually were allowed access to Acthar over the past four years of the Aventis limited access program. We believe, through internal forecasts, that the re-introduction of Acthar into normal distribution channels could open access to more patients suffering from various autoimmune disorders who may be helped by Acthar. Through NORD, we maintain a program to provide vials of Acthar free of charge to patients who cannot otherwise afford the drug. During the fourth quarter of 2001, we estimate approximately 100 patients were referred to the free access program.

      Ethamolin. End stage liver disease, also known as hepatic cirrhosis, results in approximately 26,000 deaths annually. Hepatic cirrhosis promotes the formation of esophageal varices through development of portal hypertension. When portal venous blood pressure rises, the varicosities that develop may cause life threatening upper gastrointestinal hemorrhage and are associated with a high mortality rate. At least 33,000 patients in the U.S. have either actively bleeding esophageal varices or esophageal varices that are at imminent risk of bleeding.

      Early and effective treatment of esophageal varices to achieve hemostasis is essential to a favorable outcome in a bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin is the only sclerotherapy agent approved by the Food and Drug Administration (“FDA”) for the treatment of esophageal varices that have recently bled. There is strong competition from band ligation, a form of surgery, but we believe that Ethamolin is the only sclerosant that is actively promoted at this time. We estimate Ethamolin to have 18% (on a mL basis), of the total sclerosant market share, at this time.

      Glofil-125 and Inulin. Kidney disease afflicts more than 8.3 million persons in the U.S. and is increasing primarily due to an increase in diabetes mellitus, hypertension and glomerulonephritis cases. Kidney disease results in over $15 billion annually in healthcare costs in the U.S. The market includes 700,000 persons with severe kidney diseases, 13,500 persons receiving kidney transplants annually, and an additional 50,000 persons awaiting kidney transplants. The measurement of kidney function, glomerular filtration rate or (“GFR”) is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by creatinine clearance. These diagnostic assays may overestimate kidney function by as much as 100% in some patients. We believe that the use of renal filtration markers, such as Glofil-125 or Inulin, offer a more accurate and direct means of determining GFR, and thereby result in better clinical decision making.

      Glofil-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrology, transplant, oncology and nuclear medicine departments at major medical centers are the primary users of these products. Glofil-125 is an injectable radioactive diagnostic agent, which provides rapid information on GFR with great accuracy. Inulin is a non-radioactive injectable diagnostic agent, which provides a measure of GFR.

      We believe that there is an opportunity for increased utilization of Glofil-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost; however, both methods may significantly overestimate kidney function in the estimated 700,000 patients with severe renal disease. The utility of Glofil-125 has been established in published clinical studies as being a more direct, accurate measure of kidney function, yielding much more reliable results than serum creatinine or creatinine clearance tests. This improved accuracy can be essential in monitoring disease progression, and implementing appropriate interventions and assessing the degree of success of kidney grafts post transplant. We believe that as new interventional therapies emerge, such as the use of ACE inhibitors to slow down disease progression and the Modification of Diet in Renal Disease (“MDRD”), for the treatment of early stage renal disease, the use of Glofil-125 will take on much greater importance; however, at this point, most early stage patients are not felt to require this degree of accuracy in the determination of renal function.

      Glofil-125 has also been used in clinical trials administered by the National Institutes of Health (“NIH”). Use of Glofil-125 in clinical trials can provide the trial administrators an accurate measure of kidney function and show the effects of the drug being studied on normal kidney function. Glofil-125 has been included in several recent clinical trials administered by the NIH. One of these trials ended in the third quarter of 2001. We plan to promote the use of Glofil-125 to the NIH and to large pharmaceutical companies for use in clinical trials as a means of detecting kidney toxicity and measuring overall kidney function. Although we believe that Glofil-125 may be used in clinical trials in the future, there can be no assurance that

Glofil-125 will be included in any clinical protocol or, if it is included, that we will receive significant revenues from the future sales of Glofil-125.

      The biggest impediment to the growth in the sales of Glofil-125 is the lack of availability of the test to practicing clinicians. Routine testing with Glofil-125 requires dedicated laboratory facilities and trained technicians. Our promotional efforts are focused on establishing testing sites in all major market areas in the U.S. We are not aware of any new diagnostic agents that would pose a competitive threat to Glofil-125.

      Inulin, which is also sold by us, is an alternative agent for GFR measurement. However, the preparation and use of Inulin is time consuming and it does not provide the practical advantages of Glofil-125. The use of and demand for Inulin is relatively limited. We do not expect revenues from the sale of Inulin to increase in the future.

      VSL#3. We have acquired the U.S. marketing rights for VSL#3, a patented probiotic preparation of eight live freeze-dried lactic acid bacterial species. Probiotics are living organisms in foods and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. We intend to market VSL#3 in the first half of 2002, as a dietary supplement to promote normal GI function.

      VSL#3 is also being studied for use as a biological product to treat a number of Inflammatory Bowel Diseases (“IBDs”). IBD is one of the most common chronic gastrointestinal illnesses and consists mainly of two conditions — ulcerative colitis and Crohn’s disease. It is estimated that almost one million Americans have IBD, with roughly 50% due to ulcerative colitis and 50% due to Crohn’s disease. About 25-40 % of ulcerative colitis patients eventually must have their colon removed because of massive bleeding, severe illness, rupture of the colon, or risk of cancer. A number of surgeries may be performed for ulcerative colitis. One such procedure, which is becoming increasingly common for ulcerative colitis, is ileal pouch anal anastomosis (“IPAA”) surgery. This operation allows the patient to have relatively normal bowel movements because it preserves part of the rectum. The major long-term complication that occurs as a result of this surgery is pouchitis. Pouchitis is the non-specific inflammation of the ileal reservoir that appears to be associated with bacterial overgrowth and dysbiosis. Studies have found that probiotics are effective in preventing flare-ups of chronic pouchitis.

      In a specific study regarding chronic pouchitis, conducted by Gionchetti, et al, and discussed in the U.S. peer-reviewed clinical Journal of Gastroenterology and Hepatology, 15:489-493 (2000), VSL#3 has been effective in preventing chronic pouchitis. In this study, the efficacy of VSL#3 was compared with a placebo in 40 patients who had undergone the IPAA surgical procedure and had achieved clinical and endoscopic remission from chronic pouchitis after antibiotic treatment. Of the 20 patients who received the placebo, all had a relapse of pouchitis during the nine-month study period. Of the patients that received VSL#3, 85% were still in remission at nine months post-treatment. No side effects were observed from the treatment with VSL#3.

      VSL#3 has received Orphan Drug designation from the Office of Orphan Products Development at FDA for two indications: (1) the treatment of active chronic pouchitis, and (2) the prevention of disease relapse in patients with chronic pouchitis. Orphan Drug designation applies to diseases and disease states with a prevalence of less than 200,000 patients in the U.S. Orphan Drug designation confers certain protection such as market exclusivity for seven years once the product has been approved. For VSL and us to take advantage of this designation, VSL#3 would have to be approved as a new biological product by the FDA. The process to file for approval would require additional clinical trial work as well as a significant amount of manufacturing validation. This could take years and may cost several hundred thousands of dollars to complete. We do not control the clinical development strategy for VSL#3. There can be no assurance that VSL#3 will be studied in additional clinical trials or that it will ever enjoy the benefits of this Orphan Drug designation.

      We believe the emerging role for probiotics in the management of patients with IBD offers an attractive market opportunity for VSL#3 while at the same time effectively complements the current promotion of Ethamolin to this same group of gastroenterologists.

Discontinued Product Line

Neoflo

      In November 1997, we acquired the Dermaflo technology, a patented topical drug delivery system, from Enquay, Inc. for a combination of cash and royalties on net sales. The technology is a polymer matrix system that can store a variety of different drugs and release them at a desired rate over an extended period of time so that optimal clinical response is obtained. Included in the assets acquired were the products Neoflo, a triple antibiotic over-the-counter wound care product, and Sildaflo, a potential prescription burn care product, and required manufacturing equipment.

      We had a multi-year agreement with NutraMax Products, Inc. (“NutraMax”), a leading supplier of first aid and wound care products, under which we were supplying Neoflo, a proprietary triple antibiotic product using the Dermaflo technology, to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax had the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement called for us and NutraMax to jointly develop several new products using the Dermaflo technology and to share the development expense and profits from future sales. We began shipping the product to NutraMax in March 1999. In May 2000, NutraMax filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing had a negative impact on our sales and cash flow during calendar year 2000 and first quarter of 2001. Approximately $190,000 of our sales to NutraMax was included in the unsecured creditors class and was subject to a reduced payment. Of this amount, only $19,000 was recovered. In February 2001, NutraMax’s plan of reorganization was approved by the Bankruptcy Court. When NutraMax emerged from Chapter 11, NutraMax further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective on that date. The NutraMax product was manufactured in our facility in Lee’s Summit, Missouri. Since the Dermaflo business is not strategically important to us and since the investment needed to build the business into a profitable venture is substantial, in May 2001 we ceased our manufacturing operations at Lee’s Summit after completion of the remaining orders for NutraMax.

      In May 2001, we closed our Lee’s Summit facilities and discontinued any work using the Dermaflo technology. During the remainder of 2001, we had been in discussion with Franklin Pharmaceuticals Inc. (“Franklin”), an entity owned by a former employee who ran the Lee’s Summit facility. We had an agreement in principle with Franklin to acquire the rights to the Dermaflo technology and to sublease the Lee’s Summit facility and the equipment necessary to manufacture products using the Dermaflo technology. In November 2001, in order to avoid the payment of minimum royalties owed to Enquay under the original license agreement, Questcor and Enquay assigned all Dermaflo drug technology to Franklin. Through the end of 2001, we continued to negotiate with Franklin as to the sublease of the facility and the rental of the manufacturing equipment. Since Franklin was unable to secure adequate financing to fund its operations, we did not enter into the sublease and the equipment rental agreement. In December 2001, we determined that the probability of recognizing any future value for the Lee’s Summit facility, the related leasehold improvements, and the manufacturing equipment was minimal. Accordingly, we recorded a charge of $677,000 as a loss on the discontinued product line consisting of a write-off of the remaining net book value of leasehold improvements, a write-down of the manufacturing equipment to its estimated fair market value and the total estimated remaining lease payments remaining on the Lee’s Summit facility.

      We continue to discuss the possibility of subleasing the facility and rental of the manufacturing equipment with interested parties. In February 2002, Enquay notified Franklin that it was terminating the Dermaflo license assigned by us in November 2001 unless Franklin was able to obtain adequate funding. To date, we cannot determine if Franklin has obtained adequate funding or if they still have any rights to the Dermaflo technology under the assigned license. It is our intention to try and sublease the Lee’s Summit facility and to sell the manufacturing equipment located in that facility. The market for specialized clean room space in Lee’s Summit is nearly non-existent and it is highly unlikely that we will be successful in entering into a sublease in the near future or ever. Accordingly, it appears we will continue to pay the monthly rent on this facility through December 2004. Although certain equipment contained in the Lee’s Summit facility had recently undergone extensive refurbishment, the equipment is highly specialized and must be recalibrated and revalidated if it is moved. We have made the equipment available for sale but it is highly unlikely that we will be able to sell this equipment in the near future, if ever. With the exception of the monthly rental and related facilities charges, we do not anticipate any additional significant cash outlay as a result of our decision to discontinue this product line.

Drug Development

      Our development programs include the intranasal drugs Emitasol, Hypnostat, and Panistat and the cytoprotective compound Ceresine (dichloroacetate or “DCA”).

Intranasal Drugs

Emitasol

      Through our merger with RiboGene, Inc., we acquired Emitasol, an intranasal form of metoclopramide. Metoclopramide is an approved antiemetic and is available in both oral and intravenous forms to treat diabetic gastroparesis and to prevent acute chemotherapy-induced emesis. We, through future strategic partners, may choose to investigate Emitasol for the treatment of diabetic gastroparesis and delayed onset emesis (nausea and vomiting) associated with cancer chemotherapy.

      Emitasol is currently being developed and marketed in certain countries throughout the world through corporate partners. It is on the market in Italy as Pramidin, and is licensed to and distributed by Crinos in Italy for the treatment of a variety of gastrointestinal disorders and emesis. For the year ended December 31, 2001, Crinos distributed approximately 29,000 units of Pramidin in Italy. We entered into a marketing agreement in December 2000 with Ahn-Gook Pharmaceuticals (“Ahn-Gook”), for intranasal metoclopramide, to be marketed under the trade name Emitasol, in Korea. Ahn-Gook also signed an agreement with Crinos to obtain the intranasal metoclopramide finished product. This product is sold as Pramidin in Italy. Emitasol has been filed for approval in Korea, and if approved, will be distributed by Ahn-Gook in Korea for the treatment of gastrointestinal disorders and emesis. In the U.S., Emitasol is proposed as a method to control diabetic gastroparesis and to prevent delayed onset emesis associated with cancer chemotherapy. Currently, there are no drugs specifically approved to treat delayed onset emesis. We believe that Emitasol, when given intranasally, may be effective in preventing delayed onset emesis. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives, and cost effectiveness.

      Diabetic gastroparesis. Questcor, together with its former North American collaborative partner Shire Pharmaceuticals Group plc (“Shire”), (see “Strategic Alliances and Collaborations”), concluded a U.S. Phase II clinical trial in diabetic gastroparesis in the fourth quarter of 2000. For some diabetics, proper digestion may be difficult. Variable blood glucose levels may lead to a condition known as gastroparesis or stomach paralysis. Gastroparesis can result in general loss of appetite, nausea and vomiting, and in some cases severe dehydration. Many prescription medications are used to treat gastroparesis, including bethanchol and erythromycin. Each of these prescription drugs has limited effectiveness and contain side effects. Metoclopramide is approved for treating gastroparesis. We believe that the intranasal form of metoclopramide may provide diabetics who have gastroparesis with an easier route of administration, resulting in better patient compliance. In October 2000, we announced the results of the Phase II study of Emitasol (metoclopramide nasal spray) in the treatment of diabetic gastroparesis. The study showed that both Emitasol (metoclopramide nasal spray) and oral metoclopramide were bioavailable when administered to diabetic gastroparesis patients. The trial also suggested that Emitasol (metoclopramide nasal spray) treatment may enhance the clinical response versus oral metoclopramide. In July 2001, Shire’s exclusive option to develop and market Emitasol in North America expired and all rights were returned to us. We currently intend to seek a corporate partner for the development of Emitasol in the U.S. and in other countries around the world.

      Delayed onset emesis. According to the American Cancer Society, about 1.3 million new patients are diagnosed with cancer in the U.S. each year, many of whom are treated with chemotherapy. Nausea and vomiting (emesis) are common side effects of cancer chemotherapy. Chemotherapy-induced emesis is considered to occur in two phases: acute (within 24 hours of the initiation of chemotherapy) and delayed (on the second and subsequent days). Several drugs have been approved by the FDA for preventing nausea and vomiting associated with emetogenic chemotherapy, including injectable forms of ondansetron, granisetron and metoclopramide. Ondansetron and granisetron are representatives of a newer class of drugs called serotonin antagonists or setrons, and are considered highly effective in controlling acute chemotherapy-induced emesis. There are conflicting reports, however, about the efficacy of serotonin antagonists in controlling delayed onset emesis. There are, in fact, no FDA-approved treatments specifically for delayed onset emesis. Increasing numbers of these patients are being treated as outpatients and experience delayed onset emesis when they are no longer under the immediate care of a medical professional. Any medication for such emetic episodes should therefore be suitable for self-administration by the patient. Injectable medications are unlikely to be suitable in this context. It appears that current practice is to provide patients initially with oral antiemetics in tablet form. Tablets are not, however, particularly suitable for patients who are nauseated and may vomit.

      Prior clinical trials for Emitasol have demonstrated that metoclopramide is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of metoclopramide which reaches the plasma is very similar whether the drug is given intranasally, intravenously or orally. Given the similarity in uptake of the three dosage forms, similarity might also be expected in their clinical performance. For acute emesis, the expected similarity in performance has been demonstrated for the intranasal and intravenous dosage forms. In a prior Phase III study, Emitasol provided protection against acute emesis comparable to that previously reported for intravenous metoclopramide. We therefore anticipate that intranasal metoclopramide may be effective for controlling delayed onset emesis, an activity suggested for oral metoclopramide in the clinical literature.

      Regardless of which indication is selected for Emitasol, substantial additional development, clinical testing (potentially including one or more Phase III trials) and investment will be required prior to seeking regulatory approval for commercialization of this product in the U.S. There can be no assurance that a Phase III clinical trial of Emitasol will demonstrate the safety and efficacy of the product to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. The failure to demonstrate adequately the safety and efficacy of Emitasol could delay or prevent regulatory approval of the product.

Hypnostat

      Through our merger with RiboGene, we acquired Hypnostat, an intranasal form of triazolam. Oral triazolam is approved for short-term treatment of insomnia. In June 2001, we signed a Letter of Understanding with Fabre Kramer of Houston, TX, to jointly pursue the worldwide development and commercialization of Hypnostat (intranasal triazolam) for insomnia and Panistat (intranasal alprazolam) for panic disorders, two of our product candidates. Under this agreement, we were reimbursed $32,000 in 2001 for consultants, employees, materials and supplies expenses related to this project. This original agreement was replaced with a new Letter of Understanding, dated January 2002, which anticipates entering into a License Agreement with the development to be funded by Fabre Kramer. We, together with our partner, are developing Hypnostat for the short-term treatment of insomnia. We believe that Hypnostat, when given intranasally, may be effective in treating insomnia. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives, cost effectiveness, and possibly reduced side effects.

      The potential advantages of Hypnostat are significant in light of the fact that thirty to forty million Americans suffer from serious sleep disorders which are often untreated or inadequately treated. Continued sleep impairment may cause severe health effects. Oral triazolam (Halcion®) has been one of the most successful and most prescribed sleep-inducing agents in the world, with over 11 billion prescriptions filled. Oral triazolam is considered safer in terms of overdose, drug interactions, and addictive potential compared to barbiturates. In addition, oral triazolam produces less morning grogginess, as compared to other benzodiazepines, due to a short plasma half-life. Oral triazolam and other benzodiazepines are recommended for short-term use in conservative doses. Zolpidem (Ambien®) and zaleplon (Sonata®) are newer hypnosedative agents that are chemically unrelated to benzodiazepines. However, both zolpidem and zaleplon have similar pharmacokinetic and pharmacodynamic effects and do not differ with respect to efficacy, tolerability, residual effects, memory impairment, rebound insomnia, or abuse potential compared to oral triazolam. Over the counter medications containing diphenhydramine (such as Benadryl® and Sominex®) have been shown to increase the risk of symptoms of delirium including disorganized speech, poor attention level, and altered consciousness in the elderly. Other over the counter medications such as valerian and melatonin may be useful in alleviating mild short-term insomnia, but further clinical trials are required to fully evaluate efficacy and safety.

      Prior clinical trials for Hypnostat support that triazolam is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of triazolam which reaches the plasma is very similar whether the drug is given intranasally or orally. Given the similarity in uptake of the two dosage forms, similarity might also be expected in their clinical performance. The expected similarity in performance is supported for the intranasal dosage form. In a prior Phase II pilot study, Hypnostat at 0.125 mg was superior to oral triazolam at 0.250 mg for time to sleep onset (p=0.008), effective sleep time (p=0.008), and stage two sleep time (p<0.05) and was equivalent to oral triazolam at 0.250 mg for quality of sleep. We therefore anticipate that intranasal triazolam may be effective for treating insomnia. The drug is in Phase II stage of development.

Panistat

      Through our merger with RiboGene, we acquired Panistat, an intranasal form of alprazolam. Oral alprazolam is approved for the management of panic disorder or the short-term relief of anxiety symptoms. Questcor and Fabre Kramer intend to develop Panistat for the management of panic disorder or the short-term relief of anxiety symptoms. We believe that Panistat, when given intranasally, may be effective in treating panic disorders. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives, and cost effectiveness.

      The potential advantages of Panistat are significant in light of the fact that anxiety disorders are the most common mental disorder in the U.S., affecting approximately 19 million people. According to the National Institute of Mental Health, approximately 25% of those affected seek treatment. Generalized anxiety disorder is characterized by constant uncontrollable worry. Panic disorder is characterized by acute, spontaneous, and repeated anxiety attacks which involve an intense, terrifying, and unfocused fear in the absence of any external threat. Panic attacks typically last for approximately 20 to 30 minutes and may cause racing heartbeat, chest pains, difficulty breathing, choking sensations, dizziness, and numbness. Panic attacks can occur as often as several times per week or several times per day. Approximately 2.4 million people in the U.S. suffer from panic disorder, which often progresses into chronic anxiety and agoraphobia.

      Early treatment can help keep a panic disorder from progressing. Benzodiazepines, including oral alprazolam (Xanax®), have proven to be safe and effective for treating panic disorder for over 20 years. Benzodiazepines block panic attacks during the first or second day of treatment. Surprisingly low rates of abuse of this and other medicines are reported in persons with panic disorder. Many antidepressants, including doxepin (Sinequan®), sertraline (Zoloft®), fluoxetine (Prozac®), imipramine (Tofranil®), and paroxetine hydrochloride (Paxil®), are useful in treating panic attacks without causing physical dependence. However, successful treatment requires full strength dosage and usually takes four to eight weeks for therapeutic effects to be observed. In addition, antidepressants cause panic attacks to initially increase in approximately half of panic disorder sufferers. As a rule, the less expensive antidepressants have more side effects than the newer, more expensive, ones. Phenelzine sulfate (Nardil®) is effective for panic disorder, but is complicated to use. Although phenelzine sulfate is safe when used by an experienced physician, it is typically reserved for cases where simpler medications have failed or cannot be used. Unsafe elevations of blood pressure for several hours can occur if one does not adhere to diet and medication restrictions. Cognitive-behavioral therapy (“CBT”) teaches the patient to anticipate and prepare for situations and bodily sensations that may trigger panic attacks. CBT generally requires at least eight to twelve weeks for the patient to learn the skills and put them into practice. CBT requires a motivated patient and a specially trained therapist. Clinical experience suggests that for many patients with panic disorder, a combination of CBT and medication may be the best treatment. Other treatment options include relaxation, breathing techniques, hypnotherapy, and psychotherapy.

Cytoprotective Drugs

      Cytoprotective drugs for acute care settings that treat ischemic injury are not currently available and the market opportunities for us may be significant, potentially totaling several million cases annually in the U.S. We believe that our drugs, if approved, may reduce the number of fatalities associated with ischemia-related and inherited metabolic disorders and also reduce the high cost of rehabilitation and ongoing care in the U.S. of these patients.

      Our cytoprotective drugs are administered intravenously, which allows for rapid delivery to the ischemic tissue, or orally, which facilitates chronic administration. In order to ensure early interventions, our cytoprotective drugs are intended to be standard components in hospital emergency rooms, operating theater suites, endoscopy suites and radiology suites. Chemically demonstrated lack of toxicity should suit them for this purpose, but such a demonstration is dependent on ongoing and future clinical trials, which may not be successful.

Ceresine

      Ceresine is a small non-peptide molecule, which acts on glycolysis at the level of the mitochondria. Ceresine is a form of sodium dichloroacetate, or (“DCA.”) We have licensed or obtained two issued U.S. patents covering the use of Ceresine in cerebral ischemia and received orphan drug designation for Ceresine for this indication. We believe that Ceresine stimulates a specific enzyme which is present in the membrane of the mitochondria that removes a precursor of lactic acid, known as pyruvic acid, from the cytoplasm of the cell by transporting it into the mitochondria and converting it to acetyl coA. This results in a reduction of lactic acid in the cell. Increased post-ischemia accumulation of lactic acid is a major causal factor in the cessation of glycolysis, the resultant decrease in cellular ATP levels and eventual cell death. Numerous studies have shown that Ceresine reduces post-ischemia lactic acid levels in humans subjected to various traumatic events, which would otherwise have resulted in increased lactic acid or lactic acidosis.

      Ceresine has been employed by clinical investigators in patients on an experimental basis for the intravenous and oral treatment of lactic acidosis. Published clinical studies and our own Phase I data have established that Ceresine reduces serum lactic acid and exhibited no serious side effects at the dose levels studied. Ceresine has also been shown in human studies to cross the blood-brain barrier and to reduce cerebrospinal fluid lactic acid levels in congenital lactic acidosis patients.

      Approximately 100 patients participated in the Phase I and two Phase II trials of Ceresine under our Investigational New Drug application or (“IND”) and the drug was well tolerated. Our Phase II clinical trial data on Ceresine in closed head injury patients showed that the drug crosses the blood-brain barrier at high levels and very quickly after crossing reduces lactate levels substantially. This effect lasted for at least 12 hours. Serum lactate levels were also reduced substantially in the drug-treated group. In July 1998, the FDA granted expedited development status to Ceresine in head injury under Subpart E of the FDA regulations. We are not currently pursuing clinical development of Ceresine in head injury and have no plans to pursue this indication in the future.

      Congenital Lactic Acidosis (“CLA”) is a heterogeneous group of disorders characterized by mitochondrial dysfunction. Mitochondria are sub cellular organelles responsible for production of energy necessary for cellular function and survival. When mitochondria do not function normally there are inadequate stores of energy (ATP) produced and the accumulation of poisonous metabolic intermediates such as lactate. Clinically, disorders of mitochondrial dysfunction may affect cells of the nervous system (retardation, seizures, strokes, migraines, psychiatric disturbances, weakness, poor gastrointestinal function), muscles (weakness, cramping, pain), kidneys (electrolyte abnormalities), heart (cardiomyopathy, heart block), liver (hypoglycemia, hepatic failure), eyes (blindness), ears (deafness) and other organs (failure to grow normally). When the mitochondrial problem is severe, the condition is lethal. In other less extreme instances, there may not be any clinical symptoms. There are over 20,000 patients in the U.S. suffering from some type of mitochondrial disease. Diagnosis of the disorder may be made on physical examination, medical history review, and in some cases special laboratory tests. These laboratory tests may include identification of the gene responsible for the mitochondrial dysfunction. Muscle biopsy is often performed to identify the mitochondrial disorder; however, the test is not always diagnostic. There is currently no effective approved therapy for CLA. Temporizing measures such as dietary therapy include avoidance of fasting and use of increased dietary fat. Vitamins have been given without proven benefit. Avoidance of stress and sleep deprivation have also been advocated.

      DCA has been administered orally to individuals with CLA with anecdotal reports of benefit. Some side effects have been observed with chronic dosing, including peripheral neuropathies that required drug interruptions or dose reductions although individuals nearly always were able to continue on treatment. The treatment of CLA with Ceresine has also been granted orphan drug status by the FDA. This confers seven years of marketing exclusivity to the first licensed agent as well as certain tax advantages. An additional six months of exclusivity may be granted upon licensure or at some time prior to the expiration of all existing marketing exclusivity or patent protection if adequate studies have been conducted in pediatric subjects.

      To accelerate any potential NDA filing, collaborations have been discussed with two academic sites actively investigating DCA in individuals with CLA. Upon finalization of these two relationships, databases would become available to us. These databases could be used as part of the clinical information necessary for NDA filing with regulatory authorities. If a clinical benefit is demonstrated, regulatory authorities could act favorably on the application. We currently have no rights to the data generated by the academic institutions that studied various formulations of DCA in patients with CLA. We have been in discussion with these groups about a potential agreement to gain access to the data. The trials are complete and the data are being analyzed. The final data analysis will take several months to complete. After data analysis is complete, if the results are extremely positive and if the combined results are sufficient to allow us to file for an accelerated review with the FDA for approval, we may seek to finalize these agreements to gain access to the data. There can be no assurance, however, that the clinical results would be positive, that we could successfully complete agreements to gain access to the data or that the FDA would approve the product for use. In addition, the studies have been conducted with different formulations of DCA. There is no assurance the FDA would not require substantial additional testing of Ceresine, or the re-formulation of DCA used to complete the trials in order to grant approval.

Glial Excitotoxin Release Inhibitors (“GERIs”)

      The GERIs series of neuroprotective compounds may prevent ischemic brain damage originating from astrocytes (astroglial cells). Astrocytes serve important metabolic functions and are thought to be responsible for the bulk of brain swelling following stroke or injury. The swelling constricts blood vessels and worsens the injury — resulting in ischemia and subsequent cell death. In addition, upon onset of ischemia, astrocytes release excitotoxins such as glutamate and aspartate over an extended period of time — not rapidly, as in the case of neurons — that result in significant and persistent damage to neurons. Because astrocyte swelling and excitotoxin releases are late-stage events in the development of ischemia following brain injury or stroke, they may be more appropriate targets for drug intervention than neuron-related events.

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

      The GERI compounds are currently being funded by a Small Business Innovation Research (“SBIR”) grant from the NIH. It is anticipated that reimbursement under this grant will be completed in April 2002. Although we have had some preliminary discussions with potential corporate partners regarding the GERI compounds, there can be no assurance that we will enter into a collaboration to fund future research on these compounds. Pending completion of the reimbursement under the existing SBIR grant, we do not intend to expend any additional resources on these compounds.

      At this time, we continue to define the chemical, toxicological and pharmacological effect of a number of GERI compounds in animal models having utilized $443,000 through December 31, 2001 of the $749,000 in funding from an NIH SBIR grant. Funding for this project expires in April 30, 2002. There can be no assurance that we will be successful in licensing the GERI program or that we will realize license fees or revenues from such programs.

Discontinued Drug Development

      Cordox has been studied in the past for a variety of indications including its use in several acute ischemic indications and as a blood preservative. To date, the results of the clinical studies have not been compelling enough to warrant further development of Cordox for any indication.

      In September 2001, we completed our final review of the final report from Hoxworth Blood Center in Cincinnati on the ability of Cordox to improve the biochemical and physical characteristics of stored human red blood cells. During storage at 4 degrees centigrade, red cell concentrate incubated with Cordox did not demonstrate improved levels of ATP or 2,3 DPG compared to red blood cells stored in currently licensed blood additive solutions. In addition, experiments with 13C labeled Cordox failed to show metabolism to lactate in stored red blood cells. The results indicate that Cordox does not enter red blood cells and does not reach its intended target. This is a prerequisite for Cordox to have a beneficial effect on cellular metabolism. Based on these results, all further work on Cordox has been discontinued.

      We intend to terminate all the agreements relating to Cordox and Dr. Markov, the individual that we obtained the Cordox license from. We have also abandoned all our patents relating to Cordox.

Drug Discovery/ Strategic Alliances and Collaborations

      Subsequent to our merger with RiboGene, we implemented a strategy to focus on the sales and marketing of approved pharmaceutical products and late stage drug development candidates. As a result, we planned to out-license our early stage drug targets and technology. Thus, we discontinued our drug discovery programs in the first quarter of 2000 and anticipate that future in-house drug discovery research expenses associated with drug discovery will be limited to legal fees, patent costs and other costs to license such programs.

The Dainippon Agreement

      We have an exclusive, worldwide license agreement with Dainippon to use our antibacterial ppGpp degradase and peptide deformylase technology for the research, development and commercialization of pharmaceutical products. We have retained the right to co-promote, in Europe and the U.S., certain products resulting from the arrangement. We will be entitled to receive potential milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. We will receive a potential royalty on net sales that will range from 5% to 10%, depending on sales volume and territory.

      Dainippon has been conducting research on two specific bacterial targets, deformylase and ppGpp degradase. To date, Dainippon has focused most of their efforts on the deformylase project. Several compounds have been synthesized and tested in vivo against drug resistant bacteria. Although the compounds have shown good in vivo activity, Dainippon has not selected any compounds for pre-clinical studies. There can be no assurance that Dainippon will ever select any compounds for preclinical studies or if selected that these compounds will eventually be approved as drugs. There can also be no assurance that we will ever receive any milestone payments or royalties under our agreement with Dainippon.

The Rigel Pharmaceuticals Agreement

      We have an exclusive agreement with Rigel Pharmaceuticals, Inc. (“Rigel”), to use our antiviral technology. Under the agreement, we have assigned to Rigel certain antiviral technology, including our Hepatitis C virus internal ribosome entry site and NS5A drug discovery technology, for the research, development and commercialization of pharmaceutical products. We will be entitled to potential future milestone payments upon the achievement of certain clinical and regulatory milestones and royalty payments on sales. The status of this project is on-going.

The Tularik Agreement

      In February 2001, we announced that we had exclusively licensed certain antifungal drug research technology to Tularik, Inc. In addition, we have transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents. In exchange, we received a cash payment, payment for reimbursement of patent expenses, and will be entitled to future potential milestone payments upon the achievement of certain clinical and regulatory milestones as well as royalty payments on sales. Tularik has screened numerous compounds through the antifungal capping assay that it acquired as part of this agreement. Several of these compounds have been identified as having activity against C. albicans capping enzymes. Tularik is continuing to review these compounds.

The Shire Pharmaceuticals Group plc Agreement

      In July 2001, the option held by Shire Pharmaceuticals Group to acquire exclusive rights to Emitasol in North America expired and all rights reverted to us. In December 2001, Shire notified the FDA that it will no longer be our agent and, as such, will transfer to us all responsibilities previously conducted by them. This transfer is currently in progress.

The Fabre Kramer Pharmaceuticals Letter of Understanding

      In June 2001, we signed a Letter of Understanding with Fabre Kramer of Houston, TX, to jointly pursue the worldwide development and commercialization of two of our product candidates, Hypnostat (intranasal triazolam) for insomnia and Panistat (intranasal alprazolam) for panic disorders. This was replaced with a new Letter of Understanding, dated January 2002. This Letter of Understanding anticipates entering into a License Agreement with the development to be funded by Fabre Kramer.

Licenses

      Crinos Industria Farmacobiologica SpA (“Crinos”). In January 1994, as part of our acquisition of Emitasol and certain other intranasal products from Hyline Laboratories, Inc., we entered into a license agreement with Crinos. The agreement grants Crinos an exclusive license to manufacture and market Emitasol in Italy. The agreement expires 10 years after the first commercial sale in Italy subject to automatic renewal for three-year periods. In October 1996, the agreement was amended to grant Crinos a non-exclusive worldwide license to manufacture Emitasol. The amendment provides that we will receive additional royalties on all supply arrangements between Crinos and any of our licensees to Emitasol. We may terminate the license agreement in the event Crinos fails to pay certain minimum royalties. We also retain the right to all data generated by Crinos on Emitasol, including clinical and manufacturing information.

      Crinos has received governmental approval to market Emitasol in Italy and launched this product under the trade name Pramidin in 1999 for the treatment of gastrointestinal disorders. Pramidin is marketed in two dosage forms under the names Pramidin 10 (200 milligrams/mL of active ingredient) and Pramidin 20 (400 milligrams/mL of active ingredient). To date, we have received minimal royalties from the sale of Pramidin in Italy. For the year ended December 31, 2001 unit sales of Pramidin were approximately 29,000.

      CSC Pharmaceuticals Handels GmbH (“CSC”). In April 1997, RiboGene entered into an agreement with CSC. The agreement grants CSC an exclusive license to market and sell Emitasol in Austria, Poland, the Czech Republic, Bulgaria, Russia, Hungary, the Slovak Republic, Romania, and the remaining Community of Independent States and eight other eastern European countries. CSC has agreed to pay us a royalty based on net sales within the countries listed above. The agreement will expire on a country-by-country basis 10 years after the first commercial sale in that country. Although we can terminate the license if CSC did not obtain approval in any country contained in the agreement by April 16, 1999, we have not done so, since CSC has filed for regulatory approval in Austria, Russia, Hungary and the Slovak Republic. In 2001,

CSC received approval to market Emitasol in Poland and the Czech Republic. CSC plans to begin marketing in Poland and the Czech Republic in 2002. CSC has also filed for approval in several other countries.

      Laboratorios Silesia SA. In December 1999, we signed a license agreement with Laboratorios Silesia SA for marketing intranasal metoclopramide, to be marketed under the trade name Emitasol, in Chile. Laboratories Silesia SA also signed an agreement with Crinos to obtain the intranasal metoclopramide, finished product under the trade name Pramidin. This product is sold as Pramidin in Italy. We received a small up-front payment and will receive royalties on the net sales of Emitasol in the territory.

      Ahn-Gook Pharmaceutical Co., Ltd. We entered into a license agreement in December 2000 with Ahn-Gook for marketing intranasal metoclopramide, to be marketed under the trade name Emitasol, in Korea. Ahn-Gook also signed an agreement with Crinos to obtain the intranasal metoclopramide finished product, under the trade name Pramidin. This product is sold as Pramidin in Italy. Under the terms of the agreement, Ahn-Gook will obtain government approval to market Emitasol. We received an up-front cash payment of $50,000, and are entitled to a milestone payment of $150,000 upon approval of the drug for distribution in Korea and royalties based on actual sales in Korea.

Manufacturing

      We do not currently manufacture any of our acquired products or our products in development. Our commercial products, Acthar, Ethamolin, Glofil-125, and Inulin are manufactured for us by approved contract manufacturers.

      As part of our agreement with Aventis to acquire Acthar, Aventis agreed to manufacture the finished goods from existing inventory of the active pharmaceutical ingredient (the “API”) through July 2002. Subsequent to this, Aventis has agreed in principle as to the terms of the manufacturing agreement but the agreement has not yet been executed. Aventis has provided finished product to us under the proposed agreement. The production of Acthar requires the production of the API and the production of the finished product. The API is an extraction from porcine pituitary glands. Although the extraction process is well known by individuals within Aventis, the extraction may be difficult to reproduce at a new vendor. As part of the agreement to acquire Acthar, we obtained a sufficient supply of the API in order to meet our forecasted demand through 2002. We are required to find a new third party manufacturer to produce the API and for the production of the finished goods. We have identified potential third party manufacturers that could produce the API and the finished product but we have not yet entered into an agreement with any of these manufacturers. In addition, the production of the API and the finished product are subject to inspection and ultimate approval by the FDA. The Acthar site transfer process has numerous risks that could have a materially adverse impact on our financial results for us this year and in future years. Such risks include the ability to successfully identify and to enter into agreements with new independent third party contractors for the production of the API and the production of finished goods, or, if we are successful in identifying and entering into such agreements that the API and finished goods could be produced in sufficient quantities on a timely basis and at an acceptable cost, that the production facilities and the processes will be approved by the FDA and that the API and finished product will be similar in potency and efficacy as the API currently held by Aventis. Although we believe we have adequate time and resources to ensure that the site transfer of Acthar will occur timely and correctly with minimal impact on future revenues, there can be no assurance that the site transfer will occur timely and correctly and that the transfer will not have a materially adverse impact on the company in the future.

      We presently obtain Ethamolin from Schering-Plough. Currently Schering-Plough manufactures Ethamolin for us on a purchase order basis. We have had great difficulty obtaining Ethamolin from Schering-Plough. During the fourth quarter of 2001, our inability to acquire Ethamolin caused a backorder situation which resulted in us being unable to fulfill orders for the product, resulting in lost revenues for us for the year ended December 31, 2001. We received a batch of approximately 2,500 10-packs of Ethamolin in January 2002 and were able to ship $408,000 of product that had been backordered as of December 31, 2001. We have requested that Schering-Plough manufacture one additional batch of Ethamolin (2,500 10-packs) which we hope to receive by April 30, 2002. At this time, we are in a backorder situation for Ethamolin. We have identified a new third party manufacturer for Ethamolin who has agreed to produce Ethamolin for us. However, the transfer to this new manufacturer will require final approval from the FDA. The new manufacturer has produced initial batches of Ethamolin which we expect to commercialize by April 30, 2002. These initial batches are subject to quarantine pending the outcome of certain sterility and other validation tests. Once these initial batches pass these tests and the production facility has passed the FDA approval, we may be free to sell these batches. We have discussed a manufacturing contract with this new manufacturer but have not yet entered into a final agreement. The site transfer of Ethamolin has many risks including the failure to receive FDA approval, the failure to pass the sterility and other validation tests, the failure to enter into an agreement on acceptable terms, and the new manufacturer’s ability to produce an adequate supply of Ethamolin on a timely basis. We believe we have adequate resources to complete the transfer of Ethamolin without a materially adverse impact on us, but if we are unable to overcome some or all of these risks or any as of yet unidentified risks, it could have a material adverse impact on future revenues.

      Our manufacturer of Glofil-125 was recently subject to an inspection by the FDA. As a result of this inspection, our manufacturer received notification that numerous items required attention in order to comply with FDA regulations. We were made aware of this situation and have undergone a review of the potential impact of this inspection on the manufacture of Glofil-125. Based on the information available, we believe that the manufacture of Glofil-125 will not be affected.

      In the case of Inulin, we are responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer.

      There can be no assurance that any of our bulk or finished goods contract manufacturers will continue to meet our requirements for quality, quantity and timeliness or the FDA’s current good manufacturing practice (“GMP”) requirements. Also, there can be no assurance that we will be able to find a substitute bulk manufacturer for Inulin or Acthar or a substitute finished goods manufacturer for Acthar, Ethamolin, Glofil-125, Inulin, or for any of our other products, nor that all GMP requirements will be met, nor that lots will not have to be recalled with the attendant financial consequences to us.

      In the case of VSL#3, we will obtain the product from VSL under our agreement. However, we have no experience with manufacturing VSL#3, and we are relying completely on VSL to supply us with the product. Due to our lack of experience with VSL#3 and our reliance on VSL, we can provide no assurances as to the timely manufacture of this product.

      Our limited manufacturing experience and our dependence upon others for the manufacture of bulk or finished forms of our products may adversely affect the future profit margin on the sale of those products and our ability to develop and deliver products on a timely and competitive basis. We do not have substitute suppliers for any of our products. In the event we are unable to manufacture our products, either directly or indirectly through others, or on commercially acceptable terms at all, we may not be able to commercialize our products as planned.

Sales and Marketing

      As of December 31, 2001, we have hired, trained and deployed a total of twenty product specialists and marketing personnel to support the commercial sales of Acthar, Ethamolin, Glofil-125 and Inulin. The Product Specialists are promoting Ethamolin to hospital-based gastroenterologists, who treat patients with liver disease who develop bleeding esophageal varices, a potentially life threatening disorder. Ethamolin is an FDA approved product for the specific indication of esophageal varices that have recently bled. The promotion of Glofil-125 targets organ transplant centers and those patients who are at greatest risk of kidney failure. The promotion of Acthar to pediatric neurologists began during the third quarter of 2001 and focused on adequate stocking of wholesalers and hospitals. We currently distribute all of our products from our distribution location in Carlsbad, CA.

      In the case of VSL#3, we plan to promote the product to gastroenterologists and directly to consumers. Since we have no experience with direct consumer marketing, sales and customer support there can be no assurance we will be successful in marketing VSL#3.

Competition

      Acthar competes with newer agents, such as synthetic corticosteroids, immunosupressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Acthar is currently used in patients suffering from arthritis, multiple sclerosis, and infantile spasm.

      Several companies offer sclerotherapy agents products that compete with Ethamolin. Ethamolin is an injectable drug used to treat patients with bleeding esophageal varices that have recently bled, to prevent bleeding. Other competitive agents include ScleromateTM, Rubber Band Ligation methods such as the Multi-band Superview manufactured by Boston-Scientific, the Multi-band Six Shooter manufactured by Wilson-Cook, and the Multi-band Ligator by Bard and Octreotide® by Novartis. The competition to market FDA-approved active bleeding esophageal varices therapies is intense and no assurance can be given that our product will continue to be commercially successful.

      A number of companies offer both clinical competition as well as research competition to Glofil-125. The clinical competition includes serum creatinine and creatinine clearance methods such as Tc-DTPA, which is manufactured by Mallinckrodt, Inc. as well as Omnipaque®, which is manufactured by Sanofi, a division of Sanofi-Synthelabo. Research competition includes Conray®-iothalamate (nonradiolabeled) meglumine, which is also manufactured by Mallinckrodt, Inc. and employed through the Mayo Clinic. The competition to market FDA-approved drugs to measure kidney function by evaluating GFR, is intense and no assurance can be given that our product will continue to be commercially successful.

      We have identified CulturelleTM by ConAgra, Probiotica by Johnson and Johnson, and LiveBac® by Nutraceutix as competitors to VSL#3.

      Several large companies’ products will compete with Emitasol in the delayed onset emesis market, including Zofran® (ondansetron hydrochlordide) by Glaxo-Wellcome, Kytril® (granisetron hydrochloride) by SmithKline Beecham and Reglan® (metoclopramide) by A.H. Robins. These competitive products, however, are available in oral and intravenous delivery forms only. The competition to develop FDA-approved drugs for delayed onset emesis and diabetic gastroparesis is intense and no assurance can be given that our product candidate will be developed into commercially successful product.

      We are unaware of any competitors at this time to Ceresine. The competition to market FDA-approved drugs to treat ischemic disorders is intense and no assurance can be given that our product candidates will be commercially successful products.

      Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than we do in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if we commence commercial sales of the pharmaceuticals in our pipeline, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited experience. If any of the competitors develop new technologies that are superior to our technologies, our ability for us to expand into the pharmaceutical markets may be materially and adversely affected.

      Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of our or our competitors’ products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Government Regulation

Marketed Pharmaceutical Products

      All pharmaceutical firms, including manufacturers from whom we purchase products, are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

      We market prescription drug products that have been approved by the FDA. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and to require application and approval of prescription drugs if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertisement, of prescription drugs.

      Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with GMP standards and other requirements. Drug manufacturing facilities must be registered with and approved by the FDA and must list with the FDA the drug products they intend to distribute. The manufacturer is subject to inspections by the FDA and periodic inspections by other regulatory agencies. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with current GMPs. Also, the FDA regulates the distribution of drug samples. Both the FDA and the Drug Enforcement Agency (“DEA”) may impose criminal penalties arising from non-compliance with applicable regulations.

Drugs in Development

      Our products in development are subject to extensive regulation by the U.S. principally under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Service Act, and foreign governmental authorities prior to commercialization. In particular, drugs and biological products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us will prove to meet all of the applicable standards to receive marketing approval in the U.S. or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect our ability to commercialize our products and our ability to earn sales revenues.

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

      Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified physician/ principal investigator. Clinical trials are conducted in accordance with governmental statutes, regulations and guidelines and under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board, referred to as the “IRB”, at the institution at which the study will be conducted. The IRB considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution, and approves the informed consent to be obtained from all subjects and patients in the clinical trials. We will have to monitor the conduct of clinical investigators in performing clinical trials and their compliance with FDA requirements.

      Clinical trials are typically conducted in three sequential phases (Phase I, Phase II and Phase III), but these phases may overlap. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our drugs.

Furthermore, we or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk or that the investigational product lacks any demonstrable efficacy.

      The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of a new drug application (“NDA”) or, in the case of a biological product, a Biologics License Application (“BLA”) for approval of the marketing and commercial shipment of the product. The testing and approval process is likely to require substantial time (frequently five to eight years or more) and expense, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of our drugs. Notwithstanding the submission of the NDA or BLA and any additional testing data or information, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, drug and biological product approvals may be withdrawn if compliance with labeling and current good manufacturing practices regulatory standards is not maintained or if unexpected safety or efficacy problems occur following initial marketing.

      Among the conditions for clinical studies and NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance.

      Also, companies that engage in pharmaceutical development, such as Questcor, are required to pay user fees of more than $300,000 upon submission of an NDA or BLA. No fee is required for the submission of an NDA or BLA for an orphan product and waivers of the user fee are also available under other circumstances. In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. For marketing outside the U.S., we are subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

VSL#3

      We intend to market VSL#3 as a dietary supplement. If we pursue FDA approval of VSL#3 as a biological product, we will be subject to the regulatory hurdles discussed above.

      The manufacturing, distribution, and sale of dietary supplements and medical foods are subject to regulation by one or more federal agencies, principally the FDA and the Federal Trade Commission (the “FTC”). Our activities are also regulated by various governmental agencies for the states and localities in which VSL#3 is manufactured, distributed, and sold. Among other matters, the FDA and FTC are concerned with product safety and claims that refer to a product’s ability to provide dietary support for health-related conditions.

      The regulation of dietary supplements is principally governed by the Dietary Supplement Health and Education Act (“DSHEA”), which were enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to the dietary supplement industry. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients that were not on the market as of October 15, 1994 require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe. Among other things, DSHEA prevents the further regulation of dietary ingredients as “food additives” and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming.

      The FDA has announced its intent to issue GMP regulations for the dietary supplement industry. The FDA has published an advance notice of proposed rulemaking, and publication of proposed regulations is expected soon.

      In November 1998, the FTC Bureau of Consumer Protection announced its new advertising guidelines for the dietary supplement industry, which it labeled “Dietary Supplements: An Advertising Guide for Industry.” These guidelines reiterate many of the policies the FTC has announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

      The regulation of medical foods is principally governed by the FDCA and FDA regulations. A product qualifies as a medical food if it is specially formulated for the feeding of a patient, is intended for the dietary management of a patient who has special dietary needs, provides nutritional support for the management of the unique nutritional needs of the patient, and is intended to be used under active medical supervision. Moreover, an ingredient added to a food, including a medical food, must be approved by an FDA food additive petition unless it is generally recognized as safe (“GRAS”) for its particular intended use.

Patents and Proprietary Rights

      Our success may depend in large measure upon our ability to obtain patent protection for our products, maintain confidentiality and operate without infringing upon the proprietary rights of third parties. We have obtained patent coverage, either directly or through licenses from third parties, for some of our products. We currently own or have licensed a total of nineteen issued U.S. and foreign patents covering Hypnostat, four issued U.S. and foreign patents covering Emitasol, one issued U.S. patent covering GERI, and twelve issued U.S. and foreign patents covering our other technology.

      We acquired intellectual property associated with our intranasal program, including: Emitasol for diabetic gastroparesis and delayed onset emesis associated with chemotherapy, Migrastat (intranasal propranolol) for migraine treatment, and intranasal benzodiazepines such as Hypnostat and Panistat for various conditions such as anxiety, seizures, panic attacks and sleep disorders. We have licensed rights to intranasal metoclopramide in, Italy, Chile, South Korea, Austria, the Russian Federation, and certain former Eastern European countries. The Italian licensee, Crinos, received approval to market intranasal metoclopramide (Pramidin) in Italy. We are currently earning small royalties on our sales of Pramidin. There can be no assurance that the foreign licensees will obtain the necessary regulatory approvals to market Emitasol, or that, in the event such approvals are obtained, Emitasol will achieve market acceptance in such countries, or that we will ever realize royalties on sales of Emitasol in such countries.

      In addition to the patents issued and allowed as mentioned above, we have also filed several other patent applications in the U.S. and abroad on our various products and expect to file additional applications in the future. There can be no assurance that any of these patent applications will be approved, except where claims have already been examined and allowed, or that we will develop additional proprietary products that are patentable. Nor can there be any assurance that any patents issued to us or our licensors will provide us with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on the ability of us to conduct our business. Furthermore, because patent applications in the U.S. are maintained in secrecy until issue, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries, we cannot be certain that we were the first chronologically to make the inventions covered by each of our pending U.S. patent applications, or we were the first to file patent applications for such inventions. In the event that a third party has also filed a U.S. patent application for any of its inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of the invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, there can be no assurance that our U.S. patents, including those of our licensors, would be held valid by a court of law of competent jurisdiction. If patents are issued to other companies that contain competitive or conflicting claims, which ultimately may be determined to be valid, there can be no assurance that we would be able to obtain a license to any of these patents.

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

      Under the Drug Price Competition and Patent Term Restoration Act of 1984, including amendments implemented under GATT, the period of enforceability of a first or basic product patent or use patent covering a drug may be extended for up to five years to compensate the patent holder for the time required for FDA regulatory review of the product. This law also establishes a period of time following FDA approval of certain drug applications during which the FDA may not accept or approve applications for similar or identical drugs from other sponsors. Any extension under the Patent Term Restoration Act and any extension under GATT are cumulative. There can be no assurance that we will be able to take advantage of the patent term extensions or marketing exclusivity provisions of these laws. While we cannot predict the effect that such changes will have on our business, the adoption of such changes could have a material adverse effect on our ability to protect our proprietary information and sustain the commercial viability of our products. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents.

      We also rely on trade secrets and proprietary know-how. We have been and will continue to be required to disclose our trade secrets and proprietary know-how to employees and consultants, potential corporate partners, collaborators and contract manufacturers. Although we seek to protect our trade secrets and proprietary know-how, in part by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors.

Employees

      At December 31, 2001, we had 38 full-time employees (as compared to 46 full-time employees at December 31, 2000); seven of whom are engaged in, or directly support, our research and development activities. Of the employees engaged in research and development activities, two hold Ph.D. degrees. In the first quarter of 2000, we discontinued our drug discovery programs and terminated eleven employees associated with early stage drug discovery.

      Our success will depend in large part on our ability to attract and retain key employees. At December 31, 2001, we had 20 employees engaged directly in the marketing and selling of our on-market products. Our potential growth and expansion into areas and activities requiring additional expertise, such as business development, direct to consumer marketing and customer support, contract manufacturing, medical affairs, clinical development, regulatory affairs and sales and marketing, are expected to place increased demands on our management skills and resources. These demands are expected to require an increase in management, manufacturing, customer support, regulatory, and sales personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management, sales and marketing, customer service and support, business development, medical affairs and regulatory affairs personnel in the future will also be critical to the our success. There can be no assurance that we will be able to attract and retain skilled and experienced management, and operational personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. The failure to attract and retain such personnel or to develop such expertise could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Dependence on Key Personnel”.

RISK FACTORS

We have a history of operating losses and may never generate sufficient revenue to achieve profitability

      We have a history of consistent operating losses. Further substantial operating losses will continue over the next year and if we are unable to achieve our sales forecast and maintain expenses in a way that allows us to reach “breakeven” by the end of 2002 substantial operating losses will continue to occur. To date, our revenues have been generated principally from sales of Acthar, Ethamolin, Glofil-125, and Inulin, the licensing of rights to commercialize certain research technology and the manufacturing of our proprietary topical triple antibiotic wound care product for our over-the-counter marketing partner, NutraMax Products, Inc. During 2001, we discontinued the Neoflo product line and we discontinued all work on Cordox. We do not expect Hypnostat, Panistat, Migrastat, Ceresine, or any of the compounds currently in pre-clinical testing to be commercially available for a number of years, if at all. Further, our revenues from the sale of Emitasol will also be dependent on the FDA approval and the development of Emitasol in conjunction with a new strategic partner which has not yet been obtained. In December 2001, we acquired the U.S. rights to market VSL#3, a patented probiotic. We intend to begin generating sales of VSL#3 in the first half of 2002. Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	finance the operations with external capital until positive cash flows are achieved,

•	finance and acquire additional marketed products,

•	increase sales of current products,

•	finance the future growth of the sales/marketing and customer service organization,

•	enter into agreement with corporate partners for the development of Emitasol,

•	properly and timely perform the transfer of the manufacturing of our products to new contract manufacturers including receiving the appropriate approvals from the FDA and other regulatory authorities, and

•	continue to receive products from our sole-source contract manufacturers on a timely basis and at acceptable costs

      With the exception of VSL#3, no new product launches are planned. There can be no assurance that sufficient revenues from the sale of our products will be generated, nor can there be assurance that we will ever generate sufficient revenues and be able to contain costs and expenses to become profitable.

Our inability to secure additional funding could lead to a loss of your investment

      Although we recently completed a $4.0 million financing in the form of convertible debentures due in 2005 with an institutional investor and Sigma-Tau, there can be no assurance that this investment combined with our cash on hand will be adequate to fund operations to reach cash flow breakeven. There can also be no assurance that further capital investments will materialize nor that these investments can be completed at attractive terms to us, or that we will receive any additional capital investments at all. In order to conduct our operating activities, we will require substantial additional capital resources in order to acquire new products, increase sales of existing products, and maintain our operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	sales performance of VSL#3,

•	cost maintenance and potential future expansion of the sales force,

•	achieving lower cost of goods sold and better operating efficiencies,

•	obtaining product from our sole-source contract manufacturers and completing the site transfer to new contract manufacturers,

•	the acquisition of additional product candidates, and

•	the status of the equity markets, in general, and investor’s tolerance for risk.

      Based on our internal forecast and projections, we believe that our cash on hand at December 2001, together with the $4.0 million of cash raised through the issuance of the convertible debentures and the cash to be generated through the expected sales of our products, will be sufficient to fund operations through December 31, 2002. We anticipate obtaining additional financing through corporate partnerships and public or private debt or equity financing. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to delay, reduce the scope of, eliminate or divest one or more of our product acquisition, or manufacturing efforts. There can be no assurance we can achieve cash flow breakeven by the end of 2002 or that our existing cash resources will be adequate to fund operations beyond the end of 2002.

Our reliance on contract manufacturers could adversely affect our business

      We will rely on third party contract manufacturers to produce the clinical supplies for Emitasol, and Ceresine and for the marketed products, Acthar, Ethamolin, Glofil-125, Inulin and VSL#3, and other products that may be developed or commercialized in the future. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. All of our manufacturers are sole-source manufacturers and no alternative suppliers exist. In addition, we do not have contracts in place with the contract manufacturer for Ethamolin and the bulk product for Inulin. We are negotiating a supply agreement with Aventis for the finished product but we do not have a contract in place for the supply of Acthar API. We are also attempting to transfer the finished product manufacturing for Acthar and Ethamolin. If we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, or if the site transfers and the corresponding approval by the FDA and other regulatory authorities does not occur on a timely basis at the appropriate costs to us, we will lose sales and our clinical testing could be delayed, leading to a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of these products. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, the FDA approval of our products will not be granted. During December of 2001, we were on backorder for Ethamolin and Acthar due to manufacturing constraints at two of our third party contract manufacturers. At this time, we are currently on backorder for Ethamolin. There is no guarantee that we will not have backorders in the future for Ethamolin and Acthar or any of our current or future products nor that we will not be on backorder again. Failure to obtain product for sale for any reason will have a material adverse impact on the financial condition of Questcor.

We rely heavily on sales of Acthar

      For the quarter and the year ended December 31, 2001, Acthar revenues comprised 75% and 41% of total product revenues respectively. We also expect that Acthar could contribute to a significant portion of the revenues for 2002. Although our goal is to actively promote Acthar, and we have no reason to believe Acthar will not be successful, there can be no assurance that the strong demand for Acthar will continue and that we will continue to generate significant revenues from the sale of Acthar. If the demand for Acthar declines, or if we are forced to reduce the price, or if the cost to produce Acthar increases, our revenue and results from operations would be adversely affected.

We will be dependent on key personnel

      We are highly dependent on the services of Charles J. Casamento, Chairman, President, and Chief Executive Officer and Kenneth Greathouse, Vice President of Commercial Operations. While Mr. Casamento has executed an employment agreement there can be no assurance that Mr. Casamento or Mr. Greathouse will continue to be employed by us in the future. The loss of Mr. Casamento, Mr. Greathouse or both could materially harm our business. The future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Although some increases in staffing levels are expected during 2002, these future demands are expected to require a substantial increase in management personnel to perform operational work as well as the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel to perform sales and marketing, business development, regulatory affairs, medical affairs and contract manufacturing in the future will also be critical to our success. There can be no assurance that we will be able to attract and retain skilled and experienced management and operational personnel on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel.

Our products may not be accepted by the market

      Our current development program focuses on Emitasol. Emitasol, (intranasal metoclopramide) could be developed for two indications: diabetic gastroparesis and delayed onset emesis associated with cancer chemotherapy patients. The diabetic gastroparesis drug candidate was being developed in collaboration with a subsidiary of Shire, in the U.S. and had completed a Phase II clinical trial in the treatment of diabetic gastroparesis. With the expiration in July 2001 of the exclusive option held by Shire, development under this collaboration stopped. Further development of Emitasol is on hold pending our entering into an agreement with a future partner to fund the development of Emitasol. We also have two intranasal drug candidates, on which pilot trials have been conducted: Migrastat for migraine headache and Hypnostat for insomnia. There is no guarantee that any of these drugs will successfully complete Phase III testing. We expect that the failure of one or more of these drugs to successfully pass Phase III testing would likely have a materially adverse effect on our future results of operations.

      We cannot guarantee, however, that the products will ever successfully pass such testing phases, and if so, result in commercially successful products. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing can vary by product and by the indicated use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

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

      The degree of market acceptance of any products that we develop will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the product candidates,

•	their potential advantage over alternative treatment methods and competing products,

•	reimbursement policies of government and third-party payors, and

•	our ability to market and promote the products effectively.

      The failure of our products to achieve market acceptance could materially harm our business.

We have no experience marketing VSL#3

      We intend to market VSL#3 as a dietary supplement. Dietary supplements are typically not reimbursable by healthcare providers. This may limit our sales of VSL#3. We also do not know what the demand for

VSL#3 will be. These factors may adversely and materially impact our ability to meet forecasted sales in 2002 and beyond.

Control by existing shareholders

      Sigma-Tau and their affiliates own, directly or indirectly, approximately 31% of the common stock outstanding as of March 15, 2002. Accordingly, these shareholders can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of us. In addition, these shareholders own warrants to purchase another 2,559,494 shares of common stock as well as a $2.0 million 8% convertible debenture. If this warrant exercise were to occur, Sigma-Tau and their affiliates would own a significantly greater percentage of our outstanding common stock, thus resulting in substantial dilution to existing shareholders.

Our business could be harmed by intense competition

      The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products which target the same diseases and conditions that we will target. For example, there are products on the market that compete with Acthar, Ethamolin, Glofil-125, Inulin, and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business, may be acquired or licensed by competitors of Questcor, preventing us from obtaining this technology on favorable terms, or at all.

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

      Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also seek patent protection and establish collaborative arrangements for clinical development, manufacturing and marketing of products similar to ours. These companies and institutions will compete with us in recruiting and retaining qualified sales and marketing and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

•	product efficacy and safety,

•	the timing and scope of regulatory approvals,

•	availability of resources,

•	reimbursement coverage,

•	price, and

•	patent position, including potentially dominant patent positions of others.

      There can be no assurance that our competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which we are developing or which would render our technology and future drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly than we will. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and

FDA marketing exclusivity rights that would delay our ability to market specific products. There can be no assurance that drugs resulting from the joint efforts of our existing or future collaborative partner, will be able to compete successfully with competitors’ existing products or products under development or that we will obtain regulatory approval in the U.S. or elsewhere.

      Successful late stage Phase III clinical trials for such potentially important treatments as diabetic gastroparesis and delayed onset emesis will require the enrollment of many patients. Together, the cost of these trials, if funded solely by us, will exceed our current financial resources.

If we fail to maintain or enter into new contracts related to collaborations and in-licensed or acquired technology and products, our business could adversely be affected

      Our business model has been dependent on our ability to enter into licensing and acquisition arrangements with commercial or academic entities to obtain technology or marketed products for development and commercialization. There is no assurance we can enter into any new agreements in the future. Disputes may arise regarding the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. We may not be able to negotiate additional license and acquisition agreements in the future on acceptable terms, if at all. In addition, current license and acquisition agreements may be terminated, and we may not be able to maintain the exclusivity of our exclusive licenses.

      There can be no assurance that any collaborators will commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating our discoveries. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with us. The amount and timing of resources devoted to these activities by the parties could depend on the achievement of milestones by us and otherwise generally may be controlled by other parties. In addition, we expect that our agreements with future collaborators will likely permit the collaborators to terminate their agreements upon written notice to us. This type of termination would substantially reduce the likelihood that the applicable research program or any lead candidate or candidates would be developed into a drug candidate, would obtain regulatory approvals and would be manufactured and successfully commercialized. Therefore, any such termination could materially harm our business.

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

Our collaboration agreement with Shire Pharmaceuticals Group plc presents a great amount of uncertainty

      Under a collaboration agreement between Shire (after its acquisition of Roberts Pharmaceuticals) and us, Shire had the option to acquire exclusive North American rights to Emitasol. This option expired in July 2001. Under that collaboration agreement, we were obligated to fund one-half of the clinical development expenses for Emitasol up to an aggregate of $7 million. Through December 31, 2001 we have made development payments for Emitasol, under the terms of the agreement with Shire, totaling $4.6 million, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs.

      Shire asserts we owe $348,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option. We have requested that Shire return certain items to us, including the manufacturing and clinical data it obtained over the course of the agreement, the transfer of the INDs relating to Emitasol (which is substantially complete) and the assignment of the intellectual property relating to Emitasol generated in the course of the development program. While Shire has returned some of these items, we are still in discussion with them as to the resolution of other open items. The failure to quickly resolve any open items on favorable terms relating to this collaboration could have a material adverse impact on our ability to find a new partner to continue the development of Emitasol. Shire holds all of our outstanding 2,155,715 Series A preferred shares which represents a beneficial ownership percentage of approximately 5.34% as of March 5, 2002. If we are unable to settle our disagreements quickly, we may end up in a protracted contract dispute with a major shareholder which may have unpredictable material adverse effects on us going forward.

Our business could be harmed if we are unable to protect our proprietary rights

      Our success will depend in part on our ability to:

•	obtain patents for our products and technologies,

•	protect trade secrets,

•	operate without infringing upon the proprietary rights of others, and

•	prevent others from infringing on our proprietary rights.

      We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and are otherwise protectable under applicable law. We will attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary products, technology, inventions and improvements that are important to the development of our business.

      The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Pending patent applications we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed or we will develop. The laws of some foreign countries may not protect the company’s intellectual property rights to the same extent as do the laws of the U.S.

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

      Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. There can be no assurance that our activities will not infringe on patents owned by others. We could incur substantial costs in defending ourselves in suits brought against any licensor or us. Should our products or technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of our products could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of our products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all.

Our business and product approvals must comply with strict government regulation

      Any products that we develop are subject to regulation by federal, state and local governmental authorities in the U.S., including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances:

•	would adversely affect the marketing, selling and distribution of any products that our corporate partners or we develop,

•	could impose significant additional costs on our corporate partners, and us

•	could diminish any competitive advantages that we or our corporate partners may attain, and

•	could adversely affect our ability to receive royalties and generate revenues and profits.

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

      In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations.

We may not be reimbursed by third party payers

      In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the U.S.) and private insurance plans. VSL#3 currently does not qualify for any reimbursements by third party payors. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations.

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

      Legislation in the U.S. requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. There can be no assurance that these discounts and rebates may become burdensome to us, which may adversely affect our current business and future product development.

We will incur costs associated with expanding the business

      Management expects to grow the business in areas in which we can be most competitive, either through in-licensing, collaborations or acquisitions of products or companies. In connection with these efforts, we may incur significant charges, costs and expenses which could impact our profitability, including impairment losses, restructuring charges, the write-off of purchased in-process technologies, transaction-related expenses, costs associated with integrating new businesses and the cost of amortizing goodwill and other intangibles.

Our stock price is subject to volatility

      The price of our stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. Any number of events, both internal and external to us, may affect the stock price. These include, without limitation, the quarterly and yearly revenues and earnings, results of clinical trials conducted by us, our partners or by our competitors; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties, the launch of competing products; the resolution of (or failure to resolve) disputes with collaboration partners; corporate restructuring by us; licensing activities by us; and the acquisition or sale by us of products, products in development or businesses.

      In connection with our research and development collaborations, from time to time we invest in equity securities of our corporate partners. The price of these securities also is subject to significant volatility and may be affected by, among other things, the types of events that affect our stock. Changes in the market price of these securities may impact our profitability.

Our sales are affected by the availability of reimbursement on non-prescription products

      In the U.S. and other significant markets, sales of our products may be affected by the availability of reimbursement from the government or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel biotechnology and pharmaceutical products, and current reimbursement policies for existing products may change. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of pharmaceutical companies. There have been proposals in the U.S. (at both the federal and state level) to implement such controls. The growth of managed care in the U.S. also has placed pressure on the pricing of healthcare products. These pressures can be expected to continue.

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

We could be adversely affected by litigation

      Although there are currently no lawsuits pending against us, we could be adversely affected by litigation. Potential litigation could arise from a number of factors including disputes with past, current and future employees and partners, class action litigation relating to shareholder lawsuits or product liability claims, frivolous lawsuits filed on behalf of manufactured plaintiffs or any other items not foreseen at this time. We believe we have adequate insurance to protect ourselves against certain claims but there can be no assurance that this insurance coverage will be of any use against any future claims. If we were to become subject to any lawsuit, regardless of its nature and claims, our time and resources, including that of management, could be severely impacted. This in turn could have a material adverse impact on our financial condition.

Item 2.     Properties

      At December 31, 2001, we leased four buildings. Our headquarters, which includes the Executive, Finance and Administration, Sales and Marketing, Medical and Regulatory Affairs departments, are located in Union City, California. The building has 23,000 square feet of office space, under a 10-year lease agreement. We are subleasing 100% of our previous headquarter premises in Hayward, California. The Hayward premises has 30,000 square feet of laboratory and office space, under a lease that expires in November 2012. While we anticipate that the sublessee will fulfill the term of the sublease agreement, if they were to default, it would have a negative impact on us as we would still be obligated to make rent payments on the Hayward facility. We classify both the rental income and costs related to this facility to rental income, net.

      We lease a building in Carlsbad, California. Our distribution, contract manufacturing, quality control and quality assurance functions are located in this facility of 8,203 square feet of space located at 2714 Loker Avenue West. This lease commenced in November 2000 and has a term of 63 months. In April 1997, we subleased our other building in Carlsbad located at 2732 Loker Avenue West to another pharmaceutical company. The lease on the 2732 Loker Avenue West property commenced in December 1993 and had a term of 81 months. Both leases have clauses providing for rent increases at various points in time during the terms of the leases. The subtenant’s lease covered the remainder of our original lease term plus a 36-month option, and the subtenant’s rental payments to us exceeded our rental payments to the landlord. In addition, the sublease provide for annual rent increases. Effective February 1, 2001, the sub-lease at 2732 Loker Avenue was assigned to the landlord and the master lease was terminated.

      In May 2001, we closed our Neoflo manufacturing facility for the Neoflo product line located in Lee’s Summit, Missouri. The lease period ends in December 2004. We closed this facility in May 2001 and are currently seeking a sublessee for this facility. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     Legal Proceedings

      We are subject to litigation from time to time which could adversely affect our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Our common stock was quoted on the Nasdaq National Market System under the symbol “CYPR” until January 1998. In January 1998, we were listed on the American Stock Exchange, Inc. under the symbol “CYP”. On November 17, 1999, we changed our name to Questcor Pharmaceuticals, Inc. and began trading under the symbol “QSC”.

      The following table sets forth, for the periods presented, the high and low closing price of a share of our common stock.

	Common Stock
	Closing Price

Quarter Ended	High	Low

December 31, 2001	$2.16	$0.85
September 30, 2001	1.53	0.55
June 30, 2001	1.00	0.43
March 31, 2001	1.00	0.58

December 31, 2000	$1.50	$0.56
September 30, 2000	2.19	1.38
June 30, 2000	3.06	1.25
March 31, 2000	5.25	1.31

      The last sales price of our common stock on March 15, 2002 was $1.79. As of March 15, 2002 there were approximately 271 holders of record of Questcor’s common stock.

      We have never paid a cash dividend on our common stock. Our dividend policy is to retain our earnings, if we achieve positive earnings and to support the expansion of our operations. The Board of Directors of Questcor does not intend to pay cash dividends on the common stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Item 6. Selected Consolidated Financial Data

      The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended		Five Months
	December 31,		Ended	Years Ended July 31,
			December 31,
	2001	2000	1999(1)	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net product sales	$5,196	$2,134	$624	$2,518	$3,446	$2,428
Total revenues	5,667	3,594	956	2,569	3,616	2,527
Total operating cost and expenses	15,050	17,752	23,257	10,026	9,910	8,004
Loss from operations	(9,383)	(14,158)	(22,301)	(7,457)	(6,294)	(5,477)
Other income (expense), net	686	396	91	673	721	(1,198)
Net loss	(8,697)	(13,762)	(22,210)	(6,784)	(5,573)	(6,675)
Net loss per share — basic and diluted	(0.28)	(0.56)	(1.22)	(0.43)	(0.37)	(0.54)
Shares used in computing net loss per share — basic and diluted	31,425	24,722	18,240	15,712	15,187	12,303

	December 31,			July 31,

	2001	2000	1999	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and investments (includes $5 million compensating balance at December 31, 2001, 2000 and 1999)	$10,571	$8,151	$21,699	$7,263	$13,445	$14,567
Working capital	2,591	1,201	16,943	5,261	13,379	13,076
Total assets	15,072	14,969	32,221	13,140	19,736	21,345
Long-term obligations	122	548	6,078	147	217	4,176
Preferred stock	5,081	5,081	5,081	—	—	—
Common stock	74,018	66,152	65,423	41,497	41,328	32,345
Accumulated deficit	(74,183)	(65,486)	(51,724)	(29,514)	(22,730)	(17,157)
Total stockholders’ equity (deficit)	(300)	927	13,626	11,914	18,511	15,026

(1)	Includes the results of operations of RiboGene, Inc. from November 17, 1999 through December 31, 1999, including a one-time charge for restructuring costs and a non-cash charge for acquired in process research and development costs.

Quarterly Financial Information (Unaudited)

	Quarter Ended

	12/31/01	09/30/01	06/30/01	03/31/01

	(In thousands, except per share data)
Total Revenues	$2,297	$1,321	$1,033	$1,016
Cost of product sales	476	370	276	361
Net loss	(2,566)	(2,262)	(1,997)	(1,872)
Net loss per share	(0.07)	(0.07)	(0.07)	(0.07)

	Quarter Ended

	12/31/00	9/30/00	6/30/00	3/31/00

	(In thousands, except per share data)
Total Revenues	$544	$1,809	$543	$698
Cost of product sales	346	546	460	586
Net loss	(2,798)	(1,966)	(3,747)	(5,251)
Net loss per share	(0.11)	(0.08)	(0.15)	(0.21)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy its capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as Item 1 “Business of Questcor,” including without limitation “Risk Factors,” as well as those discussed in any documents incorporated by reference herein or therein.

      We are an integrated specialty pharmaceutical company focused on the development, acquisition, and marketing of acute care and critical care hospital/specialty pharmaceutical and related healthcare products. We currently market four products through our internal sales force in the U.S. We expect to launch a fifth product in the U.S. in the first half of 2002, and we market a sixth product in Italy through a strategic partner. Our current products target gastroenterologists, pediatric neurologists, nephrologists, transplant centers and nuclear medicine centers.

      On November 17, 1999, Questcor, formerly Cypros Pharmaceutical Corporation, completed a merger with RiboGene, Inc. (“RiboGene”) and subsequently changed its name to Questcor Pharmaceuticals, Inc. Under the terms of the merger agreement, each share of RiboGene common stock was exchanged for 1.509 shares of our common stock and each outstanding share of RiboGene Series A preferred stock was converted into 1.509 shares of our Series A preferred stock. In conjunction with the November 1999 acquisition of RiboGene, we changed our fiscal year end from July 31 to December 31. We accounted for the merger transaction as a purchase. A write-off of $15,168,000 for in-process research and development acquired from RiboGene is included in our statement of operations for the five months ended December 31, 1999. The intangible assets acquired are amortized over the estimated useful lives of 3 years. Since the completion of the merger, we have focused our resources on: i) acquiring new products, ii) increasing the sales of our existing products, and iii) out-licensing and partnering our research and development stage products. During 2001, we completed our transition from operating as essentially two independent companies to emerge as a specialty pharmaceutical company focused on the sales and marketing of our branded products.

      We currently market four products in the U.S.: Acthar, an injectable drug that helps patients with infantile spasm or West Syndrome; Ethamolin, an injectable drug used to treat esophageal varices that have recently bled; and Glofil-125 and Inulin in sodium chloride, which are both injectable agents that assess kidney function by measuring glomerular filtration rate. Additionally, we earn royalties from our strategic partner, Crinos Industria Farmacobiologica SpA (“Crinos”) on sales in Italy, of Pramidin, an intranasal form of metoclopramide for the treatment of various gastrointestinal disorders. We recently acquired the U.S. rights to market VSL#3 a patented probiotic. We intend to begin sales of VSL#3 in the first half of 2002.

      Consistent with our efforts to focus on sales and marketing, we have reduced our spending on research and development. Accordingly, we have entered into several agreements with pharmaceutical and biotechnology companies to further the development of certain technology acquired from RiboGene. We have signed a Letter of Understanding with Fabre Kramer of Houston, TX which anticipates a License Agreement whereby Fabre Kramer will manage and provide funding for the clinical development programs for Hypnostat (intranasal triazolam for insomnia) and Panistat (intranasal alprazolam for panic disorders). The antifungal drug discovery program has been partnered with Tularik, Inc., of South San Francisco, CA., the antiviral drug discovery program has been partnered with Rigel Pharmaceuticals, Inc. of South San Francisco, CA. and the antibacterial program has been partnered with Dainippon Pharmaceuticals Co., Ltd. Of Osaka, Japan.

      In 2001, our research and development programs included the following products: Cordox as a blood preservative, Sildaflo for wound care, Ceresine for CLA, Emitasol for diabetic gastroparesis, Hypnostat for sleep disorders, Panistat for panic disorders and the GERI compounds as cytoprotective agents. The development of Hypnostat and Panistat will be controlled by Fabre Kramer. The future development of Emitasol, Ceresine and the GERI compounds, will be dependent in part on our ability to enter into partnership arrangements or secure additional sources of capital to fund the development efforts. The development of Sildaflo and Cordox has been discontinued. As we rely on current and future strategic partners to develop and fund the remaining projects, we are unable to project estimated completion dates. We have limited control, if any, over these programs due to our reliance on partners for their development. Accordingly our ability to disclose historical and future costs associated with these projects is limited.

      In April 2001, we entered into a Stock and Warrant Purchase Agreement with Sigma-Tau Finance Holding S.A. (“Sigma-Tau”) pursuant to which Sigma-Tau purchased (i) an aggregate of 2,873,563 shares of common stock at a purchase price of $0.52 per share, for an aggregate purchase price of $1,500,000, and (ii) a warrant to purchase an additional 2,873,563 shares of common stock at a purchase price of $0.52 per share. In May 2001, as required under the rules of AMEX, we sought and received shareholder approval to allow for full exercise of the warrant. In July 2001, Sigma-Tau assigned the warrant to Paolo Cavazza and Claudio Cavazza, the principal shareholders of Sigma-Tau, who exercised the warrant in full, purchasing 2,873,563 shares of common stock at a purchase price of $0.52 per share, resulting in aggregate proceeds to us of $1,500,000 (including the $100,000 originally paid by Sigma-Tau to acquire the warrant).

      In July 2001, concurrent with our agreement to acquire Acthar from Aventis, we entered into a Stock Purchase Agreement with Sigma-Tau pursuant to which Sigma-Tau purchased 5,279,034 shares of common stock at a purchase price of $0.66 per share, for an aggregate purchase price of $3,500,000.

      In December 2001, we entered into a Promotion Agreement with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. In connection with this Promotion Agreement, we entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to our market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share before December 1, 2003. We issued the common stock related to this transaction in February 2002. Additionally, in connection with this transaction, we entered into a standstill agreement with Sigma-Tau whereby Sigma-Tau and its affiliates agreed to limit purchases of common stock on the open market to no more that 2,000,000 shares through July 2003. Assuming Sigma-Tau exercises its warrants in full, they would own approximately 34% (including the 640,000 shares of common stock issued in February 2002) of our outstanding common stock as of December 31, 2001.

      On April 30, 2001, we closed a financing with various investors which totaled $442,000. This investment came from a group of individual investors. We issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price equal to $0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

      On March 15, 2002, in two separate transactions, we issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. We will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). At the end of the term of the debenture, under certain circumstances, we have the option to repay the principal in stock and, under certain circumstances, we can also redeem the debenture for cash prior to maturity. The debentures mature on March 15, 2005. In conjunction with this transaction, we issued warrants to both the institutional investor and Sigma-Tau to acquire an aggregate of 1,518,988 shares of common stock at an exercise price of $1.70 per share. Both warrants expire on March 15, 2006. In connection with the issuance of the debentures and warrants, we expect to record a deferred expense related to a beneficial conversion feature. This amount will be amortized to interest expense over the term of the debentures. Assuming the conversion and exercise of the above-mentioned debenture and warrant by Sigma-Tau and assuming the exercise of all other outstanding warrants held by Sigma-Tau, Sigma-Tau would own approximately 38% of our outstanding common stock as of March 15, 2002.

      We have sustained an accumulated deficit of $74,183,000 from inception through December 31, 2001. At December 31, 2001, we had $10.2 million of cash on hand. On January 18, 2002, we paid our $5 million note and reduced our cash balance accordingly. Based on our internal forecast and projections, we believe that our cash on hand at December 31, 2001, together with the $4.0 million of cash raised through the issuance of the above-mentioned convertible debentures and the cash to be generated through the expected sale of our products, will be sufficient to fund operations through December 31, 2002.

      While it is our goal to reach cash flow breakeven before the end of 2002, if we are unable to achieve the revenue forecast for 2002 or if our expenses and costs associated with running our operations exceed our estimates, we may not reach cash flow breakeven before the end of 2002, if ever, and we may incur significant operating losses over the next several years. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments.

Critical Accounting Policies

      Our management discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to sales allowances, bad debts, inventories, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sales Allowances

      We record estimated sales allowances against product revenues for expected returns, chargebacks and cash discounts for prompt payment. We estimate product returns based on historical return experience, the shelf life of our products (ranging from 45 days to 3 years) and compliance with our return goods policy. If historical return experience differs from estimated future returns, or if a new product has return experience different than our estimate, this could negatively impact our revenue.

Intangible Assets

      We have intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      For the year ended December 31, 2001, we incurred a net loss of $8,697,000 (or $0.28 per share), compared to a net loss of $13,762,000 (or $0.56 per share) for the year ended December 31, 2000.

      Product revenues increased 143% for the year ended December 31, 2001 to $5,196,000 from $2,134,000 for the year ended December 31, 2000. This increase was primarily due to increased product sales and the introduction of Acthar. We began shipping the Acthar product in the third quarter of 2001 and recognized sales of $2,141,000 for the year ended December 31, 2001. In addition, excluding revenues from the discontinued Neoflo product line, we experienced an overall increase of 97% in revenues from existing products when compared to last year’s sales. Revenues of Ethamolin increased 174% to $1,695,000, Glofil-125 increased 42% to $982,000, Inulin increased 53% to $317,000, as compared to $618,000, $691,000 and $207,000, respectively, for the year ended December 31, 2000. The total increase in product revenues from these core products was $1,478,000 of which 25% of this increase is related to unit growth in 2001 as compared to 2000, with the remainder of this increase related to a price increase in 2001 as compared to 2000. We estimate the use of Ethamolin for the year ended December 31, 2001 increased 7% from the year ended December 31, 2000. We are at times unable to stock a sufficient supply of Acthar and Ethamolin to meet the demand for these products. Ethamolin was placed on backorder at the end of October 2001 and Acthar was placed on backorder to customers at the end of November 2001. At December 31, 2001 we had backorders amounting to $334,000 for Acthar and $408,000 for Ethamolin. All backorders for Acthar and Ethamolin as of December 31, 2001 were shipped in January 2002.

      In May 2000, our sole customer for our Neoflo product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate our supply agreement effective that date. In May 2001, we closed our Lee’s Summit manufacturing facility where the NutraMax product was being produced. Net sales to NutraMax totaled $61,000 and $618,000 for the years ended December 31, 2001 and 2000 respectively, $35,000 for the five months ended December 31, 1999 and $167,000 for the year ended July 31, 1999, representing 1%, 17%, 4% and 7% of total revenues, respectively.

      Contract research and grant revenue increased 77% to $367,000 for the year ended December 31, 2001 due to a full year of revenue recognized for government reimbursement under the SBIR grant previously awarded to fund the GERI project. We do not anticipate any additional contract revenue after the SBIR grant expires on April 30, 2002. Technology revenue for the year ended December 31, 2001 decreased to $90,000 from $1,250,000 for the year ended December 31, 2000, due to the recognition of $1,250,000 in technology revenue from the sale of our proprietary antiviral drug research technology to Rigel Pharmaceuticals, Inc. in 2000. We do not anticipate much, if any, technology revenue in the future. Royalty revenue increased 367% to $14,000 due to increased sales of Pramidin in Italy by Crinos.

      Total revenue for the year ended December 31, 2001 increased 58% to $5,667,000 as compared to $3,594,000 for the year ended December 31, 2000.

      Cost of product sales decreased 23% to $1,483,000 for the year ended December 31, 2001 from $1,938,000 for the year ended December 31, 2000. These costs decreased primarily as a result of our discontinuance of the Neoflo product line in 2001. The Neoflo product had the highest overhead and material costs relative to our other products. Excluding the cost of product sales associated with Neoflo, cost of product sales increased by 43% to $1,260,000 from $880,000 for the years ended December 31, 2001 and 2000, respectively. This increase is related to the increased volume of product sales in 2001 as compared to 2000.

      Gross margins for marketed products for the year ended December 31, 2001 were 82% for Acthar, 80% for Ethamolin, 59% for Glofil-125 and 57% for Inulin, compared to 0%, 59%, 36% and 35%, respectively, for the year ended December 31, 2000. Gross margins for the products other than Acthar improved as a result of increased sales volume, and product price increases in 2001. Acthar was introduced in September 2001.

      Sales and marketing expense increased by 23% to $3,129,000 for the year ended December 31, 2001, from $2,539,000 for the year ended December 31, 2000. This increase is primarily due to increased headcount associated with the expansion of our sales force, which began in late 2000. However, as a percentage of total revenues, sales and marketing expenses decreased to 55% for the year ended December 31, 2001 from 71% for the year ended December 31, 2000. We expect sales and marketing expenses to increase in the future as we expand our sales and marketing efforts on our existing product lines and prepare for the launch of VSL#3.

      General and administrative expenses decreased 14% to $4,707,000 for the year ended December 31, 2001 from $5,495,000 for the year ended December 31, 2000. This decrease was related to our cost reduction program that resulted in a decrease in personnel and related expenses, lower facility costs, legal fees, bad debt expense and professional services costs, offset by an increase in non-cash equity related compensation expense. We expect general and administrative costs may slightly increase in the future as compared to 2001 if the revenue levels exceed those for 2001, however, general and administrative costs as a percentage of revenues should decline in 2002.

      Research and development expense decreased 45% to $2,847,000 for the year ended December 31, 2001, from $5,221,000 for the year ended December 31, 2000. Since the completion of our merger with RiboGene in 1999, we have reduced our focus on research and development of non-marketed products. The decrease was related to lower development expenses for EmitasolTM and an overall reduction of expenses related to our research and development activities. Should we elect to undertake any development work, we expect to fund future clinical trials and additional research and development from our anticipated revenues. Should our revenue projections differ from actual results we would expect our research and development costs to increase or decrease accordingly.

      Since we no longer market or sell the Neoflo product we recorded a loss related to the discontinued Neoflo product line in the amount of $677,000 as of December 31, 2001. This loss represents a writedown of the assets directly related to the Neoflo product line and the estimated remaining lease payments for the Lee’s Summit manufacturing facility.

      Depreciation and amortization expense for the period decreased by 14% to $2,207,000 for the year ended December 31, 2001 from $2,559,000 for the year ended December 31, 2000 due to an additional charge of $303,000 in 2000 to depreciation expense in order to reflect the change in the estimated useful life of certain laboratory and manufacturing equipment.

      Net interest and other income decreased by 45% to $74,000 for the year ended December 31, 2001 from $135,000 for the year ended December 31, 2000 principally due to a lower return on invested cash, as well as a lower average cash balance, partially offset by reduced interest expense due to lower rates.

      Net rental income increased by 134% to $612,000 for the year ended December 31, 2001 from $261,000 for the year ended December 31, 2000 due to the receipt of a one-time payment of $250,000 for vacating our Hayward facility in May 2001. When we moved to our new headquarters in Union City, CA., we subleased 100% of our Hayward facility. All sublease income, and the related costs for the Hayward premises are classified as rental income, net. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent expense on this property. Estimated 2002 sublease income and rent expense for the Hayward facility is $949,000 and $651,000, respectively.

Year Ended December 31, 2000 Compared to the Five Months Ended December 31, 1999

      The comparison data presented below is for information purposes. It is difficult to analyze variances between the year ended December 31, 2000 and the five months ended December 31, 1999 for two reasons: (1) the comparative periods are different and (2) the five months ended December 31, 1999 includes merger related restructuring charges. For a more meaningful comparison, please refer to the information presented in the “Year ended December 31, 2000 compared to the year ended July 31, 1999”.

      For the year ended December 31, 2000, we incurred a net loss of $13,762,000 (or $0.56 per share), compared to a net loss of $22,210,000 (or $1.22 per share) for the five months ended December 31, 1999. During the five months ended December 31, 1999, we completed our merger with RiboGene, Inc. As a result of the merger, operations for the period include a one-time non-cash charge of $15,168,000 for acquired in-process research and development and a $1,530,000 one-time charge for restructuring costs, primarily related to severance of former Cypros employees.

      Revenue for the year ended December 31, 2000 totaled $3,594,000 as compared to $956,000 for the five months ended December 31, 1999. This relative increase was primarily due to the recognition of $1,250,000 in technology revenue from the sale our proprietary antiviral drug research technology, HCV IRES and HCV NS5A-PKR, to Rigel Pharmaceuticals, Inc. In addition, product sales increased to $2,134,000 for the year ended December 31, 2000 from $624,000 for the five months ended December 31, 1999. The increase in product sales consisted of $618,000 in Ethamolin sales, $691,000 in Glofil-125 sales, and $207,000 in Inulin sales for the year ended December 31, 2000 compared to $319,000, $251,000 and $20,000, respectively for the five month period ended December 31, 1999. In addition, the startup of the supplies of rolled padded stock (Neoflo) amounted to $618,000 for the year ended December 31, 2000 compared to $35,000 for the five months ended December 31, 1999. During 2000, we hired additional sales personnel and initiated a sales and marketing plan to increase product sales.

      In May 2000, one of our major customers, NutraMax Products, Inc. (“NutraMax”) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. We had a multi-year marketing and joint venture agreement with NutraMax Products, Inc. under which were supplying its proprietary triple antibiotic product using the Dermaflo technology to NutraMax for conversion and sale in the form of adhesive strips and patches. NutraMax had the exclusive right to sell the finished products to the retail and industrial first aid markets. Further, the agreement called for Questcor and NutraMax to jointly develop several new products using the Dermaflo technology and to share the development expense and profits from future sales. We began shipping the products to NutraMax in March 1999. Net sales to NutraMax totaled $618,000 for the year ended December 31, 2000, $35,000 for the five months ended December 31, 1999 and $167,000 for the year ended July 31, 1999, representing 17%, 4% and 7% of total revenues, respectively. As of May 2, 2000, NutraMax filed for protection under Chapter 11 of the U.S. Bankruptcy Code, we had a claim outstanding of $190,000 as an unsecured creditor. We were able to recover $19,000 for this claim. Since the filing date, we have agreed on new payment terms with NutraMax and have sold $293,000 of product for which we were paid in accordance with the revised terms. In February 2001, NutraMax’s plan of reorganization was approved by the U.S. Bankruptcy Court. Since NutraMax emerged from Chapter 11, NutraMax has further reduced its forecast for adhesive strips to be supplied. On April 2, 2001, NutraMax filed a motion with the U.S. Bankruptcy Court to reject our supply agreement effective that date.

      Costs of product sales increased to $1,938,000 for the year ended December 31, 2000 from $500,000 for the five months ended December 31, 1999. The relative increase in cost resulted from the increase in production of our topical triple antibiotic rolled padded stock and higher product sales for Glofil-125 and Inulin, in addition to a $50,000 write-down to accurately reflect the current value of inventory in stock.

      Gross margins for the marketed products for the year ended December 31, 2000 were 59% for Ethamolin, 36% for Glofil-125, 35% for Inulin, and (80%) for the rolled padded stock, compared to the 54%, 51%, 1% and (504%), respectively, for the five month period ended December 31, 1999. The negative gross margin in rolled padded stock for the 1999 period resulted from the initial production and start up costs for that product. The rolled padded stock is made with costly raw materials, and, in addition, our sales price to NutraMax is contractually fixed by our agreement with them. The gross margins for Glofil-125 and Inulin have been historically affected by shrinkage resulting from short shelf lives.

      Sales and marketing expense increased to $2,539,000 for the year ended December 31, 2000 from $946,000 for the five month period ended December 31, 1999. This relative increase is principally due to salary and recruiting costs associated with the expansion of the sales force from seven people at December 31, 1999 to nineteen people at December 31, 2000.

      General and administrative expense increased to $5,495,000 for the year ended December 31, 2000 from $1,684,000 for the five month period ended December 31, 1999. This relative increase resulted from merger related expenses associated with the consolidation of our corporate offices and a combination of administrative functions, higher expenses for audit, legal and other professional services, a charge for the settlement of the A. R. Baron litigation, as well as a $144,000 write-off of accounts receivable associated with NutraMax.

      Research and development expense increased to $5,221,000 for the year ended December 31, 2000 from $2,855,000 for the five month period ended December 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol acquired in the RiboGene merger, legal costs and ongoing obligations associated with drug discovery programs, including those acquired in the RiboGene merger, offset by the termination of our research collaboration with Dainippon in January 2000. As a result we discontinued all related early stage drug discovery programs.

      Depreciation and amortization expense increased to $2,559,000 for the year ended December 31, 2000 from $574,000 for the five month period ended December 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger as well as an additional charge of $303,000 to depreciation expense in order to reflect a change in the estimated useful life of certain leased laboratory and manufacturing equipment.

      Net interest and other income for the year ended December 31, 2000 increased to $135,000 from $86,000 for the five month period ended December 31, 1999, principally due to the addition of debt and capital lease obligations for leased laboratory equipment with the acquisition of RiboGene.

      Net rental income, increased to $261,000 for the year ended December 31, 2000 from $5,000 for the five month period ended December 31, 1999 primarily due to the sublease of a portion of our Hayward facility, commencing in July 2000.

Year Ended December 31, 2000 Compared to the Year Ended July 31, 1999

      For the year ended December 31, 2000, we incurred a net loss of $13,762,000 (or $0.56 per share), compared to a net loss of $6,784,000 (or $0.43 per share) for the year ended July 31, 1999.

      Revenue for the year ended December 31, 2000 increased 40% to $3,594,000 as compared to $2,569,000 for the year ended July 31, 1999. This increase was primarily due to the recognition of $1,250,000 of technology revenue from the sale of our proprietary antiviral drug research technology, HCV IRES and HCV NS5A-PKR, to Rigel Pharmaceuticals, Inc.

      Product sales decreased 15% to $2,134,000 for the year ended December 31, 2000 from $2,518,000 for the year ended July 31, 1999. This decrease was primarily due to a 63% decline in Ethamolin sales versus the prior period. This decrease was partially offset by an increase in sales of our rolled padded stock of Neoflo. Ethamolin sales declines were a result of wholesale stocking during the 1999 period and competition from certain medical devices in the Ethamolin market.

      Costs of product sales increased 151% to $1,938,000 for the year ended December 31, 2000 from $771,000 for the year ended July 31, 1999. The increase in cost resulted from the increase in the sales of Neoflo, and, therefore, the related cost of goods sold in addition to a $50,000 write-down to accurately reflect the current value of inventory in stock.

      Gross margins for the marketed products for the year ended December 31, 2000 were 59% for Ethamolin, 36% for Glofil-125, 35% for Inulin, and (80%) for the rolled padded stock compared to the 82%, 46%, 55%, and 62%, respectively, for the year ended July 31, 1999.

      Sales and marketing expense increased by 49% to $2,539,000 for the year ended December 31, 2000 from $1,703,000 for the year ended July 31, 1999. This increase is principally due to salary and recruiting costs associated with the expansion of the sales force.

      General and administrative expense increased 143% to $5,495,000 for the year ended December 31, 2000 from $2,261,000 for the year ended July 31, 1999. This increase resulted from merger related expenses associated with the consolidation of our corporate offices and a combination of administrative functions, higher expenses for audit, legal and other professional services, a charge for the settlement of the A. R. Baron litigation, as well as a write-off of $144,000 of accounts receivable associated with NutraMax.

      Research and development expense increased 29% to $5,221,000 for the year ended December 31, 2000 from $4,052,000 for the year ended July 31, 1999, due to the increased costs associated with the clinical co-development of Emitasol, and other legal costs and ongoing obligations associated with drug discovery programs acquired in the RiboGene merger. In January 2000, we terminated our research collaboration with Dainippon.

      Depreciation and amortization expense increased 107% to $2,559,000 for the year ended December 31, 2000 from $1,239,000 for the year ended July 31, 1999, due to the additional tangible and intangible assets acquired in the RiboGene merger as well as an additional charge of $303,000 to depreciation in order to reflect a change in the estimated useful life of certain leased laboratory and manufacturing equipment.

      Net interest and other income for the year ended December 31, 2000 decreased 77% to $135,000 from $590,000 for the year ended July 31, 1999, principally due to the addition of debt and capital lease obligations for leased laboratory equipment with the acquisition of RiboGene.

      Net rental income increased to $261,000 for the year ended December 31, 2000 from $83,000 for the year ended July 31, 1999 primarily due to the sublease of a portion of our Hayward facility, commencing in July 2000.

Liquidity and Capital Resources

      We have principally funded our activities to date through various issuances of equity securities, which, through December 31, 2001, have raised total net proceeds of $45.6 million, and to a lesser extent through product sales.

      At December 31, 2001, we had cash, cash equivalents and short-term investments of $10,571,000 compared to $8,151,000 at December 31, 2000, including a compensating balance of $5,000,000 in each period. At December 31, 2001, working capital was $2,591,000 compared to $1,201,000 at December 31, 2000. The increase in working capital was principally due to the equity investments from Sigma-Tau, coupled with lower operating expenses.

      As a result of the merger with RiboGene, we assumed $5 million of long-term debt financing with a bank. The note required us to make monthly interest payments, at prime plus 1% (5.75% at December 31, 2001), with the principal payment due at the end of the three-year term (December 2001). The note was collateralized by a perfected security interest in all of our unencumbered assets of Questcor and required that we maintain depository balances. We were also required to comply with financial covenants based on certain ratios. At June 30, 2000 we were not in compliance with at least one such financial covenant. Hence, we reclassified the $5 million note payable from long-term to short-term debt. In November 2000, the $5 million note payable was converted into a $5 million cash secured facility, the financial covenants were removed and the blanket lien on all assets were released. The interest expense on the $5 million note was fixed at a rate of 2% greater than the Certificate of Deposit interest rate earned on the underlying $5 million cash investment which serves as a compensating bank balance with its use restricted. The note had a 90 day extension period, and the note’s term was extended to March 2002. We paid the note in full on January 18, 2002.

      On January 2, 2002, we entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp, the parent company of Cupertino National Bank. Cupertino National Bank previously held the $5 million note. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the note automatically renews annually, unless we terminate the agreement. As of March 15, 2002 there were no borrowings under this line of credit.

      We lease four buildings with lease terms expiring in 2004 to 2012. Annual rent payments for all of our facilities in 2002 are estimated to be $1,449,000. We use the Union City facility as our headquarters and the Carlsbad facility as our warehousing and distribution center. Annual rent payments for 2002 for these facilities are $660,000. We have subleased laboratory space and laboratory equipment in Hayward, California for a term of six years and anticipate that we will receive $949,000 in 2002 as sublease income to be used to pay the annual rental expense of $651,000 in 2002. The Lee’s Summit facility was closed in May 2001 and this facility is available for sublease. Lease payments under the facility in Lee’s Summit, Missouri are $138,000 for 2002. Additionally, we have other contractual obligations as shown in the table below:

	Payments Due by Period

			Greater Than	4 to 5	After 5
Contractual Obligations	Total	1 Year or Less	1 to 3 Years	Years	Years

	(In thousands)
Long Term Debt	$5,489	$5,368	$121	$—	$—
Capital Lease Obligations	58	57	1	—	—
Operating Leases	14,819	1,449	3,046	2,760	7,564
Total Contractual Cash Obligations	$20,366	$6,874	$3,168	$2,760	$7,564

      We also held 83,333 shares of Rigel Pharmaceuticals Inc. (NASD: RIGL) common stock that we received in conjunction with the agreement to sell Rigel exclusive rights to certain of our proprietary antiviral drug research technology. As of December 31, 2001, the shares had a market value of $388,000. It is our intention to sell these securities when it is practical.

      On March 15, 2002, in two separate transactions, we issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. We will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). At the end of the term of the debenture, under certain circumstances, we have the option to repay the principal in stock and, under certain circumstances, we can also redeem the debenture for cash prior to maturity. The debentures mature on March 15, 2005. In conjunction with this transaction, we issued a warrant to both the institutional investor and Sigma-Tau to acquire 1,518,988 shares of common stock at an exercise price of $1.70 per share. Both warrants expire on March 15, 2006. Assuming the conversion and exercise of the above-mentioned debenture and warrant by Sigma-Tau and assuming the exercise of all other outstanding warrants held by Sigma-Tau, Sigma-Tau would own approximately 38% of our outstanding common stock as of March 15, 2002.

      We anticipate that our capital needs will decrease in 2002 as compared to the capital required during 2001. We anticipate increased product sales in 2002 as compared to 2001, which should result in a decrease of capital requirements for 2002. Based on our internal forecasts and projections, we believe that our working capital, together with the $4.0 million of cash raised through the above-mentioned convertible debentures and the cash to be generated through the expected sales of our products, will be sufficient to fund operations through the end of 2002. Our future funding requirements will depend on many factors, including; the timing and extent of product sales any expansion or acceleration of our development programs; the results of preclinical studies and clinical trials conducted by Questcor or our collaborative partners or licensees, if any; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and extent of product sales, and other factors.

      We are funding a portion of our operating expenses through our cash flow from product sales, but expect to seek additional funds through public or private equity financing or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. We may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time.

Sigma-Tau Investment

      In April 2001, we entered into a Stock and Warrant Purchase Agreement with Sigma-Tau Finance Holding S.A. (“Sigma-Tau”) pursuant to which Sigma-Tau purchased (i) an aggregate of 2,873,563 shares of common stock at a purchase price of $0.52 per share, for an aggregate purchase price of $1,500,000, and (ii) a warrant to purchase an additional 2,873,563 shares of common stock at a purchase price of $0.52 per share. In May 2001, as required under the rules of AMEX, we sought and received shareholder approval to allow for full exercise of the warrant. In July 2001, Sigma-Tau assigned the warrant to Paolo Cavazza and Claudio Cavazza, the principal shareholders of Sigma-Tau, who exercised the warrant in full, purchasing 2,873,563 shares of common stock at a purchase price of $0.52 per share, resulting in aggregate proceeds to us of $1,500,000 (including the $100,000 originally paid by Sigma-Tau to acquire the warrant).

      In July 2001, we entered into a Stock Purchase Agreement with Sigma-Tau pursuant to which Sigma-Tau purchased 5,279,034 shares of common stock at a purchase price of $0.66 per share, for an aggregate purchase price of $3,500,000.

      In December 2001, we entered into a Promotion Agreement with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. In connection with this Promotion Agreement, we entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to our market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share before December 1, 2003. We issued the common stock related to this transaction in February 2002. Additionally, in connection with this transaction, we entered into a standstill agreement with Sigma-Tau whereby Sigma-Tau and its affiliates agreed to limit purchases of common stock on the open market to no more that 2,000,000 shares through July 2003. Assuming Sigma-Tau exercises its warrants in full, they would own approximately 34% (including the 640,000 shares of common stock issued in February 2002) of our outstanding common stock as of December 31, 2001.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounts Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Our adoption of SFAS 133 as of January 1, 2001, did not have a material impact on our financial statements.

      In July 2001, the FASB issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We will adopt these statements during the first quarter of fiscal 2002. We are currently evaluating the provisions of SFAS 142 related to $479,000 of unamortized goodwill and workforce at December 31, 2001.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS 144 on January 1, 2002 will have a material impact on our financial position or results of operations.

Income Taxes

      As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $92.1 million and $16.5 million, respectively. The Company also had federal and California research and development tax credits of approximately $1.8 million and $1.1 million. The federal and state net operating loss and credit carryforwards expire at various dates beginning in the years 2006 through 2021, if not utilized.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. Our investments include money market accounts, commercial paper and corporate notes. The table below presents the amounts and related interest rates of our investment portfolio as of December 31, 2001.

			Fair Value
	2001	Total	12/31/01

	(In thousands, except
	interest rates)
Assets
Cash and cash equivalents (includes a compensating balance of $5,000)	$10,183	$10,183	$10,183
Average interest rate	4.36%	—	—

Liabilities
Notes payable — Short term	$5,368	$5,368	$5,368
Average interest rate	8.66%	—	—

Item 8.     Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable

PART III.

Item 10.     Directors and Executive Officers of the Registrant

      The information required is hereby incorporated by reference from the information contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Shareholders, filed with the Commission pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Nominees” and “Company Management”.

Item 11.     Executive Compensation

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading “Compensation of Directors and Executive Officers.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading of “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Executive Compensation”.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following financial statements are included in Item 8.

      Report of Ernst & Young LLP

      Balance Sheet as of December 31, 2001 and 2000

Statements of Operations for years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and 1998 and the year ended July 31, 1999

Statement of Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and the year ended July 31, 1999

Statements of Cash Flows for years ended December 31, 2001 and 2000 and the five months ended December 31, 1999 and 1998 and the year ended July 31, 1999

      (a)(2) The following financial statement schedule is included in Item 14(a)(2) Valuation and Qualifying Accounts.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

BY	/s/ CHARLES J. CASAMENTO

Charles J. Casamento
Chairman, President and
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles J. Casamento and Timothy E. Morris, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES J. CASAMENTO Charles J. Casamento	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2002

/s/ TIMOTHY E. MORRIS Timothy E. Morris	Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2002

/s/ ROBERT F. ALLNUTT Robert F. Allnutt	Director	March 19, 2002

/s/ FRANK J. SASINOWSKI Frank J. Sasinowski	Director	March 19, 2002

/s/ JON S. SAXE Jon S. Saxe	Director	March 19, 2002

/s/ JOHN T. SPITZNAGEL John T. Spitznagel	Director	March 19, 2002

/s/ ROGER G. STOLL, PH.D. Roger G. Stoll	Director	March 19, 2002

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Director	March 19, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Questcor Pharmaceuticals, Inc.

      We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and for the year ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Questcor Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and for the year ended July 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 12, 2002
(Except for Note 1, paragraph 4,
and Note 17, as to which the date is
March 15, 2002)

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents (includes a compensating balance of $5,000 see Note 9)	$10,183	$6,818
Short-term investments	388	1,333
Accounts receivable, net of allowance for doubtful accounts of $78 and $56 at December 31, 2001 and 2000, respectively	672	172
Inventories	96	56
Prepaid expenses and other current assets	377	499

Total current assets	11,716	8,878
Property and equipment, net	602	1,427
Goodwill and other intangibles, net	1,638	3,357
Deposits and other assets	1,116	1,307

Total assets	$15,072	$14,969

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,095	$476
Accrued compensation	575	392
Accrued development costs	—	541
Unissued common stock	960	—
Other accrued liabilities	1,070	798
Short-term debt and current portion of long-term debt	5,368	5,382
Current portion of capital lease obligations	57	88

Total current liabilities	9,125	7,677
Long-term debt	121	489
Capital lease obligations	1	59
Other non-current liabilities	1,044	736
Commitments
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at December 31, 2001 and 2000 (aggregate liquidation of $10,000 at December 31, 2001 and 2000)	5,081	5,081
Stockholders’ equity (deficit):
Common stock, no par value, 75,000,000 shares authorized; 37,389,603 and 25,303,091 shares issued and outstanding at December 31, 2001 and 2000, respectively	74,018	66,152
Deferred compensation	(20)	(71)
Accumulated deficit	(74,183)	(65,486)
Accumulated other comprehensive gain (loss)	(115)	332

Total stockholders’ equity (deficit)	(300)	927

Total liabilities and stockholders’ equity (deficit)	$15,072	$14,969

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		Five Months Ended
	December 31,		December 31,		Year Ended
					July 31,
	2001	2000	1999	1998	1999

	(In thousands, except per share amounts)

			(Unaudited)
Revenue:
Net product sales	$5,196	$2,134	$624	$897	$2,518
Contract research and grant revenue	367	207	332	11	51
Technology revenue	90	1,250	—	—	—
Royalty revenue	14	3	—	—	—

Total revenues	5,667	3,594	956	908	2,569
Operating costs and expenses:
Cost of product sales	1,483	1,938	500	271	771
Sales and marketing	3,129	2,539	946	733	1,703
General and administrative	4,707	5,495	1,684	837	2,261
Research and development	2,847	5,221	2,855	1,634	4,052
Restructuring costs	—	—	1,530	—	—
Depreciation and amortization	2,207	2,559	574	507	1,239
Loss on discontinued product line	677	—	—	—	—
Acquired in process research and development	—	—	15,168	—	—

Total operating costs and expenses	15,050	17,752	23,257	3,982	10,026

Loss from operations	(9,383)	(14,158)	(22,301)	(3,074)	(7,457)
Interest and other income, net	74	135	86	300	590
Rental income, net	612	261	5	35	83

Net loss	$(8,697)	$(13,762)	$(22,210)	$(2,739)	$(6,784)

Net loss per common share:
Basic and diluted	$(0.28)	$(0.56)	$(1.22)	$(0.17)	$(0.43)

Weighted average shares of common stock outstanding	31,425	24,722	18,240	15,712	15,712

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)
Years Ended December 31, 2001 and 2000, Five Months Ended December 31, 1999
and Year Ended July 31, 1999

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain/(Loss)	Equity/(Deficit)

	(In thousands, except share amounts)
Balances at July 31, 1998.	—	—	15,711,877	$41,328	$(87)	$(22,730)	$—	$18,511
Deferred compensation	—	—	—	169	(169)	—	—	—
Amortization of deferred compensation	—	—	—	—	187	—	—	187
Net loss	—	—	—	—	—	(6,784)	—	(6,784)

Balances at July 31, 1999	—	—	15,711,877	41,497	(69)	(29,514)	—	11,914
Issuance of preferred stock in business acquisition	2,155,715	5,081	—	—	—	—	—	—
Issuance of common stock in business acquisition	—	—	8,735,061	18,562	—	—	—	18,562
Issuance of stock options in business acquisition	—	—	—	5,310	—	—	—	5,310
Issuance of common stock to board members	—	—	23,130	54	—	—	—	54
Amortization of deferred compensation	—	—	—	—	16	—	—	16
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	(22,210)	—	(22,210)

Total comprehensive income/(loss)	—	—	—	—	—	—	—	(22,230)

Balances at December 31, 1999	2,155,715	5,081	24,470,068	65,423	(53)	(51,724)	(20)	13,626
Stock compensation for options and warrant granted to consultants	—	—	—	15	—	—	—	15
Deferred compensation	—	—	—	46	(46)	—	—	—
Amortization of deferred compensation	—	—	—	—	28	—	—	28
Issuance of common stock upon exercise of stock options	—	—	298,665	602	—	—	—	602
Issuance of common stock to board members	—	—	60,000	16	—	—	—	16
Issuance of shares pursuant to employee stock purchase plan	—	—	93,666	50	—	—	—	50
Other issuance of common stock	—	—	380,692	—	—	—	—	—
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	352	352
Net loss	—	—	—	—	—	(13,762)	—	(13,762)

Total comprehensive loss	—	—	—	—	—	—	—	(13,410)

Balances at December 31, 2000	2,155,715	5,081	25,303,091	66,152	(71)	(65,486)	332	927
Deferred compensation offset by cancellation of unvested options to a director	—	—	—	(26)	26	—	—	—
Stock compensation for options and warrants granted to consultants	—	—	—	601	—	—	—	601
Amortization of deferred compensation	—	—	—	—	25	—	—	25
Issuance of shares pursuant to employee stock purchase plan	—	—	193,214	112	—	—	—	112
Issuance of common stock to investors, net of issuance costs	—	—	8,969,397	5,270	—	—	—	5,270
Issuance of common stock upon exercise of warrant	—	—	2,873,563	1,500	—	—	—	1,500
Issuance of common stock upon exercise of stock options	—	—	50,338	58	—	—	—	58
Warrant issuances for cash	—	—	—	351	—	—	—	351
Comprehensive income (loss)
Net unrealized loss on investments	—	—	—	—	—	—	(447)	(447)
Net loss	—	—	—	—	—	(8,697)	—	(8,697)

Total comprehensive loss:								(9,144)

Balances at December 31, 2001	2,155,715	$5,081	37,389,603	$74,018	$(20)	$(74,183)	$(115)	$(300)

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended		Five Months Ended
	December 31,		December 31,		Year Ended
					July 31,
	2001	2000	1999	1998	1999

	(In thousands)

			(Unaudited)
Operating Activities
Net loss	$(8,697)	$(13,762)	$(22,210)	$(2,739)	$(6,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for options and warrants granted to consultants	601	15	—	—	—
Amortization of deferred compensation	25	28	16	123	187
Depreciation and amortization	2,207	2,559	661	520	1,273
Charge for in process research and development	—	—	15,168	—	—
Issuance of common stock to board members	—	16	54	—	—
Loss (gain) on the sale of equipment	43	21	30	(6)	(6)
Loss on discontinued product line	677	—	—	—	—
Write down of licenses and patents	81	—	—	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(500)	1,717	303	306	125
Inventories	(40)	120	29	(70)	(122)
Prepaid expenses and other current assets	122	(87)	(183)	15	102
Accounts payable	619	(1,968)	(134)	(246)	(53)
Accrued compensation	183	(1,290)	1,217	—	—
Deferred revenue	—	(167)	(239)	—	—
Accrued development costs	(541)	(1,038)	(36)	—	—
Other accrued liabilities	149	25	380	23	—
Other non-current liabilities	105	532	—	(6)	154

Net cash used in operating activities	(4,966)	(13,279)	(4,944)	(2,080)	(5,124)
Investing Activities
Purchase of short-term investments	—	—	(909)	(2,308)	(1,148)
Proceeds from the maturity of short-term investments	—	—	2,292	5,140	6,821
Proceeds from the sale of short-term investments	499	9,806	2,667	—	—
Net cash from RiboGene acquisition	—	—	9,258	—	—
Purchase of property, equipment and leasehold improvements	(183)	(85)	(100)	(139)	(651)
Proceeds from the sale of equipment	44	10	—	11	11
Increase in licenses and patents	—	—	—	(10)	(14)
Increase (decrease) in deposits and other assets	191	(550)	269	21	(198)

Net cash provided by investing activities	551	9,181	13,477	2,715	4,820
Financing Activities
Issuance of common stock and warrants, net	7,290	652	—	—	—
Net proceeds from common stock to be issued	960	—	—	—	—
Issuance of long-term debt	—	—	—	4	—
Issuance of capital leases	—	—	—	100	—
Repayment of long-term debt	(382)	(370)	(71)	(52)	(95)
Repayments of capital lease obligations	(88)	(278)	(59)	(39)	(108)

Net cash (used in) provided by financing activities	7,780	4	(130)	13	(203)

Increase (decrease) in cash and cash equivalents	3,365	(4,094)	8,403	648	(507)
Cash and cash equivalents at beginning of period	6,818	10,912	2,509	3,016	3,016

Cash and cash equivalents at end of period	$10,183	$6,818	$10,912	$3,664	$2,509

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$466	$667	$11	$23	$47

Noncash Investing and Financing Activities:
Equipment subleased under direct finance lease	$—	$591	$—	$—	$104

Cash Flow for Acquisition of RiboGene
Tangible assets acquired (net of $10,324 cash received)			$2,417
Acquired in process research and development			15,168
Goodwill and other intangibles			2,110
Common stock issued			(18,562)
Preferred stock issued			(5,081)
Stock issued			(5,310)

Cash received for acquisition (net of $1,066 acquisition costs)			$(9,258)

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization and Business Activity

      Questcor Pharmaceuticals, Inc., formerly Cypros Pharmaceutical Corporation, (the “Company”) was incorporated in California in 1990. The Company markets and sells acute-care, hospital-based products. The Company sells four products, HP Acthar® Gel (“Acthar”), an injectable drug that treats seriously ill children with a seizure complex, referred to as infantile spasm or West Syndrome, Ethamolin®, an injectable drug that treats bleeding esophageal varices, GlofilTM-125 and Inulin, both injectable drugs that assess kidney function by measuring glomerular filtration rate. In conjunction with the acquisition of RiboGene, Inc. (“RiboGene”), the Company changed its fiscal year end from July 31 to December 31. RiboGene had operated using a fiscal year ending December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Matters Affecting Ongoing Operations

      In May 2000, the Company’s sole customer for its NeofloTM product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing has had a negative impact on the Company’s sales and cash flow during calendar year 2000 and first quarter of 2001. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate the Company’s supply agreement effective that date. In May 2001, the Company closed its Lee’s Summit manufacturing facility where the NeofloTM product was being produced. As of December 31, 2001, there were no definitive purchasers of the NeofloTM product and its related assets, and as a result, the Company recorded a loss on the discontinuance of the NeofloTM product line of $677,000.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring operating losses since inception. From inception to December 31, 2001, the Company incurred cumulative net losses of approximately $74.2 million. The Company has cash, cash equivalents and short-term investments at December 31, 2001 of $10.6 million (including a compensating balance of $5 million, see Note 9).

      On March 15, 2002, in two separate transactions, the Company issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. The Company will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005. In conjunction with this transaction, the Company issued warrants to both the institutional investor and Sigma-Tau to acquire an aggregate of 1,518,988 shares of common stock at an exercise price of $1.70 per share. Both warrants expire on March 15, 2006 (see Note 17).

      While historical losses have been significant, the Company expects that based upon funds received from the convertible debentures, together with the expected sales from its marketed products, it will have sufficient capital to fund its operating requirements through the end of 2002.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Investments

      The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the statement of operations, in interest and other income, net.

Concentration of Risk

      Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company extends credit to its customers, primarily large drug wholesalers and distributors and certain hospitals and treatment centers, in connection with its product sales. The Company has not experienced significant credit losses on its customer accounts, with the exception of the product sales to NutraMax on which the Company wrote off $29,000 in 2001 and $144,000 in 2000. Three customers accounted for 29%, 23% and 22% of product sales for the year ended December 31, 2001. NutraMax individually accounted for 29% of product sales for the year ended December 31, 2000. Three customers individually accounted for 24%, 17% and 14% of sales for the five months ended December 31, 1999. Two customers individually accounted for 23% and 21% of sales for the year ended July 31, 1999. The percentages above represent different customers for each year.

      The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. All of the Company’s manufacturers are sole-source manufacturers and no alternative suppliers exist.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market value.

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives (five years) or the remaining term of the lease.

Goodwill and Other Intangible Assets

      Goodwill was generated from the merger with RiboGene and is being amortized on a straight-line basis over three years. Other intangible assets consist of the assembled workforce, purchased technology and license and patent costs. Purchased technology associated with the acquisitions of GlofilTM-125, Inulin and Ethamolin® is stated at cost and amortized over the estimated sales life of the product (seven years). The assembled workforce and purchased technology acquired from the merger with RiboGene are amortized on a straight-line basis over the period estimated to be benefited (three years). License and patent costs are amortized over the estimated economic lives (generally six years) commencing at the time the license rights are granted or the patents are issued (see Note 8).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standard on Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company regularly evaluates its long-lived assets for indicators of possible impairment, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

Revenue Recognition

      Revenues from product sales of Acthar®, Ethamolin®, GlofilTM-125, and Inulin are recognized based upon shipping terms, net of estimated reserves for sales returns and discounts. Revenues from GlofilTM-125 unit dose sales are recognized upon receipt by the Company of monthly sales reports from its third-party distributor. The Company sells product to wholesalers, who in turn sell our products to doctors and hospitals. The Company’s return policy allows customers to return expired product within six months beyond the expiration date. All returns are subject to quality assurance reviews prior to acceptance. We do not require collateral from our customers.

      Revenue earned under collaborative research agreements is recognized as the related services are performed and research expenses are incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred.

      The Company has received government grants which support the Company’s research effort in specific research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various awards.

Research and Development

      Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Loss Per Share

      Basic and diluted net loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at December 31, 2001, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 6,878,466 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 3,185,185 warrants. For the twelve months ended December 31, 2000 shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 5,580,068 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 989,664 warrants. For the five months ended December 31, 1999, an aggregate of 9,308,734 stock options, preferred shares, placement unit options and warrants would have been included in the diluted net loss per share calculation. For the year ended July 31, 1999, an aggregate of 2,268,686 stock options and warrants would have been included in the diluted net loss per share calculation.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      For equity awards to non-employees, including lenders and lessors and consultants, the Company applies the Black-Scholes method to determine the fair value of such instruments. The options and warrants granted to non employees are re-measured as they vest and the resulting value is recognized as expense over the period of services received or the term of the related financing.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the Statement of Preferred Stock and Stockholders’ Equity (Deficit).

Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore SFAS 131 does not affect the Company’s financial statements.

      Product sales revenue consists of the following (in thousands):

			Five Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	July 31,
	2001	2000	1999	1999

HP Acthar® Gel	$2,141	$—	$—	$—
Ethamolin®	1,695	618	319	1,522
GlofilTM-125	982	691	251	621
Inulin	317	207	19	208
NeofloTM	61	618	35	167

	$5,196	$2,134	$624	$2,518

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company’s adoption of SFAS 133 as of January 1, 2001 did not have a material impact on its financial statements.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the FASB issued Statement No. 141, “Business Combinations” (SFAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 200l. Use of the pooling-of-interests method will be prohibited. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. The Company will adopt these statements during the first quarter of fiscal 2002. The Company is currently evaluating the provisions of SFAS 142 related to $479,000 of unamortized goodwill and workforce at December 31, 2001.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statements, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 on January 1, 2002 will have a material impact on the Company’s financial position or results of operations.

Reclassifications

      Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.

2.     Acquisition of RiboGene, Inc.

      On November 17, 1999 the Company completed its merger with RiboGene. The Company issued 8,735,061 shares of its common stock and 2,155,715 shares of its preferred stock, valued at $18.6 million and $5.1 million, respectively, for all the outstanding common and preferred stock of RiboGene. In addition, the Company assumed RiboGene’s outstanding stock options and warrants, valued at $5.3 million, and incurred transaction and other costs of approximately $1.0 million. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of RiboGene are included in the consolidated statement of operations from the acquisition date.

      The purchase price was allocated based upon the estimated fair value of the assets acquired as follows (in thousands):

In process research and development	$15,168
Net tangible assets acquired	12,742
Goodwill	1,023
Developed technology	470
Assembled workforce	616

$30,019

      The Company calculated amounts allocated to in-process research and development using established valuation techniques in the pharmaceutical industry, and expensed such amounts in the quarter the acquisition was consummated because technological feasibility of the in-process technologies acquired had not been

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieved and no alternative future uses had been established. The Company computed its valuation of purchased in-process research and development using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technologies. In process research and development represents the estimated value of EmitasolTM which was being tested in a Phase II clinical trial.

      In addition to in-process research and development, the excess purchase price over the estimated value of the net tangible assets acquired was allocated to developed technology, assembled work force and goodwill. The value assigned to developed technology was based upon future discounted cash flows related to the projected income streams from sales of EmitasolTM in a particular country where the drug has received regulatory approval. The value of the assembled workforces was based upon the cost to replace those work forces. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over a three-year period.

      The following summary unaudited proforma information shows the proforma combined results of Questcor and RiboGene for the five months ended December 31, 1999 and for the year ended July 31, 1999, as if the RiboGene acquisition had occurred on August 1, 1998 at the purchase price established in December 1999. Accordingly, the results are not necessarily indicative of those which would have occurred had the acquisition actually been made on August 1, 1998 or of future operations of the combined companies. The following net loss and loss per share amounts have been adjusted to exclude the write-off of acquired in process research and development of $15.2 million and include the goodwill and other intangible amortization of $293,000 for the five months ended December 31, 1999 and $703,000 for the year ended July 31, 1999.

	Five Months Ended	Year Ended
	December 31,	July 31,
	1999	1999

	(In thousands except per share
	amounts)
Net revenue	$1,698	$4,948
Net loss	(12,746)	(18,366)
Basic and diluted net loss per share	(0.52)	(0.75)

      As a result of the RiboGene acquisition, the Company incurred restructuring costs of $1.5 million that consisted primarily of employee severance costs, of which $594,000 was accrued at December 31, 1999 and paid in the first quarter of 2000. Employee severance costs relate to the termination of approximately 20 former Cypros Pharmaceutical’s employees in the general and administrative, research and development, clinical and regulatory, and sales and marketing departments following the merger with RiboGene.

      During 2000, the Company issued 380,692 common stock to certain former stockholders to replace their shares of Questcor common stock which should have been issued in the RiboGene acquisition but which apparently had been lost. The Company decided to not establish a bond required by the transfer agent to cancel the original shares.

3.     Development and Collaboration Agreements

      In January 1998, RiboGene entered into a collaboration with Dainippon for two of its targets in the antibacterial program. As part of the collaboration, Dainippon agreed to provide research support payments over three years, and fund additional research and development at Dainippon. Following the merger with RiboGene, the Company recognized approximately $240,000 of research revenue related to this agreement. Collaborative research payments from Dainippon are non-refundable. In January 2000, the Company modified its existing agreement with Dainippon. In exchange for a $2.0 million cash payment and potential future milestone and royalty payments, the Company has granted an exclusive, worldwide license to Dainippon to use the Company’s ppGpp Degradase and Peptide Deformylase technology for the research, development and commercialization of pharmaceutical products. The Company has retained the right to co-promote, in Europe

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the U.S., certain products resulting from the arrangement. The Company will be entitled to receive milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. Additionally, the Company will receive a royalty on net sales that will range from 5% to 10%, depending on sales volume and territory. Both companies have agreed to terminate the antibacterial research collaboration that was established in January 1998 between the two companies. The original agreement anticipated a third year of research collaboration between the two firms. Hence, all drug discovery efforts at the Company have ceased and have been transferred to Dainippon in Osaka, Japan.

      On September 27, 2000 Questcor entered into an agreement with Rigel Pharmaceuticals, Inc. to sell exclusive rights to certain proprietary antiviral drug research technology. In exchange for a cash payment of $750,000, 83,333 shares of Rigel’s preferred stock valued at $500,000 (or $6 per share) and potential future milestone and royalty payments, Questcor has assigned to Rigel certain antiviral technology, including its Hepatitis C drug discovery technology for the research, development and commercialization of pharmaceutical products. As part of this agreement the Company assigned to Rigel the exclusive worldwide license to certain patent rights and technology relating to the interaction of the hepatitis C virus NS5A protein and PKR which the Company received from the University of Washington pursuant to an agreement entered into with the University of Washington in 1997. As a result, the Company has no further interest in any patent or technology rights under any agreement with the University of Washington.

      As a result of the merger with RiboGene, the Company assumed an option and license agreement entered into with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd, (“Shire”) in July 1998 for the development of EmitasolTM, an intranasally administered drug being developed for the treatment of diabetic gastroparesis and for the prevention of delayed onset emesis. Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to EmitasolTM. This option expired in July 2001. Under the collaboration agreement, the Company was obligated to fund one-half of the clinical development expenses for EmitasolTM up to an aggregate of $7.0 million. Through December 31, 2001 the Company has made development payments for EmitasolTM, under the terms of the agreement with Shire, totaling $4.6 million, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs. Shire asserts that the Company owes $348,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option, which the Company has accrued for as of December 31, 2001. The Company has requested that Shire return certain items to the Company, including the transfer of the Investigational New Drug applications (“INDs”) relating to EmitasolTM and the assignment of the intellectual property relating to EmitasolTM generated in the course of the development program. Shire also holds all 2,155,715 outstanding shares of the Company’s Series A preferred stock which it originally acquired from RiboGene for a payment of $10 million. The Company intends to seek a new corporate partner to continue the development of EmitasolTM in North America.

      The Company had licenses to various patents for Cordox. The license agreements require payments of cash, warrants or the issuance of stock options to the licensors upon accomplishment of various milestones and the payment of royalties to the licensors upon the commercial sale of products incorporating the licensed compound. In September 2001 the Company completed its final review of a study conducted on CordoxTM, and based on the results, decided to discontinue all further work on CordoxTM. The Company intends to, therefore, terminate all agreements related to CordoxTM. The Company has also abandoned any patents related to CordoxTM.

      In February 2001, the Company announced that it had exclusively licensed certain antifungal drug research technology to Tularik, Inc. In exchange, the Company received a $90,000 cash payment, $30,000 for the reimbursement of patent expenses and is entitled to future potential milestone and royalty payments. In

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents.

      In June 2001, the Company signed a Letter of Understanding with Fabre Kramer Pharmaceuticals, Inc (“Fabre Kramer”) of Houston, TX, to jointly pursue the worldwide development and commercialization of HypnostatTM (intranasal traizolam) for insomnia and PanistatTM (intranasal alprazolam) for panic disorders, two of its product candidates. In January 2002 the Company modified the original Letter of Understanding and signed a new Letter of Understanding with Fabre Kramer whereby the firms anticipate to license these products to Fabre Kramer in exchange for milestone and revenue share payments.

      In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals, Inc., a private company owned in part by the major shareholders of Sigma-Tau to promote, sell and distribute VSL#3TM in the U.S. VSL#3TM is a patented probiotic dietary supplement used to promote normal gastrointestinal (GI) function. The promotion agreement requires the Company to remit quarterly payments, based on a percentage of net sales of VSL#3TM, to VSL Pharmaceuticals. The Company will also receive from VSL Pharmaceuticals a percentage of net sales for incremental expenses related to certain warehousing and customer support services.

4.     Product Acquisition

      In July 2001, the Company had entered into an Asset Purchase agreement with Aventis Pharmaceuticals Inc. (“Aventis”) to acquire the worldwide rights to Acthar® as well as inventory and certain assets used to manufacture Acthar®. Acthar® is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders (“NORD”), to treat seriously ill children with a seizure complex, referred to as infantile spasm or West Syndrome, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of “flare”. The Company paid an upfront fee, has agreed to pay an annual royalty on net sales above a predetermined amount and has agreed to acquire certain remaining inventory at a predetermined price. Aventis has also agreed to supply Acthar® at the predetermined price until the earlier of the transfer of the manufacturing process to another vendor of July 27, 2002. The Company expects to have adequate supply of Acthar® to support forecasted demand through December 2002. The Company began shipping Acthar® in the third quarter of 2001.

5.     Investments

      Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

	December 31,	December 31,
	2001	2000

Money market funds	$4,943	$1,275
Certificates of deposit (compensating balance, see Note 9)	5,000	5,000
Corporate debt securities	—	499
Corporate equity investments	388	834

	10,331	7,608
Less amounts classified as cash equivalents	(9,943)	(6,275)

Short-term investments	$388	$1,333

      At December 31, 2001, the equity investment had a cost of $500,000 and an unrealized loss of $112,000. At December 31, 2000, the equity investment had a cost of $500,000 and an unrealized gain of $334,000. At December 31, 2001, and 2000, the differences between the fair value and amortized cost of all other

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments were insignificant. The Company has not experienced any significant realized gains or losses on its investments.

6.     Inventories

      Inventories consist of the following (in thousands):

	December 31,	December 31,
	2001	2000

Raw materials	$—	$41
Finished goods	152	43
Less allowance for obsolete inventories	(56)	(28)

	$96	$56

7.     Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2001	2000

Laboratory equipment	$477	$1,014
Office equipment, furniture and fixtures	895	887
Leasehold improvements	206	806

	1,578	2,707
Less accumulated depreciation and amortization	(976)	(1,280)

	$602	$1,427

      Depreciation and amortization expense totaled $580,000 for the year ended December 31, 2001 and $886,000 for the year ended December 31, 2000, respectively.

8.     Goodwill and Other Intangibles

      Goodwill and other intangibles consist of the following (in thousands):

	December 31,	December 31,
	2001	2000

Goodwill	$1,023	$1,023
Purchased technology	6,752	6,752
Assembled workforce	616	616
Licenses and patents	—	351

	8,391	8,742
Less accumulated amortization	(6,753)	(5,385)

	$1,638	$3,357

      The Company wrote off the remaining unamortized balance associated with licenses and patents of $81,000 as these were related to drugs that are no longer in development.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt

      Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2001	2000

Note payable to a bank due March 2002 (with exercise of 90 day extension), collateralized by a cash secured facility, bearing interest at CD Rate plus 2%	$5,000	$5,000
Notes payable for equipment financing due August 2002, November 2002, February 2003, and April 2003 collateralized by the underlying equipment, bearing interest at 12.72%	489	871

	5,489	5,871
Less current portion	(5,368)	(5,382)

Total	$121	$489

      The cost of equipment specifically pledged under these agreements totals $1.5 million and $1.7 million at December 31, 2001 and 2000, respectively.

      In December 1998, RiboGene borrowed $5.0 million pursuant to a long-term note payable to a bank. The note required monthly interest only payments at prime plus 1.0%. The rate at December 31, 2001 was 5.75%. In November 2000, the $5.0 million long-term note payable was converted into $5.0 million cash secured facility. The minimum $5.0 million compensatory balance, which was invested in certificates of deposit, is included in cash and cash equivalents. The note was paid in full on January 18, 2002.

      The amounts due for notes payable for equipment financing in 2002 and 2003, are $368,000 and $121,000, respectively.

      The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments of similar terms, degrees of risk and remaining maturities. The carrying value of these obligations approximate their respective fair values as of December 31, 2001 and 2000. Interest expense was $465,000, $729,000 and $10,000 for the years ended December 31, 2001 and 2000 and the five months ended December 31, 1999, respectively.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments

Leases

      The Company leases its office and distribution facilities under operating lease agreements and certain equipment under capital lease agreements, the terms of which range from 5 years to 15 years. Minimum future obligations under both operating and capital leases as of December 31, 2001 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2002	$1,449	$60
2003	1,497	1
2004	1,549	—
2005	1,466	—
2006	1,294	—
Thereafter	7,564	—

	14,819	61

Less amounts representing interest		(3)
Present value of minimum lease payments		58
Current portion of capital lease obligations		(57)

Long-term capital lease obligations		$1

      The net book value of the equipment acquired under capital leases totaled $153,000 (net of accumulated amortization of $370,000) at December 31, 2001, and $319,000 (net of accumulated amortization of $191,000) at December 31, 2000. Amortization of equipment under capital leases is included within depreciation expense.

      In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including sub-leasing its laboratory equipment for its Hayward, California facility. Due to the termination of the Company’s drug discovery programs, the space and equipment were no longer needed. Thus, the Company subleased this space. The current sublessee of the Hayward facility subleased and fully occupied the 30,000 square feet facility after the Company’s relocation occurred in May 2001.

      On October 26, 2000, the Company entered into an agreement to lease a new facility in Union City, California. The initial lease term is for 120 months, with an option for an additional five years. As a condition of this agreement, the Company provided an irrevocable Letter of Credit in the amount of $659,000 for a period of 24 months, with the face value of the Letter of Credit, subject to certain conditions, declining thereafter. The Company entered into this new lease agreement in order to take advantage of lower rent costs as laboratory space is no longer necessary. This letter of credit is included in “Deposits and other assets” on the balance sheet.

      Rent expense totaled $1,556,000 for the year ended December 31, 2001, $1,037,000 for the year ended December 31, 2000, $313,000 for the five months ended December 31, 1999 and $509,000 for the year ended July 31, 1999. Rent expense comprises the cost associated with four buildings leased by the Company including its current headquarters located in Union City, California, its former headquarters in Hayward, California, Carlsbad, California, and a production facility in Lee’s Summit, Missouri. Net rental income totaled $612,000 for the year ended December 31, 2001, $261,000 for the year ended December 31, 2000, $5,000 for the five months ended December 31, 1999 and $83,000 for the year ended July 31, 1999. In the above table, minimum lease payments have not been reduced by minimum sublease income of approximately

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$949,000, $997,000, $1,048,000, $1,100,000 and $563,000 in the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

11.     Preferred Stock and Stockholders’ Equity

Preferred Stock

      Pursuant to its Articles of Incorporation, the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series and has issued 2,155,715 shares of its Series A Preferred Stock, as of December 31, 2001. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends concurrently with the Common Stock, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefrom. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock is convertible, at the option of the holder of such share, into one share of Common Stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of Common Stock. The Articles of Incorporation authorizes the issuance of Preferred Stock in classes, and the Board of Directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions.

      The Series A Preferred Stock has a liquidation preference equal to $4.64 per share plus all declared and unpaid dividends which is payable upon the occurrence of a liquidation, consolidation, merger or the sale of substantially all of the Company’s stock or assets. The Company excluded the Series A Preferred Stock from total stockholders’ equity due to the nature of the liquidation preference of the preferred stock.

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

      In April 2001, the Company entered into a Stock and Warrant Purchase Agreement with Sigma-Tau pursuant to which Sigma-Tau purchased (i) an aggregate of 2,873,563 shares of common stock at a purchase price of $0.52 per share, for an aggregate purchase price of $1,500,000, and (ii) a warrant to purchase an additional 2,873,563 shares of common stock at a purchase price of $0.52 per share. In May 2001, as required under the rules of AMEX, the Company sought and received shareholder approval to allow for full exercise of the warrant. In July 2001, Sigma-Tau assigned the warrant to Paolo Cavazza and Claudio Cavazza, the principal shareholders of Sigma-Tau, who exercised the warrant in full, purchasing 2,873,563 shares of common stock at a purchase price of $0.52 per share, resulting in aggregate proceeds to the Company of $1,500,000 (including the $100,000 originally paid by Sigma-Tau to acquire the warrant).

      In July 2001, the Company entered into a Stock Purchase Agreement with Sigma-Tau pursuant to which Sigma-Tau purchased 5,279,034 shares of common stock at a purchase price of $0.66 per share, for an aggregate purchase price of $3,500,000.

      In December 2001, the Company entered into a Promotion Agreement with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. In connection with this Promotion Agreement, the Company entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to its market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share before December 1, 2003. The Company issued the common stock related to this transaction in February 2002, and as such, it is reflected as “Unissued common stock” on the Company’s balance sheet. Additionally, in connection with this transaction, the Company entered into a standstill agreement with Sigma-Tau whereby Sigma-Tau and its affiliates agreed to limit purchases of common stock on the open market to no more that 2,000,000 shares through July 2003. Assuming Sigma-Tau exercises its warrants in full, they would own approximately 34% (including the 640,000 shares of common stock issued in February 2002) of the Company’s outstanding common stock as of December 31, 2001.

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

Placement Agent Unit Options

      As part of the acquisition of RiboGene, the Company assumed placement agent options from a 1997 offering of preferred stock by RiboGene. At December 31, 2001, options to purchase 986,898 shares of common stock and 61,475 Class A warrants were outstanding at an aggregate exercise price of approximately $1,096,000. The Class A warrants have an exercise price of $4.64 per share.

Warrants

      The Company has 3,123,710 warrants outstanding at December 31, 2001 (excluding 61,475 Class A warrants underlying Placement Agent Unit Options), entitling the holders thereof to purchase a total of 4,172,083 shares of Common Stock.

		Weighted Average	Weighted Average
		Exercise Price	Remaining
		per Share of	Contractual Life
	Shares	Common Stock	(In Years)

Class A common stock	245,917	$4.64	2.5
Other common stock warrants	2,877,793	$1.86	2.2

Total	3,123,710	$2.08	2.2

Stock Option Plans

      For the years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, the Company recorded amortization of deferred stock compensation of $25,000, $28,000, $16,000 and $187,000, respectively. As of December 31, 2001 the Company had $20,000 of remaining unamortized deferred compensation. This amount is included as a deduction of stockholders’ equity and is being amortized over the vesting period of the underlying options.

      Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method set forth in SFAS 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

      The weighted-average fair value of granted options was $1.65, $2.19, $2.70 and $2.14 for the years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model and a graded-vesting approach using the following weighted-average assumptions for years ended December 31, 2001 and 2000, the five months ended December 31, 1999, and the year ended July 31, 1999, respectively: risk-free interest rate of 5%, 5%, 6% and 6%, respectively; weighted-average expected option life of 7.6 years; volatility of 86%, 72%, 85% and 85%, respectively, and no dividends.

      The Company’s pro forma net loss was $9.9 million, $15.3 million, $22.9 million and $10.5 million for the years ended December 31, 2001 and 2000 the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. The Company’s pro forma net loss per share was $0.31, $0.62, $1.26 and $0.67 for the years ended December 31, 2001 and 2000, for the five months ended December 31, 1999 and the year ended July 31, 1999, respectively.

      On September 28, 2000, the Company adopted the Employee Stock Purchase Plan (“ESPP”). As of December 31, 2001, 600,000 shares of common stock were reserved for issuance under the ESPP. The ESPP provides for payroll deductions for eligible employees to purchase common stock at the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. The first purchase date was December 31, 2000. On this date 93,666 shares were purchased at $0.53 per share. For the year ended December 31, 2001, 193,214 shares have been purchased under this plan at an average purchase price of $0.58 per share.

      As of December 31, 2001, 12,500,000 shares of common stock were reserved for issuance under the 1992 Stock Option Plan (the “1992 Plan”). The 1992 Plan provides for the grant of incentive and nonstatutory stock options with various vesting periods, generally four years, to employees, directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted under the 1992 Plan is ten years.

      As of December 31, 2001, 1,250,000 shares of common stock were reserved for issuance under the 1993 Non Employee Directors Stock Option Plan (the “Director’s Plan”). The Director’s Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director and an additional 10,000 options each January thereafter upon reappointment. Additionally, each director received payment of $2,000 for each board meeting attended. The options vest over four years and the exercise price of the options is 85% of the fair market value on the date of grant. The maximum term of options granted under the 1993 Directors Plan is ten years.

      For the calendar year 2001, the Company compensated members of the Board of Directors for attending the Board of Directors meetings, by granting them 30,000 options each to purchase common stock in lieu of the $2,000 payment per meeting. The options were issued under the 1992 Plan and vest over twelve months. For the calendar year 2000, the Company paid members of the Board of Directors in cash ($2,000) for attending the Board of Directors meetings, and terminated the stock bonus program, which was in effect for the five month period ended December 31, 1999, during which the Company paid directors in shares of common stock (“stock bonus”). The number of shares of common stock issued with each stock bonus was equal to $2,000 divided by the ten-day average of the closing sales price for the common stock as quoted on the American Stock Exchange for the ten trading days immediately preceding the date of the board meeting

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at which the Stock Bonus is earned. Stock bonuses were 100% vested on the date of the grant. The Company recognized $16,000 of expense related to stock bonuses for the year ended December 31, 2000 and $54,000 for the five months ended December 31, 1999.

      The following table summarizes stock option activity under the 1992 and 1993 Plans:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance at July 31, 1998.	1,892,489	$4.36
Granted	570,550	$2.78
Canceled	(194,353)	$3.44

Balance at July 31, 1999.	2,268,686	$3.94
Granted	3,003,791	$1.27
Canceled	(83,563)	$2.48

Balance at December 31, 1999	5,188,914	$2.70

Granted	1,732,015	$1.34
Exercised	(298,665)	$2.14
Canceled	(1,042,196)	$3.44

Balance at December 31, 2000	5,580,068	$2.19

Granted	3,284,900	$1.00
Exercised	(50,338)	$1.15
Canceled	(1,936,164)	$2.11

Balance at December 31, 2001	6,878,466	$1.65

      Options granted in 1999 include options granted at the close of the merger to former employees of RiboGene in exchange for their RiboGene options.

      At December 31, 2001, options to purchase 3,346,440 shares of common stock were exercisable and there were 6,471,402 shares available for future grant under both plans.

      At December 31, 2001 and 2000, there were 743,633 and 173,633 options outstanding that were granted to consultants. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2001 and 2000 the Company recorded $601,000 and $15,000, respectively, as compensation expense.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exercise prices and weighted average remaining contractual life for the options outstanding as of December 31, 2001 are as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.47 - $ 0.67	549,550	9.03	$0.60	116,484	$0.59
$ 0.75 - $ 0.75	760,000	8.92	$0.75	232,291	$0.75
$ 0.81 - $ 1.10	820,270	7.47	$0.95	357,451	$0.86
$ 1.13 - $ 1.21	523,000	9.53	$1.20	25,769	$1.15
$ 1.24 - $ 1.25	1,417,115	7.90	$1.25	781,565	$1.25
$ 1.30 - $ 1.53	725,755	8.17	$1.45	205,648	$1.38
$ 1.56 - $ 1.69	721,376	7.24	$1.65	464,232	$1.65
$ 1.69 - $ 3.73	920,967	5.76	$3.06	722,567	$3.17
$ 3.83 - $ 5.50	437,200	4.40	$4.87	437,200	$4.87
$20.88 - $20.88	3,233	4.72	$20.88	3,233	$20.88

	6,878,466	7.62	$1.65	3,346,440	$2.12

Reserved Shares

      The Company has reserved shares of common stock for future issuance as follows:

December 31,
2001

Outstanding options	6,878,466
Convertible preferred stock issued and outstanding	2,155,715
Placement agent unit options	986,898
Class A warrants (including Class A warrants underlying Placement Agent Unit Options)	307,392
Common stock warrants	2,877,793
Reserved for future grant or sale under option plans	6,471,402

19,677,666

12.     Discontinued Product Line

      As a result of the Company’s sole customer for its NeofloTM product, NutraMax Products, Inc., filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and the Company’s inability to produce NeofloTM profitably, the Company has discontinued its NeofloTM product line. In May 2001, the Company closed its Lee’s Summit manufacturing facility where the NeofloTM product was produced. As of December 31, 2001, the Company was unable to find a purchaser for the NeofloTM product and associated assets. As such, the Company has determined that it is appropriate to record a loss related to the discontinuance of the NeofloTM product line. The loss of $677,000 represents a writedown of the assets of approximately $262,000 consisting mainly of manufacturing equipment directly related to the NeofloTM product line and estimated remaining lease payments of $415,000 for the Lee’s Summit facility.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

      As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $92.1 million and $16.5 million, respectively. The Company also had federal and California research and development tax credits of approximately $1.8 million and $1.1 million. The federal and state net operating loss and credit carryforwards expire at various dates beginning in the years 2006 through 2021, if not utilized.

      Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,	December 31,
	2001	2000

Deferred tax liabilities:
Goodwill and purchased intangibles	$500	$600

Deferred tax assets:
Net operating loss carryforwards	$32,300	$30,700
Research and development credits	2,500	2,400
Capitalized research and development expenses	1,200	3,200
Acquired research and development	1,100	1,100
Other, net	900	500

Total deferred tax assets	38,000	37,900
Valuation allowance	(37,500)	(37,300)

Net deferred taxes	$—	$—

      Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $200,000, 22.3 million and $2.6 million during the periods ended December 31, 2001, 2000, and 1999, respectively.

14.     Legal Proceedings

      In July 1998, the Company was served with a complaint in the U.S. Bankruptcy Court for the southern District of New York by the Trustee for the liquidation of the business of A.R. Baron & Co., Inc. (“A.R. Baron”) and the Trustee of The Baron Group, Inc. (the “Baron Group”), the parent of A.R. Baron. The complaint alleged that A.R. Baron and the Baron Group made certain preferential or fraudulent transfers of funds to the Company prior to the commencement of bankruptcy proceedings involving A.R. Baron and the Baron Group. The Trustee sought return of the funds totaling $3.2 million.

      During the quarter ended June 30, 2000, the Company reached an agreement to settle the Baron litigation and pay a total amount of $525,000 to the bankruptcy estates of the Baron entities. Additionally, the Company also reached a settlement agreement with a former insurer in connection with the Baron litigation in which the insurer would pay the company $150,000 in exchange for policy releases. The Company believes that settling this claim for a new payment of $375,000 which was charged to operations in 2000, was an

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptable outcome to avoid incurring further legal fees and management diversion. On September 26, 2000, the courts formally approved the settlement and the case is now closed.

15.     Related Party Transactions

      Sigma Tau owns approximately 30% of the Company’s outstanding common stock as of December 31, 2001. In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., a private company owned in part by the major shareholders of Sigma Tau, to promote, sell and distribute VSL#3TM in the U.S.

      In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC, (“Glenridge”). Kenneth R. Greathouse, the Company’s Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company paid Glenridge $104,000 in February 2002 related to 2001 royalties on Acthar® sales.

16.     Defined Contribution Plan

      The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit and the Plan was adopted in 2000. The Company matched employee contributions according to specified formulas and contributed $48,000 and $64,000 for the years ended December 31, 2001 and 2000, respectively.

17.     Subsequent Events

      On January 2, 2002, the Company entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp, the parent company of Cupertino National Bank. Under the Agreement, the Company can borrow up to the lesser of 80% of the eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the note is one year and the note automatically renews annually, unless the Company terminates the agreement.

      On March 15, 2002, in two separate transactions, the Company issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. The Company will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). At the end of the term of the debenture, under certain circumstances, the Company has the option to repay the principal in stock and, under certain circumstances, the Company can also redeem the debenture for cash prior to maturity. The debentures mature on March 15, 2005. In conjunction with this transaction, the Company issued warrants to both the institutional investor and Sigma-Tau to acquire an aggregate of 1,518,988 shares of common stock at an exercise price of $1.70 per share. Both warrants expire on March 15, 2006. In connection with the issuance of the debentures and warrants, the Company expects to record a deferred expense related to a beneficial conversion feature. This amount will be amortized to interest expense over the term of the debentures. Assuming the conversion and exercise of the above-mentioned debenture and warrant by Sigma-Tau and assuming the exercise of all other outstanding warrants held by Sigma-Tau, Sigma-Tau would own approximately 38% of the Company’s outstanding common stock as of March 15, 2002.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 14(a)(2))

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001 and 2000, Five Months Ended December 31, 1999 and the
Year Ended July 31, 1999.

	Balance at	Additions	Deductions
	Beginning	Charged to	and	Balance at
	Period	Income	Write-offs	Period

	(In thousands)
Reserves for uncollectible accounts
December 31, 2001	$56	$51	$29	$78
December 31, 2000	$30	$170	$144	$56
December 31, 1999	$15	$15	—	$30
July 31, 1999	—	$16	$1	$15

Reserves for sales returns and allowances
December 31, 2001	—	$271	$50	$221

Reserves for obsolete inventories
December 31, 2001	$28	$45	$17	$56
December 31, 2000	—	$28	—	$28

      All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Merger agreement entered into August 4, 1999, by and among Cypros Pharmaceutical Corporation, a California corporation (“Parent”), Cypros Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and RiboGene, Inc., a Delaware corporation (the “Company”).
3.1*****	By-laws of the Registrant
3.2**	Restated Certificate of Incorporation of Cypros Pharmaceutical Corporation, a California corporation, dated November 5, 1999
4.1	Warrant dated December 1, 2001 between Registrant and Paolo Cavazza
4.2	Warrant dated December 1, 2001 between Registrant and Claudio Cavazza
10.1***	Forms of Incentive Stock Option and Non-statutory Stock Option
10.2****	Amended 1992 Employee Stock Option Plan
10.3*****	1993 Non-employee Directors Equity Incentive Plan, as amended, and related form of Nonstatutory Stock Option
10.4*****	Employment Agreement dated as of August 4, 1999 between the Registrant and Charles J. Casamento
10.5******	2000 Employee Stock Purchase Plan
10.6	Asset Purchase Agreement dated July 27, 2001 between the Registrant and Aventis Pharmaceuticals Products, Inc.Δ
10.7	First Amendment to Asset Purchase Agreement dated January , between the Registrant and Aventis Pharmaceuticals Products, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999

**	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration Statement No. 333-30558, and incorporated herein by reference

***	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference

****	Filed as an exhibit to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference

*****	Filed as an exhibit to the Registrant’s Registration Statement Form S-4, Registration Statement No. 333-87611, and incorporated herein by reference

******	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration Statement No. 333-46990, and incorporated herein by reference

Δ	Questcor has requested confidential treatment with respect to portions of this exhibit