Form 10-Q
period 2002-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2002-05-10
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________.

Commission file number: 0-20772

QUESTCOR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0476164
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

3260 Whipple Road
Union City, CA 94587-1217
(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

At May 8, 2002 there were 38,451,554 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents (which included a compensating balance of $5,000 at December 31, 2001)	$10,063	$10,183
Short-term investments	296	388
Accounts receivable, net of allowance for doubtful accounts of $86 at March 31, 2002 and $78 at December 31, 2001	958	672
Inventories	32	96
Prepaid expenses and other current assets	1,215	377

Total current assets	12,564	11,716
Property and equipment, net	575	602
Purchased technology and goodwill, net	1,378	1,638
Deposits and other assets	1,152	1,116

Total assets	$15,669	$15,072

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,184	$1,095
Accrued compensation	401	575
Unissued common stock	—	960
Other accrued liabilities	1,522	1,070
Note payable to bank	—	5,000
Short-term debt and current portion of long-term debt	1,367	368
Current portion of capital lease obligations	45	57

Total current liabilities	4,519	9,125
Convertible debentures, (face amount of $4,000), net of deemed discount of $1,443	2,557	—
Long-term debt	39	121
Other non-current liabilities	1,054	1,045
Commitments
Preferred stock, subject to redemption	5,081	5,081
Stockholders’ equity (deficit):
Common stock	77,156	74,018
Deferred compensation	(16)	(20)
Accumulated deficit	(74,515)	(74,183)
Accumulated other comprehensive income (loss)	(206)	(115)

Total stockholders’ equity (deficit)	2,419	(300)

Total liabilities and stockholders’ equity	$15,669	$15,072

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Net product sales	$3,806	$701
Contract research and grant revenue	45	225
Technology revenue	—	90
Royalty revenue	3	—

Total revenues	3,854	1,016
Operating costs and expenses:
Cost of product sales	576	361
Sales and marketing	1,332	644
General and administrative	1,332	744
Research and development	461	747
Non-cash stock based compensation	267	15
Depreciation and amortization	344	559

Total operating costs and expenses	4,312	3,070

Loss from operations	(458)	(2,054)
Non-cash amortization of deemed discount on convertible debentures	(44)	—
Interest income, net	27	27
Other income, net	71	—
Rental income, net	72	155

Net loss	$(332)	$(1,872)

Basic and diluted net loss per common share	$(0.01)	$(0.07)

Weighted average shares of common stock outstanding	37,843	25,371

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2002	March 31, 2001
OPERATING ACTIVITIES
Net loss	$(332)	$(1,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to stock options	267	(4)
Amortization of deemed discount on convertible debentures	44	—
Depreciation and amortization	344	559
Deferred rent expense	10	—
Gain on the sale of equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(286)	(344)
Inventories	64	31
Prepaid expenses and other current assets	(838)	(284)
Accounts payable	89	562
Accrued compensation and employee benefits	(174)	187
Accrued development costs	—	(23)
Other accrued liabilities	453	(479)

Net cash flows used in operating activities	(361)	(1,667)

INVESTING ACTIVITIES
Proceeds from the maturity of short-term investments, net	—	499
Purchase of property and equipment	(67)	(6)
Increase in other liabilities	—	8
Sale of property and equipment	13	—
Decrease in other assets	44	72

Net cash flows (used in) provided by investing activities	(10)	573

FINANCING ACTIVITIES
Issuance of common stock, net	348	42
Issuance of convertible debentures	4,000	—
Short-term borrowings	1,019	—
Repayment of note payable to bank	(5,000)	—
Repayment of long-term debt	(102)	(70)
Repayments of capital lease obligations	(14)	(34)

Net cash flows provided by (used in) financing activities	251	(62)

Decrease in cash and cash equivalents	(120)	(1,156)
Cash and cash equivalents at beginning of period	10,183	6,818

Cash and cash equivalents at end of period	$10,063	$5,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$33	$117

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

Questcor Pharmaceuticals, Inc. (the “Company”) was incorporated in California in 1990. The Company is an integrated specialty pharmaceutical company focused on the acquisition and marketing of acute care and critical care hospital/specialty pharmaceutical and related healthcare products. The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that helps patients with infantile spasm, or West Syndrome; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil™-125 and Inulin in Sodium Chloride, which are both injectable agents that assess the kidney function by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement, to promote normal gastrointestinal (GI) function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Additionally, the Company earns royalties from their strategic partner, Crinos Industria Farmacobiologica S.p.A. (“Crinos”), on sales in Italy of Pramidin®, an intranasal form of metoclopramide for the treatment of various gastrointestinal disorders.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 19, 2002 with the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts in the prior quarter’s financial statements have been reclassified to conform with the current quarter’s presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.    CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At March 31, 2002, the Company had cash, cash equivalents and short-term investments of $10,359,000. Following is a summary of cash, cash equivalents and short-term investments based on quoted market prices for these investments:

	March 31, 2002	December 31, 2001
Money market funds	$8,682	$4,943
Certificates of deposit	—	5,000
Corporate equity investments	296	388

	8,978	10,331
Less amounts classified as cash equivalents	(8,682)	(9,943)

Short-term investments	$296	$388

At March 31, 2002, the equity investment had a cost of $500,000 and an unrealized loss of $204,000. At December 31, 2001 the equity investment had a cost of $500,000 and an unrealized loss of $112,000.

3.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of finished goods of $112,000 and $152,000 net of an allowance for obsolete inventories of $80,000 and $56,000 at March 31, 2002 and 2001, respectively.

4.    PURCHASED TECHNOLOGY AND GOODWILL

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (SFAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. The Company’s adoption of SFAS 142 as of January 1, 2002 did not have a material impact on its financial statements. Goodwill and other indefinite lived intangible assets no longer subject to amortization amounted to $479,000 at March 31, 2002. The remaining net balance of $899,000 relates to purchased technology and will be amortized over the estimated sales life of the associated product (seven years).

5.    NOTE PAYABLE

In December 1998, RiboGene, Inc. (“RiboGene”), a company that Questcor merged with in 1999, borrowed $5.0 million pursuant to a long-term note payable to a bank. The note required monthly interest only payments at prime plus 1.0%. In November 2000, the $5.0 million long-term note payable was converted into $5.0 million cash secured facility. The minimum $5.0 million compensatory balance, which was invested in certificates of deposit, is included in cash and cash equivalents at December 31, 2001. The note was paid in full on January 18, 2002.

6.    LINE OF CREDIT

On January 2, 2002, the Company entered into a revolving accounts receivable line of credit with an asset based lending division of a bank. Under the Agreement, the Company can borrow up to the lesser of 80% of the eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the line is one year. As of March 31, 2002, borrowings under the line of credit were $900,000.

7.    CONVERTIBLE DEBENTURES

On March 15, 2002, the Company issued $4.0 million of 8% convertible debentures to an institutional investor, and Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A (“Sigma-Tau”). The Company will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005.

The Company may redeem the debentures for cash prior to maturity after March 15, 2003, provided the average of the closing sale price of the Company’s common stock for the twenty (20) consecutive trading days prior to the delivery of the optional prepayment notice to the holders of the debentures is equal to or greater than $3.16 per share, and the Company has satisfied certain equity conditions. At the end of the term of the debentures, under certain circumstances, the Company may redeem any outstanding debentures for stock. The Company may redeem the institutional investor’s debentures for stock at maturity, provided the total aggregate number of shares of the Company’s common stock issued to them (including shares issuable upon conversion of their debenture and shares issuable upon exercise of their warrant) does not exceed 7,645,219 shares (representing 19.999% of the total number of issued and outstanding shares of the Company’s common stock as of March 15, 2002). The Company may redeem Defiante’s debenture for stock at maturity, provided the market price of the Company’s common stock at the time of redemption is greater than $1.50 per share (representing the five day average closing sale price of the Company’s common stock immediately prior to March 15, 2002).

The Company issued warrants to the institutional investor, Defiante and the placement agent to acquire an aggregate of 1,618,987 shares of common stock at an exercise price of $1.70 per share. The warrants expire on March 15, 2006. The warrants issued to the institutional investor and Defiante were assigned a value of $843,000. The warrants issued to the placement agent were assigned a value of $82,000. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 5%; an expiration date of March 15, 2006; volatility of 0.72; and a dividend yield of 0%. In connection with the issuance of the debentures and warrants, the Company recorded $641,000 related to the beneficial conversion feature on the convertible debentures. The total amount of the deemed discount on the convertible debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $1,484,000. The beneficial conversion feature and warrant value will be amortized over the term of the debentures.

8.    NET LOSS PER SHARE

Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at March 31, 2002, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 8,012,905 stock options, 2,155,715 convertible preferred shares, 2,531,646 convertible debentures, placement unit options for 986,898 shares and 4,804,172 warrants.

9.    STOCK OPTIONS AND WARRANTS

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to account for stock options and purchase rights granted to employees using the intrinsic value method and, accordingly, does not recognize compensation expense for options and purchase rights granted to employees with exercise prices which are not less than the fair value of the underlying common stock.

For equity awards to non-employees, including lenders and lessors, the Company applies the Black-Scholes method to determine the fair value of such instruments. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as expense over the period of services received or the term of the related financing. On March 22, 2002, the Board of Directors elected to accelerate the vesting for all options issued to non-employees. As a result, the Company recorded a non-cash charge of $112,000, which is included in “Non-cash stock based compensation” on the Consolidated Statement of Operations. Non-cash stock based compensation of $267,000 relates to the following operating expenses for the three months ended March 31, 2002 and 2001:

	THREE MONTHS ENDED
	MARCH 31, 2002	MARCH 31, 2001
Sales and marketing	$44	$—
General and administrative	199	12
Research and development	24	3

	$267	$15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our annual report on form 10-K for the fiscal year ended December 31, 2001, including Item 1 “Business of Questcor,” and including without limitation “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein.

Overview

We are an integrated specialty pharmaceutical company focused on the acquisition and marketing of acute care and critical care hospital/specialty pharmaceutical and related healthcare products. We currently market five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that helps patients with infantile spasm, or West Syndrome; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil™-125 and Inulin in Sodium Chloride, which are both injectable agents that assess the kidney function by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement, to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Additionally, we earn royalties from our strategic partner, Crinos Industria Farmacobiologica S.p.A. (“Crinos”), on sales in Italy of Pramidin®, an intranasal form of metoclopramide for the treatment of various gastrointestinal disorders.

For the quarter ended March 31, 2002, our research and development programs included the following products: Emitasol™ for delayed onset emesis, (the vomiting associated with cancer chemotherapy patients), Hypnostat™ for sleep disorders, Panistat™ for panic disorders, the Glial Excitotoxin Release Inhibitors (“GERI”) compounds as cytoprotective agents and Ceresine™ for Congenital Lactic Acidosis (“CLA”). The development of Hypnostat™ and Panistat™ will be controlled by Fabre-Kramer. The future development of Emitasol™, the GERI compounds and Ceresine™ will be dependent in part on our ability to enter into partnership arrangements or secure additional sources of capital to fund our development efforts. As we rely on current and future strategic partners to develop and fund the remaining projects, we are unable to project estimated completion dates. We have limited control, if any, over these programs due to our reliance on partners for their development. Accordingly, our ability to disclose historical and future costs associated with these projects is limited.

We have sustained an accumulated deficit of $74.5 million from inception through March 31, 2002. Based on our internal forecast and projections, we believe that our cash on hand and the cash to be generated through the expected sale of our products will be sufficient to fund operations through December 31, 2002. While it is our goal to reach cash flow breakeven before the end of 2002, if we are unable to achieve the revenue forecast for 2002 or if our expenses and costs associated with running our operations exceed our estimates, we may not reach cash flow breakeven before the end of 2002, if ever, and we may incur significant operating losses over the next several years. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, the availability of raw materials and finished goods from our sole-source manufacturers, the timing of certain expenses, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments. (See “Liquidity and Capital Resources”.)

Critical Accounting Policies

Our management discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to sales allowances, bad debts, inventories, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sales Allowances

We record estimated sales allowances against product revenues for expected returns, chargebacks and cash discounts for prompt payment. We estimate product returns based on historical return experience, the shelf life of our products (ranging from 45 days to 3 years) and compliance with our returned goods policy. If historical return experience differs from estimated future returns, or if a new product has return experience different than our estimate, this could negatively impact our revenue.

Intangible Assets

We have intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. As discussed in the notes to the consolidated financial statements, $479,000 of goodwill and other indefinite lived intangible assets are no longer subject to amortization at March 31, 2002.

Results of Operations

For the quarter ended March 31, 2002, we incurred a net loss of $332,000 or $0.01 per share, as compared to a net loss of $1,872,000, or $0.07 per share for the quarter ended March 31, 2001, a reduction of $1,540,000 or 82%.

For the quarter ended March 31, 2002, net product sales increased $3,105,000 or 443% to $3,806,000 from $701,000 for the quarter ended March 31, 2001. The increase in product revenues was due primarily to sales of Acthar®, which was introduced in the third quarter of 2001. The increase in product revenues was also due to the shipment of backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar® and $408,000 for Ethamolin®. Without these backorders, product revenues would have been $3,064,000, an increase of $2,363,000 or 337% over the quarter ended March 31, 2001.

Contract research and grant revenue decreased $180,000 or 80% for the quarter ended March 31, 2002 from $225,000 for the comparable quarter ended March 31, 2001. This decrease was a result of lower reimbursement under the Small Business Innovation Research (“SBIR”) grant due to less activity taking place with the GERI compound research projects in the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001.

For the quarter ended March 31, 2002, we did not recognize any technology revenue. During the quarter ended March 31, 2001, we recognized $90,000 in technology revenue related to a one-time payment under our license agreement with Tularik, Inc. Royalty revenue for the quarter ended March 31, 2002 was $3,000, a 100% increase as compared to the quarter ended March 31, 2001. Royalty revenue represents sales of Pramidin® in Italy, under our license agreement with Crinos Industria Farmacobiologic SpA.

Total revenues for the quarter ended March 31, 2002 increased $2,838,000 or 279% to $3,854,000 from total revenues of $1,016,000 for the comparable quarter ended March 31, 2001.

Cost of product sales increased 60% to $576,000 during the quarter ended March 31, 2002 from $361,000 in the comparable quarter ended March 31, 2001. This increase was due to greater material costs as a result of the higher product sales for the quarter. However, cost of product sales as a percentage of net product sales decreased to 15% for the quarter ended March 31, 2002 from 51% for the quarter ended March 31, 2001, primarily due to a change in product mix for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Sales and marketing expenses for the quarter ended March 31, 2002 were $1,332,000, which represents an increase of $688,000 or 107% as compared to $644,000 for the comparable quarter ended March 31, 2001. The increase is primarily due to salary and other costs associated with the expansion of our sales and marketing departments, and increased marketing costs to support our newer products, Acthar® and VSL#3™.

General and administrative expenses for the quarter ended March 31, 2002 were $1,332,000, which represents an increase of $588,000 or 79%, compared to $744,000 in the quarter ended March 31, 2001. The increase was primarily related to increased legal fees associated with potential product acquisitions, professional services costs and other administrative expenses.

Research and development expenses for the quarter ended March 31, 2002 were $461,000, which represents a decrease of $286,000 or 38%, as compared to $747,000 for the quarter ended March 31, 2001. Since the completion of our merger with RiboGene in 1999, we have reduced our focus on research and development of non-marketed products and reduced our headcount accordingly. The decrease was related to lower salary and related expenses related to our research and development activities. Should we elect to undertake any development work, we expect to fund future clinical trials and additional research and development from our anticipated revenues. Should our revenue projections differ from actual results we would expect our research and development costs to increase or decrease accordingly.

Non-cash amortization of deemed discount on convertible debentures for the quarter ended March 31, 2002 was $44,000 due to the current quarter’s amortization of deemed discount related to the convertible debentures.

Interest income, net was unchanged for the quarter ended March 31, 2002, as compared the comparable quarter ended March 31, 2001.

Other income, net increased by $71,000 or 100% for the quarter ended March 31, 2002 primarily due to the receipt of profits arising from short swing stock trades executed by one of our 10% shareholders.

Rental income, net decreased to $72,000 during the quarter ended March 31, 2002, from $155,000 in the comparable quarter ended March 31, 2001, due to a one-time sublease termination fee of $130,000 by the former sublessor of our Carlsbad facility in the quarter ended March 31, 2001, offset by increased sublease income in the current period as a result of the complete sublease of our Hayward facility commencing in July 2001.

Liquidity and Capital Resources

We have principally funded our activities to date through various issuances of equity securities, which, through March 31, 2002, have raised total net proceeds of $45.9 million, and to a lesser extent through product sales.

At March 31, 2002, we had cash, cash equivalents and short-term investments of $10,359,000 compared to $10,571,000 at December 31, 2001 (including a compensating balance of $5,000,000). At March 31, 2002, working capital was $8,045,000 compared to $2,591,000 at December 31, 2001. The increase in working capital was principally due to the issuance of $4,000,000 convertible debentures coupled with increased product sales for the period. Currently we use cash earnings as a measure of our performance. Cash earnings/(burn) is defined as net loss excluding certain non-cash charges (depreciation and amortization, non-cash amortization of deemed discount on convertible debentures, and non-cash stock based compensation.) Cash earnings for the quarter ended March 31, 2002 were $323,000, an improvement of $1,621,000 as compared to cash burn of $1,298,000 for the quarter ended March 31, 2001.

As a result of the merger with RiboGene, we assumed $5 million of long-term debt financing with a bank. The note required us to make monthly interest payments, at prime plus 1% (5.75% at December 31, 2001), with the principal payment due at the end of the three-year term (December 2001). The note had a 90-day extension period, and the note’s term was extended to March 2002. We paid the note in full on January 18, 2002.

On January 2, 2002, we entered into a revolving accounts receivable line of credit. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year. As of March 31, 2002, we had a balance of $900,000 under the line of credit, which has been subsequently paid.

We lease four buildings with lease terms expiring between 2004 and 2012. Annual rent payments for all of our facilities in 2002 are estimated to be $1,449,000. We utilize the Union City facility as our headquarters and the Carlsbad facility as our warehousing and distribution center. Annual rent payments for 2002 for these facilities are $660,000. We have subleased laboratory space and laboratory equipment in Hayward, California for a term of six years and anticipate that we will receive $949,000 in 2002 as sublease income to be used to pay the annual rental expense of $651,000 in 2002. The Lee’s Summit facility was closed in May 2001 and this facility is currently available for sublease. Lease payments under the facility in Lee’s Summit, Missouri are $138,000 for 2002. Additionally, we have other contractual obligations as of December 31, 2001 as shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	Greater Than 1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Notes Payable	$5,489	$5,368	$121	$—	$—
Capital Lease Obligations	58	57	1	—	—
Operating Leases	14,819	1,449	3,046	2,760	7,564
Total Contractual Cash Obligations	$20,366	$6,874	$3,168	$2,760	$7,564

We also hold 83,333 shares of Rigel Pharmaceuticals, Inc. (NASD: RIGL) common stock that we received in conjunction with the agreement to sell Rigel exclusive rights to certain of our proprietary antiviral drug research technology. As of April 16, 2002, the shares had a market value of $399,000. It is our intention to sell these securities when it is practical.

On March 15, 2002, we issued $4.0 million of 8% convertible debentures to an institutional investor, and Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A (“Sigma-Tau”). We will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005.

We may redeem the debentures for cash prior to maturity after March 15, 2003, provided the average of the closing sale price of our common stock for the twenty (20) consecutive trading days prior to the delivery of the optional prepayment notice to the holders of the debentures is equal to or greater than $3.16 per share, and we have satisfied certain equity conditions. At the end of the term of the debentures, under certain circumstances we may redeem any outstanding debentures for stock. We may redeem the institutional investor’s debenture for stock at maturity, provided the total aggregate number of shares of our common stock issued to them (including shares issuable upon conversion of their debenture and shares issuable upon exercise of their warrant) does not exceed 7,645,219 shares (representing 19.999% of the total number of issued and outstanding shares of our common stock as of March 15, 2002). We may redeem Defiante’s debenture for stock at maturity, provided the market price of our common stock at the time of redemption is greater than $1.50 per share (representing the five day average closing sale price of our common stock immediately prior to March 15, 2002).

We issued warrants to the institutional investor, Defiante and the placement agent to acquire an aggregate of 1,618,987 shares of common stock at an exercise price of $1.70 per share. The warrants expire on March 15, 2006. The warrants issued to the institutional investor and Defiante were assigned a value of $843,000. The warrants issued to the placement agent were assigned a value of $82,000. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 5%; an expiration date of March 15, 2006; volatility of 0.72; and a dividend yield of 0%. In connection with the issuance of the debentures and warrants, we recorded $641,000 related to the beneficial conversion feature on the convertible debentures. The total amount of the deemed discount on the convertible debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $1,484,000. The beneficial conversion feature and warrant value will be amortized over the term of the debentures.

Based on our internal forecast and projections, we believe that our cash on hand and the cash to be generated through the expected sale of our products will be sufficient to fund operations through December 31, 2002. While it is our goal to reach cash flow breakeven before the end of 2002, if we are unable to achieve the revenue forecast for 2002 or if our expenses and costs associated with running our operations exceed our estimates, we may not reach cash flow breakeven before the end of 2002, if ever, and we may incur significant operating losses over the next several years. Our future funding requirements will depend on many factors, including: the timing and extent of product sales, our ability to receive product timely from our contract manufacturers, any expansion or acceleration of our development programs; the acquisition and licensing of products, technologies or compounds, if any; the results of preclinical studies and clinical trials conducted by us or our collaborative partners or licensees, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk at March 31, 2002 has not changed materially from December 31, 2001, and reference is made to the more detailed disclosures of market risk included in our 2001 Form 10-K as filed with the Securities and Exchange Commission on March 19, 2002.

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

PHARMACEUTICALS, INC.

Date: May 10, 2002	By:	/s/ CHARLES J. CASAMENTO
Charles J. Casamento Chairman, President & CEO

Date: May 10, 2002	By:	/s/ TIMOTHY E. MORRIS
Timothy E. Morris Vice President, Finance & Administration And Chief Financial Officer (Principal Financial and Accounting Officer)