Form 10-Q
period 2002-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2002-08-14
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________.

Commission file number: 0-20772

QUESTCOR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

3260 Whipple Road
Union City, CA 94587-1217
(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

          At August 12, 2002 there were 38,630,763 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2002	December 31, 2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents (which included a compensating balance of $5,000 at December 31, 2001)	$7,983	$10,183
Short-term investments	304	388
Accounts receivable, net of allowance for doubtful accounts of $80 at June 30, 2002 and $78 at December 31, 2001	1,729	672
Receivable from a related party (see Note 12)	244	—
Inventories	417	96
Prepaid expenses and other current assets	367	265

Total current assets	11,044	11,604
Property and equipment, net	723	602
Purchased technology, net	673	1,159
Goodwill and other intangible assets, net	479	479
Deposits and other assets	1,297	1,228

Total assets	$14,216	$15,072

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,365	$1,095
Accrued compensation	578	575
Unissued common stock	—	960
Other accrued liabilities	1,330	1,070
Note payable to bank	—	5,000
Current portion of long-term debt	354	368
Current portion of capital lease obligations	30	57

Total current liabilities	3,657	9,125
Convertible debentures, (face amount of $4,000), net of deemed discount of $1,319	2,681	—
Long-term debt	—	121
Other non-current liabilities	1,062	1,045
Commitments
Preferred stock, subject to redemption	5,081	5,081
Stockholders’ equity (deficit):
Common stock	77,381	74,018
Deferred compensation	(13)	(20)
Accumulated deficit	(75,618)	(74,183)
Accumulated other comprehensive income (loss)	(15)	(115)

Total stockholders’ equity (deficit)	1,735	(300)

Total liabilities and stockholders’ equity (deficit)	$14,216	$15,072

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues:
Net product sales	$3,307	$971	$7,113	$1,672
Contract research and grant revenue	81	57	126	282
Technology revenue	250	—	250	90
Royalty revenue	3	5	6	5
Services revenue from a related party (see Note 12)	100	—	100	—

Total revenues	3,741	1,033	7,595	2,049

Operating costs and expenses:
Cost of product sales	579	276	1,155	637
Sales and marketing (Note A)	1,652	834	3,028	1,478
General and administrative (Note A)	1,216	1,011	2,747	1,767
Research and development (Note A)	831	787	1,316	1,537
Depreciation and amortization	315	553	659	1,112

Total operating costs and expenses	4,593	3,461	8,905	6,531

Loss from operations	(852)	(2,428)	(1,310)	(4,482)
Non-cash amortization of deemed discount on convertible debentures	(131)	—	(175)	—
Interest income (expense), net	(13)	32	14	59
Other expense, net	(181)	(7)	(110)	(7)
Rental income, net	74	406	146	561

Net loss	$(1,103)	$(1,997)	$(1,435)	$(3,869)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.04)	$(0.14)

Weighted average shares of common stock outstanding	38,468	28,277	38,157	26,832

Note A:
Includes non-cash charges for stock-based compensation as follows:
Sales and marketing	$—	$—	$44	$—
General and administrative	44	11	243	23
Research and development	—	1	24	4

Total	$44	$12	$311	$27

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended

	June 30, 2002	June 30, 2001

OPERATING ACTIVITIES
Net loss	$(1,435)	$(3,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	311	27
Amortization of deemed discount on convertible debentures	175	—
Depreciation and amortization	659	1,112
Other-than-temporary loss on investment	181	—
Deferred rent expense	17	32
(Gain)/Loss on the sale of equipment	(2)	42
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	(387)
Receivable from a related party	(244)	—
Inventories	(321)	(64)
Prepaid expenses and other current assets	(102)	163
Accounts payable	270	391
Accrued compensation	3	117
Accrued development costs	—	(541)
Other accrued liabilities	261	(130)

Net cash flows used in operating activities	(1,284)	(3,107)

INVESTING ACTIVITIES
Proceeds from the maturity of short-term investments, net	—	499
Purchase of property and equipment	(309)	(104)
Sale of property and equipment	19	—
Decrease in other assets	5	54

Net cash flows (used in) provided by investing activities	(285)	449

FINANCING ACTIVITIES
Issuance of common stock, net	532	2,088
Issuance of convertible debentures	4,000	—
Short-term borrowings	119	—
Repayment of note payable to bank	(5,000)	—
Repayment of long-term debt	(254)	(143)
Repayments of capital lease obligations	(28)	(59)

Net cash flows (used in) provided by financing activities	(631)	1,886

Decrease in cash and cash equivalents	(2,200)	(772)
Cash and cash equivalents at beginning of period	10,183	6,818

Cash and cash equivalents at end of period	$7,983	$6,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$60	$213

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1.    BASIS OF PRESENTATION

          Questcor Pharmaceuticals, Inc. (the “Company”) was incorporated in California in 1990. The Company is an integrated specialty pharmaceutical company focused on the acquisition and marketing of acute care and critical care hospital/specialty pharmaceutical and related healthcare products. The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is commonly used in treating patients with infantile spasm, or West Syndrome; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil™-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement, to promote normal gastrointestinal (GI) function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Additionally, the Company earns royalties from its strategic partner, Sirton Pharmaceuticals S.p.A. (“Sirton”), formerly known as Crinos Industria Farmacobiologica S.p.A., on sales in Italy of Pramidin®, an intranasal form of metoclopramide, a medication used for the treatment of nausea and vomiting, for the treatment of various gastrointestinal disorders.

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 19, 2002 with the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts in the prior quarter’s financial statements have been reclassified to conform to the current quarter’s presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.    REVENUE RECOGNITION

          Revenues from product sales of Acthar®, Ethamolin®, Glofil™-125, Inulin and VSL#3™ are recognized based upon shipping terms, net of estimated reserves for sales returns and discounts.  Revenue is recognized upon shipment of product, provided the title of the products has been transferred at the point of shipment.  If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment.  Revenues from Glofil™-125 unit dose sales are recognized when the product is sold to end-users in accordance with the distribution agreement with the third-party distributor.  The Company records estimated sales allowances against product revenues for expected returns, chargebacks and discounts based on historical sales returns, analysis of return merchandise authorization and other known factors such as shelf life of products, as required.  The Company continually assesses the historical returns experience and adjusts its allowance as appropriate.  The Company’s return policy allows customers to return expired product within six months beyond the expiration date.  Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns, rather all returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of product sales.  All returns are subject to quality assurance reviews prior to acceptance.  The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3™ we sell direct to consumers. The Company does not require collateral from its customers.

          Revenue earned under collaborative research agreements is recognized as the research services are performed. Amounts received in advance of services to be performed are recorded as deferred revenue until the services are performed.

          The Company has received government grants which support the Company’s research effort in specific research projects. These grants provide for reimbursement of approved costs incurred as defined in the various awards.

        The Company has received payments in exchange for proprietary licenses related to technology and patents.  The Company classifies these payments as “Technology revenue.” These payments are recognized as revenues upon receipt of cash and the transfer of intellectual property, data and other rights licensed, assuming no continuing obligations exist.

3.    CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At June 30, 2002, the Company had cash, cash equivalents and short-term investments of $8,287,000. Following is a summary of cash equivalents and short-term investments based on quoted market prices for these investments:

	June 30, 2002	December 31, 2001

Money market funds	$7,135	$4,943
Certificates of deposit	—	5,000
Corporate equity investments	304	388

	7,439	10,331
Less amounts classified as cash equivalents	(7,135)	(9,943)

Short-term investments	$304	$388

          In September 2000, the Company entered into an agreement with Rigel Pharmaceuticals, Inc. (“Rigel”), to sell exclusive rights to certain proprietary antiviral research technology in exchange for cash and 83,333 shares of Rigel stock.  The Company has recorded an other-than-temporary loss of $181,000 on these shares for the quarter ended June 30, 2002. This write-down is included in Other expense on the Statements of Operations.  The recognized loss reduced the cost of the equity investment to the Company’s new cost basis of $319,000.  At June 30, 2002, the equity investment had a cost of $319,000 and an unrealized loss of $15,000.  At December 31, 2001, the equity investment had a cost of $500,000 and an unrealized loss of $112,000.

4.    INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of finished goods of $437,000 and $152,000, net of an allowance for obsolete inventories of $20,000 and $56,000 at June 30, 2002 and December 31, 2001, respectively.

5.    PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS

          In July 2001, the FASB issued Statement No. 141, “Business Combinations” (SFAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. The Company’s adoption of SFAS 142 as of January 1, 2002 did not have a material impact on its financial statements. Goodwill and other indefinite lived intangible assets no longer subject to amortization amounted to $479,000 at June 30, 2002. The remaining net balance of $673,000 relates to purchased technology and will be amortized over the estimated sales life of the associated product (seven years).

          In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill on January 1, 2002, which resulted in a decrease of reported net loss of approximately $271,000 for the six months ended June 30, 2002, as compared with the accounting prior to the adoption of SFAS 141 and SFAS 142.  The Company performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition.  The Company will continue to monitor the carrying value of goodwill through the annual impairment tests.

        A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, follows (in thousands, except per share amounts).

	Six months ended June 30,

	2002	2001

Reported net loss	$(1,435)	$(3,869)
Add back: Goodwill amortization	—	271

Adjusted net loss	$(1,435)	$(3,598)

Basic and diluted earnings per share)
Reported net loss	$(0.04)	$(0.14)

Add back: Goodwill amortization	—	0.01

Adjusted net loss	$(0.04)	$(0.13)

6.    NOTE PAYABLE

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

7.    LINE OF CREDIT

          In January 2002, the Company entered into a revolving accounts receivable line of credit with an asset based lending division of a bank. Under the Agreement, the Company can borrow up to the lesser of 80% of the eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the line of credit is one year. As of June 30, 2002, there were no borrowings under this line of credit.

8.    FABRE KRAMER LICENSE AGREEMENT

          In June 2002 the Company signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc., (“Fabre Kramer”) for the exclusive worldwide development and commercialization of Hypnostat™, an intranasal form of triazolam to treat patients suffering from insomnia, and for Panistat™, an intranasal form of alprazolam to treat patients suffering from panic disorders.  Immediately after the agreement was signed, the Company received a cash payment of $250,000 for the transfer of all technology related to the products.  The Company has no continuing obligations related to the transfer of technology.  The Company is entitled to future payments from Fabre Kramer when specific developmental milestones are met.  In addition, the Company is entitled to receive royalty payments from worldwide product-related revenues, based on a percentage of total revenues.  This License Agreement is the final result of the Letter of Understanding originally signed in June 2001 and modified in January 2002.  Under the License Agreement, Fabre Kramer will immediately assume the primary responsibility for the development of Hypnostat™ and Panistat™.

9.    CONVERTIBLE DEBENTURES

          In March 2002, the Company issued $4.0 million of 8% convertible debentures to an institutional investor, and Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A (“Sigma-Tau”). The Company will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. Included in Other accrued liabilities on the Balance Sheet is $80,000 of accrued interest payable on these debentures. The debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005.

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

10.    NET LOSS PER SHARE

          Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at June 30, 2002, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 7,971,133 stock options, 2,155,715 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures, placement unit options for 986,898 shares and 4,859,172 warrants.

11.    STOCK OPTIONS AND WARRANTS

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

12.     RELATED PARTY TRANSACTIONS

          In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals (“VSL”), a private company owned in part by the major shareholders of Sigma Tau.  Sigma Tau beneficially owned approximately 39% of the Company’s outstanding stock as of June 30, 2002.  On June 27, 2002, the Company signed an amendment to the promotion agreement.  Under these agreements, the Company has agreed to purchase VSL#3™ from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3™ product direct to customers at its cost and expense.  Revenues from sales of VSL#3™ are recognized when product is shipped to the customer.  The Company does not accept returns of VSL#3™.  VSL#3™ revenue for the quarter ending June 30, 2002 was $88,000 and is included in Net product sales.  An access fee is paid quarterly to VSL, which varies based upon sales and costs incurred by the Company.  The amount of costs incurred by the Company was greater than the amount due to VSL, and as such, VSL owed the Company $44,000.  This amount of reimbursement due to the Company from VSL for the second quarter of 2002 is included as a deduction in the Sales and marketing expense, as VSL has reimbursed the Company for these costs.  Additionally, under these agreements, VSL has paid the Company $200,000 in exchange for services provided by the Company to launch the VSL#3™ product.  These amounts due from VSL total to $244,000 and are included in “Receivable from a related party” on the Balance Sheet as of June 30, 2002.  This entire amount has been received subsequent to June 30, 2002. This $200,000 payment is being recognized over a one-year period and is included in “Services revenue from a related party” on the Statements of Operations. The term of the agreement is three years, however, VSL is entitled to unilaterally terminate the agreement by providing written notice to the Company after the one-year anniversary of the effective date. The VSL#3™ product was formally launched on May 23, 2002.

     In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC, (“Glenridge”). Kenneth R. Greathouse, the Company’s Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company paid Glenridge $143,000 in May 2002 related to royalties on Acthar® sales for the quarter ended March 31, 2002. The Company has accrued $108,000 for royalties earned in the quarter ended June 30, 2002, which is included in Other accrued liabilities on the Balance Sheet.

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

Overview

          We are an integrated specialty pharmaceutical company focused on the acquisition and marketing of acute care and critical care hospital/specialty pharmaceutical and related healthcare products. We currently market five products in the United States: HP Acthar® Gel (“Acthar”), an injectable drug that is commonly used in treating patients with infantile spasm, or West Syndrome; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil™-125 and Inulin in Sodium Chloride, which are both injectable agents that assess the kidney function by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement, to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Additionally, we earn royalties from our strategic partner, Sirton Pharmaceuticals S.p.A. (“Sirton”), formerly known as Crinos Industria Farmacobiologica S.p.A., on sales in Italy of Pramidin®, an intranasal form of metoclopramide, a medication used for the treatment of nausea and vomiting, for the treatment of various gastrointestinal disorders.

          Since the completion of our merger with RiboGene in late 1999, we have reduced our focus on research and development of non-marketed products and reduced our headcount accordingly. Should we elect to undertake any development work, we expect to fund future clinical trials and additional research and development from our anticipated revenues. Should our revenue projections differ from actual results we would expect our research and development costs to increase or decrease accordingly.  For the quarter ended June 30, 2002, our research and development programs included the following products: Emitasol™ for delayed onset emesis, (the vomiting associated with cancer chemotherapy patients), Hypnostat™ for the treatment of sleep disorders, Panistat™ for the treatment of panic disorders and the Glial Excitotoxin Release Inhibitors (“GERI”) compounds as cytoprotective agents.  Under a License Agreement signed in June 2002, Fabre-Kramer agreed to control the development of Hypnostat™ and Panistat™.  During the second quarter of 2002, we undertook a thorough review of all of our research and development programs and our patent estate.  To assist us in reaching our goal of cash burn breakeven before the end of 2002, we have eliminated certain spending for research and development projects.  We have also abandoned certain patents for projects that would not be commercialized in the near term, including Peptide deformylase, EHNA, Phosphosugar, Disulfiram, Aminoglycosides, Polyamine and Polyguanidino and Ceresine.  We have also been monitoring a study performed by an independent third party academic institution that involved the use of dichloroacetate for the treatment of congenital lactic acidosis.  The preliminary results of this study, which were presented at the Endocrine Society meeting June of 2002, suggested that additional studies would be required in order to allow Ceresine™ to be commercialized.  Given the amount of time and resources that would be necessary, we decided to discontinue the development of Ceresine™.  The future development of Emitasol™ and the GERI compounds will be dependent in part on our ability to enter into partnership arrangements or secure additional sources of capital to fund our development efforts. As we rely on current and future strategic partners to develop and fund our remaining projects, we are unable to project estimated completion dates. We have limited control, if any, over these programs due to our reliance on partners for their development. Accordingly, our ability to disclose historical and future costs associated with these projects is limited.

          We have sustained an accumulated deficit of $75.6 million from inception through June 30, 2002. Based on our internal forecast and projections, we believe that our cash on hand and the cash to be generated through the expected sale of our products will be sufficient to fund operations through December 31, 2002. While it is our goal to reach cash burn breakeven before the end of 2002, if we are unable to achieve the revenue forecast for 2002 or if our expenses and costs associated with running our operations exceed our estimates, we may not reach cash burn breakeven before the end of 2002, if ever, and we may incur significant operating losses over the next several years. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, the availability of raw materials and finished goods from our sole-source manufacturers, the timing of certain expenses, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments (See “Liquidity and Capital Resources”).

Results of Operations

          Three months ended June 30, 2002 compared to the three months ended June 30, 2001:

          For the quarter ended June 30, 2002, we incurred a net loss of $1,103,000 or $0.03 per share, as compared to a net loss of $1,997,000, or $0.07 per share for the quarter ended June 30, 2001, an improvement of $894,000 or 45%.

          For the quarter ended June 30, 2002, net product sales increased $2,336,000 or 241% to $3,307,000 from $971,000 for the quarter ended June 30, 2001. The increase in product revenues was due primarily to sales of Acthar®, which was introduced in the third quarter of 2001, and to increased unit sales of Ethamolin®.  Effective June 24, 2002, we increased our list price for Ethamolin® and Acthar®.  From the date of the notification of the price increase through June 30, 2002, we received $3,231,000 of Acthar® and Ethamolin® orders of which $777,000 had shipped prior to June 30, 2002.  The remaining orders of $2,454,000 were fulfilled in July 2002.  We believe that a portion of the increase in net product sales for the quarter ended June 30, 2002, as compared to the same quarter last year, is attributable to purchases made as a result of the notification of the price increase. Since we do not anticipate a price increase in the near future, we believe that this buying trend will not occur in future periods. Beginning in March of 2002, the remaining on hand inventory of Inulin failed to meet certain specifications under FDA regulations and as such we were unable to ship Inulin to our customers.  We have tried to procure additional supply of Inulin from our contract manufacturer but they have been unable to provide us Inulin at this time.  As of June 30, 2002, we had a backorder of $252,000 on our Inulin product.  Unless we are able to procure a supply of Inulin in a timely fashion it will be unlikely that we will be able to fulfill any of the backorder requests and recognize the revenue from these backorders.  In addition, until a new supply of Inulin is obtained, it appears unlikely that we will be able to sell Inulin in the future.

          Contract research and grant revenue increased to $81,000 for the quarter ended June 30, 2002 from $57,000 for the quarter ended June 30, 2001. This increase was a result of greater reimbursement as provided under the Small Business Innovation Research (“SBIR”) grant due to greater activity taking place with the GERI compound research projects in the quarter ended June 30, 2002.

          For the quarter ended June 30, 2002, we recognized $250,000 in technology revenue, related to the License Agreement with Fabre-Kramer.  During the quarter ended June 30, 2001, we did not recognize any technology revenue.  Royalty revenue for the quarter ended June 30, 2002 was $3,000, a slight decrease compared to $5,000 for the quarter ended June 30, 2001. Royalty revenue represents sales of Pramidin® in Italy, under our license agreement with Sirton.  Services revenue from a related party was $100,000 for the quarter ended June 30, 2002.  This amount represents the year to date revenue resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3™.  The remaining balance of $100,000 will be recognized as revenue ratably through December 2002.

          Total revenues for the quarter ended June 30, 2002 increased $2,708,000 or 262% to $3,741,000 from total revenues of $1,033,000 for the comparable quarter ended June 30, 2001.

          Cost of product sales increased 110% to $579,000 during the quarter ended June 30, 2002 from $276,000 in the comparable quarter ended June 30, 2001. This increase was due to greater overall material costs as a result of the higher product sales for the quarter. However, cost of product sales as a percentage of net product sales decreased to 18% for the quarter ended June 30, 2002 from 28% for the quarter ended June 30, 2001, primarily due to a change in product mix for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

          Sales and marketing expenses for the quarter ended June 30, 2002 were $1,652,000, which represents an increase of $818,000 or 98% as compared to $834,000 for the quarter ended June 30, 2001. This increase is primarily due to salary and other costs associated with the expansion of our sales and marketing departments, and increased marketing costs to support our newer products, Acthar® and VSL#3™.  A total of five new product specialists and one manager were hired in the second quarter to support the launch of VSL#3™ .

          General and administrative expenses for the quarter ended June 30, 2002 were $1,216,000, which represents an increase of $205,000 or 20%, compared to $1,011,000 in the quarter ended June 30, 2001. The increase was primarily related to increased investment banking costs associated with potential product acquisitions, financing opportunities and other general and administrative expenses.

          Research and development expenses for the quarter ended June 30, 2002 were $831,000, which represents an increase of $44,000 or 6%, as compared to $787,000 for the quarter ended June 30, 2001.  This increase is due to costs and expenses related to the manufacturing site transfer of Acthar®, offset by decreased internal research and development activities.  Under our agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), Aventis will manufacture and supply Acthar® through July 2002.  Aventis has manufactured and filled one final lot of Acthar which we expect to receive in August 2002.  It is anticipated that this final lot, along with the inventory of Acthar® on hand as of June 30, 2002, will be sufficient to meet expected demand through mid-2003.  We have identified a new contract manufacturer of Acthar finished product and have begun to transfer the final fill and labeling process from Aventis to this new manufacturer.  As part of the original Asset Purchase Agreement with Aventis, we also acquired a certain amount of active pharmaceutical ingredient, (“API”).  This bulk product originally manufactured by Aventis will be transferred to the new final fill manufacturer.  It is anticipated that this new contract manufacturer will complete the transfer and begin supplying finished product using the API manufactured by Aventis to us no later than mid-2003.  We are also in the process of identifying potential new manufacturers for the API. The manufacturing development costs incurred in the second quarter of 2002 relate primarily to site transfer and validation costs.  Once the site transfer to the new final fill manufacturer and the new API manufacturer are complete and they begin to supply Acthar® to us, the cost of the product is expected to increase.

          Non-cash amortization of deemed discount on convertible debentures issued March 15, 2002 for the quarter ended June 30, 2002 was $131,000.

          Interest income, net, decreased by $45,000 to a net interest expense of $13,000 for the quarter ended June 30, 2002 as compared to net interest income of $32,000 for the quarter ended June 30, 2001, primarily due to the current quarter’s interest expense on the convertible debentures issued March 2002 and lower interest income earned on cash equivalents.

          Other expense, net, increased by $174,000 to $181,000 for the quarter ended June 30, 2002 as compared to $7,000 for the quarter ended June 30, 2001, primarily due to the other-than-temporary loss taken on our investment in Rigel common stock in the current quarter.  We recorded an other-than-temporary loss of $181,000 on our Rigel equity securities investment for the quarter ended June 30, 2002.

          Rental income, net decreased to $74,000 for the quarter ended June 30, 2002, from $406,000 in the comparable quarter ended June 30, 2001, due to a one-time payment for vacating our Hayward facility in May 2001 and the sublease of the entire premises commencing in May 2001.

          Six months ended June 30, 2002 compared to the six months ended June 30, 2001:

          During the six months ended June 30, 2002, we incurred a net loss of $1,435,000 or $0.04 per share, as compared to a net loss of $3,869,000, or $0.14 per share for the quarter ended June 30, 2001, an improvement of $2,434,000 or 63%.

          For the six months ended June 30, 2002, net product sales increased $5,441,000 or 325% to $7,113,000 from $1,672,000 for the six months ended June 30, 2001. The increase in product revenues was due primarily to increased units sales of Ethamolin® and Acthar®, which was introduced in the third quarter of 2001. The increase of unit sales over the prior period was partially due to a shipment of a backorder in early 2002 and a price increase in June 2002.  During the six months ended June 30, 2002 we shipped backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar® and $408,000 for Ethamolin®. Without these backorders, product revenues would have been $6,371,000, an increase of $4,699,000 or 281% over the six months ended June 30, 2001.  Effective June 24, 2002, we increased our list price for Ethamolin® and Acthar®. From the date of the notification of the price increase through June 30, 2002, we received $3,231,000 of Acthar® and Ethamolin® orders of which $777,000 had shipped prior to June 30, 2002.  The remaining orders of $2,454,000 were fulfilled in July 2002.

          Contract research and grant revenue decreased $156,000 or 55% to $126,000 for the six months ended June 30, 2002 from $282,000 for the comparable six months ended June 30, 2001. This decrease was a result of lower reimbursement under the SBIR grant due to less activity taking place with the GERI compound research project in the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

          For the six months ended June 30, 2002, we recognized $250,000 in technology revenue related to the License Agreement with Fabre-Kramer.  During the six months ended June 30, 2001, we recognized $90,000 in technology revenue related to a one-time payment under our license agreement with Tularik, Inc. for the sale of our antifungal drug discovery program.    Royalty revenue for the six months ended June 30, 2002 was $6,000, a slight increase as compared to $5,000 for the six months ended June 30, 2001. Royalty revenue represents sales of Pramidin® in Italy, under our license agreement with Sirton. Services revenue from a related party was $100,000 for the six months ended June 30, 2002.  This amount represents the recognition of year to date revenue resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support VSL#3™.  The remaining balance of $100,000 will be recognized as revenue ratably through December 2002.

          Total revenues for the six months ended June 30, 2002 increased $5,546,000 or 271% to $7,595,000 from total revenues of $2,049,000 for the comparable period ended June 30, 2001.

          Cost of product sales increased 81% to $1,155,000 for the six months ended June 30, 2002 from $637,000 in the six months ended June 30, 2001. This increase was due to greater material costs as a result of higher product sales for the current period. However, cost of product sales as a percentage of net product sales decreased to 16% for the six months ended June 30, 2002 from 38% for the six months ended June 30, 2001, primarily due to a change in product mix.

          Sales and marketing expenses for the six months ended June 30, 2002 were $3,028,000, which represents an increase of $1,550,000 or 105% as compared to $1,478,000 for the comparable six months ended June 30, 2001.  However, as a percentage of revenue, sales and marketing expenses decreased to 40% for the six months ended June 30, 2002 from 72% for the six months ended June 30, 2001.  This increase is primarily due to salary and other costs associated with the expansion of our sales and marketing departments, and increased marketing costs to support our newer products, Acthar® and VSL#3™.  We had a headcount of 27 individuals to support the commercial sales of our five products as of June 30, 2002, compared to a headcount of 18 individuals to support three products as of June 30, 2001.

          General and administrative expenses for the six months ended June 30, 2002 were $2,747,000, which represents an increase of $980,000 or 55%, compared to $1,767,000 in the six months ended June 30, 2001. The increase was primarily related to increased legal fees, investment banking costs associated with potential product acquisitions, financing opportunities and other general and administrative expenses.

          Research and development expenses for the six months ended June 30, 2002 were $1,316,000, which represents a decrease of $221,000 or 14%, as compared to $1,537,000 for the six months ended June 30, 2001. Since the completion of our merger with RiboGene in 1999, we have reduced our focus on research and development of non-marketed products and reduced our headcount accordingly. The decrease was due to lower salary and related expenses related to our research and development activities, offset by increased manufacturing costs related to the Acthar®  site transfer.   The manufacturing development costs incurred for the six months ended June 30, 2002, relate primarily to site transfer and validation costs.

          Non-cash amortization of deemed discount on convertible debentures for the six months ended June 30, 2002 was $175,000 due to the current six month’s amortization of deemed discount related to the convertible debentures.

          Interest income, net, decreased by $45,000 to $14,000 for the six months ended June 30, 2002 from $59,000 for the six months ended June 30, 2001, primarily due to interest expense on the convertible debentures issued March 15, 2002.

          Other expense, net, increased by $103,000 to $110,000 for the six months ended June 30, 2002 from $7,000 for the six months ended June 30, 2001, due to the receipt of profits arising from short swing stock trades executed by one of our 10% shareholders, offset by the $181,000 other-than-temporary loss taken on our Rigel equity securities investment.

          Rental income, net decreased to $146,000 for the six months ended June 30, 2002, from $561,000 in the comparable six months ended June 30, 2001, due to the receipt of a one-time sublease termination fee of $130,000 by the former sublessor of our Carlsbad facility and a one-time payment for vacating our Hayward facility in May 2001.

Liquidity and Capital Resources

          We have principally funded our activities to date through various issuances of equity securities, which, through June 30, 2002, have raised total net proceeds of $46.1 million, and to a lesser extent through product sales.

          At June 30, 2002, we had cash, cash equivalents and short-term investments of $8,287,000 compared to $10,571,000 at December 31, 2001 (including a compensating balance of $5,000,000). At June 30, 2002, working capital was $7,387,000 compared to $2,479,000 at December 31, 2001. The increase in working capital was principally due to the issuance of $4,000,000 convertible debentures coupled with increased product sales for the period, and offset by the repayment of the note payable to bank. Currently we use cash earnings/(burn) as a measure of our performance. Cash earnings/(burn) is defined as net loss excluding certain non-cash charges (depreciation and amortization, non-cash amortization of deemed discount on convertible debentures, and non-cash stock based compensation.) Cash burn for the quarter ended June 30, 2002 was $613,000, an improvement of $819,000 as compared to cash burn of $1,432,000 for the quarter ended June 30, 2001.  Cash burn for the six months ended June 30, 2002 was $290,000, an improvement of $2,440,000, as compared to cash burn of $2,730,000 for the comparable period in 2001. In the third quarter of 2002, we anticipate that we will still be in a cash burn position.

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

          In January, we entered into a revolving accounts receivable line of credit. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year. As of June 30, 2002, we had no borrowings under this line of credit.

          We lease four buildings with lease terms expiring between 2004 and 2012. Annual rent payments for all of our facilities in 2002 are estimated to be $1,449,000. We utilize the Union City facility as our headquarters and the Carlsbad facility as our warehousing and distribution center. Annual rent payments for 2002 for these facilities are $660,000. We have subleased laboratory space and laboratory equipment in Hayward, California for a term of six years and anticipate that we will receive $949,000 in 2002 as sublease income to be used to pay the annual rental expense of $651,000 in 2002. The Lee’s Summit facility was closed in May 2001 and this facility is currently available for sublease. Lease payments under the facility in Lee’s Summit, Missouri will be $138,000 for 2002.

          We also hold 83,333 shares of Rigel Pharmaceuticals, Inc. (NASD: RIGL) common stock that we received in conjunction with the agreement to sell Rigel exclusive rights to certain of our proprietary antiviral drug research technology. As of June 30, 2002, the shares had a market value of $3.65 per share, and are classified as a security available-for-sale.

          On March 15, 2002, we issued $4.0 million of 8% convertible debentures to an institutional investor and Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A (“Sigma-Tau”). We will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005.

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

          Based on our internal forecast and projections, we believe that our cash on hand and the cash to be generated through the expected sale of our products will be sufficient to fund operations through December 31, 2002. While it is our goal to reach cash burn breakeven before the end of 2002, if we are unable to achieve the revenue forecast for 2002 or if our expenses and costs associated with running our operations exceed our estimates, we may not reach cash burn breakeven before the end of 2002, if ever, and we may incur significant operating losses over the next several years. Our future funding requirements will depend on many factors, including: the timing and extent of product sales, our ability to receive product timely from our contract manufacturers, any expansion or acceleration of our development programs; the acquisition and licensing of products, technologies or compounds, if any; the results of preclinical studies and clinical trials conducted by our collaborative partners or licensees, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; and other factors.

          We may seek additional funds through public or private equity financings or from other sources. Should this occur, there can be no assurance that additional funds can be obtained on desirable terms or at all. We may seek to raise additional capital at any time, even if we do not have an immediate need for additional cash at that time.

RISK FACTORS

          You should carefully consider the following risk factors. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.

We have a history of operating losses and may never generate sufficient revenue to achieve profitability.

          We have a history of consistent operating losses. Our operating losses from inception through June 30, 2002 were $75.6 million, of which $8.7 million represented the loss for the year ended December 31, 2001. Further substantial operating losses are expected to continue through the end of 2002. If we are unable to achieve our sales forecast and maintain expenses in a way that allows us to reach cash-burn breakeven by the end of 2002, substantial operating losses will continue to occur. To date, our revenues have been generated principally from sales of Acthar, Ethamolin, Glofil-125, Inulin and VSL#3. During 2001, we discontinued the Neoflo product line. We do not expect Hypnostat, Panistat, or Migrastat, or the GERI compounds to be commercially available for a number of years, if at all. Further, our revenues from the sale of Emitasol will also be dependent on FDA approval and the development of Emitasol in conjunction with a new strategic partner which has not yet been obtained. In December 2001, we acquired the U.S. rights to market VSL#3, a patented probiotic. Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	finance operations with external capital until positive cash flows are achieved,

•	finance and acquire additional marketed products,

•	increase sales of current products,

•	finance the future growth of our sales/marketing and customer service organization,

•	enter into agreements with corporate partners for the development of Emitasol,

•

properly and timely perform the transfer of the manufacturing of our products to new contract manufacturers including receiving the appropriate approvals from the FDA and other regulatory authorities, and

•	continue to receive products from our sole-source contract manufacturers on a timely basis and at acceptable costs.

          No new product launches are planned. If we are unable to generate sufficient revenues from the sale of our products, or if we are unable to contain costs and expenses, we may not achieve profitability and may ultimately be unable to fund our operations.

Our inability to secure additional funding could lead to a loss of your investment.

          Although we recently completed a $4.0 million convertible debenture offering with institutional investors, this investment combined with our cash on hand may not be adequate for us to fund operations or reach cash burn breakeven. In addition, if further capital investments do not materialize, or if such investments cannot be completed at attractive terms to us, or if we are unable to receive any additional capital investments at all, this may further limit our ability to fund operations. In order to conduct our operating activities, we will require substantial additional capital resources in order to acquire new products, increase sales of existing products, and maintain our operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	cost maintenance and potential future expansion of our sales force,

•	achieving lower cost of goods sold and better operating efficiencies,

•	obtaining product from our sole-source contract manufacturers and completing the site transfer to new contract manufacturers,

•	acquiring additional product candidates, and

•	the status of the equity markets, in general, and investor’s tolerance for risk.

          Based on our internal forecast and projections, we believe that our cash on hand at June 30, 2002, and the cash to be generated through the expected sales of our products, will be sufficient to fund operations through December 31, 2002. We anticipate obtaining additional financing through corporate partnerships and public or private debt or equity financings. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to delay, reduce the scope of, eliminate or divest one or more of our product acquisition or manufacturing efforts. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to achieve cash burn breakeven by the end of 2002 or fund operations beyond the end of 2002.

If we are unable to contract with third party manufacturers, we may be unable to meet the demand for our products and lose potential revenues.

          We will rely on third party contract manufacturers to produce the clinical supplies for Emitasol, our marketed products, Acthar, Ethamolin, Glofil, Inulin and VSL#3, and other products that we may develop or commercialize in the future. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist. At this time, we have no contract manufacturers in place for clinical supplies of Emitasol.

          Aventis Pharmaceuticals Products, Inc. provides the final fill product for Acthar under our Asset Purchase Agreement with them until July 27, 2002. Additionally, we do not have a contract in place for the supply of Acthar’s active pharmaceutical ingredient (“API”). We are currently seeking a new vendor to provide the supply of Acthar’s API subsequent to July 27, 2002.  Aventis has manufactured and filled one final lot of Acthar which we expect to receive in August 2002.  It is anticipated that this final lot, along with the inventory of Acthar on hand as of June 30, 2002, will be sufficient to meet expected demand for Acthar through mid-2003.  We have identified a new contract manufacturer of Acthar finished product and have begun to transfer the final fill and labeling process from Aventis to this new contract manufacturer. As part of the original asset purchase from Aventis, we also acquired a certain amount of the API.  This bulk product originally manufactured by Aventis will be transferred to the new final fill manufacturer.  It is anticipated that this new contract manufacturer will complete the transfer and begin supplying finished product using the API manufactured by Aventis to us no later than mid-2003.  We are currently identifying potential new manufacturers of the API.  The process of manufacturing Acthar is complex and problems associated with the site transfer may be encountered.  Once the site transfer to the new final fill manufacturer and the new API manufacturer has been completed and they begin supplying Acthar to us, the cost of the product is expected to increase.

          Ethamolin is currently being manufactured by Ben Venue Laboratories (“Ben Venue”). We do not have a formal Ethamolin manufacturing contract in place with Ben Venue and we intend to order inventory on a purchase order basis until a contract is in place. Glofil is manufactured by ISO-Tex Diagnostics, Inc. on a purchase order basis. The API for Inulin is manufactured by Pfanstiehl Laboratories, Inc. under a contract we have with them, and the final fill product for Inulin is manufactured by Ben Venue on a purchase order basis.  Beginning in March 2002 the remaining on hand inventory of Inulin failed to meet certain specifications and as such the Company was unable to ship Inulin to its customers.  We have tried to procure additional supply of Inulin from our contract manufacturer but they have been unable to provide us Inulin at this time.  As of June 30, 2002 we had a backorder of $252,000 on our Inulin product. Unless we are able to procure a supply of Inulin in a timely fashion it will be unlikely that we will be able to fulfill any of the backorder request and recognize the revenue from these backorders.  In addition, until a new supply of Inulin is obtained it appears unlikely that we will be able to sell Inulin.  VSL#3 is supplied by VSL Pharmaceuticals, Inc. under a promotion agreement we have with them. VSL Pharmaceuticals, Inc. has the sole responsibility for manufacturing or acquiring the VSL#3 product.

          If we are unable to contract for a sufficient supply of our required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, or if the site transfers and the corresponding approval by the FDA and other regulatory authorities does not occur on a timely basis at the appropriate costs to us, we will lose sales and our clinical testing could be delayed, leading to a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of these products. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. During December of 2001, we were on backorder for Ethamolin and Acthar due to manufacturing constraints at two of our third party contract manufacturers.  As of June 30, 2002 we were on backorder for Inulin due to the failure of the product to meet certain specifications.  We cannot guarantee that we will not have backorders in the future for Ethamolin and Acthar or any of our current or future products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

If our revenues from sales of Acthar decline, we may not have sufficient revenues to fund our operations.

          We rely heavily on sales of Acthar. For the year ended December 31, 2001, Acthar revenues comprised 41% of our total product revenues.  For the quarter ended June 30, 2002, Acthar revenues comprised 64% of our total product revenues.  We expect that Acthar will continue to constitute a significant portion of our revenues for 2002. Although our goal is to actively promote Acthar, and we have no reason to believe Acthar will not be successful, we cannot predict whether the strong demand for Acthar will continue in the future or that we will continue to generate significant revenues from sales of Acthar. If the demand for Acthar declines, or if we are forced to reduce the price, our revenues from the sale of Acthar would decline.   If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. Any delays or problems associated with the site transfer of the manufacturer of Acthar will reduce the amount of the product that will be available for sale. If our revenues from the sale of Acthar decline or our gross margins on the sale of Acthar decline, our total revenues would be harmed and we may not have sufficient revenues to fund our operations.

If we lose the services of certain key personnel or are unable to hire skilled personnel in the future, our business will be harmed.

          We are highly dependent on the services of Charles J. Casamento, Chairman, President, and Chief Executive Officer and Kenneth R. Greathouse, Vice President of Commercial Operations. While Mr. Casamento has executed an employment agreement, if we were to lose either Mr. Casamento or Mr. Greathouse as employees, our business could be harmed. Moreover, we do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Although some increases in staffing levels are expected during 2002, these future demands are expected to require a substantial increase in management personnel to perform operational work as well as the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel to perform sales and marketing, business development, regulatory affairs, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

Our products in development and our commercialized products may not be accepted by the market, which may result in lower future revenues as well as a decline in our competitive positioning.

          Our current development program focuses on Emitasol, an intranasal medication used to treat nausea and vomiting. Emitasol could be developed for two indications: a decreased movement of the stomach region in diabetics causing fullness, bloating and nausea, known as diabetic gastroparesis, and delayed onset emesis, the vomiting associated with cancer chemotherapy patients. The diabetic gastroparesis drug candidate was being developed in collaboration with a subsidiary of Shire Pharmaceutical Group plc in the U.S. and had completed a Phase II clinical trial in the treatment of diabetic gastroparesis. With the expiration in July 2001 of the exclusive option to develop Emitasol held by Shire, development under this collaboration stopped. Further development of Emitasol is on hold pending our entering into an agreement with a future partner to fund the development of Emitasol. We also have intranasal drug candidates, Migrastat, for the treatment of migraine headaches on which pilot trials have been conducted, and Hypnostat for the treatment of insomnia, which has now been licensed to Fabre Kramer. There is no guarantee that any of these drugs will successfully complete Phase III testing. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing can vary by product and by the indicated use of a product. If one or more of these drugs fail to successfully pass Phase III testing, we would be unable to market or sell the product, which could result in lower future revenues as well as a decline in our competitive positioning.

          Additionally, our commercial products and any products that we successfully develop, if approved for marketing, may never achieve market acceptance. These products, if successfully developed, will compete with drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize the products that we may develop or that our corporate partners may develop.

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

The failure of our products to achieve market acceptance may result in lower future revenues as well as a decline in our competitive positioning.

We have little experience marketing VSL#3 and may be unsuccessful in doing so.

          We currently have limited sales and marketing experience with respect to VSL#3. Also, it is too early to know what the demand for VSL#3 will be. If the demand for VSL#3 is less than we anticipate, or we are unsuccessful in marketing VSL#3, our revenues from the sale of VSL#3 will be less than we are currently anticipating. Additionally, we market VSL#3 as a dietary supplement. Dietary supplements typically are not reimbursable by healthcare providers. If VSL#3 is not reimbursable by healthcare providers, our sales of VSL#3 may be limited and the market acceptance for this product may be reduced.

A large percentage of our common stock is beneficially owned by one shareholder and its affiliates, who in the future could attempt to take over control of our management and operations or exercise voting power to advance their own best interests and not necessarily those of other shareholders.

          Sigma-Tau Finanziaria S.p.A and its affiliates beneficially own, directly or indirectly, approximately 39% of our outstanding common stock as of June 30, 2002. Accordingly, these shareholders may control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may, at a minimum, have the effect of delaying or preventing a change in the management or voting control of us by a third party. It may also place us in the position of having our large shareholder take control of us and having new management inserted and new objectives adopted.

If our competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated.

          The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products which target the same diseases and conditions that we will target. For example, there are products on the market that compete with Acthar, Ethamolin, Glofil-125, Inulin, and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by competitors of ours, preventing us from obtaining this technology on favorable terms, or at all.

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

          Acthar competes with newer agents, such as synthetic corticosteriods, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Acthar is currently used in patients suffering from arthritis, multiple sclerosis, and infantile spasm.

          Several companies offer sclerotherapy agents (chemicals injected into varicose veins that damage and scar the inside lining of the vein, causing it to close) that compete with Ethamolin. Other competitive agents include Scleromate™ (an injectable agent used to treat varicose veins and spider veins), Rubber Band Ligation methods (procedures in which bleeding esophageal varices are tied off at their base with rubber bands, cutting off the blood flow) such as the Multi-band Superview manufactured by Boston-Scientific, the Multi-band Six Shooter manufactured by Wilson-Cook, and the Multi-band Ligator manufactured by Bard and Octreotide® manufactured by Novartis. The competition to market FDA-approved active bleeding esophageal varices therapies is intense.

          A number of companies offer both clinical competition as well as research competition to Glofil-125. The clinical competition includes serum creatinine and creatinine clearance methods (tests used to measure how quickly the kidney is able to clear creatinine, a natural chemical found in blood, from the blood) such as Tc-DTPA, which is manufactured by Mallinckrodt, Inc., as well as Omnipaque® (an injectable contrast media agent), which is manufactured by Sanofi, a division of Sanofi-Synthelabo. Research competition includes Conray®-iothalamate meglumine (an injectable contrast media agent), which is also manufactured by Mallinckrodt, Inc. and employed through the Mayo Clinic. The competition to market FDA-approved drugs to measure kidney function by evaluating glomerular filtration rate is intense.

          We have identified Culturelle™ by ConAgra, Probiotica by Johnson and Johnson, and LiveBac® by Nutraceutix as competitors to VSL#3.

          Several large companies’ products will compete with Emitasol in the delayed onset emesis market, including Zofran® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by Glaxo-Wellcome, Kytril® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by SmithKline Beecham and Reglan® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by A.H. Robins. These competitive products, however, are available in oral and intravenous delivery forms only. The competition to develop FDA-approved drugs for delayed onset emesis and diabetic gastroparesis is intense.

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

          If our competitors succeed in developing technologies and drugs that are more effective or less costly than any that we are developing, our technology and future drugs may be rendered obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly than we will. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market specific products. We do not know if drugs resulting from the joint efforts of our existing or future collaborative partner will be able to compete successfully with our competitors’ existing products or products under development or whether we will obtain regulatory approval in the U.S. or elsewhere.

If we fail to maintain or enter into new contracts related to collaborations and in-licensed or acquired technology and products, our product development and commercialization could be delayed.

          Our business model has been dependent on our ability to enter into licensing and acquisition arrangements with commercial or academic entities to obtain technology or marketed products for development and commercialization. If we are unable to enter into any new agreements in the future, our development and commercialization efforts will be delayed. Disputes may arise regarding the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. We may not be able to negotiate additional license and acquisition agreements in the future on acceptable terms, if at all. In addition, current license and acquisition agreements may be terminated, and we may not be able to maintain the exclusivity of our exclusive licenses.

          If collaborators do not commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating our discoveries, our development progress will be stalled. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with us. The amount and timing of resources devoted to these activities by the parties could depend on the achievement of milestones by us and otherwise generally may be controlled by other parties. In addition, we expect that our agreements with future collaborators will likely permit the collaborators to terminate their agreements upon written notice to us. This type of termination would substantially reduce the likelihood that the applicable research program or any lead candidate or candidates would be developed into a drug candidate, would obtain regulatory approvals and would be manufactured and successfully commercialized.

          If none of our collaborations are successful in developing and commercializing products, or if we do not receive milestone payments or generate revenues from royalties sufficient to offset our significant investment in product development and other costs, then our business could be harmed. Disagreements with our collaborators could lead to delays or interruptions in, or termination of, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and may result in lost revenues and substantial legal costs which could negatively impact our results from operations.

If we are unable to settle the dispute surrounding our collaboration agreement with Shire Pharmaceuticals Group plc, we may incur increased legal and/or litigation expenses and lost revenues from delays in the commercialization of Emitasol.

          Under a collaboration agreement between Shire (after its acquisition of Roberts Pharmaceuticals) and us, Shire had the option to acquire exclusive North American rights to Emitasol. This option expired in July 2001. Under that collaboration agreement, we were obligated to fund one-half of the clinical development expenses for Emitasol up to an aggregate of $7 million. Through June 30, 2002, we have made development payments for Emitasol, under the terms of the agreement with Shire, totaling $4.6 million, which consists of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses, including patent and trademark costs.

          Shire asserts we owe $348,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option. We have requested that Shire return certain items to us, including the manufacturing and clinical data it obtained over the course of the agreement, the transfer of the INDs relating to Emitasol (which is substantially complete) and the assignment of the intellectual property relating to Emitasol generated in the course of the development program. While Shire has returned some of these items, we are still in discussion with them as to the resolution of other open items. The failure to quickly resolve any open items on favorable terms relating to this collaboration could result in difficulties finding a new partner to continue the development of Emitasol. Additionally, Shire holds all of our outstanding 2,155,715 Series A preferred shares which represents a beneficial ownership percentage of approximately 5.31% as of June 30, 2002. If we are unable to settle our disagreements with Shire quickly, we may end up in a protracted contract dispute with this major shareholder which may result in increased legal fees, delayed commercialization of Emitasol and lost revenues from the sale of Emitasol.

If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues.

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

          The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Pending patent applications we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed or we will develop. The laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the US

          In addition to patents, we rely on trade secrets and proprietary know-how. We currently seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by competitors.

          Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. If our activities infringe on patents owned by others, we could incur substantial costs in defending ourselves in suits brought against a licensor or us. Should our products or technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of our products could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of our products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties, which may not be made available on terms acceptable to us, if at all.

Since we must obtain regulatory approval to market our products in the United States and in foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products.

          Any products that we develop are subject to regulation by federal, state and local governmental authorities in the U.S., including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

•	stall the marketing, selling and distribution of any products that our corporate partners or we develop,

•	impose significant additional costs on our corporate partners and us,

•	diminish any competitive advantages that we or our corporate partners may attain, and

•	decrease our ability to receive royalties and generate revenues and profits.

          Regulatory approval, if granted, may entail limitations on the indicated uses for which a new product may be marketed that could limit the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing FDA good manufacturing practices. The FDA has recently revised the good manufacturing practices regulations. Failure to comply with applicable regulatory requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing applications and criminal prosecution.

          In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that may result in the delay in the development, production and marketing of our products. As such, we may be required to incur significant costs to comply with current or future laws or regulations. For example, successful late stage Phase III clinical trials for such potentially important treatments such as diabetic gastroparesis and delayed onset emesis will require the enrollment of many patients. Together, the costs of these trials, if funded solely by us, could exceed our current financial resources.

Our ability to generate revenues is affected by the availability of reimbursement on our products, and our ability to generate revenues will be diminished if we fail to obtain an adequate level of reimbursement for our products from third party payors.

          In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the U.S.) and private insurance plans. VSL#3 currently does not qualify for any reimbursements by third party payors. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues, thereby weakening our competitive position and negatively impacting our results of operations.

          In the U.S., proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been under consideration in several states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to its innovative medicines, the market acceptance of these products may be reduced.

          Legislation in the US requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. If these discounts and rebates become burdensome to us, our net sales would decline.

We face possible delisting from the American Stock Exchange which would result in a limited public market for our common stock.

        We have fallen below certain of the American Stock Exchange’s (“Amex”) continued listing standards and have therefore become subject to possible delisting. Specifically, on August 9, 2002, we received notification from AMEX that we have fallen below the standards set forth in the AMEX Guide Section 1003(a)(i) by having (1) stockholders’ equity of less than $2,000,000 and losses from continuing operations in the last two fiscal years and (2) stockholders’ equity of less than $4,000,000 and losses from continuing operations in the last three fiscal years. The notification provides that we may submit a plan to AMEX by September 10, 2002 advising it of the measures we intend to take in order to bring us into compliance with AMEX’s continuing listing standards. We intend to submit such a plan. If our plan is approved, we will be entitled to an eighteen month grace period to regain compliance with AMEX’s continuing listing standards. If our plan is not approved, AMEX may initiate delisting procedures. If we are delisted from AMEX, the public market for our common stock would be limited.

Our stock price has a history of volatility, and an investment in our stock could decline in value.

          The price of our stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. Our stock price has ranged in value from $0.43 to $5.25 over the last three years. Any number of events, both internal and external to us, may continue to affect our stock price. These include, without limitation, the quarterly and yearly revenues and earnings, results of clinical trials conducted by us, our partners or by our competitors; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; the resolution of (or failure to resolve) disputes with collaboration partners; corporate restructuring by us; licensing activities by us; and the acquisition or sale by us of products, products in development or businesses.

          In connection with our research and development collaborations, from time to time we have received equity securities of our corporate partners. The price of these securities also is subject to significant volatility and may be affected by, among other things, the types of events that affect our stock. Changes in the market price of these securities may impact our profitability.

If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products.

          Our business will expose us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by us or our collaborators in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand for any of our drug candidates that receive regulatory approval for commercial sale. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance for claims up to $10,000,000. However, if we are unable to maintain insurance coverage at acceptable costs, in a sufficient amount, or at all, or if we become subject to a product liability claim, our reputation, stock price and ability to devote the necessary resources to the commercialization of our products could be negatively impacted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk at June 30, 2002 has not changed materially from December 31, 2001, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ending December 31, 2001,as filed with the Securities and Exchange Commission on March 19, 2002.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          Not applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 2002 annual meeting of shareholders on May 17, 2002.  The following matters received the votes at the meeting as set forth below:

1.	Election of Directors to hold office until the 2003 Annual Meeting of Shareholders.

	Votes For	Votes Withheld

Charles J. Casamento	35,101,014	207,879
Robert F. Allnutt	35,101,014	207,879
Frank J. Sasinowski	35,101,014	207,879
Jon S. Saxe	35,098,514	210,379
John T. Spitznagel	35,101,014	207,879
Roger G. Stoll	35,101,014	207,879
Virgil Thompson	35,101,014	207,879

2.

To amend the Company’s 1992 Employee Stock Option Plan (the “1992 Plan”) to extend its term through March 1, 2012, and to ratify the Board of Directors’ amendment to the 1992 Plan increasing the maximum per employee, per calendar year stock option award limit from 100,000 to 600,000.

For	19,097,936
Against	2,217,363
Abstain	61,379

3.	To amend the Company’s Bylaws to increase the authorized minimum number of directors from four to five, so that the authorized number of directors will be a range of five to nine.

For	34,599,414
Against	623,887
Abstain	85,592

4.	To approve the form of Indemnification Agreement to be entered into by the Company and its officers and directors.

For	33,643,574
Against	1,528,711
Abstain	136,608

5.	To approve the Board of Directors’ selection of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002.

For	35,107,431
Against	45,830
Abstain	85,632

ITEM 5.    OTHER INFORMATION

          Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

10.6 Asset Purchase Agreement dated July 27, 2001 between the Registrant and Aventis Pharmaceuticals Products, Inc.

10.7 First Amendment to Asset Purchase Agreement dated January 29, 2002 between the Registrant and Aventis Pharmaceuticals Products, Inc.

10.8 Promotion Agreement dated December 1, 2001 between the Registrant and VSL Pharmaceuticals, Inc.

10.9 First Amendment to Promotion Agreement dated June 27, 2002 between the Registrant and VSL Pharmaceuticals, Inc.

          (b)  Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: August 14, 2002	By:	/s/ CHARLES J. CASAMENTO

Charles J. Casamento Chairman, President & CEO

Date: August 14, 2002	By:	/s/ TIMOTHY E. MORRIS

Timothy E. Morris Vice President, Finance & Administration And Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.6 Asset Purchase Agreement dated July 27, 2001 between the Registrant and Aventis Pharmaceuticals Products, Inc.

10.7 First Amendment to Asset Purchase Agreement dated January 29, 2002 between the Registrant and Aventis Pharmaceuticals Products, Inc.

10.8 Promotion Agreement dated December 1, 2001 between the Registrant and VSL Pharmaceuticals, Inc.

10.9 First Amendment to Promotion Agreement dated June 27, 2002 between the Registrant and VSL Pharmaceuticals, Inc.