Form 10-Q
period 2002-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2002-11-12
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No   ☐

         At November 7, 2002 there were 38,672,583 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

ITEM 1.   FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents (which included a compensating balance of $5,000 at December 31, 2001)	$9,203	$10,183

Short-term investments	133	388

Accounts receivable, net of allowance for doubtful accounts of $20 at September 30, 2002 and $78 at December 31, 2001	445	672

Inventories, net	436	96

Prepaid expenses and other current assets	963	265

Total current assets	11,180	11,604

Property and equipment, net	633	602

Purchased technology, net	518	1,159

Goodwill and other indefinite lived intangible assets	479	479

Deposits and other assets	1,024	1,228

Total assets	$13,834	$15,072

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$1,370	$1,095

Accrued compensation	767	575

Unissued common stock	—	960

Other accrued liabilities	1,600	1,070

Note payable to bank	—	5,000

Short-term debt and current portion of long-term debt	365	368

Current portion of capital lease obligations	16	57

Total current liabilities	4,118	9,125

Convertible debentures, (face amount of $4,000), net of deemed discount of $1,195	2,805	—

Long-term debt	—	121

Other non-current liabilities	1,018	1,045

Commitments

Preferred stock, subject to redemption	5,081	5,081

Stockholders’ equity (deficit):

Common stock	77,435	74,018

Deferred compensation	(10)	(20)

Accumulated deficit	(76,613)	(74,183)

Accumulated other comprehensive income (loss)	—	(115)

Total stockholders’ equity (deficit)	812	(300)

Total liabilities and stockholders’ equity (deficit)	$13,834	$15,072

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:

Net product sales	$3,772	$1,258	$10,885	$2,930

Contract research and grant revenue	17	59	143	341

Technology revenue	—	—	250	90

Royalty revenue	9	4	15	9

Services revenue from a related party (see Note 11)	50	—	150	—

Total revenues	3,848	1,321	11,443	3,370

Operating costs and expenses:

Cost of product sales	645	369	1,800	1,008

Sales and marketing (Note A)	1,713	738	4,741	2,216

General and administrative (Note A)	1,206	1,293	3,953	3,060

Research and development (Note A)	791	639	2,107	2,176

Depreciation and amortization	262	547	921	1,659

Total operating costs and expenses	4,617	3,586	13,522	10,119

Loss from operations	(769)	(2,265)	(2,079)	(6,749)

Non-cash amortization of deemed discount on convertible debentures	(130)	—	(305)	—

Interest income (expense), net	(11)	(45)	3	14

Other income (expense), net	(151)	11	(261)	4

Rental income, net	66	38	212	600

Net loss	$(995)	$(2,261)	$(2,430)	$(6,131)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.06)	$(0.21)

Shares used in calculation of basic and diluted net loss per share	38,632	34,566	38,317	29,438

Note A:

Includes non-cash charges for stock-based compensation as follows:

Sales and marketing	$—	$—	$44	$—

General and administrative	—	8	243	31

Research and development	—	1	24	5

Total	$—	$9	$311	$36

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES

Net loss	$(2,430)	$(6,131)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation expense	311	36

Amortization of deemed discount on convertible debentures	305	—

Depreciation and amortization	921	1,659

Other-than-temporary loss on investment	367	—

Deferred rent expense	(24)	78

(Gain)/Loss on the sale of equipment	(37)	37

Changes in operating assets and liabilities:

Accounts receivable	227	(686)

Inventories	(340)	(44)

Prepaid expenses and other current assets	(665)	281

Accounts payable	275	525

Accrued compensation	192	98

Accrued development costs	—	(541)

Other accrued liabilities	530	143

Net cash flows used in operating activities	(368)	(4,545)

INVESTING ACTIVITIES

Proceeds from the maturity of short-term investments, net	—	499

Purchase of property and equipment	(323)	(183)

Proceeds from sale of property and equipment	51	37

Decrease in other assets	270	54

Net cash flows (used in) provided by investing activities	(2)	407

FINANCING ACTIVITIES

Issuance of common stock, net	557	6,925

Issuance of convertible debentures	4,000	—

Short-term borrowings	1,172	—

Repayment of note payable to bank	(5,000)	—

Repayment of short-term and long-term debt	(1,296)	(240)

Repayments of capital lease obligations	(43)	(75)

Net cash flows (used in) provided by financing activities	(610)	6,610

Increase (decrease) in cash and cash equivalents	(980)	2,472

Cash and cash equivalents at beginning of period	10,183	6,818

Cash and cash equivalents at end of period	$9,203	$9,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$150	$359

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
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

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 19, 2002 with the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts in the prior quarter’s financial statements have been reclassified to conform to the current quarter’s presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.	REVENUE RECOGNITION

         Revenues from product sales of Acthar®, Ethamolin®, Glofil™-125, Inulin and VSL#3™ are recognized based upon shipping terms, net of estimated reserves for sales returns and discounts. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. Revenues from Glofil™-125 unit dose sales are recognized when the product is sold to end-users in accordance with the distribution agreement with the third-party distributor. The Company records estimated sales allowances against product revenues for expected returns, chargebacks and discounts based on historical sales returns, analysis of return merchandise authorization and other known factors such as shelf life of products, as required. The Company continually assesses the historical returns experience and adjusts its allowances as appropriate. The Company’s return policy allows customers to return expired product within six months beyond the expiration date. Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns, rather all returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales. All returns are subject to quality assurance reviews prior to acceptance. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3™ we sell direct to consumers. The Company does not require collateral from its customers.

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

         The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At September 30, 2002, the Company had cash, cash equivalents and short-term investments of $9,336,000. Following is a summary of cash equivalents and short-term investments (in thousands) based on quoted market prices for these investments:

	September 30,	December 31,
	2002	2001

Money market funds	$9,097	$4,943

Certificates of deposit	—	5,000

Corporate equity investments	133	388

	9,230	10,331

Less amounts classified as cash equivalents	(9,097)	(9,943)

Short-term investments	$133	$388

         In September 2000, the Company entered into an agreement with Rigel Pharmaceuticals, Inc. (“Rigel”), to sell exclusive rights to certain proprietary antiviral research technology in exchange for cash and 83,333 shares of Rigel stock. The Company has recorded an other-than-temporary loss of $186,000 on these shares for the quarter ended September 30, 2002. This write-down is included in Other Expense on the Statements of Operations. The write-down reduced the cost of the equity investment to $1.60 per share or $133,000 at September 30, 2002. At December 31, 2001, the equity investment had a cost of $500,000 and an unrealized loss of $112,000.

4.	INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of finished goods of $452,000 and $152,000 and raw materials of $56,000 and $0, at September 30, 2002 and December 31, 2001, respectively. These amounts are shown net of an allowance for obsolete/excess inventories of $72,000 and $56,000 at September 30, 2002 and December 31, 2001, respectively.

5.	PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS

         In July 2001, the FASB issued Statement No. 141, “Business Combinations” (SFAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. The Company’s adoption of SFAS 142 as of January 1, 2002 did not have a material impact on its financial statements. Goodwill and other indefinite lived intangible assets no longer subject to amortization amounted to $479,000 at September 30, 2002. The remaining net balance of $518,000 relates to purchased technology and is being amortized over the estimated sales life of the associated product (seven years).

         In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill on January 1, 2002, which would have resulted in an increase of reported net loss of approximately $409,000 for the nine months ended September 30, 2002, as compared with the accounting prior to the adoption of SFAS 141 and SFAS 142. The Company performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests.

         A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, follows (in thousands, except per share amounts).

	Nine months ended September 30,		Year Ended December 31,

	2002	2001	2001	2000

Reported net loss	$(2,430)	$(6,131)	$(8,697)	$(13,762)
Add back: Goodwill amortization	—	409	546	523

Adjusted net loss	$(2,430)	$(5,722)	$(8,151)	$(13,239)

Basic and diluted earnings per share: Reported net loss	$(0.06)	$(0.21)	$(0.28)	$(0.56)
Add back: Goodwill amortization	—	0.02	0.02	0.02

Adjusted net loss	$(0.06)	$(0.19)	$(0.26)	$(0.54)

6.	NOTE PAYABLE

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

         In January 2002, the Company entered into a revolving accounts receivable line of credit with an asset based lending division of a bank. Under this line of credit, the Company can borrow up to the lesser of 80% of the eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of this line of credit is one year. As of September 30, 2002, there were no borrowings under this line of credit. The line of credit is secured by a blanket lien on all assets including intellectual property.

8.	CONVERTIBLE DEBENTURES

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

9.	NET LOSS PER SHARE

         Under SFAS No. 128, Earnings Per Share, basic and diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at September 30, 2002, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 7,975,308 stock options, 2,155,715 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures (if dilutive), placement unit options for 986,898 shares and 4,851,201 warrants.

10.	STOCK OPTIONS AND WARRANTS

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

11.	RELATED PARTY TRANSACTIONS

         In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Sigma Tau beneficially owned approximately 39% of the Company’s outstanding stock as of September 30, 2002. On June 27, 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company has agreed to purchase VSL#3™ from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3™ product direct to customers at its cost and expense. Revenues from sales of VSL#3™ are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3™. VSL#3™ revenue for the quarter ending September 30, 2002 was $183,000 and is included in Net Product Sales. Included in Accounts Payable is $87,000 for amounts owed to VSL. An access fee to VSL is calculated quarterly, which varies based upon sales and costs incurred by the Company. The access fee for the quarter ended September 30, 2002 is estimated to be $27,000 and is included in Sales and Marketing expense. Additionally, under these agreements, VSL has paid the Company $200,000 in exchange for services provided by the Company to launch the VSL#3™ product. This $200,000 payment is being recognized over a one-year period (the deemed benefit period related to the launch of the product) and is included in “Services revenue from a related party” on the Statements of Operations. The term of the agreement is three years, however, VSL is entitled to unilaterally terminate the agreement by providing written notice to the Company after the one-year anniversary of the effective date. The VSL#3™ product was formally launched on May 23, 2002.

         In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company has paid Glenridge $353,000 in 2002 related to royalties on Acthar® sales. The Company has accrued $90,000 for royalties earned in the quarter ended September 30, 2002, which is included in Other Accrued Liabilities on the Balance Sheet.

12.	COMPREHENSIVE LOSS

                  Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(995)	$(2,261)	$(2,430)	$(6,131)

Other comprehensive income (loss)	15	(292)	115	(418)

Comprehensive loss	$(980)	$(2,553)	$(2,315)	$(6,549)

Independent Accountants’ Review Report

The Board of Directors
Questcor Pharmaceuticals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2001, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended and in our report dated February 12, 2002, (except for Note 1, paragraph 4, and Note 17, as to which the date is March 15, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California
October 25, 2002

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

         We have sustained an accumulated deficit of $76.6 million from inception through September 30, 2002. Based on our internal forecast and projections, we believe that our cash on hand and the cash to be generated through the expected sale of our products will be sufficient to fund operations for the next twelve months. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, the availability of raw materials and finished goods from our sole-source manufacturers, the timing of certain expenses, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments (See “Liquidity and Capital Resources”).

Results of Operations

         Three months ended September 30, 2002 compared to the three months ended September 30, 2001:

         For the quarter ended September 30, 2002, we incurred a net loss of $995,000 or $0.03 per share, as compared to a net loss of $2,261,000, or $0.07 per share for the quarter ended September 30, 2001, an improvement of $1,266,000 or 56%.

         For the quarter ended September 30, 2002, net product sales increased $2,514,000 or 200% to $3,772,000 from $1,258,000 for the quarter ended September 30, 2001. The increase in product revenues was due primarily to sales of Acthar®, which we introduced in the third quarter of 2001, and to increased unit sales of Ethamolin®. Effective June 24, 2002, we increased our list price for Ethamolin and Acthar. From the date of the notification of the price increase through June 30, 2002, we received $3,231,000 of Acthar and Ethamolin orders of which $777,000 had shipped prior to June 30, 2002. The remaining $2,454,000 of Acthar and Ethamolin orders were fulfilled in July 2002. We believe that a portion of the increase in net product sales for the quarter ended September 30, 2002, as compared to the same quarter last year, is attributable to purchases made as a result of the notification of the price increase.

         We review external data sources to estimate customer demand for our products. In the event that demand for our products is less than our sales to wholesalers, excess inventory may result at the wholesaler level, which may impact future product sales. The historical usage data for Acthar is unavailable at this time, and therefore its difficult to estimate the amount of inventory at the wholesaler level. If the supply of Acthar currently available exceeds the future demand, our future revenues from the sales of Acthar may be affected adversely. Based upon a review of the historical usage data for Ethamolin and the higher than anticipated purchases of Ethamolin that occurred as a result of the price increase, we believe the current supply of Ethamolin in the wholesale channel exceeds normal inventory levels. It is difficult to accurately measure the amount of inventory that exists at any point in time at the wholesaler level. It is also difficult to accurately forecast our customers’ future demand. We believe, however, as a result of Ethamolin supply in the wholesale channel, our revenues from sales of Ethamolin may be adversely impacted in the near term. Beginning in March of 2002, the remaining on hand inventory of Inulin failed to meet certain specifications under Food and Drug Administration (“FDA”) regulations and as such we were unable to ship Inulin to our customers. Included in Inventories at September 30, 2002, is Inulin active pharmaceutical ingredient (“API”), which we are waiting for FDA approval to use in the production of the final product. Unless we are able to obtain approval on this API of Inulin in a timely fashion, it will be unlikely that we will be able to sell Inulin in the future.

         Contract research and grant revenue decreased to $17,000 for the quarter ended September 30, 2002 from $59,000 for the quarter ended September 30, 2001. This decrease was partly a result of us receiving less reimbursement from the Small Business Innovation Research (“SBIR”) grant due to a decrease in activity with our GERI compound research projects in the quarter ended September 30, 2002. Additionally, for the quarter ended September 30, 2001, we recognized contract research revenue under our June 2001 Letter of Understanding with Fabre Kramer to jointly pursue the development and commercialization of Hypnostat™ and Panistat™. In June 2002, we signed a License Agreement with Fabre-Kramer Pharmaceuticals under which Fabre-Kramer controls the development of Hypnostat and Panistat.

         Royalty revenue for the quarter ended September 30, 2002 was $9,000, as compared to $4,000 for the quarter ended September 30, 2001. Royalty revenue represents sales of Pramidin® in Italy, under our license agreement with Sirton. This license agreement expired in accordance with its terms in June of 2002, and we are currently in discussions with other potential partners for Pramidin. Royalty revenues for the quarter ended September 30, 2002 also reflect royalties earned in connection with our license agreement with Ahn-Gook Pharmaceutical Co., LTD, our Korean licensee for Pramidin, which is marketed as Emitasol™ in Korea. Services revenue from a related party was $50,000 for the quarter ended September 30, 2002, representing this quarter’s revenue resulting from the $200,000 payment made by VSL Pharmaceuticals, Inc. (“VSL”) for certain promotional activities we undertook to support the launch of VSL#3™. We have a remaining balance of $50,000 from such payment, which will be recognized as revenue ratably through December 2002.

         Total revenues for the quarter ended September 30, 2002 increased $2,527,000 or 191% to $3,848,000 from total revenues of $1,321,000 for the quarter ended September 30, 2001.

         Cost of product sales increased to $645,000 or 75% for the quarter ended September 30, 2002 from $369,000 for the quarter ended September 30, 2001. This increase was a result of greater overall material costs due to the higher product sales for the quarter. However, cost of product sales as a percentage of net product sales decreased to 17% for the quarter ended September 30, 2002 from 29% for the quarter ended September 30, 2001, primarily due to a change in product mix for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

         Sales and marketing expenses for the quarter ended September 30, 2002 were $1,713,000, which represents an increase of $975,000 or 132% as compared to $738,000 for the quarter ended September 30, 2001. This increase is primarily due to salary and other costs associated with the expansion of our sales and marketing departments and increased marketing costs to support our newer products, Acthar and VSL#3.

         General and administrative expenses for the quarter ended September 30, 2002 were $1,206,000, which represents a decrease of $87,000 or 7%, compared to $1,293,000 for the quarter ended September 30, 2001. The decrease is primarily due to the legal fees incurred in the quarter ended September 20, 2001 related to the Acthar product acquisition, which were not incurred in the current quarter.

         Research and development expenses for the quarter ended September 30, 2002 were $791,000, which represents an increase of $152,000 or 24%, as compared to $639,000 for the quarter ended September 30, 2001. This increase is due to costs and expenses related to the manufacturing site transfer of Acthar, offset by decreased internal research and development activities. Under our agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), Aventis manufactured and supplied Acthar through July 2002. Aventis filled one final lot of Acthar that is included in Inventories at September 30, 2002. It is anticipated that this final lot, along with the inventory of Acthar on hand as of September 30, 2002, will be sufficient to meet expected demand through early 2004. We have identified a new contract manufacturer of Acthar finished product and have begun to transfer the final fill and labeling process from Aventis to this new manufacturer. As part of the original Asset Purchase Agreement with Aventis, we will acquire a certain amount of the API for Acthar. This bulk product originally manufactured by Aventis will be transferred to the new final fill manufacturer. It is anticipated that this new contract manufacturer will complete the transfer and begin supplying finished product using the API manufactured by Aventis to us no later than mid-2003. We are also in the process of identifying potential new manufacturers for the API. The manufacturing development costs incurred in the quarter ended September 30, 2002 relate primarily to these site transfer and validation costs. Once the site transfer to the new final fill manufacturer and the new API manufacturer are complete and they begin to supply Acthar to us, the cost of the product is expected to increase. On November 4, 2002, we met with the FDA to discuss our manufacturing transfer plan for Acthar. In connection with that meeting, the FDA approved our Supplemental New Drug Application filed on September 27, 2002, to extend the labeled shelf life of Acthar from twelve months to eighteen months from the date of manufacture.

         Non-cash amortization of deemed discount on convertible debentures issued March 15, 2002 for the quarter ended September 30, 2002 was $130,000, there was no such expense in the prior year period.

         Interest expense, net, decreased by $34,000 to $11,000 for the quarter ended September 30, 2002 as compared to $45,000 for the quarter ended September 30, 2001.

         Other expense, net, increased by $162,000 to $151,000 for the quarter ended September 30, 2002 as compared to net other income of $11,000 for the quarter ended September 30, 2001, primarily due to the other-than-temporary loss taken on our investment in Rigel Pharmaceuticals, Inc. (“Rigel”), in the current quarter. We recorded an other-than-temporary loss of $186,000 on our Rigel equity securities investment for the quarter ended September 30, 2002.

         Rental income, net, increased to $66,000 for the quarter ended September 30, 2002, from $38,000 for the quarter ended September 30, 2001, primarily due to greater rental income in the current quarter.

         Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001:

         During the nine months ended September 30, 2002, we incurred a net loss of $2,430,000 or $0.06 per share, as compared to a net loss of $6,131,000 or $0.21 per share for the nine months ended September 30, 2001, an improvement of $3,701,000 or 60%.

         For the nine months ended September 30, 2002, net product sales increased $7,955,000 or 272% to $10,885,000 from $2,930,000 for the nine months ended September 30, 2001. The increase in product revenues was due primarily to increased units sales of Ethamolin and Acthar, which was introduced in the third quarter of 2001. The increase of unit sales over the prior period was partially due to a shipment of a backorder in early 2002 and a price increase in June 2002. During the nine months ended September 30, 2002 we shipped backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar and $408,000 for Ethamolin. Without these backorders, product revenues would have been $10,143,000, an increase of $7,213,000 or 246% over the nine months ended September 30, 2001. Effective June 24, 2002, we increased our list price for Ethamolin and Acthar. From the date of the notification of the price increase through June 30, 2002, we received $3,231,000 of Acthar and Ethamolin orders of which $777,000 had shipped prior to June 30, 2002. The remaining orders of $2,454,000 were fulfilled in July 2002.

         Contract research and grant revenue decreased $198,000 or 58% to $143,000 for the nine months ended September 30, 2002 from $341,000 for the nine months ended September 30, 2001. This decrease was primarily the result of us receiving less reimbursement under the SBIR grant due to a decrease in activity with our GERI compound research project in the nine months ended September 30, 2002.

         For the nine months ended September 30, 2002, we recognized $250,000 in technology revenue related to the License Agreement with Fabre-Kramer. During the nine months ended September 30, 2001, we recognized $90,000 in technology revenue related to a payment under our license agreement with Tularik, Inc. for the sale of our antifungal drug discovery program. Royalty revenue for the nine months ended September 30, 2002 was $15,000, a slight increase as compared to $9,000 for the nine months ended September 30, 2001. Royalty revenue represents sales of Pramidin® in Italy, under our license agreement with Sirton. This license agreement expired in accordance with its terms in June of 2002. Royalty revenues for the nine months ended September 30, 2002 also reflect royalties earned in connection with our license agreement with Ahn-Gook. Services revenue from a related party was $150,000 for the nine months ended September 30, 2002. This amount represents the recognition of year to date revenue resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3. We have a remaining balance of $50,000 from such payment, which will be recognized as revenue ratably through December 2002.

         Total revenues for the nine months ended September 30, 2002 increased $8,073,000 or 240% to $11,443,000 from total revenues of $3,370,000 for the comparable period ended September 30, 2001.

         Cost of product sales increased to $1,800,000 or 79% for the nine months ended September 30, 2002 from $1,008,000 in the nine months ended September 30, 2001. This increase was a result of greater material costs due to higher product sales for the current period. However, cost of product sales as a percentage of net product sales decreased to 17% for the nine months ended September 30, 2002 from 34% for the nine months ended September 30, 2001, primarily due to a change in product mix.

         Sales and marketing expenses for the nine months ended September 30, 2002 were $4,741,000, which represents an increase of $2,525,000 or 114% as compared to $2,216,000 for the nine months ended September 30, 2001. However, as a percentage of revenue, sales and marketing expenses decreased to 41% for the nine months ended September 30, 2002 from 66% for the nine months ended September 30, 2001. The increase in dollars is primarily due to salary and other costs associated with the expansion of our sales and marketing departments, and increased marketing costs to support our newer products, Acthar and VSL#3. We had a headcount of 30 individuals to support the commercial sales of our five products as of September 30, 2002, compared to a headcount of 18 individuals to support three products as of September 30, 2001.

         General and administrative expenses for the nine months ended September 30, 2002 were $3,953,000, which represents an increase of $893,000 or 29%, compared to $3,060,000 in the nine months ended September 30, 2001. The increase was primarily related to non-cash charges for stock-based compensation of $243,000 for the nine months ended September 30, 2002 and increased investment banking costs associated with potential product acquisitions, financing opportunities and other general and administrative expenses.

         Research and development expenses for the nine months ended September 30, 2002 were $2,107, 000, which represents a decrease of $69,000 or 3%, as compared to $2,176,000 for the nine months ended September 30, 2001. Since the completion of our merger with RiboGene in 1999, we have reduced our focus on research and development of non-marketed products and reduced our headcount accordingly. The decrease was due to lower salary and related expenses related to our research and development activities, offset by increased manufacturing costs related to the Acthar site transfer. The manufacturing development costs incurred for the nine months ended September 30, 2002, relate primarily to site transfer and validation costs.

         Non-cash amortization of deemed discount on convertible debentures for the nine months ended September 30, 2002 was $305,000 pertaining to amortization of the deemed discount related to the convertible debentures. There was no similar expense in the nine months ended September 30, 2001.

         Interest income (expense), net, decreased by $11,000 to $3,000 for the nine months ended September 30, 2002 from $14,000 for the nine months ended September 30, 2001, primarily due to a lower return on invested cash.

         Other expense, net, increased by $265,000 to $261,000 for the nine months ended September 30, 2002 from net other income of $4,000 for the nine months ended September 30, 2001, due to the receipt of profits arising from short swing stock trades executed by one of our 10% shareholders, offset by the $367,000 other-than-temporary loss taken on our Rigel equity securities investment.

         Rental income, net, decreased to $212,000 for the nine months ended September 30, 2002, from $600,000 in the comparable nine months ended September 30, 2001, due to the receipt of a sublease termination fee of $130,000 by the former sublessor of our Carlsbad facility and a $250,000 payment receipt for vacating our Hayward facility in May 2001.

Liquidity and Capital Resources

         We have principally funded our activities to date through various issuances of equity securities, which, through September 30, 2002, have raised total net proceeds of $46.2 million, and to a lesser extent through product sales.

         At September 30, 2002, we had cash, cash equivalents and short-term investments of $9,336,000 compared to $10,571,000 at December 31, 2001 (including a compensating balance of $5,000,000). At September 30, 2002, our working capital was $7,062,000 compared to $2,479,000 at December 31, 2001. The increase in working capital was principally due to the issuance of $4,000,000 convertible debentures coupled with increased product sales for the period, and the repayment of our note payable. Currently we use cash earnings/(burn) as a measure of our performance. Cash earnings/(burn) is defined as net loss excluding certain non-cash charges (depreciation and amortization, non-cash amortization of deemed discount on convertible debentures, and non-cash stock based compensation.). Our cash burn for the quarter ended September 30, 2002 was $603,000, an improvement of $1,102,000 as compared to our cash burn of $1,705,000 for the quarter ended September 30, 2001. Our cash burn for the nine months ended September 30, 2002 was $893,000, an improvement of $3,543,000, as compared to our cash burn of $4,436,000 for the comparable period in 2001.

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

         In January 2002, we entered into a revolving accounts receivable line of credit. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year. As of September 30, 2002, we had no borrowings under this line of credit.

         We lease four buildings with lease terms expiring between 2004 and 2012. Annual rent payments for all of our facilities in 2002 are estimated to be $1,449,000. We utilize the Union City facility as our headquarters and the Carlsbad facility as our warehousing and distribution center. Annual rent payments for 2002 for these facilities total $660,000. We have subleased laboratory space and laboratory equipment in Hayward, California for a term of six years and anticipate that we will receive $949,000 in 2002 as sublease income to be used to pay the annual rental expense of $651,000 in 2002. The Lee’s Summit facility was closed in May 2001 and this facility is currently available for sublease. Lease payments under the facility in Lee’s Summit, Missouri will total $138,000 for 2002.

         We also hold 83,333 shares of Rigel Pharmaceuticals, Inc. (NASD: RIGL) common stock that we received in conjunction with the agreement to sell Rigel exclusive rights to certain of our proprietary antiviral drug research technology. As of September 30, 2002, the shares had a market value of $1.60 per share, and are classified as a security available-for-sale.

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

         Based on our internal forecast and projections, we believe that our cash on hand and the cash to be generated through the expected sale of our products will be sufficient to fund operations for at least the next twelve months. Our future funding requirements will depend on many factors, including: the timing and extent of product sales, our ability to receive product timely from our contract manufacturers, any expansion or acceleration of our development programs; the acquisition and licensing of products, technologies or compounds, if any; the results of preclinical studies and clinical trials conducted by our collaborative partners or licensees, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; and other factors.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk at September 30, 2002 has not changed materially from December 31, 2001, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ending December 31, 2001, as filed with the Securities and Exchange Commission on March 19, 2002.

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out our evaluation.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.   OTHER INFORMATION

     In October 2002, we amended and restated our bylaws, adding what are commonly referred to as “advance notice” provisions. These advance notice provisions require that in order for a shareholder properly to present at an annual meeting of shareholders (a) prospective nominees for election to our Board of Directors or b) other proposals or resolutions to us, the shareholder must submit a notice to our Secretary concerning the proposed nomination or proposal at least sixty (60) days and no more than ninety (90) days prior to the anniversary date of the date on which we first mailed our proxy materials for our immediately preceding annual meeting of shareholders. The notices for annual meetings and special meetings must set forth certain specified information as to each person the shareholder proposes to nominate for election or re-election as a director and each other proposal to be submitted to a vote of the shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated By-laws of the Registrant

15.1	Letter regarding Unaudited Financial Information

(b)	Reports on Form 8-K

                           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: November 12, 2002	By:	/s/ CHARLES J. CASAMENTO

Charles J. Casamento Chairman, President & CEO

Date: November 12, 2002	By:	/s/ TIMOTHY E. MORRIS

Timothy E. Morris Vice President, Finance & Administration And Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act.

I, Charles J. Casamento, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questcor Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles J. Casamento

Date: November 12, 2002	Name: Charles J. Casamento Title: Chairman, President and Chief Executive Officer

I, Timothy E. Morris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questcor Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Timothy E. Morris

Name: Timothy E. Morris Title: Chief Financial Officer

Exhibit Index

3.1	Amended and Restated By-laws of the Registrant

15.1	Letter regarding Unaudited Financial Information