Form 10-K
period 2002-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2003-03-26
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20772

Questcor Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

California	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3260 Whipple Road Union City, California (Address of principal executive offices)	94587 (Zip Code)

Registrant’s telephone number, including area code: (510) 400-0700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

         Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

         Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).    Yes ☐         No ☑

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $40,457,260 as of June 30, 2002, based upon the last sales price of the Registrant’s Common Stock reported on the American Stock Exchange. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 12,956,032 shares held by directors, officers and stockholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2002. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

         As of March 17, 2003 the Registrant had 38,676,592 shares of Common Stock, no par value, outstanding.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

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

Overview

      Questcor is the surviving corporation of a merger between Cypros Pharmaceutical Corporation and RiboGene, Inc. (“RiboGene”). The merger was completed on November 17, 1999. Our principal office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate Internet address is www.questcor.com. We do not intend for the information contained on our website to be a part of this Annual Report.

      We are a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. We focus on products for the treatment of acute and critical care conditions, including central nervous system diseases and gastroenterological disorders. Our strategy is to acquire pharmaceutical products from companies who do not actively market such products that we believe have sales growth potential, are promotion sensitive and complement our existing products. In addition, through corporate collaborations we intend to develop new patented intranasal formulations of previously FDA approved drugs. We may also acquire companies with complementary products. For the year ended December 31, 2002, our total net revenues were $14.7 million.

      Large multinational companies dominate the U.S. prescription pharmaceutical market. These companies often divest products which, as a result of consolidation or lack of strategic fit, do not meet the threshold level of sales required for continued marketing and promotion, as these companies tend to focus on drugs with annual sales in excess of $1 billion. Since inception, we have acquired and licensed products from Aventis Pharmaceuticals, Inc. (“Aventis”), Schwartz Pharma AG and other pharmaceutical companies. Smaller drug development or biotech companies that do not have the capabilities to effectively market and sell approved products will also be sources of products.

      Since 1995, we have introduced 5 products. We promote our products through our nationwide sales and marketing force of approximately 30 professionals, targeting high-prescribing acute care and specialty physicians such as pediatric neurologists and gastroenterologists. Third parties manufacture all of our products.

      Our key products include HP Acthar® Gel (“Acthar”), an injectable drug that helps patients with infantile spasm, or West Syndrome, and the periodic flares that are experienced by patients with multiple sclerosis; Ethamolin®, an injectable drug used to treat esophageal varices that have recently bled; and Glofil®-125 and Inulin in Sodium Chloride, which are both injectable agents that assess kidney function by measuring glomerular filtration rate. In an agreement effective January 2002, we acquired the U.S. promotion rights to VSL#3TM, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. In July 2002, we signed a license agreement with Fabre Kramer Pharmaceuticals, Inc. (“Fabre Kramer”), whereby Fabre Kramer will manage and provide funding for the clinical development programs for HypnostatTM (intranasal triazolam for insomnia) and PanistatTM (intranasal alprazolam for panic disorders).

      We have rights to the following registered trademarks: HP Acthar® Gel, Ethamolin® and Glofil®-125. We also have the following unregistered trademarks, MigrastatTM, EmitasolTM, HypnostatTM, and PanistatTM.

VSL#3TM is owned by VSL Pharmaceuticals, Inc. Pramidin® is owned by sirton pharmaceuticals S.p.A. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder.

Strategy

      We believe that our ability to market and acquire brand name products and our ability to increase our sales and improve our marketing infrastructure uniquely positions us to continue to grow.

      The key elements of our strategy include:

•	Increase sales of products through targeted promotion. We seek to increase sales by promoting our products to high-prescribing acute care and specialty physicians through our nationwide sales and marketing force that includes approximately 30 professionals. For example, according to NDCHealth’s Pharmaceutical Audit Suite service, prescriptions for Acthar during the fourth quarter of 2002 was 68% higher than prescriptions during the same period in 2001. We also use continuing education programs to promote our products.

•	Identify and license or acquire brand name prescription products. We seek to acquire the rights to brand name pharmaceutical products that we believe will (i) benefit from increased marketing efforts directed at high-prescribing acute care and specialty physicians, (ii) leverage our existing sales infrastructure, and (iii) complement our existing products. Since inception, we have acquired or licensed five products. Products to be considered for acquisition would have to be complementary to our existing products, synergistic with promotional efforts currently being undertaken by our sales force, and contribute to our gross margin. There is no assurance we will be able to acquire such products or, if acquired, that they will be profitable.

•	Acquire companies that sell products that complement our current products and sales strategy. We regularly review opportunities to acquire companies that sell products that complement the current products that we sell and target the physicians to whom we promote our products.

Marketed Pharmaceutical and Related Healthcare Products

      Our marketed products as of December 31, 2002 include: Acthar, which was acquired in July 2001, Ethamolin, which was acquired in November 1996, Glofil-125 and Inulin, which were acquired in August 1995, and VSL#3, which we acquired the rights to market and sell pursuant to a Promotion Agreement effective in January 2002.

      Acthar. H.P Acthar Gel® (Acthar) is a nonsynthetic, highly purified preparation of the adrenal corticotropin hormone (ACTH). Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. It works by stimulating the adrenal cortex to secrete the natural endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances.

      In July 2001, we signed an agreement with Aventis to acquire the worldwide rights to Acthar. Due to limited distribution of Acthar prior to our acquisition of the product from Aventis, the drug wholesalers did not have access to Acthar. Following the acquisition of Acthar in July 2001, we began shipping the product to drug wholesalers at the end of the third quarter of 2001. As part of our agreement with Aventis, Aventis agreed to manufacture and supply Acthar through July 2002 at a fixed price per vial. Aventis produced their final batch of Acthar for us in July 2002. That batch has a January 2004 expiration date. We have made plans to produce our first batch of finished Acthar vials at our new contract manufacturer during 2003 and we expect to be able to place that new batch into commercial supply in 2003. Although the FDA has reviewed our site transfer plans, this new final-fill manufacturer will be subject to approval under the appropriate FDA guidelines. While we believe that the transfer will be approved in time to ensure an adequate supply of Acthar, there can be no assurance that the transfer to the final fill manufacturer will be approved and if approved, that it will be approved on a timely basis. We are also in the process of securing a new manufacturer for the production of the active pharmaceutical ingredient (the “API”) in Acthar. We have formal proposals from several potential third party contract manufacturers for the API and we expect to select our new contract manufacturer for the API during the first half of 2003. Under the agreement with Aventis, we are committed to purchase the API and other inventory residing at Aventis. We believe that the existing inventory of the API, previously manufactured by Aventis, should be adequate to supply the annual Acthar demand through 2005, based on our internal sales forecasts. However, there can be no assurance that the existing inventory of the API will be sufficient to meet our demand through 2005 or beyond, or that we will be able to enter into agreements with third party manufacturers to supply Acthar, or if these agreements are entered into that the third party manufacturers will be able to supply Acthar. Additionally, under our prior arrangement, Aventis supplied Acthar at a fixed price per vial through July 2002. There can be no assurance, even if we are able to secure an adequate supply of the new API and enter into an agreement for the production of the finished product, that the cost of the API and the finished product will not increase. Acthar gross margins were 82% for the year ended December 31, 2002.

      Acthar is useful in a wide variety of conditions. Most frequently it is used to treat infantile spasms (“IS”), periodic flare associated with multiple sclerosis (“MS”), and various forms of arthritis, collectively called joint pain (“JP”). However, the disease with the most compelling need for Acthar treatment is IS, an epileptic syndrome characterized by the triad of infantile spasm (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 3,000 children annually experience bouts of this devastating syndrome in the U.S. In 90 percent of children with IS, the spasms occur during the first year of life, typically between 3-6 months of age. The age of first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

      The market for IS therapies has not changed much over the last several years. Since Acthar’s availability in the several years before our acquisition from Aventis was very restricted, many physicians had begun to use other synthetic steroids and had even sought to obtain vigabatrin (Sabril, Aventis) from Canada, an unapproved product in the US. A recent symposium on IS, sponsored by the Child Neurology Society, discussed the fact that there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of infantile spasms. The proceedings of that symposium are now available to all pediatric neurologists as a continuing medical education monograph.

      Acthar is also indicated for use in acute exacerbations of MS and is prescribed currently for patients that have MS and experience painful, episodic flares. We expect to begin to more fully develop the market for Acthar use in treating MS during 2003. Sales promotion of Acthar for JP is not anticipated at this point.

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

      Early and effective treatment of esophageal varices to achieve hemostasis is essential to a favorable outcome in a bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin is the only sclerotherapy agent approved by the Food and Drug Administration (“FDA”) for the treatment of esophageal varices that have recently bled. There is strong competition from band ligation, a form of surgery, but we believe that Ethamolin is the only sclerosant that is actively promoted for this indication, at this time. We estimate Ethamolin to have approximately one-fifth (on a volume basis), of the total sclerosant market share (for all indications), at this time.

      Glofil-125 and Inulin. Kidney disease afflicts more than 8.3 million persons in the U.S. and is increasing primarily due to an increase in diabetes mellitus, hypertension and glomerulonephritis cases. Kidney disease results in over $15 billion annually in healthcare costs in the U.S. The market includes an estimated 700,000 persons with severe kidney diseases, 13,500 persons receiving kidney transplants annually, and an additional

50,000 persons awaiting kidney transplants. The measurement of kidney function, glomerular filtration rate (“GFR”) is critical to the understanding of the disease state and its appropriate therapeutic intervention. GFR has historically been estimated by the measurement of endogenous serum creatinine and by creatinine clearance. These diagnostic assays may overestimate kidney function by as much as 100% in some patients. We believe that the use of renal filtration markers, such as Glofil-125 or Inulin, offer a more accurate and direct means of determining GFR, and thereby result in better clinical decision making.

      Glofil-125 and Inulin are FDA-approved products for the measurement of GFR. Nephrology, transplant, oncology and nuclear medicine departments at major medical centers are the primary users of these products. Glofil-125 is an injectable radioisotope diagnostic agent, which provides rapid information on GFR with great accuracy. Inulin is a non-radioisotope injectable diagnostic agent, which provides a measure of GFR.

      We believe that there is an opportunity for increased utilization of Glofil-125. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost, however, both methods may significantly overestimate kidney function in the estimated 700,000 patients with severe renal disease. The utility of Glofil-125 has been established in published clinical studies as being a more direct, accurate measure of kidney function, yielding much more reliable results than serum creatinine or creatinine clearance tests. This improved accuracy can be essential in monitoring disease progression and implementing appropriate interventions and assessing the degree of success of kidney grafts, post transplant. We believe that as new interventional therapies emerge, such as the use of angiotensin-converting enzyme (“ACE”) inhibitors to slow down disease progression and the Modification of Diet in Renal Disease (“MDRD”), for the treatment of early stage renal disease, the use of Glofil-125 will take on much greater importance, however, at this point, most early stage patients are not felt to require this degree of accuracy in the determination of renal function.

      Glofil-125 has also been used in clinical trials administered by the National Institutes of Health (“NIH”). Use of Glofil-125 in clinical trials can provide the trial administrators with an accurate measure of kidney function and show the effects of the drug being studied on normal kidney function. Glofil-125 has been included in several recent clinical trials administered by the NIH. One of these trials ended in the third quarter of 2001. In December 2002, we received notice that Glofil had been accepted as the GFR marker for an upcoming NIH trial entitled the Chronic Renal Insufficiency Cohort (“CRIC”) trial. This study, which is scheduled to commence by mid-year 2003, will enroll 3,000 people who are at risk for developing compromised renal function and follow them over a five year period. We believe that the incorporation of Glofil into the CRIC study is confirmation that patients who are at risk for impaired kidney function should have their GFR measured accurately, and that Glofil is the preferred marker for that assessment. We plan to continue to promote the use of Glofil-125 to the NIH and to large pharmaceutical companies for use in clinical trials as a means of detecting kidney toxicity and measuring overall kidney function. Although we believe that Glofil-125 may be used in clinical trials in the future, there can be no assurance that Glofil-125 will be included in any clinical protocol or, if it is included, that we will receive significant revenues from the future sales of Glofil-125.

      The biggest impediment to the growth in the sales of Glofil-125 is the lack of availability of the test to practicing clinicians. Routine testing with Glofil-125 requires dedicated laboratory facilities and trained technicians. Our efforts are focused on establishing testing sites in major market areas in the U.S. We are not aware of any new diagnostic agents that would pose a competitive threat to Glofil-125 at this time.

      Inulin, which is also sold by us, is an alternative agent for GFR measurement. However, the preparation and use of Inulin is time consuming and it does not provide the practical advantages of Glofil-125. The use of and demand for Inulin is relatively limited. We do not expect revenues from the sale of Inulin to increase in the future. Due to manufacturing issues with Inulin that emerged in mid-2002, and that remain unresolved at this time, we do not expect any revenues from Inulin during the first half of 2003. If we are unable to resolve the outstanding issues related to the ongoing manufacturing of Inulin, we may experience a product shortage for an extended period of time.

      VSL#3. We acquired the U.S. promotion rights for VSL#3 under an agreement effective January 2002. VSL#3 is a patented probiotic preparation of eight live freeze-dried lactic acid bacterial species. Probiotics are living organisms in foods and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. We formally launched VSL#3 to the market as a dietary supplement to promote normal gastrointestinal (“GI”) function at the annual Digestive Disease Week meeting in May 2002.

      We believe the emerging role for probiotics in the management of patients with Inflammatory Bowel Diseases (“IBDs”) offers an attractive market opportunity for VSL#3 while at the same time effectively complements the current promotion of Ethamolin to this same group of gastroenterologists. IBD is one of the most common chronic gastrointestinal illnesses and consists mainly of two conditions — ulcerative colitis and Crohn’s disease. It is estimated that almost one million Americans have IBD, with roughly 50% due to ulcerative colitis and 50% due to Crohn’s disease. About 25-40% of ulcerative colitis patients eventually must have their colon removed because of massive bleeding, severe illness, rupture of the colon, or risk of cancer. A number of surgeries may be performed for ulcerative colitis. One such procedure, which is becoming increasingly common for ulcerative colitis, is ileal pouch anal anastomosis (“IPAA”) surgery. This operation allows the patient to have relatively normal bowel movements because it preserves part of the rectum. The major long-term complication that occurs as a result of this surgery is pouchitis. Pouchitis is the non-specific inflammation of the ileal reservoir that appears to be associated with bacterial overgrowth and dysbiosis. Published clinical trials reported that VSL#3 is effective in preventing flare-ups of chronic pouchitis.

      In one particular study regarding chronic pouchitis, conducted by Dr. Paolo Gionchetti, et al., and discussed in the U.S. peer-reviewed clinical Journal of Gastroenterology and Hepatology, 15:489-493 (2000), VSL#3 has been effective in preventing chronic pouchitis. In this study, the efficacy of VSL#3 was compared with a placebo in 40 patients who had undergone the IPAA surgical procedure and had achieved clinical and endoscopic remission from chronic pouchitis after antibiotic treatment. Of the 20 patients who received the placebo, all had a relapse of pouchitis during the nine-month study period. Of the 20 patients that received VSL#3, 85% were still in remission at nine months post-treatment. No side effects were observed from the treatment with VSL#3.

      VSL#3 has received Orphan Drug designation from the Office of Orphan Products Development at the FDA for two indications: (1) the treatment of active chronic pouchitis, and (2) the prevention of disease relapse in patients with chronic pouchitis. Orphan Drug designation applies to diseases and disease states with a prevalence of less than 200,000 patients in the U.S. Orphan Drug designation confers certain protection such as market exclusivity for seven years once the product has been approved. For VSL Pharmaceuticals and us to take advantage of this designation, VSL#3 would have to be approved as a new biological product by the FDA. We do not control the clinical development strategy for VSL#3. There can be no assurance that VSL#3 will ever be approved as a new biological product by the FDA or that it will ever enjoy the benefits of this Orphan Drug designation.

Drug Development

      Our development stage products include the intranasal drugs Emitasol, Hypnostat, Panistat and the Glial Excitotoxin Release Inhibitors.

Intranasal Drugs

Emitasol

      Through our merger with RiboGene, Inc., we acquired Emitasol, an intranasal form of metoclopramide. Metoclopramide is an approved antiemetic and is available in both oral and intravenous forms to treat diabetic gastroparesis and to prevent acute chemotherapy-induced emesis. We, through future strategic partners, may also choose to investigate Emitasol for the treatment of diabetic gastroparesis and delayed onset emesis (nausea and vomiting) associated with cancer chemotherapy.

      Emitasol is currently being developed and marketed in certain countries throughout the world through corporate partners. It is on the market in Italy as Pramidin, and during 2002 was distributed by sirton pharmaceuticals S.p.A. (“sirton”) under our existing license agreement in Italy for the treatment of a variety of gastrointestinal disorders and emesis. For the year ended December 31, 2002, sirton distributed approximately 15,592 units of Pramidin in Italy. This agreement expired in accordance with terms in June 2002 and is currently being renegotiated for the purpose of continuing the relationship. We entered into a marketing agreement in December 2000 with Ahn-Gook Pharmaceuticals (“Ahn-Gook”), for intranasal metoclopramide, to be marketed under the trade name Emitasol, in Korea. Ahn-Gook also signed an agreement with sirton to obtain the intranasal metoclopramide finished product. Emitasol has been filed and approved in Korea, and will be distributed by Ahn-Gook in Korea for the treatment of gastrointestinal disorders and emesis. In the U.S., Emitasol is proposed as a method to control diabetic gastroparesis and to prevent delayed onset emesis associated with cancer chemotherapy. Currently, there are no drugs specifically approved to treat delayed onset emesis. However, on March 6, 2003, FDA’s Gastrointestinal Drugs Advisory Committee recommended that the FDA approve Merck’s Emend (aprepitant) with 5-HT3 antagonist for various indications, including delayed onset emesis. We believe that Emitasol, when given intranasally, may be effective in preventing delayed onset emesis. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives, and cost effectiveness.

      Diabetic gastroparesis. We, together with our former North American collaborative partner Shire Pharmaceuticals Group plc (“Shire”), (also see “Strategic Alliances and Collaborations”), concluded a U.S. Phase II clinical trial using patients with diabetic gastroparesis in the fourth quarter of 2000. For some diabetics, proper digestion may be difficult. Variable blood glucose levels may lead to a condition known as gastroparesis or stomach paralysis. Gastroparesis can result in general loss of appetite, nausea and vomiting, and in some cases severe dehydration. Many prescription medications are used to treat gastroparesis, including bethanchol and erythromycin. Each of these prescription drugs has limited effectiveness and potential and significant side effects. Metoclopramide is approved for treating gastroparesis. We believe that the intranasal form of metoclopramide may provide diabetics who have gastroparesis with an easier route of administration, resulting in better patient compliance. In October 2000, we announced the results of the Phase II study of Emitasol (metoclopramide nasal spray) in patients with diabetic gastroparesis. The study showed that both Emitasol (metoclopramide nasal spray) and oral metoclopramide were bioavailable when administered to diabetic gastroparesis patients. The trial also suggested that Emitasol (metoclopramide nasal spray) treatment may enhance the clinical response versus oral metoclopramide. In July 2001, Shire’s exclusive option to develop and market Emitasol in North America expired and all rights were returned to us. We currently are seeking a corporate partner for the development of Emitasol in the U.S. and in other countries around the world.

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

Hypnostat

      Through our merger with RiboGene, we acquired Hypnostat, an intranasal form of triazolam. Oral triazolam is approved for short-term treatment of insomnia. In June 2001, we signed a Letter of Understanding with Fabre Kramer of Houston, TX, to jointly pursue the worldwide development and commercialization of Hypnostat (intranasal triazolam) for insomnia and Panistat (intranasal alprazolam) for panic disorders, two of our intranasal product candidates. Under this agreement, we were reimbursed $32,000 in 2001 for consultants, employees, materials and supplies expenses related to this project. In 2002, we were reimbursed $13,000 for patent expenses under the agreement. This original agreement was replaced with a new Letter of Understanding, in January 2002, and in June 2002, we entered into a License Agreement with Fabre Kramer for the development of Hypnostat and Panistat to be funded by Fabre Kramer. Fabre Kramer is developing Hypnostat for the short-term treatment of insomnia. We believe that Hypnostat, when given intranasally, may be effective in treating insomnia. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives, cost effectiveness, and possibly reduced side effects.

      The potential advantages of Hypnostat are significant in light of the fact that thirty to forty million Americans suffer from serious sleep disorders which are often untreated or inadequately treated. Continued sleep impairment may cause severe health effects. Oral triazolam (Halcion®) has been one of the most successful and most prescribed sleep-inducing agents in the world, with over 11 billion prescriptions filled. Oral triazolam is considered safer in terms of overdose, drug interactions, and addictive potential as compared to barbiturates. In addition, oral triazolam produces less morning grogginess, as compared to other benzodiazepines,. Oral triazolam and other benzodiazepines are recommended for short-term use in conservative doses. Zolpidem (Ambien®) and zaleplon (Sonata®) are newer hypnosedative agents that are chemically unrelated to benzodiazepines. However, both zolpidem and zaleplon have similar pharmacokinetic and pharmacodynamic effects and do not differ with respect to efficacy, tolerability, residual effects, memory impairment, rebound insomnia, or abuse potential compared to oral triazolam. Over the counter medications containing diphenhydramine (such as Benadryl® and Sominex®) have been shown to increase the risk of symptoms of delirium including disorganized speech, poor attention level, and altered consciousness in the elderly. Other over the counter medications such as valerian and melatonin may be useful in alleviating mild short-term insomnia, but further clinical trials are required to fully evaluate efficacy and safety.

      Prior clinical trials for Hypnostat support that triazolam is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of triazolam which reaches the plasma is very similar whether the drug is given intranasally or orally. Given the similarity in uptake of the two dosage forms, similarity might also be expected in their clinical performance. The expected similarity in performance is supported for the intranasal dosage form. In a prior Phase II pilot study, Hypnostat at 0.125 mg was superior to oral triazolam at 0.250 mg for time to sleep onset (p=0.008), effective sleep time (p=0.008), and stage two sleep time (p<0.05) and was equivalent to oral triazolam at 0.250 mg for quality of sleep. We therefore anticipate that intranasal triazolam may be effective for treating insomnia. The drug is currently in the Phase II stage of development.

Panistat

      Also, through our merger with RiboGene, we acquired Panistat, an intranasal form of alprazolam. Oral alprazolam is approved for the management of panic disorder or the short-term relief of anxiety symptoms. Fabre Kramer intends to develop Panistat for the management of panic disorder or the short-term relief of anxiety symptoms. We believe that Panistat, when given intranasally, may be effective in treating panic disorders. Advantages may include ease of administration, an increased level of efficacy as compared to alternatives, and cost effectiveness.

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

      Early treatment can help keep a panic disorder from progressing. Benzodiazepines, including oral alprazolam (Xanax®), have proven to be safe and effective for treating panic disorder for over 20 years. Benzodiazepines block panic attacks during the first or second day of treatment. Surprisingly low rates of abuse of this and other medicines are reported in persons with panic disorder. Many antidepressants, including doxepin (Sinequan®), sertraline (Zoloft®), fluoxetine (Prozac®), imipramine (Tofranil®), and paroxetine hydrochloride (Paxil®), are useful in treating panic attacks without causing physical dependence. However, successful treatment requires full strength dosage and usually takes four to eight weeks for therapeutic effects to be observed. In addition, antidepressants cause panic attacks to initially increase in approximately half of panic disorder sufferers. As a rule, the less expensive antidepressants have more side effects than the newer, more expensive ones. Phenelzine sulfate (Nardil®) is effective for panic disorder, but is complicated to use. Although phenelzine sulfate is safe when used by an experienced physician, it is typically reserved for cases where simpler medications have failed or cannot be used. Unsafe elevations of blood pressure for several hours can occur if one does not adhere to diet and medication restrictions. Cognitive-behavioral therapy (“CBT”) teaches the patient to anticipate and prepare for situations and bodily sensations that may trigger panic attacks. CBT generally requires at least eight to twelve weeks for the patient to learn the skills and put them into practice. CBT requires a motivated patient and a specially trained therapist. Clinical experience suggests that for many patients with panic disorder, a combination of CBT and medication may be the best treatment. Other treatment options include relaxation, breathing techniques, hypnotherapy, and psychotherapy. To date, no clinical work has been performed on Panistat.

Glial Excitotoxin Release Inhibitors (“GERIs”)

      The GERIs series are neuroprotective compounds that may prevent ischemic brain damage originating from astrocytes (astroglial cells). Astrocytes serve important metabolic functions and are thought to be responsible for the bulk of brain swelling following stroke or injury. The swelling constricts blood vessels and worsens the injury — resulting in ischemia and subsequent cell death. In addition, upon onset of ischemia, astrocytes release excitotoxins such as glutamate and aspartate over an extended period of time — not rapidly, as in the case of neurons — that result in significant and persistent damage to neurons. Because astrocyte swelling and excitotoxin releases are late-stage events in the development of ischemia following brain injury or stroke, they may be more appropriate targets for drug intervention than neuron-related events.

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

      The GERI compounds are currently being funded by a Small Business Innovation Research (“SBIR”) grant from the NIH. It is anticipated that reimbursement under this grant will be completed in April 2003. Although we have had some preliminary discussions with potential corporate partners regarding the GERI compounds, there can be no assurance that we will enter into a collaboration to fund future research on these compounds. Pending completion of the reimbursement under the existing SBIR grant, we do not intend to expend any additional resources on these compounds.

      At this time, we continue to define the chemical, toxicological and pharmacological effect of a number of GERI compounds in animal models having utilized $619,000 through December 31, 2002 of the $749,000 in funding from an NIH SBIR grant. Funding for this project expires in April 2003. There can be no assurance that we will be successful in licensing the GERI program or that we will realize license fees or revenues from such programs.

Strategic Alliances and Collaborations

Drug Discovery

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

The Dainippon Agreement

      We have an exclusive, worldwide license agreement with Dainippon to use our antibacterial peptide deformylase and ppGpp degradase technology for the research, development and commercialization of pharmaceutical products. We have retained the right to co-promote, in Europe and the U.S., certain products resulting from the arrangement. We will be entitled to receive potential milestone payments upon the achievement of clinical and regulatory milestones in the amount of $5.0 million in Japan and $5.0 million in one other major market. We will receive a potential royalty on net sales that will range from 5% to 10%, depending on sales volume and territory.

      Dainippon has been conducting research on two specific bacterial targets, peptide deformylase and ppGpp degradase. To date, Dainippon has focused most of their efforts on the deformylase project. Several compounds have been synthesized and tested in vivo against drug resistant bacteria. Although the compounds have shown good in vivo activity, Dainippon has not selected any compounds for clinical studies in animals. There can be no assurance that Dainippon will ever select any compounds for preclinical studies or if selected that these compounds will eventually be approved as drugs. There can also be no assurance that we will ever receive any milestone payments or royalties under our agreement with Dainippon.

The Rigel Pharmaceuticals Agreement

      We have an exclusive agreement with Rigel Pharmaceuticals, Inc. (“Rigel”), to use our antiviral technology. Under the agreement, we have assigned to Rigel certain antiviral technology, including our Hepatitis C virus internal ribosome entry site and NS5A drug discovery technology, for the research, development and commercialization of pharmaceutical products. We will be entitled to potential future milestone payments upon the achievement of certain clinical and regulatory milestones and royalty payments on sales. The status of this project is on-going at Rigel. There can also be no assurance that we will ever receive any milestone payments or royalties under our agreement with Rigel.

The Tularik Agreement

      In February 2001, we announced that we had exclusively licensed certain antifungal drug research technology to Tularik, Inc. In addition, we have transferred to Tularik certain biological and chemical reagents to be used in the discovery and development of novel antifungal agents. In exchange, we received a cash payment, payment for reimbursement of patent expenses, and will be entitled to future potential milestone payments upon the achievement of certain clinical and regulatory milestones as well as royalty payments on sales. Tularik has screened numerous compounds through the antifungal capping assay that it acquired as part of this agreement. Several of these compounds have been identified as having activity against C. albicans capping enzymes. Tularik has transferred intellectual and physical assets to Cumbre Inc., a subsidiary of Tularik. There can also be no assurance that we will ever receive any milestone payments or royalties under our agreement with Tularik.

Drug Development

The Shire Pharmaceuticals Group plc Agreement

      In July 2001, the option held by Shire Pharmaceuticals Group to acquire exclusive rights to Emitasol in North America expired and all rights reverted to us.

The Fabre Kramer Pharmaceuticals License Agreement

      In June 2002, we signed an exclusive worldwide License Agreement with Fabre Kramer of Houston, TX, to commercialize two of our product candidates, Hypnostat (intranasal triazolam) for insomnia and Panistat (intranasal alprazolam) for panic disorders. Immediately after the agreement was signed we received a cash payment of $250,000 for the transfer of all technology related to the products. We are entitled to future payments from Fabre Kramer when specific developmental milestones are met. In addition, we are entitled to receive royalty payments from worldwide product-related revenues, based on a percentage of total revenues. This License Agreement is the final result of the Letter of Understanding originally signed in June 2001 and modified in January 2002. Under the License Agreement, Fabre Kramer will immediately assume the primary responsibility for the development of Hypnostat and Panistat.

Licenses and Distribution Agreements

      CSC Pharmaceuticals Handels GmbH (“CSC”). In April 1997, RiboGene entered into an agreement with CSC. The agreement grants CSC an exclusive license to market and sell Emitasol in Austria, Poland, the Czech Republic, Bulgaria, Russia, Hungary, the Slovak Republic, Romania, and the remaining Community of Independent States and eight other eastern European countries. CSC has agreed to pay us a royalty based on net sales within the countries listed above. The agreement will expire on a country-by-country basis 10 years after the first commercial sale in that country. Although we can terminate the license if CSC did not obtain approval in any country contained in the agreement by April 16, 1999, we have not done so, since CSC has filed for regulatory approval in Austria, Russia, Hungary and the Slovak Republic. In 2001, CSC received approval to market Emitasol in Poland and the Czech Republic. CSC has also filed for approval in several other countries. As of the end of 2002, CSC has not begun marketing Emitasol in Poland and the Czech Republic. It is difficult to predict when, if ever, CSC will begin to market this product in their approved territories.

      Laboratorios Silesia SA. In December 1999, we signed a license agreement with Laboratorios Silesia SA for marketing intranasal metoclopramide, to be marketed under the trade name Emitasol, in Chile. Laboratories Silesia SA also signed an agreement with sirton to obtain the intranasal metoclopramide, finished product under the trade name Pramidin. This product is marketed as Pramidin in Italy. We received a small up-front payment and will receive royalties on the net sales of Emitasol in the territory.

      Ahn-Gook Pharmaceutical Co., Ltd. We entered into a license agreement in December 2000 and amended in December 2002 with Ahn-Gook for marketing intranasal metoclopramide, to be marketed under the trade name Emitasol, in Korea. Ahn-Gook expects to begin sales of Emitasol in the Republic of Korea in the first half of 2003. Ahn-Gook intends to manufacture Emitasol themselves in Korea. Ahn-Gook received government approval to market Emitasol in 2002. We received an up-front cash payment of $50,000 in 2000 and a milestone payment of $150,000 in 2002 upon transfer of technology and will earn future royalties based on actual sales in Korea. In December 2002, we expanded the License Agreement to include twelve additional countries in Asia and since we have no future obligations, we recognized $200,000 in revenues related to the up-front cash payment and milestone payment under the agreement. We will receive an upfront payment and additional royalties upon commercialization of Emitasol in each of these new countries.

Manufacturing

      We do not currently manufacture any of our acquired products or our products in development. Our commercial products, Acthar, Ethamolin, VSL#3, Glofil-125, and Inulin are manufactured for us by approved contract manufacturers.

      As part of our agreement with Aventis to acquire Acthar, Aventis agreed to manufacture the finished goods from existing inventory of the active pharmaceutical ingredient (the “API”) through July 2002. Aventis has provided finished product under the terms of the acquisition that will meet our forecasted demand through late 2003. The production of Acthar requires the production of the API and the production of the finished product. The API is an extraction from porcine pituitary glands. Although the extraction process is well known by individuals within Aventis, the extraction may be difficult to reproduce at a new vendor. Under our agreement we are committed to purchase the API and other inventory residing at Aventis. We believe this API will meet our forecasted demand through 2005. We are required to transfer the manufacturing process to a new third party manufacturer to produce the API and for the production of the finished goods. We have identified potential third party manufacturers that could produce the API but we have not yet entered into an agreement with any of these manufacturers. We have identified the third party manufacturer for the finished product and are in final contract negotiations. The manufacturing transfer of the finished product is well underway. We expect to convert Aventis API to finished product at the new site during 2003. The production of the API and the finished product are subject to inspection and ultimate approval by the FDA. While we have reviewed our plans and progress to date with the FDA, and received a positive response, additional approvals will be required through the transfer process. On November 4, 2002, we met with the FDA to discuss our manufacturing transfer plan for Acthar. In connection with that meeting, the FDA approved our Supplemental New Drug Application filed on September 27, 2002 to extend the labeled shelf life of Acthar from twelve months to eighteen months from the date of manufacture. We released a lot of Acthar with 18 month dating in 2003.

      The Acthar site transfer process has numerous risks that could have a materially adverse impact on our financial results in future years. Such risks include the ability to enter into agreements with new independent third party contractors for the production of the API and the production of finished goods, or, if we are successful in identifying and entering into such agreements that the API and finished goods could be produced in sufficient quantities on a timely basis and at an acceptable cost, that the production facilities and the processes will be approved by the FDA and that the API and finished product will be similar in potency and efficacy as the API currently held by Aventis. Although we believe we have adequate time and resources to ensure that the site transfer of Acthar will occur timely and correctly with minimal impact on future revenues, there can be no assurance that the site transfer will occur timely and correctly and that the transfer will not have a materially adverse impact on the company in the future.

      During 2002, we successfully transferred manufacturing of Ethamolin from Schering Plough to Ben Venue Laboratories (“Ben Venue”). Full FDA approval for the transfer to Ben Venue was obtained on September 20, 2002. Ben Venue manufacturers Ethamolin for us on a purchase order basis. Currently we have sufficient product on hand to cover demand through 2003.

      In the case of VSL#3, we obtain the product from VSL under our agreement. However, we have no experience with manufacturing VSL#3, and we are relying completely on VSL to supply us with the product. Due to our lack of experience with VSL#3 and our reliance on VSL, we can provide no assurances as to the timely manufacture of this product.

      Our manufacturer of Glofil-125 was subject to an inspection by the FDA. As a result of this inspection, our manufacturer received notification that numerous items required attention in order to comply with FDA regulations. The open items from the inspection have subsequently been addressed. Based on the information available, we believe that the manufacture of Glofil-125 will not be affected.

      In the case of Inulin, we are responsible for obtaining the bulk drug from a third party and delivering it to the finished goods manufacturer. Due to manufacturing issues with Inulin that emerged in mid-2002, and that remain unresolved at this time, we had a backorder situation which resulted in lost revenue for the year ending December 31, 2002. As a result we do not expect any revenues from Inulin during the first half of 2003. If we are unable to resolve the outstanding issues related to the ongoing manufacturing of Inulin, we may experience a product shortage for an extended period of time.

      There can be no assurance that any of our bulk or finished goods contract manufacturers will continue to meet our requirements for quality, quantity and timeliness or the FDA’s current good manufacturing practice (“cGMP”) requirements. Also, there can be no assurance that we will be able to complete qualification of new vendors for Acthar or a substitute finished goods manufacturer for Acthar, nor that our contract manufacturers will be able to meet all cGMP requirements, nor that lots will not have to be recalled with the attendant financial consequences to us.

      Our dependence upon others for the manufacture of bulk or finished forms of our products may adversely affect the future profit margin on the sale of those products and our ability to develop and deliver products on a timely and competitive basis. We do not have substitute suppliers for any of our products although we strive to plan appropriately and maintain safety stocks of product to cover unforeseen events at manufacturing sites. In the event we are unable to manufacture our products, either directly or indirectly through others or on commercially acceptable terms, if at all, we may not be able to commercialize our products as planned.

Sales and Marketing

      As of December 31, 2002, we have hired, trained and deployed a total of 30 product specialists and marketing personnel to support the commercial sales of Acthar, Ethamolin, VSL#3, Glofil-125 and Inulin. Our promotion of Acthar is focused on pediatric neurologists and on a small group of general neurologists who have a special interest in multiple sclerosis. VSL#3 and Ethamolin are promoted to a group of gastroenterologists who treat patients with liver disease and inflammatory bowel disease. VSL#3 is marketed as a dietary supplement while Ethamolin is an FDA approved product for the specific indication of esophageal varices that have recently bled. The promotion of Glofil-125 targets organ transplant centers and those patients who are at greatest risk of kidney failure.

International Distribution Agreements

Orphan Australia

      In August 2002 we signed an agreement with Orphan Australia of Melbourne, Australia for the exclusive marketing and distribution of Acthar and Ethamolin in Australia and New Zealand.

Beacon Pharmaceuticals, Ltd.

      In October 2002 we signed an agreement with Beacon Pharmaceuticals, Ltd. of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom.

Competition

      The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products which target the same diseases and conditions that we will target. For example, there are products and treatments on the market that compete with Acthar, Ethamolin, Glofil-125, Inulin, and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by competitors of ours, preventing us from obtaining this technology on favorable terms, or at all.

      Our ability to compete will depend on our ability to acquire and commercialize pharmaceutical products that address critical medical needs, as well as our ability to attract and retain qualified personnel, and secure sufficient capital resources for the acquisition of products. Acthar is currently used in patients suffering from arthritis, multiple sclerosis, and infantile spasm. Acthar may be challenged by newer agents, such as synthetic corticosteriods, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Several companies may offer sclerotherapy agents (chemicals injected into varicose veins that damage and scar the inside lining of the vein, causing it to close) that compete with Ethamolin. Other competitive agents include ScleromateTM (an injectable agent used to treat varicose veins and spider veins), Rubber Band Ligation methods (procedures in which bleeding esophageal varices are tied off at their base with rubber bands, cutting off the blood flow) such as the Multi-band Superview manufactured by Boston-Scientific, the Multi-band Six Shooter manufactured by Wilson-Cook, and the Multi-band Ligator manufactured by Bard. Other products may reduce the number of bleeding esophageal varices by lowering portal hypertension, such as Sandostatin® manufactured by Novartis. The competition to market FDA-approved active bleeding esophageal varices therapies is intense.

      There are numerous products that may be viewed as competitors to Glofil-125. These include intrinsic tests, such as serum creatinine tests and creatinine clearance tests, both of which are used to measure how quickly the kidneys are able to clear creatinine, an endogenously produced chemical from the blood. Extrinsic tests use such products as Tc-DTPA, manufactured by Mallinckrodt, Inc., Omnipaque® (an injectable contrast media agent), manufactured by Sanofi, a division of Sanofi-Synthelabo, and Conray®-iothalamate meglumine (another injectable contrast medium), manufactured by Mallinckrodt, Inc. There is intense competition among both FDA and non-FDA approved products to measure kidney function.

      Virtually any number of manufacturers of probiotics may be considered competitors to VSL#3. Among the most notable are Culturelle TM by ConAgra and Probiotica, by Johnson and Johnson.

      Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources than we have. In addition, many of these competitors have substantially greater experience than we do in acquiring, developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if we commence commercial sales of products that are currently in the development stage, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited experience. If any of the competitors develop new products that are superior to our products, our ability to expand into the pharmaceutical markets may be materially and adversely affected.

      Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of our or our competitors’ products. Accordingly, the relative speed with which we can acquire products and supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel and to secure sufficient capital resources for product acquisition and commercialization of products.

Government Regulation

Marketed Pharmaceutical Products

      All pharmaceutical firms, including manufacturers from whom we purchase products, are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

      We market prescription drug products that have been approved by the FDA. The FDA has the authority to revoke existing approvals if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertisement, of prescription drugs.

      Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with cGMP standards and other requirements. Drug manufacturing facilities must be registered with and approved by the FDA and must list with the FDA the drug products they intend to manufacture or distribute. The manufacturer is subject to inspections by the FDA and periodic inspections by other regulatory agencies. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with current cGMPs. The FDA may impose criminal penalties arising from non-compliance with applicable regulations.

Drugs in Development

      Our products in development through our partners are subject to extensive regulation by the U.S. principally under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Service Act, and foreign governmental authorities prior to commercialization. In particular, drugs and biological products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us or our development partners will prove to meet all of the applicable standards to receive marketing approval in the U.S. or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect our ability to commercialize our products and our ability to earn sales revenues.

VSL#3

      We are marketing VSL#3 as a dietary supplement. If approval of VSL#3 as a biological product is pursued by VSL at a later date, the regulatory hurdles discussed above will apply.

      The manufacturing, distribution, and sale of dietary supplements and medical foods are subject to regulation by one or more federal agencies, principally the FDA and the Federal Trade Commission (the “FTC”). Our activities are also regulated by various governmental agencies for the states and localities in which VSL#3 is distributed and sold. Among other matters, the FDA and FTC are concerned with product safety and claims that refer to a product’s ability to provide dietary support for health-related conditions.

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

      The FDA has announced its intent to issue cGMP regulations for the dietary supplement industry. The FDA has published an advance notice of proposed rulemaking, and on March 13, 2003 published proposed regulations.

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

Patents and Proprietary Rights

      Our success may depend in part upon our ability to maintain confidentiality, operate without infringing upon the proprietary rights of third parties, and obtain patent protection for our products. We have obtained patent coverage, either directly or through licenses from third parties, for some of our products in development or marketed overseas. We currently own or have licensed a total of eighteen issued U.S. and foreign patents covering Hypnostat, five issued U.S. and foreign patents covering Emitasol, one issued U.S. patent covering GERI, and eleven issued U.S. and foreign patents covering our other technology.

      We acquired intellectual property associated with our intranasal program, including: Emitasol for diabetic gastroparesis and delayed onset emesis associated with chemotherapy, Migrastat (intranasal propranolol) for migraine treatment, and intranasal benzodiazepines such as Hypnostat and Panistat for various conditions such as anxiety, seizures, panic attacks and sleep disorders. We have licensed rights to intranasal metoclopramide in, Italy, Chile, South Korea, Austria, the Russian Federation, Asia (excluding Japan) and certain former Eastern European countries. The former Italian licensee, sirton, received approval to market intranasal metoclopramide (Pramidin) in Italy. The agreement with sirton expired according to terms in June 2002 and is currently being renegotiated for the purpose of continuing the relationship. We are currently earning small royalties on our sales of Pramidin. There can be no assurance that the foreign licensees will obtain the necessary regulatory approvals to market Emitasol, or that, in the event such approvals are obtained, Emitasol will achieve market acceptance in such countries, or that we will ever realize royalties on sales of Emitasol in such countries. We have also filed several other patent applications in the U.S. and abroad on our various products and expect to file additional applications in the future.

Employees

      At December 31, 2002, we had 52 full-time employees (as compared to 38 full-time employees at December 31, 2001).

      Our success will depend in large part on our ability to attract and retain key employees. At December 31, 2002, we had 30 employees engaged directly in the marketing and selling of our on-market products. We believe that our relationship with our employees are good. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

Website Address

      Our website address is www.questcor.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC’s website directly to our reports.

RISK FACTORS

We have a history of operating losses and may never generate sufficient revenue to achieve profitability.

      We have a history of recurring operating losses. Our operating losses from inception through December 31, 2002 were $77 million, of which $2.8 million represented the loss for the year ended December 31, 2002 and $8.7 million represented the loss for the year ended December 31, 2001. Further substantial operating losses are expected to continue at least through the end of 2003. To date, our revenues have been generated principally from sales of Acthar, Ethamolin, Glofil-125, Inulin and VSL#3. We do not expect Hypnostat, Panistat, or the GERI compounds to be commercially available for a number of years, if at all. Further, revenues from the sale of Emitasol, if any, will also be dependent on FDA approval and the development of Emitasol in conjunction with a new strategic partner, which has not yet been obtained. Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	finance and acquire additional marketed products,

•	increase sales of current products,

•	finance the future growth of our sales/marketing and customer service organization,

•	finance operations with external capital until positive cash flows are achieved,

•	enter into agreements with corporate partners for the development of Emitasol,

•	properly and timely perform the transfer of the manufacturing of Acthar to new contract manufacturers including receiving the appropriate approvals from the FDA and other regulatory authorities, and

•	continue to receive products from our sole-source contract manufacturers on a timely basis and at acceptable costs.

      If we are unable to generate sufficient revenues from the sale of our products, or if we are unable to contain costs and expenses, we may not achieve profitability and may ultimately be unable to fund our operations.

If our revenues from sales of Acthar decline, we may not have sufficient revenues to fund our operations.

      We rely heavily on sales of Acthar. Acthar revenues comprised 65% and 41% of our total product revenues for the years ended December 31, 2002 and December 31, 2001, respectively. We review external data sources to estimate customer demand for our products. In the event that demand for our products is less than our sales to wholesalers, excess inventory may result at the wholesaler level, which may impact future product sales. If the supply of Acthar available at the wholesalers exceeds the future demand, our future revenues from the sales of Acthar may be affected adversely. In December 2002, we noted that certain customers were not complying with our Exchange Policy. These customers were deducting from amounts owed to us for the full price of expired Acthar they planned to return to us. We reached an agreement with these customers to reverse the short-remittances and to accept replacement product. Certain customers received a one time replacement rebate from us. In addition, we will provide replacement vials at no cost for the remaining on-hand inventories of Acthar that expired in November 2002 and will do so again for the Acthar that expires in May 2003. In the first quarter of 2003, due to the relatively short dating of Acthar in our inventories and at the wholesale level, we limited Acthar shipments to critical care and emergency situations. A lot of Acthar, with the new 18 month dating was released in the first quarter of 2003. With the release of this lot normal shipments of Acthar resumed. We believe that the replacement of expired Acthar at no cost and the decision to briefly limit shipment of Acthar will have a negative impact on our first quarter 2003 product sales of Acthar and although we expect total annual sales of Acthar to increase as compared to 2002, the increase year to year may be lower than we expected depending on the amount of additional replacements of expired product. We are reviewing the amount of Acthar at the wholesale level to help assess the demand for Acthar in 2003. We expect that Acthar will continue to constitute a significant portion of our revenues for 2003. Although our goal is to actively promote Acthar, and we have no reason to believe Acthar will not be successful, we cannot predict whether the strong demand for Acthar will continue in the future or that we will continue to generate significant revenues from sales of Acthar. If the demand for Acthar declines, or if we are forced to reduce the price, or if exchange of product is higher than anticipated, or if we are forced to re-negotiate contracts or terms, or if our customers do not comply with our existing policies, our revenues from the sale of Acthar would decline. If the cost to produce Acthar increases, and we are unable to raise the price correspondingly, our gross margins on the sale of Acthar would decline. Any delays or problems associated with the site transfer of the manufacturers of Acthar will reduce the amount of the product that will be available for sale. If our revenues from the sale of Acthar decline, our total revenues, gross margins and operating results would be harmed and we may not have sufficient revenues to fund our operations. In 2002 and 2001, the Acthar vials we sold had a one year shelf life. Due to the short-dating, significant quantities could expire at the wholesaler or pharmacy level, which would then be returned for replacement product, under our exchange policy. The shipment of replacement product displaces future sales.

Our inability to secure additional funding could lead to a loss of your investment.

      In order to conduct our operating activities, we may require substantial additional capital resources in order to acquire new products, increase sales of existing products, and maintain our operations. In addition, if further capital investments do not materialize, or if such investments cannot be completed at attractive terms to us, or if we are unable to receive any additional capital investments at all, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	cost maintenance and potential future expansion of our sales force,

•	achieving better operating efficiencies,

•	obtaining product from our sole-source contract manufacturers and completing the site transfer to new contract manufacturers, and

•	acquiring additional products.

      We anticipate obtaining additional financing through public or private debt or equity financings. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to delay, reduce the scope of, eliminate or divest one or more of our products, product acquisition or manufacturing efforts.

If we are unable to contract with third party manufacturers, we may be unable to meet the demand for our products and lose potential revenues.

      We will rely on third party contract manufacturers to produce our marketed products, Acthar, Ethamolin, Glofil, Inulin and VSL#3, and other products that we may develop, commercialize or acquire in the future. Third party manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist.

      Under our agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), Aventis manufactured and supplied Acthar through July 2002. Aventis filled one final lot of Acthar that is included in Inventories at December 31, 2002. It is anticipated that the inventory of Acthar on hand at year end, will be sufficient to meet expected demand through late 2003. We have identified a new contract manufacturer of Acthar finished product and have begun to transfer the final fill and labeling process from Aventis to this new manufacturer. Under our agreement with Aventis, we are committed to purchase the API and other inventory residing at Aventis. We believe this API will be sufficient to meet our forecasted demand through 2005. This bulk product originally manufactured by Aventis will be transferred to the new final fill manufacturer. It is anticipated that this new contract manufacturer will complete the transfer and begin supplying to us finished product using the API manufactured by Aventis during 2003. We have identified a potential new manufacturer for the API. The process of manufacturing Acthar is complex and problems associated with the site transfer may be encountered. Once the site transfer to the new final fill manufacturer and the new API manufacturer has been completed and they begin supplying Acthar to us, the cost of the product is expected to increase.

      Ethamolin is currently being manufactured by Ben Venue Laboratories (“Ben Venue”). We do not have a formal Ethamolin manufacturing contract in place with Ben Venue, rather we have an agreement on terms and conditions and purchase product on a purchase order basis under these agreed upon terms and conditions. We intend to order inventory on a purchase order basis until a contract is in place. Glofil is manufactured by ISO-Tex Diagnostics, Inc. on a purchase order basis. The API for Inulin is manufactured by Pfanstiehl Laboratories, Inc. under a contract we have with them, and the final fill product for Inulin is manufactured by Ben Venue on a purchase order basis. In 2002, a pH decrease was observed during stability studies for Inulin in Sodium Chloride (drug product). The actual pH was below the pH level set by the existing United States Pharmacopeia (the “USP”) standards. As a result, we were unable to ship Inulin to our customers. This issue has been addressed by obtaining FDA and USP approval to lower the USP specification for Inulin in Sodium Chloride to 4.0. The response from both agencies indicates that all safety and efficacy issues have been satisfactorily addressed. Currently, we are working with our contract manufacturers to provide this drug product in 2003. We have been unable to procure additional supply of Inulin from our contract manufacturer. Until a new supply of Inulin is obtained, we will not be able to sell Inulin. VSL#3 is supplied by VSL Pharmaceuticals, Inc. under a promotion agreement we have with them. VSL has the sole responsibility for manufacturing or acquiring the VSL#3 product.

      If we are unable to contract for a sufficient supply of our required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, or if the site transfers and the corresponding approval by the FDA and other regulatory authorities does not occur on a timely basis at the appropriate costs to us, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. During December of 2001, we experienced a short supply situation with Ethamolin and Acthar due to manufacturing constraints at two of our third party contract manufacturers. The short supply situation has been resolved. As of December 31, 2002 we were unable to supply Inulin due to the failure of the product to meet certain specifications. We cannot guarantee that we will not have supply interruptions in the future for Ethamolin and Acthar or any of our current or future products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

If we lose the services of certain key personnel or are unable to hire skilled personnel in the future, our business will be harmed.

      We are highly dependent on the services of Charles J. Casamento, Chairman, President, and Chief Executive Officer, Timothy E. Morris, Vice President of Finance and Administration and Chief Financial Officer, and Kenneth R. Greathouse, Vice President of Commercial Operations. If we were to lose either Mr. Casamento, Mr. Morris or Mr. Greathouse as employees, our business could be harmed. Moreover, we do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Although only minor increases in staffing levels are expected during 2003, recruiting and retaining management and operational personnel to perform sales and marketing, business development, regulatory affairs, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

Our products in the development stage may not be accepted by the market, which may result in lower future revenues as well as a decline in our competitive positioning.

      Emitasol, an intranasal medication used to treat nausea and vomiting, is in the development stage. Emitasol could be developed for two indications: a decreased movement of the stomach region in diabetics causing fullness, bloating and nausea, known as diabetic gastroparesis, and delayed onset emesis, the vomiting associated with cancer chemotherapy patients occurring the day after and beyond the chemotherapy treatment. The diabetic gastroparesis drug candidate was being developed in collaboration with a subsidiary of Shire Pharmaceutical Group plc in the U.S. and had completed a Phase II clinical trial in patients with diabetic gastroparesis. With the expiration in July 2001 of the exclusive option to develop Emitasol held by Shire, development of Emitasol under this collaboration stopped. Further development of Emitasol is on hold pending our entering into an agreement with a future partner to fund the development of Emitasol. We also have intranasal drug candidates, Panistat for the management of panic disorders, and Hypnostat for the treatment of insomnia, which have now been licensed to Fabre Kramer. There is no guarantee that any of these drugs will successfully complete the additional clinical testing needed to obtain FDA approval. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for our partners to complete clinical trials and obtain regulatory approval for product marketing can vary by product and by the indicated use of a product. If one or more of these drugs fail to successfully pass Phase III testing, we would be unable to market or sell the product, which could result in lower future revenues as well as a decline in our competitive positioning.

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

      Sigma-Tau Finanziaria S.p.A. and its affiliates (“Sigma-Tau”) beneficially own, directly or indirectly, approximately 31% of the voting power of our outstanding voting capital stock, and they beneficially own, including shares of our common stock issuable upon conversion of a convertible debenture and exercise of warrants, approximately 39% of our outstanding common stock, as of March 17, 2003. Accordingly, these shareholders may control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may, at a minimum, have the effect of delaying or preventing a change in the management or voting control of us by a third party. It may also place us in the position of having our large shareholder take control of us and having new management inserted and new objectives adopted.

      On January 17, 2003, Sigma-Tau requested that we increase the size of our Board of Directors by two, with such directors to be nominated by Sigma-Tau and elected by our Board of Directors as soon as possible. Sigma-Tau subsequently rescinded this request. On March 11, 2003, Sigma-Tau indicated that they have determined to sell all or a portion of the shares of our common stock that they currently own. They further indicated that such sales, if they occur, will be through open market transactions or privately negotiated, and will depend on prevailing market conditions at time of sale. Such sales, if they occur, could have a depressing effect on the market price of our common stock.

If competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated.

      The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products which target the same diseases and conditions that we will target. For example, there are products on the market that compete with Acthar, Ethamolin, Glofil-125, Inulin, and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by competitors of ours, preventing us from obtaining this technology on favorable terms, or at all.

      Our ability to compete will depend on our ability to create and maintain scientifically advanced technology, and to develop, acquire and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection, or otherwise develop proprietary technology or processes, and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology.

      Acthar is currently used in patients suffering from arthritis, multiple sclerosis, and infantile spasm. Acthar may be challenged by newer agents, such as synthetic corticosteriods, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease Several companies may offer sclerotherapy agents (chemicals injected into varicose veins that damage and scar the inside lining of the vein, causing it to close) that compete with Ethamolin. Other competitive agents include ScleromateTM (an injectable agent used to treat varicose veins and spider veins), Rubber Band Ligation methods (procedures in which bleeding esophageal varices are tied off at their base with rubber bands, cutting off the blood flow) such as the Multi-band Superview manufactured by Boston-Scientific, the Multi-band Six Shooter manufactured by Wilson-Cook, and the Multi-band Ligator manufactured by Bard. Other products may reduce the number of bleeding esophageal varices by lowering portal hypertension, such as Sandostatin® manufactured by Novartis. The competition to market FDA-approved active bleeding esophageal varices therapies is intense.

      There are numerous products that may be viewed as competitors to Glofil-125. These include intrinsic tests, such as serum creatinine tests and creatinine clearance tests, both used to measure how quickly the kidneys are able to clear creatinine, an endogenously produced natural chemical, from the blood. Extrinsic tests use such products as Tc-DTPA, manufactured by Mallinckrodt, Inc., Omnipaque® (an injectable contrast media agent), manufactured by Sanofi, a division of Sanofi-Synthelabo, and Conray®-iothalamate meglumine (another injectable contrast medium), manufactured by Mallinckrodt, Inc. There is intense competition among both FDA and non-FDA approved products to measure kidney function.

      Virtually any number of manufacturers of probiotics may be considered competitors to VSL#3. Among the most notable are CulturelleTM by ConAgra and Probiotica by Johnson and Johnson.

      Several large companies’ products will compete with Emitasol in the delayed onset emesis market, including Zofran® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by Glaxo-Wellcome, Kytril® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by SmithKline Beecham and Reglan® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by A.H. Robins. These competitive products, however, are currently available in oral and intravenous delivery forms only. Additionally, on March 6, 2003, FDA’s Gastrointestinal Drugs Advisory Committee recommended that the FDA approve Merck’s Emend (aprepitant) with 5-HT3 antagonist for various indications including delayed onset emesis. The competition to develop FDA-approved drugs for delayed onset emesis and diabetic gastroparesis is intense.

      Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals, and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also seek patent protection and establish collaborative arrangements for clinical development, manufacturing, and marketing of products similar to ours. These companies and institutions will compete with us in recruiting and retaining qualified sales and marketing and management personnel, as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

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

We face possible delisting from the American Stock Exchange that would result in a limited public market for our common stock.

      We have fallen below certain of the American Stock Exchange’s (“AMEX”) continued listing standards and have therefore become subject to possible delisting. Specifically, on August 9, 2002, we received notification from AMEX that we have fallen below the standards set forth in the AMEX Guide Section 1003(a)(i) by having (1) stockholders’ equity of less than $2,000,000 and losses from continuing operations in the last two fiscal years and (2) stockholders’ equity of less than $4,000,000 and losses from continuing operations in the last three fiscal years. The notification provided that we could submit a plan to AMEX by September 10, 2002 advising it of the measures we intended to take in order to bring us into compliance with AMEX’s continuing listing standards. We submitted such a plan of compliance to the AMEX on September 10, 2002. On October 15, 2002, the AMEX notified us that it had completed its review of our plan of compliance and determined that, in accordance with Section 1009 of the AMEX Company Guide, the plan made a reasonable demonstration of our ability to regain compliance with the continued listing standards within eighteen months. We will be subject to periodic review by the AMEX staff during the eighteen month extension period during which period we are required to make progress consistent with our plan and to ultimately comply with the continued listing standards. If we are delisted from AMEX, the public market for our common stock would be limited. In January 2003 we completed a $10 million private placement of Series B convertible preferred stock. We believe that this placement may increase our net equity and increase our chances of regaining compliance with the AMEX listing requirements.

If we fail to maintain or enter into new contracts related to collaborations and in-licensed or acquired technology and products, our product development and commercialization could be delayed.

      Our business model has been dependent on our ability to enter into licensing and acquisition arrangements with commercial or academic entities to obtain technology for commercialization or marketed products. If we are unable to enter into any new agreements in the future, our development and commercialization efforts will be delayed. Disputes may arise regarding the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. We may not be able to negotiate additional license and acquisition agreements in the future on acceptable terms, if at all. In addition, current license and acquisition agreements may be terminated, and we may not be able to maintain the exclusivity of our exclusive licenses.

      If collaborators do not commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating our discoveries, the development of our licensed products progress will be stalled. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with us. The amount and timing of resources devoted to these activities by the parties could depend on the achievement of milestones by us and otherwise generally may be controlled by other parties. In addition, we expect that our agreements with future collaborators will likely permit the collaborators to terminate their agreements upon written notice to us. This type of termination would substantially reduce the likelihood that the applicable research program or any lead candidate or candidates would be developed into a drug candidate, would obtain regulatory approvals and would be manufactured and successfully commercialized.

      If none of our collaborations are successful in developing and commercializing products, or if we do not receive milestone payments or generate revenues from royalties sufficient to offset our significant investment in product development and other costs, then our business could be harmed. Disagreements with our collaborators could lead to delays or interruptions in, or termination of, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and may result in lost revenues and substantial legal costs which could negatively impact our results from operations. In addition, if we are unable to acquire new marketed products on a timely basis at appropriate purchase price and terms, we may not reach profitability and may not generate sufficient cash to fund operations.

If we are unable to settle the dispute surrounding our collaboration agreement with Shire Pharmaceuticals Group plc, we may incur increased legal and/or litigation expenses and lost revenues from delays in the commercialization of Emitasol.

      Under a collaboration agreement between Shire (after its acquisition of Roberts Pharmaceuticals) and us, Shire had the option to acquire exclusive North American rights to Emitasol. This option expired in July 2001. Under that collaboration agreement, we were obligated to fund one-half of the clinical development expenses for Emitasol up to an aggregate of $7 million. Through December 31, 2002, we have made development payments for Emitasol, under the terms of the agreement with Shire, totaling $4.6 million, which consists of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses, including patent and trademark costs.

      Shire asserts we owe $348,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option. We have requested that Shire return certain items to us, including the manufacturing and clinical data it obtained over the course of the agreement, the transfer of the INDs relating to Emitasol (which is substantially complete) and the assignment of the intellectual property relating to Emitasol generated in the course of the development program. While Shire has returned some of these items, we are still in discussion with them as to the resolution of other open items. The failure to quickly resolve any open items on favorable terms relating to this collaboration could result in difficulties finding a new partner to continue the development of Emitasol. Additionally, Shire beneficially owns all 2,155,715 shares of our Series A preferred stock outstanding, representing approximately 4.30% of the voting power of our outstanding voting capital stock as of March 17, 2003. If we are unable to settle our disagreements with Shire quickly, we may end up in a protracted contract dispute with this major shareholder, which may result in increased legal fees, delayed commercialization of Emitasol and lost revenues from the sale of Emitasol.

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

      Any products that we develop are subject to regulation by federal, state and local governmental authorities in the U.S., including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive pre-clinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

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

      In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that may result in the delay in the development, production and marketing of our products. As such, we may be required to incur significant costs to comply with current or future laws or regulations. For example, successful late stage Phase III clinical trials for such potentially important treatments such as diabetic gastroparesis and delayed onset emesis may require the enrollment of many patients. Together, the costs of these trials, if funded solely by us, could exceed our current financial resources.

Our ability to generate revenues is affected by the availability of reimbursement on our products, and our ability to generate revenues will be diminished if we fail to obtain an adequate level of reimbursement for our products from third party payors.

      In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the U.S.) and private insurance plans. Because of VSL#3’s non-prescription status, it is not widely covered by third party payors. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues, thereby weakening our competitive position and negatively impacting our results of operations.

      In the U.S., proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in several states and local metropolitan areas. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to its innovative medicines, the market acceptance of these products may be reduced.

      To facilitate the availability of our products for Medicaid patients, we have contracted with the Center for Medicare and Medicaid Services. As a result, we pay quarterly rebates consistent with the utilization of our products by individual states. We also must give discounts under contract on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. If these discounts and rebates become burdensome to us and we are not able to sell our products through these channels, our net sales could decline.

Our stock price has a history of volatility, and an investment in our stock could decline in value.

      The price of our stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. Our stock price has ranged in value from $5.25 to $0.43 over the last three years. Any number of events, both internal and external to us, may continue to affect our stock price. These include, without limitation, the quarterly and yearly revenues and earnings/losses, our ability to acquire and market appropriate pharmaceuticals, results of clinical trials conducted by us, our partners or by our competitors; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products.

      Our business will expose us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by us or our collaborators in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand for any of our drug candidates that receive regulatory approval for commercial sale and for those products we currently market. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance for claims up to $10,000,000. However, if we are unable to maintain insurance coverage at acceptable costs, in a sufficient amount, or at all, or if we become subject to a product liability claim, our reputation, stock price and ability to devote the necessary resources to the commercialization of our products could be negatively impacted.

Item 2.	Properties

      At December 31, 2002, we leased four buildings. Our headquarters, which includes the Executive, Finance and Administration, Sales and Marketing, Medical and Regulatory Affairs departments, are located in Union City, California. Our headquarters building has 23,000 square feet of office space, under a 10-year lease agreement. We are subleasing 100% of a building in Hayward, California under a sublease agreement that expires in 2006. The Hayward premises has 30,000 square feet of laboratory and office space, under a master lease that expires in November 2012. While we anticipate that the sublessee will fulfill the term of the sublease agreement, if they were to default, it would have a negative impact on us as we would still be obligated to make rent payments on the Hayward facility. We classify both the rental income and expense related to this facility as rental income, net.

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

      In May 2001, we closed our Neoflo manufacturing facility located in Lee’s Summit, Missouri. The lease period ends in December 2004. We closed this facility in May 2001 and are currently seeking a sublessee for this facility. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders for the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      We are listed on the American Stock Exchange, Inc. From January 1998 to November 1999 we were traded under the symbol “CYP”. On November 17, 1999, we changed our name to Questcor Pharmaceuticals, Inc. and began trading under the symbol “QSC”.

      The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price

Quarter Ended	High	Low

December 31, 2002	$1.16	$0.90
September 30, 2002	1.35	0.89
June 30, 2002	2.01	1.28
March 31, 2002	2.18	1.29

December 31, 2001	$2.16	$0.85
September 30, 2001	1.53	0.55
June 30, 2001	1.00	0.43
March 31, 2001	1.00	0.58

      The last sale price of our common stock on March 17, 2003 was $0.78. As of March 17, 2003 there were approximately 270 holders of record of our common stock.

      We have never paid a cash dividend on our common stock. Our dividend policy is to retain our earnings, if we achieve positive earnings and to support the expansion of our operations. Our Board of Directors does not intend to pay cash dividends on our common stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our Board of Directors.

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

				Five Months
	Years Ended December 31,			Ended	Years Ended July 31,
				December 31
	2002(2)	2001	2000	1999(1)	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net product sales	$13,819	$5,196	$2,134	$624	$2,518	$3,446
Total revenues	14,677	5,667	3,594	956	2,569	3,616
Total operating cost and expenses	17,080	15,050	17,752	23,257	10,026	9,910
Loss from operations	(2,403)	(9,383)	(14,158)	(22,301)	(7,457)	(6,294)
Net loss	(2,785)	(8,697)	(13,762)	(22,210)	(6,784)	(5,573)
Net loss per common share — basic and diluted	(0.07)	(0.28)	(0.56)	(1.22)	(0.43)	(0.37)
Shares used in computing net loss per common share — basic and diluted	38,407	31,425	24,722	18,240	15,712	15,187

	December 31,				July 31,

	2002	2001	2000	1999	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (includes $5 million compensating balance at December 31, 2001, 2000 and 1999)	$7,506	$10,571	$8,151	$21,699	$7,263	$13,445
Working capital	7,018	2,659	1,261	16,943	5,261	13,379
Total assets	12,766	14,946	14,848	32,221	13,140	19,736
Long-term obligations	2,908	122	548	6,078	147	217
Preferred stock	5,081	5,081	5,081	5,081	—	—
Common stock	77,528	74,018	66,152	65,423	41,497	41,328
Accumulated deficit	(76,968)	(74,183)	(65,486)	(51,724)	(29,514)	(22,730)
Total stockholders’ equity (deficit)	496	(300)	927	13,626	11,914	18,511

(1)	Includes the results of operations of RiboGene, Inc. from November 17, 1999 through December 31, 1999, including a one-time charge for restructuring costs of $1.5 million and a charge of $15.2 million for acquired in process research and development costs.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” See Note 1 to the Consolidated Financial Statements.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended

	12/31/02	09/30/02	06/30/02	03/31/02

	(In thousands, except per share data)
Net product sales	$2,934	$3,772	$3,307	$3,806
Total Revenues	3,234	3,848	3,741	3,854
Cost of product sales	689	881	728	634
Net loss	(355)	(995)	(1,103)	(332)
Net loss per share	(0.01)	(0.03)	(0.03)	(0.01)

	Quarter Ended

	12/31/01	09/30/01	06/30/01	03/31/01

	(In thousands, except per share data)
Net product sales	$2,266	$1,258	$971	$701
Total Revenues	2,297	1,321	1,033	1,016
Cost of product sales	594	432	448	504
Net loss	(2,566)	(2,262)	(1,997)	(1,872)
Net loss per share	(0.07)	(0.07)	(0.07)	(0.07)

      Certain amounts have been reclassified to conform with current year presentation of annual financial statements. The amounts reclassified from research and development to cost of product sales totaled, in the aggregate, $443,000 for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 and $495,000 for the year ended December 31, 2001.

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

      We are a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. We focus on the treatment of acute and critical care conditions, including central nervous system diseases and gastroenterological disorders. Our strategy is to acquire pharmaceutical products that other companies do not actively market that we believe have sales growth potential, are promotion sensitive and complement our existing products. In addition, through corporate collaborations, we intend to develop new patented intranasal formulations of previously FDA approved drugs. We currently market five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is commonly used in treating patients with infantile spasm, and is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with multiple sclerosis.; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3TM, a patented probiotic marketed as a dietary supplement, to promote normal gastrointestinal (GI) function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition.

      Consistent with our efforts to focus on sales and marketing, our spending on research and development activities is minimal. Expenses incurred for the manufacturing site transfer, medical and regulatory affairs are included on the statement of operations as research and development expenses. Accordingly, we have entered into several agreements with pharmaceutical and biotechnology companies to further the development of certain technology acquired from RiboGene. In June 2002, we signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc for the exclusive worldwide development and commercialization of HypnostatTM (intranasal triazolam for insomnia) and PanistatTM (intranasal alprazolam for panic disorders). Under the License Agreement, Fabre Kramer assumed the primary responsibility for the development of Hypnostat and Panistat. The antifungal drug discovery program has been partnered with Tularik, Inc., of South San Francisco, CA., the antiviral drug discovery program has been partnered with Rigel Pharmaceuticals, Inc. of South San Francisco, CA. and the antibacterial program has been partnered with Dainippon Pharmaceuticals Co., Ltd. of Osaka, Japan.

      We have sustained an accumulated deficit of $77 million from inception through December 31, 2002. At December 31, 2002, we had $7.5 million in cash and short-term investments. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments.

Critical Accounting Policies

      Our management discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product returns, sales allowances, bad debts, inventories, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sales Allowances and Product Returns and Rebates

      We have estimated allowances for product returns, chargebacks, rebates and cash discounts for prompt payment. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns and rebates on specific terms for product returns and rebates and our experience with similar products. Effective August 12, 2002, we changed our return goods policy such that we no longer issue credit memorandums for returns, rather all returns are exchanged for replacement product. The estimated costs for such exchanges, which include actual product costs and related shipping charges are included in cost of product sales. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and in the distribution channel and the remaining shelf life of that inventory (ranging from 45 days to 3 years), and (iii) changes in demand. We continually assess the historical experience and adjust our allowances as appropriate. In estimating rebates, we match the actual rebates to the actual sale on a product-by-product basis, to arrive at an actual rebate percentage. This actual percentage is applied to current period sales to arrive at the rebate expense for the period. In particular, we consider allowable prices by Medicare and Medicaid. If actual product returns, chargebacks, rebates and cash discounts are greater than our estimates, additional allowances may be required.

Inventories

      We maintain inventory reserves primarily for obsolescence (due to the expiration of shelf life). In estimating inventory obsolescence reserves, we analyze on a product-by-product basis (i) the shelf life and the expiration date, and (ii) sales forecasts. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to estimate inventory obsolescence.

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

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      For the year ended December 31, 2002, we incurred a net loss of $2,785,000 or $0.07 per share, as compared to a net loss of $8,697,000 or $0.28 per share for the year ended December 31, 2001, a decrease of $5,912,000 or 68%.

      For the year ended December 31, 2002, net product sales increased by $8,623,000 or 166% to $13,819,000 from $5,196,000 for the year ended December 31, 2001. The increase in product revenues was due primarily to increased units sales of Ethamolin and a full year of sales of Acthar, which was introduced in the third quarter of 2001. The increase of unit sales over the prior year was partially due to a shipment of backorders of Acthar and Ethamolin in early 2002 and strategic buying by wholesalers in anticipation of our price increase in June 2002. During the year ended December 31, 2002 we shipped backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar and $408,000 for Ethamolin. Without these backorders, product revenues would have been $13,077,000, an increase of $7,881,000 or 152% over the year ended December 31, 2001. Effective June 24, 2002, we increased our list price for Ethamolin and Acthar. From the date of the notification of the price increase through June 30, 2002, we received $3,231,000 of Acthar and Ethamolin orders of which $777,000 had shipped prior to June 30, 2002. The remaining orders of $2,454,000 were fulfilled in July 2002. Effective August 12, 2002 we changed our return goods policy such that we no longer issue credit memorandums for returns, rather all returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of product sales. In November 2002, a lot of Acthar expired. The next batch of Acthar will expire in May 2003. In December 2002, we noted that certain customers were not complying with our exchange policy. These customers were deducting from amounts owed to us the full price of expired Acthar they planned to return to us. We reached an agreement with these customers to reverse these short-remittances and to accept replacement product. Certain customers received a one time replacement rebate from us. In addition, during 2003 we will replace vials at no cost for the remaining on-hand inventories of Acthar batches that expired in November 2002 and will do so again for the Acthar that expires in May 2003. In the first quarter of 2003, due to the relatively short dating of Acthar in our inventories and at the wholesale level, we limited Acthar shipments to critical care and emergency situations. A lot of Acthar with the new 18 month dating was released in the first quarter of 2003. With the release of this lot normal shipments resumed. We believe that the replacement of expired Acthar at no cost and the decision to briefly limit shipments of Acthar will have a negative impact on our first quarter of 2003 product sales of Acthar and although we expect total annual sales of Acthar to increase as compared to 2002, the increase year to year may be lower than we expected depending on the amount of additional replacements of expired product. We are reviewing the amount of inventory at the wholesale level in order to help assess the demand for Acthar in 2003. In addition, due to the large purchase of Ethamolin by wholesalers in anticipation of the price increase in July 2002, we expect Ethamolin sales in the first quarter of 2003 to be lower than expected. In 2002 and 2001, our Acthar vials sold had a one year shelf life. Due to the short-dating, significant quantities could expire at the wholesaler or pharmacy level, which would then be returned for replacement product, under our exchange policy. The shipment of replacement product displaces future sales. Quarterly revenues will fluctuate based on buying patterns of the wholesalers, expiration dates of product sold and timing of shipment of replacement product under our exchange policy.

      Contract research and grant revenue decreased by $175,000 or 48% to $192,000 for the year ended December 31, 2002 from $367,000 for the year ended December 31, 2001. This decrease was primarily the result of us receiving less reimbursement under our SBIR grant due to a decrease in activity with our GERI compound research project during the year ended December 31, 2002. This grant is scheduled to end in April 2003 and we do not believe we will receive any more than the remaining $130,000 in reimbursement under this grant in 2003.

      For the year ended December 31, 2002, we recognized $450,000 in technology revenue related to our License Agreements with Fabre Kramer and Ahn-Gook. For the year ended December 31, 2001, we recognized $90,000 in technology revenue related to a payment under our license agreement with Tularik, Inc. for the sale of our antifungal drug discovery program. Royalty revenue for the year ended December 31, 2002 was $16,000, a slight increase as compared to $14,000 for the year ended December 31, 2001. Royalty revenue represents sales of Pramidin® in Italy, under our license agreement with sirton. This license agreement expired in accordance with its terms in June of 2002 and is currently being renegotiated for the purpose of continuing the relationship. Royalty revenues for the year ended December 31, 2002 also reflect royalties earned in connection with our license agreement with Ahn-Gook. Services revenue from a related party was $200,000 for the year ended December 31, 2002. This amount represents the recognition of revenue resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3.

      Total revenues for the year ended December 31, 2002 increased $9,010,000 or 159% to $14,677,000 from total revenues of $5,667,000 for the year ended December 31, 2001.

      Cost of product sales increased to $2,932,000 or 48% for the year ended December 31, 2002 from $1,978,000 for the year ended December 31, 2001. This increase was a result of greater material costs due to higher product sales for the current period. However, cost of product sales as a percentage of net product sales decreased to 21% for the year ended December 31, 2002 from 38% for the year ended December 31, 2001, primarily due to a change in product mix. As a result of two new manufacturers for Acthar, we may have lower gross margins in the future.

      Gross margins for marketed products for the year ended December 31, 2002 were 82% for Acthar, 81% for Ethamolin, 61% for VSL#3, 49% for Glofil-125 and (3)% for Inulin, compared to 73%, 71%, 0%, 49% and 48%, respectively, for the year ended December 31, 2001. Gross margins for the products other than VSL#3 and Inulin improved as a result of increased sales volume, and product price increases in 2002. Inulin’s gross margin decreased as a result of low sales volume coupled with increased cost of product. VSL#3 was formally launched in May 2002.

      Sales and marketing expenses for the year ended December 31, 2002 were $5,900,000, which represents an increase of $2,771,000 or 89% as compared to $3,129,000 for the year ended December 31, 2001. However, as a percentage of revenue, sales and marketing expenses decreased to 40% for the year ended December 31, 2002 from 55% for the year ended December 31, 2001. The increase in dollars is primarily due to salary and other costs associated with the expansion of our sales and marketing departments, and increased marketing costs to support our newer products, Acthar and VSL#3. We had a headcount of 30 individuals to support the commercial sales of our five products as of December 31, 2002, compared to a headcount of 20 individuals to support four products as of December 31, 2001.

      General and administrative expenses for the year ended December 31, 2002 were $4,815,000, which represents an increase of $108,000 or 2%, compared to $4,707,000 for the year ended December 31, 2001. The increase year to year is primarily for expenses relating to legal and financing which were offset by savings in other areas of general and administrative.

      Research and development expenses which are limited to manufacturing development, regulatory and medical affairs activities, for the year ended December 31, 2002 were $2,295,000, which represents a decrease of $57,000 or 2%, as compared to $2,352,000 for the year ended December 31, 2001. The decrease was due to lower salary and related expenses related to our research and development activities, offset by increased manufacturing development costs related to the Acthar site transfer. The manufacturing development costs incurred for the year ended December 31, 2002, relate primarily to site transfer and validation costs for Acthar. In 2003, we anticipate incurring additional site transfer costs, relating to the Acthar site transfer.

      In 2002, our spending on research and development programs was limited and will continue to be minimal in the future. As such, we are seeking to out-license the development of the following: Emitasol for delayed onset emesis and diabetic gastroparesis and the GERI compounds as cytoprotective agents. The development of Hypnostat for sleep disorders and Panistat for panic disorders will be controlled by Fabre Kramer. The future development of Emitasol, and the GERI compounds, will be dependent in part on our ability to enter into partnership arrangements. As we rely on current and future strategic partners to develop and fund our remaining projects, we are unable to project estimated completion dates. We have limited control, if any, over these programs due to our reliance on partners for their development. Accordingly our ability to disclose historical and future costs associated with these projects is limited.

      Depreciation and amortization expense decreased by 48% to $1,138,000 for the year ended December 31, 2002 from $2,207,000 for the year ended December 31, 2001 due to minimal new capital purchases made in the period, as well as assets becoming fully depreciated in the period and a portion of purchased technology becoming fully amortized in the period. The purchased technology will be fully amortized in 2003.

      Non-cash amortization of deemed discount on convertible debentures for the year ended December 31, 2002 was $415,000 pertaining to amortization of the deemed discount related to the convertible debentures. There was no similar expense in the year ended December 31, 2001.

      Interest income (expense), net, decreased by $63,000 to a net expense of $8,000 for the year ended December 31, 2002 from net interest income of $55,000 for the year ended December 31, 2001, primarily due to a lower interest income caused by a lower return on invested cash and higher interest expense in the current year relating to the 8% convertible debentures issued in March 2002.

      Other income (expense), net, increased by $260,000 to a net expense of $241,000 for the year ended December 31, 2002 from net other income of $19,000 for the year ended December 31, 2001, due to a $367,000 other-than-temporary loss taken on our Rigel equity securities investment offset by the receipt of profits arising from short swing stock trades executed by one of our 10% shareholders and gains on sales of fixed assets.

      Rental income, net, decreased to $282,000 for the year ended December 31, 2002, from $612,000 in the comparable year ended December 31, 2001, due to the receipt in 2001 of a sublease termination fee of $130,000 by the former sublessor of our Carlsbad facility and a $250,000 payment receipt for vacating our Hayward facility in May 2001. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent expense on this property.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      For the year ended December 31, 2001, we incurred a net loss of $8,697,000 (or $0.28 per share), compared to a net loss of $13,762,000 (or $0.56 per share) for the year ended December 31, 2000.

      Product revenues increased 143% for the year ended December 31, 2001 to $5,196,000 from $2,134,000 for the year ended December 31, 2000. This increase was primarily due to increased product sales and the introduction of Acthar. We began shipping the Acthar product in the third quarter of 2001 and recognized sales of $2,141,000 for the year ended December 31, 2001. In addition, excluding revenues from the discontinued Neoflo product line, we experienced an overall increase of 97% in revenues from existing products when compared to 2000 sales. Revenues of Ethamolin increased 174% to $1,695,000, Glofil-125 increased 42% to $982,000, Inulin increased 53% to $317,000, as compared to $618,000, $691,000 and $207,000, respectively, for the year ended December 31, 2000. The total increase in product revenues from these core products was $1,478,000 of which 25% of this increase is related to unit growth in 2001 as compared to 2000, with the remainder of this increase related to a price increase in 2001 as compared to 2000. We estimate the use of Ethamolin for the year ended December 31, 2001 increased 7% from the year ended December 31, 2000. We were at times unable to stock a sufficient supply of Acthar and Ethamolin to meet the demand for these products. Ethamolin was placed on backorder at the end of October 2001 and Acthar was placed on backorder to customers at the end of November 2001. At December 31, 2001 we had backorders amounting to $334,000 for Acthar and $408,000 for Ethamolin. All backorders for Acthar and Ethamolin as of December 31, 2001 were shipped in January 2002.

      In May 2000, our sole customer for our Neoflo product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate our supply agreement effective that date. In May 2001, we closed our Lee’s Summit manufacturing facility where the NutraMax product was being produced. Net sales to NutraMax totaled $61,000 and $618,000 for the years ended December 31, 2001 and 2000 respectively, representing 1% and 17%, of total revenues, respectively.

      Contract research and grant revenue increased 77% to $367,000 for the year ended December 31, 2001 compared to $207,000 for the year ended December 31, 2000 due to a full year of revenue recognized for government reimbursement under the SBIR grant previously awarded to fund the GERI project. Technology revenue for the year ended December 31, 2001 decreased to $90,000 from $1,250,000 for the year ended December 31, 2000, due to the recognition of $1,250,000 in technology revenue from the sale of our proprietary antiviral drug research technology to Rigel Pharmaceuticals, Inc. in 2000. Royalty revenue increased 367% to $14,000 due to increased sales of Pramidin in Italy by Crinos (now sirton).

      Total revenue for the year ended December 31, 2001 increased 58% to $5,667,000 as compared to $3,594,000 for the year ended December 31, 2000.

      Cost of product sales decreased by $70,000 or 3% to $1,978,000 for the year ended December 31, 2001 from $2,048,000 for the year ended December 31, 2000. These costs decreased primarily as a result of our discontinuance of the Neoflo product line in 2001. The Neoflo product had the highest overhead and material costs relative to our other products. Excluding the cost of product sales associated with Neoflo, cost of product sales increased by 92% to $1,746,000 from $908,000 for the years ended December 31, 2001 and 2000, respectively. This increase is related to the increased volume of product sales in 2001 as compared to 2000.

      Gross margins for marketed products for the year ended December 31, 2001 were 73% for Acthar, 71% for Ethamolin, 49% for Glofil-125 and 48% for Inulin, compared to 0%, 54%, 31% and 30%, respectively, for the year ended December 31, 2000. Gross margins for the products other than Acthar improved as a result of increased sales volume, and product price increases in 2001. Acthar was introduced in September 2001.

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

      General and administrative expenses decreased by $788,000 or 14% to $4,707,000 for the year ended December 31, 2001 from $5,495,000 for the year ended December 31, 2000. This decrease was related to our cost reduction program that resulted in a decrease in personnel and related expenses, lower facility costs, legal fees, bad debt expense and professional services costs, offset by an increase in non-cash equity related compensation expense.

      Research and development expense decreased 54% to $2,352,000 for the year ended December 31, 2001, from $5,111,000 for the year ended December 31, 2000. Since the completion of our merger with RiboGene in 1999, we reduced our focus on research and development of non-marketed products. The decrease was related to lower development expenses for EmitasolTM and an overall reduction of expenses related to our research and development activities

      Since we no longer market or sell the Neoflo product we recorded a loss related to the discontinued Neoflo product line in the amount of $677,000 as of December 31, 2001. This loss represents a writedown of the assets directly related to the Neoflo product line and the estimated remaining lease payments for the Lee’s Summit manufacturing facility.

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

Liquidity and Capital Resources

      We have principally funded our activities to date through various issuances of equity securities, which through March 17, 2003, we have raised total net proceeds of $55.5 million.

      At December 31, 2002, we had cash, cash equivalents and short-term investments of $7,506,000 compared to $10,571,000 at December 31, 2001, including a compensating balance of $5,000,000. At December 31, 2002, our working capital was $7,018,000 compared to $2,659,000 at December 31, 2001. The increase in working capital was principally due to the proceeds from the issuance of $4 million convertible debentures and approximately $560,000 relating to issuances of common stock. Based on our internal forecasts and projections, we believe that our cash on hand at December 31, 2002, together with the $10.0 million of cash raised in January 2003 through our private placement of Series B convertible preferred stock, and the net cash flows generated from operations, will be sufficient to fund operations for at least two years, unless a substantial portion of our cash is used for product acquisition.

      As a result of the merger with RiboGene, we assumed $5 million of long-term debt financing with a bank. The note required us to make monthly interest payments, at prime plus 1% (5.75% at December 31, 2001), with the principal payment due at the end of the three-year term (December 2001). In November 2000, the $5 million note payable was converted into a $5 million cash secured facility, the financial covenants were removed and the blanket lien on all assets were released. The interest expense on the $5 million note was fixed at a rate of 2% greater than the Certificate of Deposit interest rate earned on the underlying $5 million cash investment which served as a compensating bank balance with its use restricted. The note’s term was extended to March 2002. We paid the note in full on January 18, 2002.

      On January 2, 2002, we entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp, the parent company of Cupertino National Bank. Cupertino National Bank previously held the $5 million note. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the note automatically renews annually, unless we terminate the agreement. There were no borrowings under this line of credit as of December 31, 2002 . The line of credit is secured by a blanket lien on all of our assets including intellectual property. As of December 31, 2002, $1,200,000 was available for borrowing under the line of credit.

      We lease four buildings with lease terms expiring in 2004 to 2012. Annual rent payments for all of our facilities in 2003 are estimated to be $1,497,000. We use the Union City facility as our headquarters and the Carlsbad facility as our warehousing and distribution center. Annual rent payments for 2003 for these facilities are $686,000. We have subleased laboratory space and laboratory equipment in Hayward, California for a term of six years and anticipate that we will receive $997,000 in 2003 as sublease income to be used to pay the annual rental expense of $673,000 in 2003. The Lee’s Summit facility was closed in May 2001 and this facility is available for sublease. Lease payments under the facility in Lee’s Summit, Missouri are $138,000 for 2003. Additionally, we have other contractual obligations as shown in the table below:

	Payments Due by Period

			Greater Than	4 to 5	After 5
Contractual Obligations	Total	1 Year or Less	1 to 3 Years	Years	Years

	(In thousands)
Long Term Debt	$218	$218	$—	$—	$—
Convertible Debentures	4,000	—	4,000	—	—
Operating Leases	13,370	1,497	3,015	2,616	6,242

Total Contractual Cash Obligations	$17,588	$1,715	$7,015	$2,616	$6,242

      We also hold 83,333 shares of Rigel Pharmaceuticals Inc. (NASD: RIGL) common stock that we received in conjunction with the agreement to sell Rigel exclusive rights to certain of our proprietary antiviral drug research technology. As of December 31, 2002, these shares had a market value of $91,000.

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

      In April 2001, we closed a financing with various accredited investors which totaled $442,000. This investment came from a group of individual investors. We issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price equal to $0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

      In July 2001, concurrent with our agreement to acquire Acthar from Aventis, we entered into a Stock Purchase Agreement with Sigma-Tau pursuant to which Sigma-Tau purchased 5,279,034 shares of common stock at a purchase price of $0.66 per share, for an aggregate purchase price of $3,500,000.

      In December 2001, we entered into a Promotion Agreement effective in January 2002 with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. In connection with this Promotion Agreement, we entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to our market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share before December 1, 2003. We issued the common stock related to this transaction in February 2002. Additionally, in connection with this transaction, we entered into a standstill agreement with Sigma-Tau whereby Sigma-Tau and its affiliates agreed to limit purchases of common stock on the open market to no more that 2,000,000 shares through July 2003.

      In March 2002, in two separate transactions, we issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. We pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). At the end of the term of the debenture, under certain circumstances, we have the option to repay the principal in stock and, under certain circumstances, we can also redeem the debenture for cash prior to maturity. The debentures mature on March 15, 2005. In conjunction with this transaction, we issued warrants to both the institutional investor and

Sigma-Tau to acquire an aggregate of 1,518,987 shares of common stock at an exercise price of $1.70 per share. Both warrants expire on March 15, 2006. In connection with the issuance of the debentures and warrants, we recorded a deferred expense related to a beneficial conversion feature of $1,484,000. This amount is amortized to interest expense over the term of the debentures. Assuming the conversion and exercise of the above-mentioned debenture and warrant by Sigma-Tau and assuming the exercise of all other outstanding warrants held by Sigma-Tau, Sigma-Tau would own approximately 31% of our outstanding voting capital stock as of March 17, 2003.

      In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various healthcare investors. Our gross proceeds from the private placement were $10 million. The Series B Preferred Stock has an aggregate stated value of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per annum, which rate will increase to 10% per annum on and after January 1, 2006, and to 12% on and after January 1, 2008. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per annum. The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and arrearage interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007.

      Our future funding requirements will depend on many factors, including; the timing and extent of product sales, returns of expired product, any expansion or acceleration of our development programs; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; payment of dividends and compliance to prevent additional dividend events or optional redemption events, and other factors.

      We are funding a portion of our operating expenses through our cash flow from operations, but may seek additional funds through public or private equity financing or from other sources. There can be no assurance that additional funds can be obtained on desirable terms or at all. We may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time.

Recently Issued Accounting Standards

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provision of this interpretation are not currently expected to have any impact on our results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002. The interim statements disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense under the provisions of SFAS 123.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Variable interests held in the same entity by a related party will be treated as the company’s own interest in the determination of when consolidation is required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the provisions of FIN 46 and will adopt this Interpretation in 2003.

Income Taxes

      As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $94 million and $21 million, respectively. We also had federal and California research and development tax credits of approximately $1 million and $600,000. The federal and state net operating loss and credit carryforwards expire at various dates beginning in the years 2004 through 2022, if not utilized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. Our investments include money market accounts, commercial paper and corporate bonds. The table below presents the amounts and related interest rates of our investment portfolio as of December 31, 2002.

			Fair Value
	2002	Total	12/31/02

	(In thousands,
	except interest rates)
ASSETS
Cash and cash equivalents	$7,506	$7,506	$7,506
Average interest rate	1.63%	—	—
LIABILITIES
Notes payable — Short term	$218	$218	$218
Average interest rate	10.31%	—	—
Convertible Debentures	$4,000	$4,000	$4,000
Average interest rate	8%	—	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The information required is hereby incorporated by reference from the information contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders, filed with the Commission pursuant to Regulation 14A (the “Proxy Statement”) under the headings “Nominees” and “Company Management.”

Item 11.	Executive Compensation

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading of “Security Ownership of Certain Beneficial Owners and Management.”

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

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements. Our financial statements and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedules. The following financial statement schedule is included in Item 15(a)(2) Valuation and Qualifying Accounts

3. Exhibits

Exhibit
Number	Description

2.1(1)	Merger agreement entered into August 4, 1999, by and among Cypros Pharmaceutical Corporation, a California corporation (“Parent”), Cypros Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
3.1(2)	Amended and Restated Articles of Incorporation of the Company.
3.2(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3.3(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3.4(5)	Bylaws of the Company.
4.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10.2(8)	1992 Employee Stock Option Plan, as amended.
10.3(9)	1993 Non-employee Directors Equity Incentive Plan, as amended, and related form of Nonstatutory Stock Option.
10.4(9)	Employment Agreement dated as of August 4, 1999 between the Company and Charles J. Casamento.
10.5(10)	2000 Employee Stock Purchase Plan.
10.6(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

Exhibit
Number	Description

10.7(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10.8(11)	Promotion Agreement dated December 1, 2001 between the Company and VSL Pharmaceuticals, Inc.†
10.9(11)	First Amendment to Promotion Agreement dated June 27, 2002 between the Company and VSL Pharmaceuticals, Inc.†
10.10(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10.11(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10.12(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10.13(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.14(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.15(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.16(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.17(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.18(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.19(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10.20*	Amendment to Employment Agreement between the Company and Charles J. Casamento dated March 21, 2003.
10.21(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10.22(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10.23*	Letter Agreement dated May 2, 2000 between the Company and Kenneth R. Greathouse.
10.24*	Amendment to Letter Agreement dated March 21, 2003 between the Company and Kenneth R. Greathouse.
10.25*	Letter Agreement dated August 24, 2001 between the Company and Timothy E. Morris.
10.26*	Amendment to Letter Agreement dated November 7, 2001 between the Company and Timothy E. Morris.
10.27*	Amendment to Letter Agreement dated March 21, 2003 between the Company and Timothy E. Morris.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
99.1*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

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

Signature	Title	Date

/s/ CHARLES J. CASAMENTO Charles J. Casamento	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ TIMOTHY E. MORRIS Timothy E. Morris	Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ ROBERT F. ALLNUTT Robert F. Allnutt	Director	March 26, 2003

/s/ FRANK J. SASINOWSKI Frank J. Sasinowski	Director	March 26, 2003

/s/ JON S. SAXE Jon S. Saxe	Director	March 26, 2003

/s/ JOHN T. SPITZNAGEL John T. Spitznagel	Director	March 26, 2003

/s/ ROGER G. STOLL, PH.D Roger G. Stoll	Director	March 26, 2003

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Director	March 26, 2003

CERTIFICATIONS

      Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act.

I, Charles J. Casamento, certify that:

      1. I have reviewed this annual report on Form 10-K of Questcor Pharmaceuticals, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES J. CASAMENTO

Name: Charles J. Casamento

Title:	Chairman, President and

Chief Executive Officer

Date: March 26, 2003

I, Timothy E. Morris, certify that:

      1. I have reviewed this annual report on Form 10-K of Questcor Pharmaceuticals, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”);and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY E. MORRIS

Name: Timothy E. Morris

Title:	Chief Financial Officer

Date: March 26, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Questcor Pharmaceuticals, Inc.

      We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Questcor Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 11, 2003

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents (includes a compensating balance of $5,000 at December 31, 2001 see Note 9)	$6,156	$10,183
Short-term investments	1,350	388
Accounts receivable, net of allowance for doubtful accounts of $20 and $78 at December 31, 2002 and 2001, respectively	1,590	658
Inventories	391	96
Prepaid expenses and other current assets	979	445

Total current assets	10,466	11,770
Property and equipment, net	585	602
Purchased technology, net	382	1,159
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	854	936

Total assets	$12,766	$14,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,230	$1,095
Accrued compensation	794	575
Unissued common stock	—	960
Other accrued liabilities	1,205	1,056
Short-term debt and current portion of long-term debt	218	5,368
Current portion of capital lease obligations	1	57

Total current liabilities	3,448	9,111
Convertible debentures, (face amount of $4,000), net of deemed discount of $1,092	2,908	—
Long-term debt	—	121
Capital lease obligations	—	1
Other non-current liabilities	833	932
Commitments
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at December 31, 2002 and 2001 (aggregate liquidation of $10,000 at December 31, 2002 and 2001)	5,081	5,081
Stockholders’ equity (deficit):
Common stock, no par value, 75,000,000 shares authorized; 38,676,592 and 37,389,603 shares issued and outstanding at December 31, 2002 and 2001, respectively	77,528	74,018
Deferred compensation	(22)	(20)
Accumulated deficit	(76,968)	(74,183)
Accumulated other comprehensive loss	(42)	(115)

Total stockholders’ equity (deficit)	496	(300)

Total liabilities and stockholders’ equity (deficit)	$12,766	$14,946

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Revenue:
Net product sales	$13,819	$5,196	$2,134
Contract research and grant revenue	192	367	207
Technology revenue	450	90	1,250
Royalty revenue	16	14	3
Services revenue from a related party (see Note 2)	200	—	—

Total revenues	14,677	5,667	3,594
Operating costs and expenses:
Cost of product sales	2,932	1,978	2,048
Sales and marketing	5,900	3,129	2,539
General and administrative	4,815	4,707	5,495
Research and development	2,295	2,352	5,111
Depreciation and amortization	1,138	2,207	2,559
Loss on discontinued product line	—	677	—

Total operating costs and expenses	17,080	15,050	17,752

Loss from operations	(2,403)	(9,383)	(14,158)
Non-cash amortization of deemed discount on convertible debentures	(415)	—	—
Interest income (expense), net	(8)	55	164
Other income (expense), net	(241)	19	(29)
Rental income, net	282	612	261

Net loss	$(2,785)	$(8,697)	$(13,762)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.28)	$(0.56)

Weighted average shares of common stock outstanding	38,407	31,425	24,722

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK

AND STOCKHOLDER’S EQUITY (DEFICIT)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain/(Loss)	Equity/(Deficit)

	(In thousands, except shares)
Balances at December 31, 1999	2,155,715	$5,081	24,470,068	$65,423	$(53)	$(51,724)	$(20)	$13,626
Stock compensation for options and warrant granted to consultants	—	—	—	15	—	—	—	15
Deferred compensation	—	—	—	46	(46)	—	—	—
Amortization of deferred compensation	—	—	—	—	28	—	—	28
Issuance of common stock upon exercise of stock options	—	—	298,665	602	—	—	—	602
Issuance of common stock to board members	—	—	60,000	16	—	—	—	16
Issuance of shares pursuant to employee stock purchase plan	—	—	93,666	50	—	—	—	50
Other issuance of common stock	—	—	380,692	—	—	—	—	—
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	352	352
Net loss	—	—	—	—	—	(13,762)	—	(13,762)

Total comprehensive loss	—	—	—	—	—	—	—	(13,410)

Balances at December 31, 2000	2,155,715	5,081	25,303,091	66,152	(71)	(65,486)	332	927
Deferred compensation offset by cancellation of unvested options to a director	—	—	—	(26)	26	—	—	—
Stock compensation for options and warrants granted to consultants	—	—	—	601	—	—	—	601
Amortization of deferred compensation	—	—	—	—	25	—	—	25
Issuance of shares pursuant to employee stock purchase plan	—	—	193,214	112	—	—	—	112
Issuance of common stock to investors, net of issuance costs	—	—	8,969,397	5,270	—	—	—	5,270
Issuance of common stock upon exercise of warrant	—	—	2,873,563	1,500	—	—	—	1,500
Issuance of common stock upon exercise of stock options	—	—	50,338	58	—	—	—	58
Warrant issuances for cash	—	—	—	351	—	—	—	351
Comprehensive income (loss)
Net unrealized loss on investments	—	—	—	—	—	—	(447)	(447)
Net loss	—	—	—	—	—	(8,697)	—	(8,697)

Total comprehensive loss:								(9,144)

Balances at December 31, 2001	2,155,715	5,081	37,389,603	74,018	(20)	(74,183)	(115)	(300)
Deemed discount on convertible debentures	—	—	—	1,484	—	—	—	1,484
Stock compensation for options and warrants granted to consultants	—	—	—	405	—	—	—	405
Deferred compensation	—	—	—	19	(19)	—	—	—
Amortization of deferred compensation	—	—	—	—	17	—	—	17
Issuance of shares pursuant to employee stock purchase plan	—	—	313,114	146	—	—	—	146
Issuance of common stock to investors	—	—	640,000	960	—	—	—	960
Issuance of common stock upon exercise of stock options	—	—	355,432	414	—	—	—	414
Cancellation of shares	—	—	(21,557)	—	—	—	—
Warrant issuances associated with convertible debentures	—	—	—	82	—	—	—	82
Comprehensive income (loss)
Other-than-temporary loss on investments	—	—	—	—	—	—	367	367
Net unrealized loss on investments	—	—	—	—	—	—	(294)	(294)
Net loss	—	—	—	—	—	(2,785)	—	(2,785)

Total comprehensive loss:								(2,712)

Balances at December 31, 2002	2,155,715	$5,081	38,676,592	$77,528	$(22)	$(76,968)	$(42)	$496

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net loss	$(2,785)	$(8,697)	$(13,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	381	601	15
Amortization of deemed discount on convertible debentures	415	—	—
Amortization of deferred compensation	17	25	28
Depreciation and amortization	1,138	2,207	2,559
Other-than-temporary loss on investment	367	—	—
Issuance of common stock to board members	—	—	16
Loss (gain) on the sale of equipment	(37)	43	21
Loss on discontinued product line	—	677	—
Write down of licenses and patents	—	81	—
Changes in operating assets and liabilities:
Accounts receivable	(932)	(487)	1,717
Inventories	(295)	(40)	120
Prepaid expenses and other current assets	(509)	112	(146)
Accounts payable	135	619	(1,968)
Accrued compensation	219	183	(1,290)
Deferred revenue	—	—	(167)
Accrued development costs	—	(541)	(1,038)
Other accrued liabilities	149	136	25
Other non-current liabilities	(99)	115	411

Net cash used in operating activities	(1,836)	(4,966)	(13,459)
Investing Activities
Purchase of short-term investments	(1,261)	—	—
Proceeds from the sale of short-term investments	—	499	9,806
Purchase of property, equipment and leasehold improvements	(355)	(183)	(85)
Proceeds from the sale of equipment	51	44	10
Increase (decrease) in deposits and other assets	142	191	(370)

Net cash (used in) provided by investing activities	(1,423)	551	9,361
Financing Activities
Issuance of common stock and warrants, net	560	7,290	652
Net proceeds from common stock to be issued	—	960	—
Issuance of convertible debentures	4,000	—	—
Short-term borrowings	1,251	—	—
Repayment of note payable to bank	(5,000)	—	—
Repayment of short-term and long-term debt	(1,522)	(382)	(370)
Repayments of capital lease obligations	(57)	(88)	(278)

Net cash (used in) provided by financing activities	(768)	7,780	4

Increase (decrease) in cash and cash equivalents	(4,027)	3,365	(4,094)
Cash and cash equivalents at beginning of period	10,183	6,818	10,912

Cash and cash equivalents at end of period	$6,156	$10,183	$6,818

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$238	$466	$667

Noncash Investing and Financing Activities:
Equipment subleased under direct finance lease	$—	$—	$591

Warrant issued in connection with convertible debentures	$82	$—	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business Activity

      Questcor Pharmaceuticals, Inc. (the “Company”) is the surviving corporation of a merger between Cypros Pharmaceutical Corporation and RiboGene, Inc. The merger was completed on November 17, 1999.

      The Company is a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. The Company focuses on the treatment of acute and critical care conditions, including central nervous system diseases and gastroenterological disorders. The Company’s strategy is to acquire pharmaceutical products from companies who have stopped actively marketing such products that they believe have sales growth potential, are promotion sensitive and complement the Company’s existing products. In addition, through corporate collaborations, the Company intends to develop new patented intranasal formulations of previously FDA approved drugs. The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is commonly used in treating patients with infantile spasm, and is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with MS; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; GlofilTM-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3TM, a patented probiotic marketed as a dietary supplement, to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents and Short-Term Investments

      The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the Statement of Operations, in Interest income/expense, net.

Concentration of Risk

      Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company extends credit to its customers, primarily large drug wholesalers and distributors and certain hospitals and treatment centers, in connection with its product sales. The Company has not experienced significant credit losses on its customer accounts, with the exception of the product sales to NutraMax on which the Company wrote off $29,000 in 2001. Three customers accounted for 30%, 34% and

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20% of product sales for the year ended December 31, 2002. Three customers accounted for 27%, 22% and 21% of product sales for year ended December 31, 2001. The percentages above represent different customers for each year. NutraMax individually accounted for 29% of product sales for the year ended December 31, 2000. Three customers accounted for 36%, 30% and 23% of the accounts receivable balance as of December 31, 2002.

      The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. All of the Company’s manufacturers are sole-source manufacturers and no alternative suppliers exist.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventory reserves are provided for when inventory levels exceed forecasted sales volume, within product shelf life.

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives (five years) or the remaining term of the lease.

Intangible and Other Long-Lived Assets

      Intangible assets consist of goodwill, assembled workforce and purchased technology. The goodwill and other indefinite lived intangible assets was generated from the merger with RiboGene.

      Purchased technology associated with the acquisitions of Glofil®-125, Inulin, and Ethamolin is stated at cost and amortized over the estimated sales life of the product (seven years). The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 specifies the criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including the assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. The Company adopted the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002.

Impairment of Long-Lives Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 excludes goodwill from its scope.

      The Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, except for the discontinued product line (see Note 12), no impairment has been recorded.

Revenue Recognition

      Revenues from product sales of Acthar®, Ethamolin®, GlofilTM-125, Inulin and VSL#3TM are recognized based upon shipping terms, net of estimated reserves for sales returns, government chargebacks, Medicaid rebates, and discounts. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. Revenues from GlofilTM-125 unit dose sales are recognized when the product is sold to end-users in accordance with the distribution agreement with the third-party distributor. The Company records estimated sales allowances against product revenues for expected returns, chargebacks, Medicaid rebates and discounts based on historical sales returns, chargebacks, and Medicaid rebates, analysis of return merchandise authorization and other known factors such as shelf life of products, as required. The Company continually assesses the historical returns and other experience and adjusts its allowances as appropriate. The Company’s return policy allows customers to return expired product for exchange within six months beyond the expiration date. Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns. Rather, all returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of product sales. Returns are subject to quality assurance reviews prior to acceptance. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3TM the Company sells directly to consumers. The Company does not require collateral from its customers.

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

      The Company has received payments in exchange for proprietary licenses related to technology and patents. The Company classifies these payments as “Technology Revenue.” These payments are recognized as revenues upon receipt of cash and the transfer of intellectual property, data and other rights licensed, assuming no continuing material obligations exist.

      Shipping and handling costs are included in Cost of product sales.

Research and Development

      Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Loss Per Share

      Basic and diluted net loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at December 31, 2002, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 8,942,262 stock options, 2,155,715 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures (if dilutive), placement unit options for 986,898 shares and 4,851,201 warrants. For the year ended December 31, 2001, shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 6,878,466 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 3,185,185 warrants. For the year ended December 31, 2000 shares used in calculating diluted earnings per share would have included the dilutive effect of an additional 5,580,068 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 989,664 warrants.

Stock-Based Compensation

      The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options vesting periods.

      Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

      The following table illustrates the effect on net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss as reported	$(2,785)	$(8,697)	$(13,762)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,508)	(1,283)	(1,574)

Pro forma net loss	$(4,293)	$(9,980)	$(15,336)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.28)	$(0.56)

Pro forma	$(0.11)	$(0.32)	$(0.62)

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit).

Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore SFAS 131 does not affect the Company’s financial statements.

      Net product sales revenue consists of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

HP Acthar® Gel	$9,009	$2,141	$—
Ethamolin®	3,527	1,695	618
VSL#3TM	523	—	—
GlofilTM-125	732	982	691
Inulin	28	317	207
NeofloTM	—	61	618

	$13,819	$5,196	$2,134

Recently Issued Accounting Standards

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”— an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of this interpretation are not currently expected to have any impact on the Company’s results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002. The interim statements disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption of this new standard unless the Company was to make a change in their

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting policy and account for stock option grants as compensation expense under the provisions of SFAS 123.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Variable interests held in the same entity by a related party will be treated as the company’s own interest in the determination of when consolidation is required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN 46 and will adopt this Interpretation in 2003.

Reclassifications

      Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation. The amounts reclassified from research and development to cost of product sales totaled $495,000 and $110,000 for the years ended December 31, 2001 and 2000, respectively.

2.	Development and Collaboration Agreements

      In June 2002, the Company signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc (“Fabre Kramer”) of Houston, TX, for the exclusive worldwide development and commercialization of HypnostatTM (intranasal triazolam) for insomnia and PanistatTM (intranasal alprazolam) for panic disorders. Immediately after the agreement was signed, the Company received a cash payment of $250,000 for the transfer of all technology related to the products. The Company has no continuing obligations related to the transfer of the technology. The Company is entitled to future payments from Fabre Kramer when specific developmental milestones are met. In addition, the Company is entitled to receive royalty payments from worldwide product-related revenues, based on a percentage of total revenues. This License Agreement is the final result of the Letter of Understanding originally signed in June 2001 and modified in January 2002. Under the License Agreement, Fabre Kramer will immediately assume the primary responsibility for the development of HypnostatTM and PanistatTM.

      In December 2001, the Company entered into a promotion agreement (effective January 2002) with VSL Pharmaceuticals (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. As Sigma Tau beneficially owned approximately 39% of the Company’s outstanding stock as of December 31, 2002, VSL Pharmaceuticals is deemed to be a related party of the Company. On June 27, 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the year ended December 31, 2002 was $523,000 and is included in Net product sales. An access fee is paid quarterly to VSL, which varies based upon sales and costs incurred by the Company. For the year ended December 31, 2002 the amount of costs incurred by the Company was greater than the amount owing to VSL. This net reimbursement to the Company for 2002 of $107,000 is included as a deduction in Sales and marketing expense in the Consolidated Statement of Operations, as VSL has reimbursed the Company for these costs. Additionally, under these agreements, VSL has paid the Company $200,000 in exchange for services provided by the Company to launch the VSL#3 product which was recognized in full as of December 31, 2002 and is included in “Services revenue from a related party” on the Statements of Operations. The term of the agreement is three years, however, VSL is entitled to unilaterally terminate the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement by providing written notice to the Company after the one-year anniversary of the effective date. The VSL#3 product was formally launched on May 23, 2002. As of December 31, 2002 the Company owes VSL $254,000 included in accounts payable in the accompanying balance sheet.

      The Company entered into a License Agreement in December 2000 with Ahn-Gook Pharmaceutical Co., Ltd (“Ahn-Gook”) for marketing intranasal metoclopramide, to be marketed under the trade name Emitasol, in Korea. Ahn-Gook expects to begin sales of Emitasol in the Republic of Korea in the first half of 2003. Ahn-Gook intends to manufacture Emitasol themselves in Korea. This product is sold as Pramidin in Italy. Ahn-Gook received government approval to market Emitasol in 2002. We received an up-front cash payment of $50,000 in December 2000, which was recognized as revenue in 2002 upon completion of the agreement obligation. In addition, we received a payment of $150,000 upon transfer of technology to Ahn-Gook in December 2002 and will earn royalties based on actual sales in Korea. The License Agreement was amended in December 2002 to include twelve additional countries in Asia. We will receive an upfront payment and additional royalties upon commercialization of Emitasol in each of these new countries.

      On September 27, 2000 the Company entered into an agreement with Rigel Pharmaceuticals, Inc. to sell exclusive rights to certain proprietary antiviral drug research technology. In exchange for a cash payment of $750,000, 83,333 shares of Rigel’s preferred stock valued at $500,000 (or $6 per share) and potential future milestone and royalty payments, Questcor has assigned to Rigel certain antiviral technology, including its Hepatitis C drug discovery technology for the research, development and commercialization of pharmaceutical products.

      As a result of the merger with RiboGene, the Company assumed an option and license agreement entered into with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd, (“Shire”) in July 1998 for the development of Emitasol, an intranasally administered drug being developed for the treatment of diabetic gastroparesis and for the prevention of delayed onset emesis. Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to Emitasol. This option expired in July 2001. Under the collaboration agreement, the Company was obligated to fund one-half of the clinical development expenses for Emitasol up to an aggregate of $7.0 million. Through December 31, 2002 the Company has made development payments for Emitasol, under the terms of the agreement with Shire, totaling $4.6 million, consisting of $4.1 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs. Shire asserts that the Company owes $348,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option, which the Company has accrued for as of December 31, 2002. The Company had Shire return certain items to the Company, including the transfer of the Investigational New Drug applications relating to Emitasol and the assignment of the intellectual property relating to Emitasol generated in the course of the development program. Shire also holds all 2,155,715 outstanding shares of the Company’s Series A preferred stock which it originally acquired from RiboGene for a payment of $10 million. The Company intends to seek a new corporate partner to continue the development of Emitasol worldwide.

3.	Product Acquisition

      In July 2001, the Company entered into an Asset Purchase agreement with Aventis Pharmaceuticals Inc. (“Aventis”) to acquire the worldwide rights to Acthar as well as inventory and certain assets used to manufacture Acthar. Acthar is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders (“NORD”), to treat seriously ill children with a seizure complex, referred to as infantile spasm or West Syndrome, a potentially fatal disorder, and patients with multiple sclerosis who experience severe and painful episodes of “flare”. The Company paid an upfront fee and has agreed to pay an annual royalty on net sales above a predetermined amount. As part of the agreement, Aventis manufactured the finished goods from existing inventory of the active pharmaceutical ingredient (the “API”) through July 2002. Under the agreement the Company is committed to purchase the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

API and other inventory residing at Aventis. The Company began shipping Acthar® in the third quarter of 2001.

4.	Investments

      Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross	Estimated
December 31, 2002	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money Market Funds	$5,400	$—	$5,400
Commercial Paper	499	—	499

	$5,899	$—	$5,899

Short-term investments:
Commercial Paper	$498	$—	$498
Corporate Bonds	761	—	761
Corporate Equity Investments	133	(42)	91

	$1,392	$(42)	$1,350

	Gross	Gross	Estimated
December 31, 2001	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money Market Funds	$4,943	$—	$4,943
Certificate of Deposit (compensating balance)	5,000	—	5,000

	$9,943	—	$9,943

Short-term investments:
Corporate Equity Investments	$500	$(112)	$388

In 2002, the Company recognized an other-than-temporary loss of $367,000 relating to the Rigel equity investment. As of December 31, 2002 the weighted average remaining life of the commercial paper is 75 days and 182 days for the corporate bonds.

      The net realized gains on sales of available for sale investments were not material in 2002, 2001, and 2000.

5.	Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$70	$—
Finished goods	397	152
Less allowance for excess and obsolete inventories	(76)	(56)

	$391	$96

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Laboratory equipment	$464	$477
Office equipment, furniture and fixtures	1,196	895
Leasehold improvements	251	206

	1,911	1,578
Less accumulated depreciation and amortization	(1,326)	(976)

	$585	$602

      Depreciation and amortization expense for property and equipment totaled $361,000, $580,000 and $886,000, respectively, for the years ended December 31, 2002, 2001 and 2000, respectively.

7.	Purchased Technology and Other Intangible Assets

      Goodwill and other intangibles consist of the following (in thousands):

	December 31,

	2002	2001

Goodwill	$1,023	$1,023
Purchased technology	3,684	6,752
Assembled workforce	616	616

	5,323	8,391
Less accumulated amortization	(4,462)	(6,753)

	$861	$1,638

      Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at December 31, 2002. The remaining net balance of $382,000 relates to purchased technology and is being amortized over the estimated sales life of the associated product (seven years), which will be amortized in full during 2003. Purchased technology of $3,068,000 was fully amortized in 2002, and written off accordingly. Amortization of purchased technology relating to products totaled $777,000, $1,054,000 and $1,123,000 for the years ended December 31, 2002, 2001, and 2000, respectively, and is included in depreciation and amortization in the accompanying statement of operations.

      In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill on January 1, 2002. The Company performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, follows (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Reported net loss	$(2,785)	$(8,697)	$(13,762)
Add back: Goodwill amortization	—	546	523

Adjusted net loss	$(2,785)	$(8,151)	$(13,239)

Basic and diluted earnings per share:
Reported net loss per share	$(0.07)	$(0.28)	$(0.56)
Add back: Goodwill amortization	—	0.02	0.02

Adjusted net loss per share	$(0.07)	$(0.26)	$(0.54)

8.	Convertible Debentures

      In March 2002, the Company issued $4.0 million of 8% convertible debentures to an institutional investor, and Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A (“Sigma-Tau”). The Company will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. Included in Other Accrued Liabilities on the accompanying balance sheet at December 31, 2002 is $80,000 of accrued interest payable on these debentures. The debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005.

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

      The Company issued warrants to the institutional investor, Defiante and the placement agent to acquire an aggregate of 1,618,987 shares of common stock at an exercise price of $1.70 per share. The warrants expire on March 15, 2006. The warrants issued to the institutional investor and Defiante were assigned a value of $843,000. The warrants issued to the placement agent were assigned a value of $82,000. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 5%; an expiration date of March 15, 2006; volatility of 0.72; and a dividend yield of 0%. In connection with the issuance of the debentures and warrants, the Company recorded $641,000 related to the beneficial conversion feature on the convertible debentures. The total amount of the deemed discount on the convertible debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $1,484,000. The beneficial conversion feature and warrant value is amortized over the term of the debentures. At December 31, 2002, the unamortized balance is $1,092,000.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

      Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2002	2001

Note payable to a bank due March 2002, collateralized by a cash secured facility, bearing interest at CD Rate plus 2%	$—	$5,000
Convertible debentures (net of deemed discount of $1,092) due March 2005	2,908
Notes payable for product liability insurance	97	—
Notes payable for equipment financing due February 2003, and April 2003 collateralized by the underlying equipment, bearing interest at 12.72%	121	489

	3,126	5,489
Less current portion	(218)	(5,368)

Total	$2,908	$121

      The cost of equipment specifically pledged under these agreements totals $643,000 and $1.5 million at December 31, 2002 and 2001, respectively.

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

      The amounts due for notes payable for equipment financing and product liability insurance in 2003 are $218,000. The convertible debentures are due in March 2005.

      The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments of similar terms, degrees of risk and remaining maturities. The carrying value of these obligations approximate their respective fair values as of December 31, 2002 and 2001. Interest expense was $315,000, $465,000 and $729,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      On January 2, 2002, the Company entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp, the parent company of Cupertino National Bank. Cupertino National Bank previously held the $5 million note. Under the agreement, the Company can borrow up to the lesser of 80% of its eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the agreement automatically renews annually, unless terminated by the Company. There were no borrowings under this line of credit as of December 31, 2002. The line of credit is secured by a blanket lien on all assets including intellectual property. As of December 31, 2002, $1,200,000 was available for borrowing under the line of credit.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments

Leases

      The Company leases its office and distribution facilities under operating lease agreements, the terms of which range from 5 years to 15 years. Minimum future obligations under operating leases as of December 31, 2002 are as follows (in thousands):

Operating
Year ending December 31,	Leases

2003	$1,497
2004	1,549
2005	1,466
2006	1,294
2007	1,322
Thereafter	6,242

$13,370

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

      On October 26, 2000, the Company entered into an agreement to lease a new facility in Union City, California. The initial lease term is for 120 months, with an option for an additional five years. As a condition of this agreement, the Company provided an irrevocable Letter of Credit in the amount of $659,000, with the face value of the Letter of Credit, subject to certain conditions, declining thereafter. The Company entered into this new lease agreement in order to take advantage of lower rent costs as laboratory space is no longer necessary. This letter of credit is included in “Deposits and other assets” on the Balance Sheet.

      Rent expense totaled $1,649,000, $1,556,000, and $1,037,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense comprises the cost associated with three buildings leased by the Company including its current headquarters located in Union City, California, its former headquarters in Hayward, California, and distribution facility in Carlsbad, California. Net rental income totaled $282,000, $612,000, and $261,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In the above table, minimum lease payments have not been reduced by minimum sublease income of approximately $997,000, $1,048,000, $1,100,000 and $563,000 in the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

11.	Preferred Stock and Stockholders’ Equity

Preferred Stock

      Pursuant to its Amended and Restated Articles of Incorporation, the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series and has issued 2,155,715 shares of its Series A Preferred Stock, as of December 31, 2002. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends concurrently with the Common Stock, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefrom. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock is convertible, at the option of the holder of such share, into one share of Common Stock, subject to

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments for stock splits, stock dividends or combinations of outstanding shares of Common Stock. The Articles of Incorporation authorizes the issuance of Preferred Stock in classes, and the Board of Directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions.

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

Common Stock

      The holders of outstanding shares of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefore, subject to the payment of preferential dividends with respect to any Preferred Stock that may be outstanding. In the event of a liquidation, dissolution and winding-up of the Company, the holders of outstanding Common Stock are entitled to share ratably in all assets available for distribution to the Common Stock shareholders after payment of all liabilities of the Company, subject to rights of the Preferred Stock. The holders of the Common Stock are entitled to one vote per share.

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

      In December 2001, the Company entered into a Promotion Agreement (effective January 2002) with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. In connection with this Promotion Agreement, the Company entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to its market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share before December 1, 2003. The Company issued the common stock related to this transaction in February 2002, and as such, it is reflected as “Unissued common stock” on the Company’s Balance Sheet at December 31, 2001. Additionally, in connection with this transaction, the Company entered into a standstill agreement with Sigma-Tau whereby Sigma-Tau and its affiliates agreed to limit purchases of common stock on the open market to no more that 2,000,000 shares through July 2003.

      On April 30, 2001, the Company closed a financing which totaled $442,000. This investment came from a group of individual investors. The Company issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

Placement Agent Unit Options

      As part of the acquisition of RiboGene, the Company assumed placement agent options from a 1997 offering of preferred stock by RiboGene. At December 31, 2002, options to purchase 986,898 shares of common stock and 61,475 Class A warrants were outstanding at an aggregate exercise price of approximately $1,096,000. The Class A warrants have an exercise price of $4.64 per share and expire in June 2003.

Warrants

      The Company has 4,789,726 warrants outstanding at December 31, 2002 (excluding 61,475 Class A warrants underlying Placement Agent Unit Options).

		Weighted Average	Weighted Average
		Exercise Price	Remaining
		per Share of	Contractual Life
	Shares	Common Stock	(In Years)

Class A common stock warrants	245,917	$4.64	0.5
Other common stock warrants	4,543,809	$1.80	1.8

Total	4,789,726	$1.94	1.6

Stock Option Plans

      For the years ended December 31, 2002 and 2001, the Company recorded amortization of deferred stock compensation of $17,000 and $25,000, respectively. As of December 31, 2002 the Company had $22,000 of remaining unamortized deferred compensation. This amount is included as a deduction of stockholders’ equity and is being amortized over the vesting period of the underlying options.

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, as disclosed in Note 1, has been determined as if the Company has accounted for its employee stock options under the fair value method set forth in SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Years Ended
	December 31,

	2002	2001	2000

Expected stock price volatility	82%	86%	72%
Risk-free interest rate	5%	5%	5%
Expected life (in years)	2.2	3.1	1.0
Expected dividend yield	—	—	—

      On September 28, 2000, the Company adopted the Employee Stock Purchase Plan (“ESPP”). As of December 31, 2002 all shares of common stock were issued under the ESPP. The ESPP provides for payroll deductions for eligible employees to purchase common stock at the lesser of (i) 85% of the fair market value

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. The first purchase date was December 31, 2000. On this date 93,666 shares were purchased at $0.53 per share. During the year ended December 31, 2001, 193,214 shares were purchased under this plan at an average purchase price of $0.58 per share. During the year ended December 31, 2002, 313,114 shares were purchased under this plan at an average purchase price of $0.52 per share.

      As of December 31, 2001, 12,500,000 shares of common stock were reserved for issuance under the 1992 Employee Stock Option Plan (the “1992 Plan”). In December 2002, the board reduced the number of shares available for grant by 1,220,053 shares. This resulted in 11,279,947 shares of common stock authorized under the 1992 Plan as of December 31, 2002. The 1992 Plan provides for the grant of incentive and nonstatutory stock options with various vesting periods, generally four years, to employees, directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted under the 1992 Plan is ten years.

      As of December 31, 2002, 1,250,000 shares of common stock were reserved for issuance under the 1993 Non Employee Directors Stock Option Plan (the “Director’s Plan”). The Director’s Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director and an additional 10,000 options each January thereafter upon reappointment. The options vest over four years and the exercise price of the options is 85% of the fair market value on the date of grant. The maximum term of options granted under the 1993 Directors Plan is ten years.

      Each outside director received $1,000 for each Board of Directors’ meeting attended during fiscal year 2002. Additionally, for service as a director in 2002, each outside director was granted an additional option under the 1992 Plan to purchase 30,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such option grant is now fully vested as to each director. For the calendar year 2001, the Company compensated members of the Board of Directors for attending the Board of Directors meetings, by granting them 30,000 options each to purchase common stock in lieu of the $2,000 payment per meeting. The options were issued under the 1992 Plan and vest over twelve months. For the calendar year 2000, the Company paid members of the Board of Directors in cash ($2,000) for attending the Board of Directors meetings. The number of shares of common stock issued with each stock bonus was equal to $2,000 divided by the ten-day average of the closing sales price for the common stock as quoted on the American Stock Exchange for the ten trading days immediately preceding the date of the board meeting at which the Stock Bonus is earned. Stock bonuses were 100% vested on the date of the grant. The Company recognized $16,000 of expense related to stock bonuses for the year ended December 31, 2000.

      The following table summarizes stock option activity under the 1992 and 1993 Plans:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance at December 31, 2000	5,580,068	$2.19
Granted	3,284,900	$1.00
Exercised	(50,338)	$1.15
Canceled	(1,936,164)	$2.11

Balance at December 31, 2001	6,878,466	$1.65
Granted	3,128,923	$1.31
Exercised	(355,432)	$1.16
Canceled	(709,695)	$3.30

Balance at December 31, 2002	8,942,262	$1.41

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, options to purchase 4,296,617 shares of common stock were exercisable and there were 2,831,044 shares available for future grant under both plans. The weighted average fair values of options granted was $0.83, $0.59 and $0.72 for the years ended December 31, 2002, 2001 and 2000, respectively.

      During 2002, 2001 and 2000, there were 40,000, 743,633 and 173,633 options granted to consultants, respectively. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2002, 2001 and 2000 the Company recorded $381,000, $601,000 and $15,000, respectively, as compensation expense.

      Exercise prices and weighted average remaining contractual life for the options outstanding as of December 31, 2002 are as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.47 - $ 0.75	1,222,575	8.03	$0.69	613,534	$0.69
$ 0.81 - $ 0.99	1,490,000	8.86	$0.94	307,019	$0.83
$ 1.00 - $ 1.24	1,047,086	8.24	$1.07	601,729	$1.09
$ 1.25 - $ 1.25	1,204,549	6.90	$1.25	821,044	$1.25
$ 1.30 - $ 1.42	488,925	8.36	$1.37	217,820	$1.34
$ 1.48 - $ 1.50	1,272,633	9.11	$1.50	102,633	$1.50
$ 1.53 - $ 1.66	969,605	7.32	$1.60	620,089	$1.63
$ 1.69 - $ 3.73	1,157,206	5.89	$2.72	923,066	$2.94
$ 3.83 - $ 5.50	86,450	2.22	$4.27	86,450	$4.27
$20.88 - $20.88	3,233	3.72	$20.88	3,233	$20.88

	8,942,262	7.80	$1.41	4,296,617	$1.62

Reserved Shares

      The Company has reserved shares of common stock for future issuance as follows:

December 31,
2002

Outstanding options	8,942,262
Convertible preferred stock issued and outstanding	2,155,715
Convertible debentures	2,531,646
Placement agent unit options	986,898
Class A warrants (including Class A warrants underlying Placement Agent Unit Options)	307,392
Common stock warrants	4,543,809
Reserved for future grant or sale under option plans	2,831,044

22,298,766

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Discontinued Product Line

      In May 2000, the Company’s sole customer for its NeofloTM product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing had a negative impact on the Company’s sales and cash flow during calendar year 2000 and first quarter of 2001. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate the Company’s supply agreement effective that date. In May 2001, the Company closed its Lee’s Summit manufacturing facility where the NeofloTM product was being produced. As of December 31, 2001, there were no definitive purchasers of the NeofloTM product and its related assets, and as a result, the Company recorded a loss on the discontinuance of the NeofloTM product line of $677,000. The loss of $677,000 represents a writedown of the assets of approximately $262,000 consisting mainly of manufacturing equipment directly related to the NeofloTM product line and estimated remaining lease payments of $415,000 for the Lee’s Summit facility.

13.	Income Taxes

      As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $94 million and $21 million, respectively. The Company also had federal and California research and development tax credits of approximately $1 million and $600,000. The federal and state net operating loss and credit carryforwards expire at various dates beginning in the years 2004 through 2022, if not utilized.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,	December 31,
	2002	2001

Deferred tax liabilities:
Goodwill and purchased intangibles	$200	$500

Deferred tax assets:
Net operating loss carryforwards	$33,200	$32,300
Research and development credits	1,300	2,500
Capitalized research and development expenses	1,100	1,200
Acquired research and development	800	1,100
Other, net	1,000	900

Total deferred tax assets	37,400	38,000
Valuation allowance	(37,200)	(37,500)

Net deferred taxes	$—	$—

      Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $300,000 in 2002, and increased by $200,000 and $22.3 million during 2001 and 2000, respectively.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the quarter ended June 30, 2000, the Company reached an agreement to settle the Baron litigation and pay a total amount of $525,000 to the bankruptcy estates of the Baron entities. Additionally, the Company also reached a settlement agreement with a former insurer in connection with the Baron litigation in which the insurer would pay the company $150,000 in exchange for policy releases. The Company believes that settling this claim for a net payment of $375,000 which was charged to operations in 2000, was an acceptable outcome to avoid incurring further legal fees and management diversion. On September 26, 2000, the courts formally approved the settlement and the case is now closed.

15.	Other Related Party Transactions

      In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company has paid Glenridge $443,000 in 2002 related to royalties on Acthar® sales. The Company has accrued $95,000 for royalties earned in the quarter ended December 31, 2002, which is included in Other Accrued Liabilities in the accompanying balance sheet.

16.	Defined Contribution Plan

      The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit and the Plan was adopted in 2000. The Company matched employee contributions according to specified formulas and contributed $98,000, $48,000 and $64,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

17.	Subsequent Events

      In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and Warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. The Series B Preferred Stock has an aggregate stated value of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per annum, which rate will increase to 10% per annum on and after January 1, 2006, and to 12% on and after January 1, 2008. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined, of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate will increase by an additional 6% per annum. The Series B Preferred Stock is entitled to a liquidation preference over the Company’s common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. The Company has the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require the Company to redeem the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and arrearage interest.

      The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock. In addition, the Company agreed that two of the investors are each entitled to appoint a representative to attend Company Board of Directors meetings in a nonvoting observer capacity.

      The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007.

      On February 11, 2003 the Board of Directors of the Company adopted a Shareholder Rights Plan. In connection with the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth ( 1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth ( 1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Sigma-Tau Finanziaria S.p.A., together with all of its Affiliates and Associates, including, without limitation Defiante Farmaceutica L.D.A., Sigma-Tau International S.A., Paolo Cavazza and Claudio Cavazza, see Notes 2 and 8), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than (i) pursuant to a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares or (ii) additional Common Shares purchased prior to June 15, 2003 in accordance with the terms of that certain Letter Agreement dated December 1, 2001 by and between the Company and Sigma-Tau Finanziaria S.p.A., Paolo Cavazza and Claudio Cavazza), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

      In the event that a Person becomes an Acquiring Person or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the Acquiring persons (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of one Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current purchase price of one Right.

      At any time after a Person becomes an Acquiring Person and prior to the earlier of one of the events described in the last sentence in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the then outstanding Common Shares, the Board of Directors may cause the Company to exchange the Rights (other than Rights owned by an Acquiring Person which have become void), in whole or in part, for Common Shares at an exchange rate of that number of Common Shares having an aggregate value equal to the Spread (as defined in the Rights Agreement) per Right.

      The Rights will be transferred with and only with the Common Shares until the Distribution Date or earlier redemption or expiration of the Rights. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights. The Rights will at no time have any voting rights.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	Period	Income	Write-offs	Period

	(In thousands)
Reserves for uncollectible accounts
December 31, 2002	$78	$(40)	$18	$20
December 31, 2001	$56	$51	$29	$78
December 31, 2000	$30	$170	$144	$56
Reserves for obsolete and excess inventories
December 31, 2002	$56	$72	$52	$76
December 31, 2001	$28	$45	$17	$56
December 31, 2000	$—	$28	$—	$28
Reserves for sales and product return allowances
December 31, 2002	$221	$1,143	$917	$447
December 31, 2001	$—	$271	$50	$221
December 31, 2000	$—	$—	$—	$—

      All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Merger agreement entered into August 4, 1999, by and among Cypros Pharmaceutical Corporation, a California corporation (“Parent”), Cypros Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
3.1(2)	Amended and Restated Articles of Incorporation of the Company.
3.2(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3.3(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3.4(5)	Bylaws of the Company.
4.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10.2(8)	1992 Employee Stock Option Plan, as amended.
10.3(9)	1993 Non-employee Directors Equity Incentive Plan, as amended, and related form of Nonstatutory Stock Option.
10.4(9)	Employment Agreement dated as of August 4, 1999 between the Company and Charles J. Casamento.
10.5(10)	2000 Employee Stock Purchase Plan.
10.6(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10.7(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10.8(11)	Promotion Agreement dated December 1, 2001 between the Company and VSL Pharmaceuticals, Inc.†
10.9(11)	First Amendment to Promotion Agreement dated June 27, 2002 between the Company and VSL Pharmaceuticals, Inc.†
10.10(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10.11(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10.12(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10.13(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.14(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.15(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.16(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.17(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.18(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10.19(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10.20*	Amendment to Employment Agreement between the Company and Charles J. Casamento dated March 21, 2003.

Exhibit
Number	Description

10.21(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10.22(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10.23*	Letter Agreement dated May 2, 2000 between the Company and Kenneth R. Greathouse.
10.24*	Amendment to Letter Agreement dated March 21, 2003 between the Company and Kenneth R. Greathouse.
10.25*	Letter Agreement dated August 24, 2001 between the Company and Timothy E. Morris.
10.26*	Amendment to Letter Agreement dated November 7, 2001 between the Company and Timothy E. Morris.
10.27*	Amendment to Letter Agreement dated March 21, 2003 between the Company and Timothy E. Morris.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
99.1*	Certification pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.