Form 10-Q
period 2003-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2003-05-15
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-20772

QUESTCOR PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0476164
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

3260 Whipple Road
Union City, CA 94587-1217
(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☐ No ☒

     At May 9, 2003 there were 38,992,419 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,822	$6,156
Short-term investments	3,113	1,350
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2003 and December 31, 2002	1,561	1,590
Inventories, net	1,063	391
Prepaid expenses and other current assets	911	979

Total current assets	18,470	10,466
Property and equipment, net	696	585
Purchased technology, net	269	382
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	846	854

Total assets	$20,760	$12,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,111	$1,230
Accrued compensation	428	794
Other accrued liabilities	1,046	1,205
Short-term debt and current portion of long-term debt	230	218
Current portion of capital lease obligations	—	1

Total current liabilities	3,815	3,448
Convertible debentures, (face amount of $4,000), net of deemed discount of $969 at March 31, 2003 and $1,092 at December 31, 2002	3,031	2,908
Other non-current liabilities	822	833
Commitments
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at March 31, 2003 and December 31, 2002 (aggregate liquidation of $10,000 at March 31, 2003 and December 31,2002)	5,081	5,081
Stockholders’ equity:
Preferred stock, no par value, 10,000 Series B shares issued and outstanding at March 31, 2003, net of issuance costs	9,178	—
Common stock, no par value, 75,000,000 shares authorized; 38,992,419 and 38,676,592 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	79,070	77,528
Deferred compensation	(30)	(22)
Accumulated deficit	(80,206)	(76,968)
Accumulated other comprehensive loss	(1)	(42)

Total stockholders’ equity	8,011	496

Total liabilities and stockholders’ equity	$20,760	$12,766

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues:
Net product sales	$2,362	$3,806
Contract research and grant revenue	9	45
Technology revenue	250	—
Royalty revenue	—	3

Total revenues	2,621	3,854
Operating costs and expenses:
Cost of product sales	675	634
Sales and marketing	1,485	1,375
General and administrative	1,318	1,531
Research and development	611	428
Depreciation and amortization	169	344

Total operating costs and expenses	4,258	4,312

Loss from operations	(1,637)	(458)
Non-cash amortization of deemed discount on convertible debentures	(131)	(44)
Interest income, net	4	27
Other income (expense), net	(77)	71
Rental income, net	71	72

Net loss	$(1,770)	$(332)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	1,301	—
Dividends on Series B Preferred Stock	167	—

Net loss available to common stockholders	$(3,238)	$(332)

Basic and diluted net loss per share available to common stockholders	$(0.08)	$(0.01)

Weighted average shares of common stock outstanding	38,677	37,843

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended

	March 31,	March 31,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(1,770)	$(332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	8	263
Amortization of deemed discount on convertible debentures	131	44
Amortization of deferred compensation	7	4
Depreciation and amortization	169	344
Deferred rent expense	(11)	(11)
Other-than-temporary loss on investment	51	—
Loss on the sale of investments	13	—
(Gain)/loss on the sale of equipment, net	13	(2)
Changes in operating assets and liabilities:
Accounts receivable	29	(280)
Inventories	(672)	64
Prepaid expenses and other current assets	59	(817)
Accounts payable	881	424
Accrued compensation and employee benefits	(366)	(108)
Other accrued liabilities	(327)	46

Net cash flows used in operating activities	(1,785)	(361)
INVESTING ACTIVITIES
Purchase of property and equipment	(194)	(67)
Purchases of short-term investments	(2,048)	—
Proceeds from maturities and sales of short-term investments	263	—
Proceeds from sale of property and equipment	15	13
Decrease in other assets	—	44

Net cash flows used in investing activities	(1,964)	(10)
FINANCING ACTIVITIES
Issuance of common stock, net	—	348
Issuance of Series B preferred stock and warrants, net	9,404	—
Issuance of convertible debentures	—	4,000
Short-term borrowings	288	1,019
Repayment of note payable to bank	—	(5,000)
Repayment of short-term and long-term debt	(276)	(102)
Repayments of capital lease obligations	(1)	(14)

Net cash flows provided by financing activities	9,415	251

Increase/(decrease) in cash and cash equivalents	5,666	(120)
Cash and cash equivalents at beginning of period	6,156	10,183

Cash and cash equivalents at end of period	$11,822	$10,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$87	$33

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED MARCH 31, 2003 FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (The “Company”) is a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. The Company focuses on the treatment of acute and critical care conditions, including central nervous system (“CNS”) diseases and gastroenterological disorders. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotion sensitive and complement the Company’s existing products. In addition, through corporate collaborations, the Company intends to develop new patented intranasal formulations of previously FDA approved drugs. The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is commonly used in treating patients with infantile spasm, and is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with Multiple Sclerosis (“MS”); Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Emitasol™ is used for the treatment of acute chemotherapy induced nausea and vomiting, as well as functional dyspepsia and other motor disturbances of the gastrointestinal tract. Emitasol is currently marketed in Korea and is available under the trade name Pramidin® in Italy.

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003 with the Securities and Exchange Commission. The accompanying balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain amounts in the prior quarter’s financial statements have been reclassified to conform with the current quarter’s presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.     STOCK-BASED COMPENSATION

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options' vesting periods.

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

     The following table illustrates the effect on net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,

	2003	2002

Net loss available to common stockholders as reported	$(3,238)	$(332)

Add: Stock-based employee compensation expense included in reported net loss	7	4

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(356)	(355)

Pro forma net loss available to common stockholders	$(3,587)	$(683)

Basic and diluted net loss per share available to common stockholders:

As reported	$(0.08)	$(0.01)

Pro forma	$(0.09)	$(0.02)

3.     REVENUE RECOGNITION

     Revenues from product sales of Acthar, Ethamolin, Glofil-125, Inulin and VSL#3 are recognized based upon shipping terms, net of estimated reserves for sales returns, government chargebacks, Medicaid rebates, and discounts. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company records estimated sales allowances against product revenues for expected returns, chargebacks, Medicaid rebates and discounts based on historical sales returns, chargebacks, and Medicaid rebates, analysis of return merchandise authorization and other known factors such as shelf life of products, as required. The Company continually assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its allowances as appropriate. The Company’s return policy allows customers to return expired product for exchange within six months beyond the expiration date. Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns. Rather, returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of product sales. Returns are subject to quality assurance reviews prior to acceptance. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3™, the Company sells directly to consumers. The Company does not require collateral from its customers.

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

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At March 31, 2003, the Company had cash, cash equivalents and short-term investments of $14,935,000.

     Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross	Estimated
March 31, 2003	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money Market Funds	$7,581	$—	$7,581
Commercial Paper	3,247	—	3,247
Corporate Bonds	752	—	752

	$11,580	—	$11,580

Short-term investments:
Commercial Paper	$499	$(1)	$498
Corporate Bonds	2,559	—	2,559
Corporate Equity Investments	56	—	56

	$3,114	$(1)	$3,113

	Gross	Gross	Estimated
December 31, 2002	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money Market Funds	$5,400	$—	$5,400
Commercial Paper	499	—	499

	$5,899	$—	$5,899

Short-term investments:
Commercial Paper	$498	$—	$498
Corporate Bonds	761	—	761
Corporate Equity Investments	133	(42)	91

	$1,392	$(42)	$1,350

     In 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $13,000 related to its Rigel equity investment. These amounts are included in other income (expense) on the Consolidated Statement of Operations.

5.     INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$658	$70
Finished goods	518	397
Less allowance for excess and obsolete inventories	(113)	(76)

	$1,063	$391

6.     INTANGIBLE ASSETS

     Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at March 31, 2003. Purchased technology’s net balance of $269,000 at March 31, 2003 and $382,000 at December 31, 2002 is being amortized over the estimated sales life of the associated product (seven years), which will be amortized in full during 2003.

     In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill on January 1, 2002. The Company performed an impairment test of goodwill as of January 1, 2003, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests.

7.     LINE OF CREDIT

     In January 2002, the Company entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp. Under the agreement, the Company can borrow up to the lesser of 80% of its eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the agreement automatically renews annually, unless terminated by the Company. There were no borrowings under this line of credit as of March 31, 2003. The line of credit is secured by a blanket lien on all assets including intellectual property. As of March 31, 2003, $1,100,000 was available for borrowing under the line of credit.

8.     NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

     Basic and diluted net loss per share available to common stockholders is based on net loss available to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share available to common stockholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share available to common stockholders has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at March 31, 2003, shares used in calculating diluted earnings per share available to common stockholders would have included the dilutive effect of an additional 9,439,322 stock options, 12,780,446 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures (if dilutive), placement unit options for 300,143 shares and 8,037,487 warrants.

9.     EQUITY TRANSACTIONS

     In March 2003 a warrant was exercised through a cashless exercise in accordance with the terms of the warrant, and 315,827 shares of common stock were issued.

10.     SERIES B CONVERTIBLE PREFERRED STOCK

     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. The Series B Preferred Stock has an aggregate stated value of $10 million and each holder is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined, of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over the Company’s common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. The Company has the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and accrued interest. In addition, upon the occurrence of designated Optional Redemption Events (as defined below), the holders have the right to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest. The Optional Redemption Events include any of the following:

•	If the Company consolidates or merges with or into another entity where the shareholders of the Company do not own at least 51% of the surviving entity and such consolidation or merger is approved by the Company’s Board of Directors;

•	If the Company adopts any amendment to its Amended and Restated Articles of Incorporation which materially and adversely affects the rights of the holders of Series B Preferred Stock in respect of their interests in shares of Common Stock that can be acquired upon conversion of shares of Series B Preferred Stock in a manner different and more adverse than it affects the rights of holders of Common Stock generally;

•	If the Company fails to declare or pay dividends in full on the applicable dividend date, other than in circumstances where such declaration or payment would not be permitted by Section 500 or 501 of the California Corporations Code, or fails to pay certain redemption prices on any share of Series B Preferred Stock when due;

•	If the Company fails to issue shares of Common Stock to any Series B holder upon conversion or upon exercise of warrants when due;

•	If the Company commits certain breaches under, or otherwise violates certain terms of, the transaction documents entered into in connection with the issuance of the Series B Preferred Stock;

•	If the Company’s representations and warranties made in the transaction documents entered into in connection with the issuance of the Series B Preferred Stock are false or misleading in any material way when made or deemed made; and

•	If the Company institutes a voluntary bankruptcy or similar proceeding;

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of March 31, 2003, the redemption value of the Series B Preferred Stock was $10 million.

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

     The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. The warrants issued to the Series B holders were assigned a value of $1,527,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3%; an expiration date of January 15, 2007; volatility of 82% and a dividend yield of 0%. In connection with the issuance of the Series B Preferred Stock and warrants, the Company recorded $1,301,000 related to the beneficial conversion feature on the Series B Preferred Stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B Preferred Stock was less than the fair value of the Common Stock on the commitment date. The deemed dividend increased the loss available to common stockholders in the calculation of basic and diluted net loss per common share.

11.     RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Sigma Tau beneficially owned approximately 38% of the Company’s outstanding stock as of March 31, 2003. In June 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ending March 31, 2003 was $238,000 and is included in Net product sales. Included in Accounts Payable is $152,000 for amounts owed to VSL at March 31, 2003. An access fee to VSL is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended March 31, 2003 the amount of costs incurred by the Company was greater than the amount owing to VSL. This net reimbursement to the Company for the quarter ended March 31, 2003 of $65,000 is included as a deduction in Sales and marketing expense in the Consolidated Statement of Operations. During the quarter ended March 31, 2003 the Company paid $164,000 to VSL for the purchase of VSL#3 product.

     In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company paid Glenridge $95,000 and $104,000 in the quarter ended March 31, 2003 and 2002, respectively, related to royalties on Acthar® sales. The Company has accrued $57,000 for royalties earned in the quarter ended March 31, 2003, which is included in Other accrued liabilities on the Balance Sheet.

12.     COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(1,770)	$(332)
Other comprehensive income (loss)	41	(91)

Comprehensive loss	$(1,729)	$(423)

13.     SHAREHOLDER RIGHTS PLAN

     On February 11, 2003 the Board of Directors of the Company adopted a Shareholder Rights Plan. In connection with the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth ( 1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth ( 1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Sigma-Tau Finanziaria S.p.A., together with all of its Affiliates and Associates, including, without limitation Defiante Farmaceutica L.D.A., Sigma-Tau International S.A., Paolo Cavazza and Claudio Cavazza,), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than (i) pursuant to a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares or (ii) additional Common Shares purchased prior to June 15, 2003 in accordance with the terms of that certain Letter Agreement dated December 1, 2001 by and between the Company and Sigma-Tau Finanziaria S.p.A., Paolo Cavazza and Claudio Cavazza), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

     In the event that a Person becomes an Acquiring Person or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the Acquiring persons (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of one Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current purchase price of one Right.

Independent Accountants’ Review Report

The Board of Directors
Questcor Pharmaceuticals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of March 31, 2003, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2002, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California
April 29, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our annual report on form 10-K for the fiscal year ended December 31, 2002, including Item 1 “Business of Questcor,” and including without limitation “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

     We are a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. We focus on the treatment of acute and critical care conditions, including central nervous system (“CNS”) diseases and gastroenterological disorders. Our strategy is to acquire pharmaceutical products that other companies do not actively market that we believe have sales growth potential, are promotion sensitive and complement our existing products. In addition, through corporate collaborations, we intend to develop new patented intranasal formulations of previously FDA approved drugs. We currently market five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is commonly used in treating patients with infantile spasm, and is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with multiple sclerosis; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal (GI) function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition.

     Consistent with our efforts to focus on sales and marketing, our spending on research and development activities is minimal. Expenses incurred for the manufacturing site transfer and medical and regulatory affairs are classified as Research and development expenses in the accompanying statement of operations. We have entered into several agreements with pharmaceutical and biotechnology companies to further the development of certain technology acquired from RiboGene. In June 2002, we signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc. (“Fabre Kramer”) for the exclusive worldwide development and commercialization of Hypnostat™ (intranasal triazolam for insomnia) and Panistat™ (intranasal alprazolam for panic disorders). Under the License Agreement, Fabre Kramer assumed the primary responsibility for the development of Hypnostat and Panistat. Our antifungal drug discovery program has been partnered with Tularik, Inc. of South San Francisco, CA., our antiviral drug discovery program has been partnered with Rigel Pharmaceuticals, Inc. of South San Francisco, CA. and the antibacterial program has been partnered with Dainippon Pharmaceuticals Co., Ltd. of Osaka, Japan.

     We have sustained an accumulated deficit of $80.2 million from inception through March 31, 2003. At March 31, 2003, we had $14.9 million in cash, cash equivalents and short-term investments. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering and the receipt of milestone payments.

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

Sales Allowances and Product Returns and Rebates

     We have estimated allowances for product returns, government chargebacks, Medicaid rebates and cash discounts for prompt payment. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns and rebates on specific terms for product returns and rebates and our experience with similar products. Effective August 12, 2002, we changed our return goods policy such that we no longer issue credit memorandums for returns, rather all returns are exchanged for replacement product. The estimated costs for such exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and in the distribution channel and the remaining shelf life of that inventory (ranging from 45 days to 3 years), and (iii) changes in demand. We continually assess the historical experience including customers’ compliance with return goods policy and adjust our allowances as appropriate. In estimating Medicaid rebates, we match the actual rebates to the actual sale on a product-by-product basis to arrive at an actual rebate percentage. This actual percentage is applied to current period sales to arrive at the rebate expense for the period. In particular, we consider allowable prices by Medicaid. If actual product returns, chargebacks, rebates and cash discounts are greater than our estimates, additional allowances may be required.

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

Results of Operations

          For the quarter ended March 31, 2003, we incurred a net loss of $1,770,000 as compared to a net loss of $332,000 for the quarter ended March 31, 2002, an increase of $1,438,000. Net loss available to common stockholders was $3,238,000 for the quarter ended March 31, 2003, and included the impact of the non-cash deemed dividend related to the beneficial conversion feature on the Series B Preferred Stock of $1,301,000 and Preferred Stock dividends of $167,000. Net loss available to common stockholders was the same as net loss for the quarter ended March 31, 2002.

          Total revenues for the quarter ended March 31, 2003 decreased $1,233,000, or 32%, to $2,621,000 from total revenues of $3,854,000 for the quarter ended March 31, 2002.

          For the quarter ended March 31, 2003, net product sales decreased $1,444,000, or 38%, to $2,362,000 from $3,806,000 for the quarter ended March 31, 2002. The product revenues for the first quarter of 2002 included $742,000 of net product sales resulting from the shipment of backorders incurred during the fourth quarter of 2001 for Acthar and Ethamolin. After deducting the effect of the shipment of these backorders, net product sales would have been $3,064,000. Net of the impact of these backorders, the decrease in quarter over quarter product sales was $702,000 or 23%. This remaining decrease in product sales is due primarily to our decision to not ship short-dated materials during the quarter and may also be attributed to the replacement of previously expired product at no cost to the customer in accordance with our exchange policy. In the first quarter of 2003, due to the relatively short dating of Acthar in our inventories and at the wholesale level, we briefly limited Acthar shipments to critical care and emergency situations. After we obtained approval in November 2002 to extend the expiration date on Acthar to 18 months from 12 months, we resumed shipments of Acthar with a January 2004 expiration date when the extended dated material was released late in the first quarter of 2003. During the quarter ended March 31, 2003, we replaced vials at no cost for the returned product and the remaining on-hand inventories of Acthar batches that expired in November 2002, and we will do so again for the Acthar product that expires in May 2003 and January 2004. We believe the shipment of replacement product may have displaced sales in the first quarter of 2003, and the replacement of product expiring in May 2003, January 2004 and future expiring product may displace future quarter sales although the extent of this displacement is not ascertainable at this time. We reviewed the external demand data for Acthar for the first quarter and noted an increase in the monthly demand in March 2003 as compared to February 2003 which leads us to believe the impact of the restricted shipping of short-dated product may be limited to the first quarter of 2003, however, there can be no assurance that this trend will continue. Contributing to the decline in product sales was the decrease in Ethamolin shipments as compared to the first quarter of 2002 due to the strategic buying that occurred in the middle of 2002, as a result of the notification to customers of a price increase. We believe that the decrease in Ethamolin shipments can be attributed in part to customers previously purchasing Ethamolin in excess of their normal demand due to our announced price increase. As a result, these customers did not need to purchase

Ethamolin to meet their normal demand in the first quarter of 2003. Data obtained from external sources indicate that demand may be decreasing for Ethamolin at this time.

     Contract research and grant revenue decreased by $36,000, or 80%, to $9,000 for the quarter ended March 31, 2003 from $45,000 for the quarter ended March 31, 2002. This decrease was a result of lower reimbursement under our Small Business Innovation Research (“SBIR”) grant due to less activity taking place with the GERI compound research projects in the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002.

     For the quarter ended March 31, 2003, we recognized $250,000 in technology revenue relating to our License Agreement with Fabre Kramer. For the quarter ended March 31, 2002, we did not recognize any technology revenue.

     Cost of product sales increased slightly to $675,000 for the quarter ended March 31, 2003 from $634,000 for the quarter ended March 31, 2002. The increase in dollars is due to an increase to the excess inventory allowance, increased per unit material costs and costs related to the replacement of expired product. We expect per unit material costs to increase in the future due to higher contract manufacturing costs. Cost of product sales as a percentage of net product sales increased to 29% for the quarter ended March 31, 2003 as compared to 17% for the prior period, primarily due to a change of product mix. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. We have identified vendors to distribute our Acthar, Ethamolin, Glofil and Inulin products, and we plan to distribute VSL#3 from our Union City facility.

     Sales and marketing expenses for the quarter ended March 31, 2003 increased $110,000 or 8% to $1,485,000 from $1,375,000 for the quarter ended March 31, 2002. The increase is primarily due to salary and other costs associated with the expansion of our sales and marketing departments, partially offset by reduced marketing costs in the current quarter.

     General and administrative expenses for the quarter ended March 31, 2003 decreased $213,000, or 14%, to $1,318,000, from $1,531,000 for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, we incurred $190,000 of additional legal fees related to various corporate matters, unique to activities in the first quarter of 2003. For the quarter ended March 31, 2002, non-cash stock based compensation charges of $199,000 were included in general and administrative expense.

     Research and development expenses for the quarter ended March 31, 2003 increased $183,000, or 43%, to $611,000, from $428,000 for the quarter ended March 31, 2002. This increase is primarily due to consulting and outside testing costs incurred related to the Acthar site transfer in the current quarter. The costs related to the Acthar site transfer will fluctuate, depending on the timing of work performed and the costs related to such activities.

   Depreciation and amortization expense decreased by $175,000, or 51%, to $169,000 for the quarter ended March 31, 2003 from $344,000 for the quarter ended March 31, 2002 due to minimal new capital purchases made in the period, as well as assets becoming fully depreciated and a portion of purchased technology becoming fully amortized. The remaining balance of purchased technology will be fully amortized in 2003.

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended March 31, 2003 was $131,000 as compared to $44,000 for the quarter ended March 31, 2002 due to the current period representing a full quarter’s amortization of deemed discount related to the convertible debentures. The convertible debentures were issued March 15, 2002.

     Interest income, net decreased $23,000, or 85%, to $4,000 for the quarter ended March 31, 2003, from $27,000 for the quarter ended March 31, 2002 due to greater interest expense in the current quarter as a result of the 8% convertible debentures issued in March of 2002.

     Other expense, net increased $148,000 to $77,000 for the quarter ended March 31, 2003 from $71,000 of other income, net for the quarter ended March 31, 2002. The expense in the current quarter was primarily due to the other-than-temporary loss of $51,000 and realized losses of $13,000 on the Rigel equity investment. In the quarter ended March 31, 2002, other income was primarily the result of receipt of profits arising from short swing stock trades executed by one of our 10% shareholders.

     Rental income, net remained flat for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

     Non-cash deemed dividend of $1,301,000 at March 31, 2003 is related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the Common Stock on the commitment date.

     Preferred Stock dividends of $167,000 represents the accrual of the 8% cash dividends payable to the Series B Preferred Stock holders. These dividends are required to be paid in cash quarterly.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities. Through March 31, 2003, we have raised total net proceeds of $64.9 million. We have also funded our activities to date to a lesser extent through product sales.

     At March 31, 2003, we had cash, cash equivalents and short-term investments of $14,935,000 compared to $7,506,000 at December 31, 2002. At March 31, 2003, our working capital was $14,655,000 compared to $7,018,000 at December 31, 2002. The increase in our working capital was principally due to proceeds received in the issuance of $10,000,000 Series B Convertible Preferred Stock.

          In January 2002, we entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the note automatically renews annually, unless we terminate the agreement. There were no borrowings under this line of credit as of March 31, 2003. The line of credit is secured by a blanket lien on all of our assets including intellectual property. As of March 31, 2003, $1,100,000 was available for borrowing under the line of credit.

     At March 31, 2003 we also held 67,133 shares of Rigel Pharmaceuticals Inc. (NASD: RIGL) common stock that we received in conjunction with the agreement to sell Rigel exclusive rights to certain of our proprietary antiviral drug research technology. Subsequent to March 31, 2003, all of these shares were sold at an average per share price of $0.84, which approximated the carrying value subsequent to the other-than-temporary write down recorded on the equity investment as of March 31, 2003.

     In the quarter ended March 31, 2003 we purchased $467,000 of active pharmaceutical ingredient, (“API”) from Aventis Pharmaceuticals, Inc. as provided for under our Asset Purchase agreement. This amount is included in Accounts Payable in the accompanying balance sheet as of March 31, 2003.

     In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various healthcare investors. Our gross proceeds from the private placement were $10 million. The Series B Preferred Stock has an aggregate stated value of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007.

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

RISK FACTORS

The following risk factors supplement the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. You should carefully consider the following risk factors as well as those contained our Annual Report on Form 10-K. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.

If we are unsuccessful in completing the Acthar site transfer, we may be unable to meet the demand for Acthar and lose potential revenues.

Under our agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), Aventis manufactured and supplied Acthar through July 2002. Aventis filled one final lot of Acthar that is included in inventories at March 31, 2003. It is anticipated that the inventory of Acthar on hand at March 31, 2003, will be sufficient to meet expected demand through late 2003. We have signed a definitive agreement with Chesapeake Biological Laboratories (“CBL”) a contract manufacturer for Acthar finished product and will continue to transfer the final fill and labeling process from Aventis to CBL. Under our agreement with Aventis, we purchased the active pharmaceutical ingredient (“API”) and other inventory residing at Aventis. We believe this API will be sufficient to meet our forecasted demand through 2005. This API originally manufactured by Aventis has been transferred to CBL, the new final fill manufacturer. It is anticipated that CBL will complete the transfer and begin supplying to us finished product using the API manufactured by Aventis during 2003. We have identified a potential new manufacturer, BioVectra dcl (“BioVectra”) for the API. We have entered into an equipment and materials transfer agreement with BioVectra and we are currently negotiating a definitive API supply agreement with BioVectra. The process of manufacturing Acthar is complex and problems associated with the site transfer may be encountered. Once the site transfer to CBL and the new API manufacturer has been completed and they begin supplying Acthar to us, the cost of the product is expected to increase.

If the site transfers and the corresponding approval by the FDA and other regulatory authorities do not occur on a timely basis at the appropriate costs to us, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

If we are unable to transfer distribution functions to third parties, we will lose potential revenues.

In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to: warehousing, shipping and quality control studies. The outsourcing of these functions is complex, and includes such activities as transferring all existing on-hand inventory to the new distribution center, writing new Standard Operating Procedures, disposing of expired inventory on hand in the Carlsbad facility, transfer of retained samples and existing quality control studies, in addition to many other items. We have identified vendors to distribute our Acthar, Ethamolin, Glofil and Inulin products, and we plan to distribute VSL#3 from our Union City facility. If we encounter problems with the outsourcing of these critical functions, we could lose revenues, or the products could become unavailable or the costs could become more than we anticipated.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk at March 31, 2003 has not changed materially from December 31, 2002, and reference is made to the more detailed disclosures of market risk included in our 2002 Form 10-K as filed with the Securities and Exchange Commission on March 26, 2003.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

15.1	Letter regarding Unaudited Financial Information.

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

(b) Reports on Form 8-K

     On January 16, 2003, Questcor reported on Form 8-K, reporting under Item 5, that it had consummated a $10 million private placement of Series B Convertible Preferred Stock and Warrants to purchase Common Stock.

     On February 14, 2003, Questcor reported on Form 8-K, reporting under Item 5, that on February 11, 2003 its Board of Directors adopted a Shareholder Rights Plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHARMACEUTICALS, INC.

Date: May 15, 2003	By:	/s/ CHARLES J. CASAMENTO

Charles J. Casamento
Chairman, President & CEO

Date: May 15, 2003	By:	/s/ TIMOTHY E. MORRIS

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles J. Casamento

Date: May 15, 2003	Name:	Charles J. Casamento
	Title:	Chairman, President and
Chief Executive Officer

I, Timothy E. Morris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questcor Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Timothy E. Morris

Name: Timothy E. Morris
Title: Chief Financial Officer

Exhibit Index

15.1	Letter regarding Unaudited Financial Information

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.