Form 10-Q
period 2003-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2003-08-14
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-20772

QUESTCOR PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0476164 (I.R.S. Employer Identification No.)

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

     At August 12, 2003 there were 44,268,602 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,624	$6,156
Short-term investments	3,317	1,350
Accounts receivable, net of allowances of $42 at June 30, 2003 and $49 at December 31, 2002	1,359	1,590
Inventories, net	951	391
Prepaid expenses and other current assets	644	979

Total current assets	11,895	10,466
Property and equipment, net	737	585
Purchased technology, net	14,360	382
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	839	854

Total assets	$28,310	$12,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,301	$1,230
Accrued compensation	579	794
Other accrued liabilities	950	1,205
Payable relating to product acquisition	5,183	—
Short-term debt and current portion of long-term debt	87	218
Current portion of capital lease obligations	—	1

Total current liabilities	8,100	3,448
Convertible debentures, (face amount of $4,000), net of deemed discount of $845 at June 30, 2003 and $1,092 at December 31, 2002	3,155	2,908
Other non-current liabilities	851	833
Commitments
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at June 30, 2003 and December 31, 2002 (aggregate liquidation preference of $10,000 at June 30, 2003 and December 31, 2002)	5,081	5,081
Stockholders’ equity:
Preferred stock, no par value, 10,000 Series B shares issued and outstanding at June 30, 2003, net of issuance costs (aggregate liquidation preference of $10,000 at June 30, 2003)	9,178	—
Common stock, no par value, 105,000,000 shares authorized; 44,268,602 and 38,676,592 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	84,237	77,528
Deferred compensation	(24)	(22)
Accumulated deficit	(82,268)	(76,968)
Accumulated other comprehensive loss	—	(42)

Total stockholders’ equity	11,123	496

Total liabilities and stockholders’ equity	$28,310	$12,766

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
Net product sales	$2,880	$3,307	$5,242	$7,113
Grant and royalty revenue	25	84	34	132
Technology revenue	—	250	250	250
Services revenue from a related party	—	100	—	100

Total revenues	2,905	3,741	5,526	7,595

Operating costs and expenses:
Cost of product sales	1,149	728	1,824	1,362
Sales and marketing	1,501	1,652	2,986	3,027
General and administrative	1,016	1,216	2,334	2,747
Research and development	711	682	1,322	1,110
Depreciation and amortization	212	315	381	659

Total operating costs and expenses	4,589	4,593	8,847	8,905

Loss from operations	(1,684)	(852)	(3,321)	(1,310)
Non-cash amortization of deemed discount on convertible debentures	(130)	(131)	(261)	(175)
Interest income (expense), net	(18)	(13)	(14)	14
Other expense, net	(3)	(181)	(80)	(110)
Rental income, net	66	74	137	146

Net loss	(1,769)	(1,103)	(3,539)	(1,435)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	93	—	1,394	—
Dividends on Series B Preferred Stock	200	—	367	—

Net loss applicable to common stockholders	$(2,062)	$(1,103)	$(5,300)	$(1,435)

Basic and diluted net loss per common share applicable to common stockholders	$(0.05)	$(0.03)	$(0.13)	$(0.04)

Weighted average shares of common stock outstanding	39,949	38,468	39,316	38,157

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended

	June 30, 2003	June 30, 2002

OPERATING ACTIVITIES
Net loss	$(3,539)	$(1,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25	311
Amortization of deemed discount on convertible debentures	261	175
Amortization of deferred compensation	13	—
Depreciation and amortization	381	659
Other-than-temporary loss on investment	51	181
Deferred rent expense	18	(24)
Loss on the sale of investments	14	—
(Gain)/Loss on the sale of equipment, net	13	(2)
Changes in operating assets and liabilities:
Accounts receivable	231	(1,035)
Receivable from a related party	—	(244)
Inventories	(495)	(321)
Prepaid expenses and other current assets	319	(102)
Accounts payable	71	270
Accrued compensation	(215)	3
Other accrued liabilities	(255)	237

Net cash flows used in operating activities	(3,107)	(1,327)

INVESTING ACTIVITIES
Purchase of property and equipment	(298)	(309)
Purchase of short-term investments	(3,058)	—
Acquisition of purchased technology	(9,124)	—
Proceeds from maturities and sales of short-term investments	1,068	—
Proceeds from sale of property and equipment	15	19
Decrease in other assets	1	48

Net cash flows used in investing activities	(11,396)	(242)

FINANCING ACTIVITIES
Issuance of common stock, net	5,065	532
Issuance of Series B preferred stock and warrants, net	9,404	—
Issuance of convertible debentures	—	4,000
Short-term borrowings	288	119
Repayment of note payable to bank	—	(5,000)
Repayment of short-term and long-term debt	(418)	(254)
Payment of Series B preferred stock dividends	(367)	—
Repayments of capital lease obligations	(1)	(28)

Net cash flows provided by/(used in) financing activities	13,971	(631)

Decrease in cash and cash equivalents	(532)	(2,200)
Cash and cash equivalents at beginning of period	6,156	10,183

Cash and cash equivalents at end of period	$5,624	$7,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$170	$60

Amount payable relating to product acquisition	$5,183	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED JUNE 30, 2003 FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. The Company focuses on the treatment of acute and critical care conditions, including central nervous system (“CNS”) diseases and gastroenterological disorders. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotion sensitive and complement the Company’s existing products. In addition, through corporate collaborations, the Company intends to develop new patented intranasal formulations of previously FDA approved drugs. The Company currently markets six products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with Multiple Sclerosis (“MS”) and is commonly used in treating patients with infantile spasm; Nascobal®, a nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. On June 17, 2003, the Company acquired Nascobal®, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”). The Company began selling Nascobal in July 2003. The Company intends to market Nascobal to patients with severe deficiencies of Vitamin B-12 caused by MS and Crohn’s Disease as these patients frequently have severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. In June 2002, the Company signed a license agreement with Fabre Kramer Pharmaceuticals, Inc., whereby Fabre Kramer will manage and provide funding for the clinical development programs for Hypnostat™ (an intranasal triazolam for the treatment of insomnia) and Panistat™ (an intranasal alprazolam for the treatment of panic disorders).

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

2. STOCK-BASED COMPENSATION

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting periods.

     Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

     The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(2,062)	$(1,103)	$(5,300)	$(1,435)
Add: Stock-based employee compensation expense included in reported net loss	7	3	14	7
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(310)	(418)	(666)	(773)

Net loss applicable to common stockholders, pro forma	$(2,365)	$(1,518)	$(5,952)	$(2,201)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(0.05)	$(0.03)	$(0.13)	$(0.04)

Pro forma	$(0.06)	$(0.04)	$(0.15)	$(0.06)

3. REVENUE RECOGNITION

     Revenues from product sales of Acthar, Ethamolin, Glofil-125, Inulin and VSL#3 are recognized based upon shipping terms, net of estimated reserves for sales returns, government chargebacks, Medicaid rebates, and discounts. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company records estimated sales allowances against product revenues for expected returns, chargebacks, Medicaid rebates and discounts based on historical sales returns, chargebacks, and Medicaid rebates, analysis of return merchandise authorizations and other known factors such as shelf life of products, as required. The Company continually assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its allowances as appropriate. The Company’s return policy allows customers to return expired product for exchange within six months beyond the expiration date. Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns. Rather, returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of product sales. Returns are subject to quality assurance reviews prior to acceptance. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3, the Company sells directly to consumers. The Company does not require collateral from its customers.

     Revenue earned under collaborative research agreements is recognized as the research services are performed. Amounts received in advance of services to be performed are recorded as deferred revenue until the services are performed.

     The Company has received government grants that support the Company’s research effort in specific research projects. These grants provide for reimbursement of approved costs incurred as defined in the various awards.

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

4. NASCOBAL ACQUISITION

     On June 17, 2003, the Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech. Under the terms of the Nascobal Asset Purchase Agreement, the Company made an initial cash payment of $9 million upon the closing of the acquisition and is required to pay an additional $5.2 million payable on or before December 31, 2003. The $5.2 million payable is included in “Payable relating to product acquisition” on the accompanying Condensed Consolidated Balance Sheet. As part of the acquisition, the Company is also acquiring rights to Nascobal nasal spray, an improved dosage form, for which a New Drug Application (“NDA”) is expected to be filed by Nastech with the FDA before the end of 2003. Nastech retains a security interest in the patents, trademarks, and other intellectual property relating to Nascobal. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company is required to make a $2 million payment for the transfer of the NDA from Nastech to the Company. Further, subject to the approval of the NDA for the new Nascobal nasal spray dosage form and upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, the Company is required to make a second $2 million payment. The Company and Nastech have also entered into a long term supply agreement under which Nastech will continue to manufacture Nascobal for the Company at its FDA approved, cGMP manufacturing facility in Hauppauge, New York.

     The Company accounted for the product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. Of the purchase cost of $14.3 million, which includes acquisition costs of $0.1 million, $14.2 million was attributed to Purchased technology, and $0.1 million to inventory. Purchased technology will be amortized over the estimated life of 15 years. Amortization expense will be approximately $511,000 for 2003, approximately $949,000 per year from 2004 through 2017, and approximately $435,000 for 2018.

5. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At June 30, 2003, the Company had cash, cash equivalents and short-term investments of $8,941,000.

     Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross	Estimated
June 30, 2003	Amortized Cost	Unrealized Gain	Fair Value

Cash equivalents:
Money Market Funds	$5,708	$—	$5,708

	$5,708	—	$5,708

Short-term investments:
Commercial Paper	$249	$—	$249
Corporate Bonds	3,067	1	3,068

	$3,316	$1	$3,317

	Gross	Gross	Estimated
December 31, 2002	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money Market Funds	$5,400	$—	$5,400
Commercial Paper	499	—	499

	$5,899	$—	$5,899

Short-term investments:
Commercial Paper	$498	$—	$498
Corporate Bonds	761	—	761
Corporate Equity Investments	133	(42)	91

	$1,392	$(42)	$1,350

     In 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $14,000 related to its Rigel equity investment. These amounts are included in other income (expense) on the accompanying Consolidated Statement of Operations.

6. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$521	$70
Work in process	77	—
Finished goods	645	397
Less allowance for excess and obsolete inventories	(292)	(76)

	$951	$391

7. INTANGIBLE ASSETS

     Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at June 30, 2003 and December 31, 2002. In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill on January 1, 2002. The

Company performed an impairment test of goodwill as of January 1, 2003, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests.

     Purchased technology at June 30, 2003 includes $14.2 million related to the Nascobal acquisition, see Note 4 – Nascobal Acquisition. The Nascobal purchased technology is being amortized over its estimated life of 15 years. The remaining net balance of $155,000 at June 30, 2003 and $382,000 at December 31, 2002 is being amortized over the estimated sales life of the associated product (seven years), which will be amortized in full during the fourth quarter of 2003.

8. LINE OF CREDIT

     In January 2002, the Company entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp. Under the agreement, the Company can borrow up to the lesser of 80% of its eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the agreement automatically renews annually, unless terminated by the Company. There were no borrowings under this line of credit as of June 30, 2003. The line of credit is secured by a blanket lien on all assets including intellectual property. As of June 30, 2003, $958,000 was available for borrowing under the line of credit.

9. NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

     Basic and diluted net loss per share applicable to common stockholders is based on net loss applicable to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share applicable to common stockholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common stockholders has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position at June 30, 2003, shares used in calculating diluted earnings per share applicable to common stockholders would have included the dilutive effect of an additional 9,327,494 stock options, 12,780,446 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures (if dilutive), placement unit options for 127,676 shares and 10,340,711 warrants.

10. EQUITY TRANSACTIONS

     In March 2003, a warrant was exercised through a cashless exercise in accordance with the terms of the warrant, and 315,827 shares of common stock were issued.

     In May 2003, the number of authorized shares of the Company’s no par value common stock was increased from 75,000,000 to 105,000,000.

     In May 2003, the Company’s 2003 Employee Stock Purchase Plan was approved by shareholders. The Company has reserved 900,000 shares of common stock for issuance under the plan.

     In May 2003, the aggregate number of shares of Common Stock authorized for issuance under the Company’s 1992 Employee Stock Option Plan was increased by 1,000,000 shares, from 12,500,000 shares to 13,500,000 shares.

     In June 2003, a warrant was exercised through a cashless exercise in accordance with the terms of the warrant, and 72,168 shares of common stock were issued.

     On June 11, 2003, the Company consummated a private placement of its Common Stock and warrants to purchase Common Stock. The Company issued 4,979,360 shares of Common Stock in the private placement at $1.01 per share, which was the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. Gross proceeds to the Company from the private placement were approximately $5 million. Net of issuance costs, the proceeds to the Company were $4.9 million.

     The purchasers of the Common Stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of Common Stock at an exercise price of $1.26 per share, which represented a 25% premium to the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. The warrants expire in June 2008.

11. SERIES B CONVERTIBLE PREFERRED STOCK

     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. Net of issuance costs, the proceeds to the Company were $9.4 million.

     The Series B Preferred Stock has an aggregate stated value of $10 million and each holder is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined in the Company’s Certificate of Determination of Series B Preferred Stock (the “Certificate of Determination”), of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over the Company’s common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. The Company has the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and accrued interest. In addition, upon the occurrence of designated Optional Redemption Events (as defined below), the holders have the right to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest. The Optional Redemption Events include any of the following:

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

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of June 30, 2003, the redemption value of the Series B Preferred Stock was $10 million.

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

     The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. The warrants issued to the Series B holders were assigned a value of $1,527,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3%; an expiration date of January 15, 2007; volatility of 82% and a dividend yield of 0%. In connection with the issuance of the Series B Preferred Stock and warrants, the Company recorded $1,301,000 related to the beneficial conversion feature on the Series B Preferred Stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B Preferred Stock was less than the fair value of the Common Stock on the commitment date. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

     On June 13, 2003, the Company entered into agreements with the holders of record of its Series B Preferred Stock, whereby the holders of Series B Preferred Stock waived certain covenants and rights to receive additional dividends as provided in the Certificate of Determination, which may have been triggered as a result of the Nascobal acquisition and the use of the Company’s cash resources to pay the purchase price (the “Acquisition”). Specifically, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in the Company being unable to satisfy the test set forth in Sections 500 and 501 of the California Corporations Code to allow for the Company to redeem all of the issued and outstanding shares of Series B Preferred Stock. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which (A) the Company’s assets (exclusive of goodwill, capitalized research, and development expenses and deferred charges) equal less than 125% of its liabilities (not including deferred taxes, deferred income and other deferred credits) or (B) the Company’s current assets equal less than 80% of its current liabilities. Additionally, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in the Company being unable to maintain Net Cash, Cash Equivalents and Eligible Investment Balances (as defined in the Certificate of Determination) in an amount equal to $5 million. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which the Company fails to maintain Net Cash, Cash Equivalents and Eligible Investment Balances in an amount equal to at least $2.5 million. The holders of Series B Preferred Stock also agreed that: (i) the Acquisition would not constitute a breach of the covenant in the Certificate of Determination requiring the Company to use its best efforts to maintain compliance with Sections 500 and 501 of the California Corporations Code to be able to pay dividends on and to redeem all of the issued and outstanding shares of Series B Preferred Stock; and (ii) the incurrence by the Company of contingent obligations to pay additional amounts to Nastech of $5,183,333 and the granting of a security interest in the acquired Nascobal product would not constitute a breach of the covenants in the Certificate of Determination restricting the Company’s ability to incur indebtedness and create liens. In consideration of such agreements, the Company agreed to adjust the exercise price of warrants to purchase 3,399,911 shares of Common Stock previously issued by the Company to the holders of Series B Preferred Stock from $1.0824 per share to $0.9412 per share.

     As a result of the decrease to the exercise price of the warrants, the Company revalued the warrants issued to the Series B Preferred Stockholders, resulting in an incremental value of $93,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 1.4%; an expiration date of January 15, 2007; volatility of 70% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $93,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

12. RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Sigma Tau beneficially owned approximately 34% of the Company’s outstanding stock as of June 30, 2003. In June 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ending June 30, 2003 was $222,000 and is included in Net product sales. Included in Accounts Payable is $76,000 for amounts owed to VSL at June 30, 2003. An access fee to VSL is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended June 30, 2003, the amount of reimbursable costs incurred by the Company was greater than the amount owing to VSL. This net reimbursement to the Company for the quarter ended June 30, 2003, of $14,000 is included as a deduction in Sales and marketing expense in the accompanying Consolidated Statement of Operations. During the quarter ended June 30, 2003 the Company paid $103,000 to VSL for the purchase of VSL#3 product.

     In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company paid Glenridge $56,000 and $143,000 in the quarters ended June 30, 2003 and 2002, and $151,000 and $248,000 for the six months ended June 30, 2003 and 2002, respectively, related to royalties on Acthar® sales. The Company has accrued $79,000 for royalties earned in the quarter ended June 30, 2003, which is included in Other accrued liabilities on the accompanying Consolidated Balance Sheet.

13. COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(1,769)	$(1,103)	$(3,539)	$(1,435)
Other comprehensive income	1	191	42	100

Comprehensive loss	$(1,768)	$(912)	$(3,497)	$(1,335)

14. SHAREHOLDER RIGHTS PLAN

     On February 11, 2003 the Board of Directors of the Company adopted a Shareholder Rights Plan. In connection with the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth (1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Sigma-Tau Finanziaria S.p.A., together with all of its Affiliates and Associates, including, without limitation Defiante Farmaceutica L.D.A., Sigma-Tau International S.A., Paolo Cavazza and Claudio Cavazza,), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than (i) pursuant to a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares or (ii) additional Common Shares purchased prior to June 15, 2003 in accordance with the terms of that certain Letter Agreement dated December 1, 2001 by and between the Company and Sigma-Tau Finanziaria S.p.A., Paolo Cavazza and Claudio Cavazza), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

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

Independent Accountants’ Review Report

The Board of Directors
Questcor Pharmaceuticals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of June 30, 2003, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2002, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California
July 24, 2003

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

Overview

     We are a specialty pharmaceutical company that markets and sells brand name prescription drugs and ethically promoted healthcare products. We focus on the treatment of acute and critical care conditions, including central nervous system (“CNS”) diseases and gastroenterological disorders. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotion sensitive and complement our existing products. In addition, through corporate collaborations, we intend to develop new patented intranasal formulations of previously FDA approved drugs. We currently market six products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, a nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125 and Inulin in Sodium Chloride, which are both injectable agents that assess how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal (GI) function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. On June 17, 2003, we acquired Nascobal®, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”). We began selling Nascobal in July 2003. We intend to market Nascobal to patients with severe deficiencies of Vitamin B-12 caused by MS and Crohn’s Disease as these patients frequently have severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system.

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

     We have sustained an accumulated deficit of $82.3 million from inception through June 30, 2003. At June 30, 2003, we had $8.9 million in cash, cash equivalents and short-term investments. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, customers adherence to our sales and exchange policies, completion of the Acthar site transfer, the amount of inventory existing at the wholesale level, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering arrangements and the receipt of milestone payments.

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

Sales Allowances and Product Returns and Rebates

     We have estimated allowances for product returns, government chargebacks, Medicaid rebates and cash discounts for prompt payment. We estimate our allowances by utilizing historical information for existing products and data obtained from external sources. For new products, we estimate our allowances for product returns and rebates on specific terms for product returns and rebates and our experience with similar products. Effective August 12, 2002, we changed our return goods policy such that we no longer issue credit memorandums for returns, rather all returns are exchanged for replacement product. The estimated costs for such exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and in the distribution channel and the remaining shelf life of that inventory (ranging from 45 days to 3 years), and (iii) changes in demand. We continually assess our historical experience including customers’ compliance with return goods policy, and we adjust our allowances as appropriate. In estimating Medicaid rebates, we match the actual rebates to the actual sale on a product-by-product basis to arrive at an actual rebate percentage. This actual percentage is used to estimate a rebate percentage which is applied to current period sales to arrive at the rebate expense for the period. In particular, we consider allowable prices by Medicaid. If actual product returns, government chargebacks, Medicaid rebates and cash discounts are greater than our estimates, additional allowances may be required.

Inventories

     We maintain inventory reserves primarily for obsolescence (due to the expiration of shelf life). In estimating inventory obsolescence reserves, we analyze on a product-by-product basis (i) the shelf life and the expiration date, and (ii) our sales forecasts. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to estimate inventory obsolescence.

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

Results of Operations

     Three months ended June 30, 2003 compared to the three months ended June 30, 2002:

     For the quarter ended June 30, 2003, we incurred a net loss of $1,769,000 as compared to a net loss of $1,103,000 for the quarter ended June 30, 2002, an increase of $666,000. Net loss applicable to common stockholders was $2,062,000 for the quarter ended June 30, 2003, and included the impact of the non-cash deemed dividend of $93,000 related to the beneficial conversion feature on the Series B Preferred Stock and Preferred Stock dividends of $200,000. Net loss applicable to common stockholders was the same as net loss for the quarter ended June 30, 2002.

     Total revenues for the quarter ended June 30, 2003 decreased $836,000, or 22%, to $2,905,000 from total revenues of $3,741,000 for the quarter ended June 30, 2002.

     For the quarter ended June 30, 2003, net product sales decreased $427,000, or 13%, to $2,880,000 from $3,307,000 for the quarter ended June 30, 2002. The net product sales for the second quarter of 2002 included the impact of advance buying upon notification of the price increase for Ethamolin and Acthar that went into effect June 24, 2002. From the date of the notification of the price increase through the effective date of the price increase, we received $3,231,000 of Acthar and Ethamolin orders of which $777,000 had shipped prior to June 30, 2002. The remaining orders of $2,454,000 were filled in July 2002. We believe that a portion of the decrease in net product sales for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 is attributable to these purchases made last year as a result of the notification of the price increase. The list price of both Acthar and Ethamolin was increased in April 2003; however, there was no advance notification of this price increase. During the quarter ended June 30, 2003, we replaced vials at no cost for certain of the returned product of Acthar batches that expired in November 2002 and May 2003. Subsequent to June 30, 2003, we will continue to replace returned product from the November 2002 and May 2003 expired batches. We will do so again for the Acthar batch that expires in January 2004.

     We believe the shipment of replacement product may have displaced sales in the quarter ended June 30, 2003, and the replacement of product expiring in May 2003, January 2004 and future expiring product may displace future quarter sales. The extent of this displacement is not ascertainable at this time.

     For the quarter ended June 30, 2003, net product sales of Ethamolin declined substantially. We reviewed the external demand data and noted that the demand for Ethamolin is declining. We believe this decline is partially a result of procedures and devices being used to treat bleeding esophageal varices rather than sclerosing agents. Also in the current period, we noted one of our major customers purchased large quantities of Ethamolin. We believe, through review of external data, that the amount purchased by this major customer was in excess of historical demand and represents several months of inventory. To the extent that inventory at the wholesale level exceeds the ultimate demand, we believe that this will adversely impact our future net product sales.

     Grant and royalty revenue decreased by $59,000, or 70%, to $25,000 for the quarter ended June 30, 2003 from $84,000 for the quarter ended June 30, 2002. This decrease was primarily a result of lower reimbursement under our Small Business Innovation Research (“SBIR”) grant due to less activity taking place with the GERI compound research projects in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002.

     For the quarter ended June 30, 2003, we did not recognize any technology revenue. We recognized $250,000 in technology revenue, related to the License Agreement with Fabre-Kramer for the quarter ended June 30, 2002. Additionally, we had services revenue from a related party of $100,000 for the quarter ended June 30, 2002. This amount reflects revenues recorded through June 30, 2002, resulting from a $200,000 payment made to us by VSL for certain promotional activities we undertook to support the launch of VSL#3™ in the quarter ended June 30, 2002. The remaining balance of $100,000 was recognized as revenue ratably through December 2002, at which time it was fully recognized.

     Cost of product sales increased $421,000, or 58%, to $1,149,000 for the quarter ended June 30, 2003 from $728,000 for the quarter ended June 30, 2002. This increase is due to increases in our excess inventory allowance, increases in per unit material costs and increases in costs related to the replacement of expired product. We expect per unit material costs to increase in the future due to higher contract manufacturing costs. Cost of product sales as a percentage of net product sales increased to 40% for the quarter ended June 30, 2003 as compared to 22% for the quarter ended June 30, 2002, primarily due to a change of product mix and a charge of $233,000 in the period to increase the excess inventory allowance. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. We have entered into agreements with various vendors to distribute Acthar, Nascobal, Ethamolin, Glofil and Inulin, and we distribute VSL#3 from our Union City facility.

     Sales and marketing expenses for the quarter ended June 30, 2003 decreased $151,000 or 9% to $1,501,000 from $1,652,000 for the quarter ended June 30, 2002. The decrease is primarily due to less marketing costs incurred in the quarter ended June 30, 2003 as compared to June 30, 2002. The VSL#3 formal product launch took place in May 2002, which contributed heavily to the sales and marketing expense in the quarter ended June 30, 2002.

     General and administrative expenses for the quarter ended June 30, 2003 decreased $200,000, or 16%, to $1,016,000 from $1,216,000 for the quarter ended June 30, 2002. The decrease was primarily due to a decrease in legal expenses relating to potential product acquisitions and financing opportunities and an overall reduction of spending in the general and administrative functions for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

     Research and development expenses for the quarter ended June 30, 2003 increased $29,000, or 4%, to $711,000, from $682,000 for the quarter ended June 30, 2002. The costs included in research and development relate primarily to manufacturing site transfers and medical and regulatory affairs compliance activities. This increase is primarily due to consulting and outside testing costs incurred related to the Acthar site transfer in the current quarter. For the quarter ended June 30, 2003, a third party contract laboratory performed several tests as part of the Acthar manufacturing site transfer. To date, this laboratory has been unsuccessful in qualifying the assay in order to complete the transfer. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially. The costs related to the Acthar site transfer may fluctuate, depending on the timing of work performed and the costs related to such activities.

     Depreciation and amortization expense decreased by $103,000, or 33%, to $212,000 for the quarter ended June 30, 2003, from $315,000 for the quarter ended June 30, 2002. This decrease was due to minimal new capital purchases made in the period, assets becoming fully depreciated, and a portion of purchased technology becoming fully amortized, offset by a partial month’s amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million), which will be amortized over 15 years. The prior purchased technology’s net remaining balance of $155,000 will be fully amortized in 2003.

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended June 30, 2003 was $130,000, consistent with the quarter ended June 30, 2002. The convertible debentures were issued March 15, 2002.

     Interest expense, net remained flat for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

     Other expense, net decreased $178,000, or 98%, to $3,000 for the quarter ended June 30, 2003, from $181,000 of other expense, net for the quarter ended June 30, 2002. For the quarter ended June 30, 2002, we recorded an other-than-temporary loss of $181,000 on our Rigel equity securities investment. The Rigel investment was sold in its entirety in the second quarter of 2003.

     Rental income, net remained flat for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

     Non-cash deemed dividend of $93,000 for the period ended June 30, 2003 is related to an increase to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. On June 13, 2003, we obtained a letter from our Series B Preferred Stock holders whereby certain covenants were waived. In exchange for such waiver, the exercise price of the warrant was reduced. The beneficial conversion feature was revalued using the new exercise price and the increase in value was recorded as a deemed dividend.

     Preferred Stock dividends of $200,000 represent the 8% cash dividends payable to the Series B Preferred Stock holders. These dividends are required to be paid in cash quarterly.

     Six months ended June 30, 2003 compared to the six months ended June 30, 2002:

     For the six months ended June 30, 2003, we incurred a net loss of $3,539,000 as compared to a net loss of $1,435,000 for the six months ended June 30, 2002, an increase of $2,104,000. Net loss applicable to common stockholders was $5,300,000 for the six months ended June 30, 2003, which included the impact of the non-cash deemed dividend related to the beneficial conversion feature on the Series B Preferred Stock of $1,394,000 and Preferred Stock dividends of $367,000. Net loss applicable to common stockholders was the same as net loss for the six months ended June 30, 2002.

     For the six months ended June 30, 2003, net product sales decreased $1,871,000, or 26%, to $5,242,000 from $7,113,000 for the six months ended June 30, 2002. This decline in net product sales was partially offset by an increase in the list price of Acthar and Ethamolin in April 2003. The net product sales for the six months of 2002 included the impact of advance buying upon notification of the price increase for Ethamolin and Acthar that went into effect June 24, 2002. From the date of the notification of the price increase through the effective date of the price increase, we received $3,231,000 of Acthar and Ethamolin orders of which $777,000 had shipped prior to June 30, 2002. The remaining orders of $2,454,000 were filled in July 2002. In addition, during the six months ended June 30, 2002, we shipped backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar and $408,000 for Ethamolin. We believe that a portion of the decrease in net product sales for the six months ended June 30, 2003 is attributable to these purchases made as a result of the notification of the price increase and from the shipment of the backorders. The remaining decrease in net product sales can be partially attributed to our decision to not ship short-dated materials during the first quarter of 2003 and may also be attributed to the replacement of previously expired product at no cost to the customer in accordance with our exchange policy. In the first quarter of 2003, due to the relatively short dating of Acthar in our inventories and at the wholesale level, we briefly limited Acthar shipments to critical care and emergency situations. After we obtained approval in November 2002 to extend the expiration date on Acthar to 18 months from 12 months, we resumed shipments of Acthar with a January 2004 expiration date when the extended dated material was released late in the first quarter of 2003. During the six months ended June 30, 2003, we replaced vials at no cost for certain of the returned product of Acthar batches that expired in November 2002 and May 2003. Subsequent to June 30, 2003, we will continue to replace returned product from the November 2002 and May 2003 expired batches. We will do so again for the Acthar batch that expires in January 2004.

     We believe the shipment of replacement product may have displaced sales in the six months ended June 30, 2003, and the replacement of product expiring in May 2003, January 2004 and future expiring product may displace future quarter sales. The extent of this displacement is not ascertainable at this time.

     For the six months ended June 30, 2003, net product sales of Ethamolin declined substantially. We reviewed the external demand data and noted that the demand for Ethamolin is declining. We believe this decline is partially a result of devices being used to treat bleeding esophageal varices rather than sclerosing agents. Also in the current period, we noted one of our major customers purchased large quantities of Ethamolin. We believe, through review of external data, that the amount purchased by this major customer was in excess of historical demand and represents several months of inventory. To the extent that inventory at the wholesale level exceeds demand, we believe that this will adversely impact our future net product sales.

     Grant and royalty revenue for the six months ended June 30, 2003 decreased $98,000, or 74%, to $34,000 from $132,000 for the six months ended June 30, 2002. This decrease was a result of lower reimbursement under the SBIR grant due to less activity taking place with the GERI compound research project in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The royalty revenue represents sales of Pramidin® in Italy, under a license agreement we had with sirton Pharmaceuticals, S.p.A. that expired in accordance with its terms in June 2002.

     In both the six months ended June 30, 2003 and 2002, we recognized $250,000 in technology revenue related to the License Agreement with Fabre-Kramer. Additionally, we had services revenue from a related party of $100,000 for the six months ended June 30, 2002. This amount reflects revenues resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3. The remaining balance of $100,000 was recognized as revenue ratably through December 2002 at which time it was fully recognized.

     Cost of product sales for the six months ended June 30, 2003 increased $462,000, or 34%, to $1,824,000 from $1,362,000 for the six months ended June 30, 2002. The increase is due to increases in our excess inventory allowance, increases in per unit material costs and increases in costs related to the replacement of expired product. We expect per unit material costs to increase in the future due to higher contract manufacturing costs. Cost of product sales as a percentage of net product sales increased to 35% for the six months ended June 30, 2003 from 19% for the six months ended June 30, 2002. This was primarily due to a change in our product mix and a charge of $270,000 in the period to increase the excess inventory allowance. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. We have entered into agreements with various vendors to distribute Acthar, Nascobal, Ethamolin, Glofil and Inulin, and we distribute VSL#3 from our Union City facility.

     Sales and marketing expenses for the six months ended June 30, 2003 decreased by $41,000 to $2,986,000, from $3,027,000 for the six months ended June 30, 2002. While the sales and marketing expenses were flat, a decreased marketing spend for the six months ended June 30, 2003 was offset by increased salary and other costs as a result of the full six months impact of the expansion to our sales and marketing departments that took place in May 2002.

     General and administrative expenses for the six months ended June 30, 2003 decreased by $413,000, or 15%, to $2,334,000 from $2,747,000 for the six months ended June 30, 2002. The decrease was primarily due to $243,000 of non-cash charges for stock-based compensation taken in the six months ended June 30, 2002. Also contributing to the decrease was an overall reduction of spending in the general and administrative functions.

     Research and development expenses for the six months ended June 30, 2003 increased by $212,000, or 19%, to $1,322,000 from $1,110,000 for the six months ended June 30, 2002. The costs included in research and development relate primarily to manufacturing site transfers and medical and regulatory affairs compliance activities. This increase is primarily due to consulting and outside testing costs incurred related to the Acthar site transfer in the first six months of 2003 as compared to the first six months of 2002. In the six months ended June 30, 2003, a third party contract laboratory completed several tests as part of the Acthar manufacturing site transfer. To date, this laboratory has been unsuccessful in qualifying the assay in order to complete the transfer. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially. The costs related to the Acthar site transfer may fluctuate, depending on the timing of work performed and the costs related to such activities.

     Non-cash amortization of deemed discount on convertible debentures for the six months ended June 30, 2003 increased by $86,000, or 49%, to $261,000 from $175,000 for the six months ended June 30, 2002. The increase was due to the current period representing a full six month’s amortization of deemed discount related to the convertible debentures. The convertible debentures were issued March 15, 2002.

     Interest expense, net, increased by $28,000 to $14,000 for the six months ended June 30, 2003 from net interest income of $14,000 for the six months ended June 30, 2002. This was primarily due to the current period representing a full six months interest expense on the convertible debentures issued March 15, 2002.

     Other expense, net, decreased by $30,000, or 27%, to $80,000 for the six months ended June 30, 2003 from $110,000 for the six months ended June 30, 2002. The decrease in expense is primarily due to a smaller loss related to the Rigel equity securities investment recorded in the six months ended June 30, 2003 as compared to the same period for 2002. For the six months ended June 30, 2003 we recorded an other-than-temporary loss of $51,000 and realized losses of $14,000 on the Rigel equity investment as compared to a $181,000 other-than-temporary loss recorded on the Rigel equity securities investment for the six month period ended June 30, 2002. The other expense for the six months ended June 30, 2002, was partially offset by other income recognized in the period as a result of receipt of profits arising from short swing stock trades executed by one of our 10% shareholders.

     Rental income, net remained flat for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

     Non-cash deemed dividend of $1,394,000 at June 30, 2003 is related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the Common Stock on the commitment date. In addition, on June 13, 2003, we obtained a letter from our Series B Preferred Stock holders whereby certain covenants were waived. In exchange for such waiver, the exercise price of the warrant was reduced. The beneficial conversion feature was revalued using the new exercise price and the increase in value was recorded as a deemed dividend.

     Preferred Stock dividends of $367,000 represent the 8% cash dividends payable to the Series B Preferred Stock holders. These dividends are required to be paid in cash quarterly.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities. Through June 30, 2003, we have raised total net proceeds of $60.6 million. We have also funded our activities to date to a lesser extent through product sales.

     At June 30, 2003, we had cash, cash equivalents and short-term investments of $8,941,000 compared to $7,506,000 at December 31, 2002. At June 30, 2003, our working capital was $3,795,000 compared to $7,018,000 at December 31, 2002. The decrease in our working capital was principally due to the $9,000,000 cash payment we made to Nastech to acquire Nascobal, offset by net proceeds received in the private placement of $10,000,000 of Series B Convertible Preferred Stock in January 2003 and the private placement of $5 million of Common Stock and warrants in June 2003.

     As a result of the Nascobal product acquisition we are required to pay an additional $5.2 million payable to Nastech on or before December 31, 2003. The $5.2 million payable is included in the “Payable relating to product acquisition” on the accompanying Condensed Consolidated Balance Sheet. As part of the acquisition, we are also acquiring rights to Nascobal nasal spray, an improved dosage form, for which an NDA is expected to be filed by Nastech with the FDA before the end of 2003. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, we will be required to make a $2 million payment for the transfer of the NDA from Nastech to us. Further, subject to the approval of the NDA for the new Nascobal nasal spray dosage form and upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, we will be required to make a second $2 million payment.

     We may have substantial cash outlays for the Acthar site transfer. The site transfer process is not complete and may require substantial cash outlays for the work performed, capital expenditures and inventory, prior to the transfer being complete.

     In January 2002, we entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the note automatically renews annually, unless we terminate the agreement. There were no borrowings under this line of credit as of June 30, 2003. The line of credit is secured by a blanket lien on all of our assets including intellectual property. As of June 30, 2003, $958,000 was applicable for borrowing under the line of credit.

     In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various healthcare investors. Our gross proceeds from the private placement were $10 million. The Series B Preferred Stock has an aggregate stated value of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share.

     On June 11, 2003, we consummated a private placement of our Common Stock and warrants to purchase Common Stock. We issued 4,979,360 shares of Common Stock in the private placement at $1.01 per share, which was the volume weighted average price of the common stock for the five days prior to and including the close of the private placement. Gross proceeds to us from the private placement were approximately $5 million. The purchasers of our Common Stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of Common Stock at an exercise price of $1.26 per share, which represented a 25% premium to the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. The warrants expire in June 2008.

     Our future funding requirements will depend on many factors, including; the timing and extent of product sales, returns of expired product, any expansion or acceleration of our development programs; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and successful completion of the Acthar site transfer; payment of dividends and compliance to prevent additional dividend events or optional redemption events, and other factors.

     We are funding a portion of our operating expenses through our cash flow from operations, but may need to seek additional funds through public or private equity financing or from other sources. While we raised gross proceeds of $10 million through Series B Preferred Stock in January 2003 and $5 million in a private placement in June 2003, and anticipate that our capital resources based on our internal forecasts and projections will be adequate to fund operations and capital expenditures, if we experience unanticipated cash requirements, or if revenues fail to grow, we could be required to raise additional cash. Regardless, we may seek additional funds, before the end of 2003, through public or private equity financing or from other sources to potentially avoid the payment of additional dividends of 6% under the Series B Convertible Preferred Stock for which we have a waiver through the end of 2003, to acquire additional products and expand our operations and to meet future obligations. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that additional funds can be obtained on desirable terms or at all.

RISK FACTORS

     You should carefully consider the following risk factors, in addition to the other information included in this prospectus, before purchasing shares of our common stock. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.

We have a history of operating losses and may never generate sufficient revenue to achieve profitability.

     We have a history of recurring operating losses. Our operating losses from inception through June 30, 2003 were $82.3 million, of which $5.3 million represented the loss applicable to common stockholders for the six months ended June 30, 2003, $2.8 million represented the loss for the year ended December 31, 2002, and $8.7 million represented the loss for the year ended December 31, 2001. Further substantial operating losses are expected to continue at least through the end of 2003. To date, our revenues have been generated principally from sales of Acthar, Ethamolin, Glofil-125, Inulin and VSL#3. In July 2003, we began selling Nascobal, a product that we acquired in June 2003. We are currently unable to estimate our future sales from Nascobal due to our limited history with marketing and selling the product. We do not expect Hypnostat or Panistat to be commercially available for a number of years, if at all. Further, revenues from the sale of Emitasol, if any, will also be dependent on FDA approval and the development of Emitasol in conjunction with a new strategic partner, which has not yet been obtained.

     Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	finance and acquire additional marketed products,

•	increase sales of current products,

•	finance the future growth of our sales/marketing and customer service organization,

•	finance operations with external capital until positive cash flows are achieved,

•	enter into agreements with corporate partners for the development of Emitasol,

•	properly and timely complete the transfer of the manufacturing of Acthar to new contract manufacturers including receiving the appropriate approvals from the FDA and other regulatory authorities,

•	continue to receive products from our sole-source contract manufacturers on a timely basis and at acceptable costs, and

•	ensure customers compliance with our sales and exchange policies.

     If we are unable to generate sufficient revenues from the sale of our products, or if we are unable to contain costs and expenses, we may not achieve profitability and may ultimately be unable to fund our operations.

If our revenues from sales of Acthar decline or fail to grow, we may not have sufficient revenues to fund our operations.

     We rely heavily on sales of Acthar. Acthar revenues comprised 68%, 65% and 41% of our total product revenues for the six months ended June 30, 2003 and years ended December 31, 2002 and December 31, 2001 (sales of Acthar began in September 2001), respectively. We review external data sources to estimate customer demand for our products. In the event that demand for our products is less than our sales to wholesalers, excess inventory may result at the wholesaler level, which may impact future product sales. If the supply of Acthar available at the wholesale level exceeds the future demand, our future revenues from the sales of Acthar may be affected adversely.

     In December 2002, we noted that certain of our customers were not complying with our expired product exchange policy. These customers were deducting from amounts owed to us the full price of expired Acthar they returned to us. While we reached an agreement with these customers to pay the short-remittances upon their receipt of replacement product, certain customers have continued to deduct from amounts owed to us the full price of expired Acthar they return to us. Additionally, certain customers received an administration fee from us for the Acthar that expired in November 2002 and May 2003. We will provide replacement vials to them at no cost for Acthar that expired in November 2002 and in May 2003. In the first quarter of 2003, due to the relatively short dating of Acthar in our inventories and at the wholesale level, we limited Acthar shipments to critical care and emergency situations. A lot of Acthar, with an expiration date of January 2004 was released in the first quarter of 2003. With the release of this lot normal shipments of Acthar resumed. We believe that the replacement of expired Acthar at no cost and the decision to briefly limit shipment of Acthar had a negative impact on our first quarter 2003 product sales of Acthar.

In 2002 and 2001, the Acthar vials we sold had a one year shelf life and, in the first quarter of 2003, we began shipping product which expires in January 2004. Due to the short shelf-life of Acthar, significant quantities could expire at the wholesale or pharmacy level, which could then be returned for replacement product under our exchange policy. Such shipment of replacement product may displace future sales.

     We are reviewing the amount of Acthar at the wholesale level to help assess the demand for Acthar in 2003. We expect that Acthar will continue to constitute a significant portion of our revenues for 2003. Although our goal is to actively promote Acthar, and we have no reason to believe that our promotion of Acthar will not be successful, we cannot predict whether the strong demand for Acthar will continue in the future or that we will continue to generate significant revenues from sales of Acthar. In addition, we cannot currently predict whether our efforts to promote Acthar for the treatment of MS will be successful. If the demand for Acthar declines, or if we are forced to reduce the price, or if exchange of product is higher than anticipated, or if we are forced to re-negotiate contracts or terms, or if our customers do not comply with our existing policies, or we are not successful in promoting Acthar for the treatment of MS, our revenues from the sale of Acthar would decline. If the cost to produce Acthar increases, and we are unable to raise the price correspondingly, our gross margins on the sale of Acthar would decline. Any delays or problems associated with the site transfer of the manufacturers of Acthar could also reduce the amount of the product that will be available for sale. If our revenues from the sale of Acthar decline or fail to grow, our total revenues, gross margins and operating results would be harmed and we may not have sufficient revenues to fund our operations.

If we are unsuccessful in completing the Acthar site transfer, we may be unable to meet the demand for Acthar and lose potential revenues.

     Under our agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), Aventis manufactured and supplied Acthar through July 2002. Aventis filled one final lot of Acthar that is included in inventories at June 30, 2003. It is anticipated that the inventory of Acthar on hand at June 30, 2003, will be sufficient to meet expected demand through late 2003. We have signed a definitive agreement with Chesapeake Biological Laboratories (“CBL”) a contract manufacturer for Acthar finished product and will continue to transfer the final fill and labeling process from Aventis to CBL. Under our agreement with Aventis, we purchased the active pharmaceutical ingredient (“API”) and other inventory residing at Aventis. We believe this API will be sufficient to meet our forecasted demand through 2005. This API originally manufactured by Aventis has been transferred to CBL, the new final fill manufacturer. It is anticipated that CBL will complete the transfer and begin supplying to us finished product using the API manufactured by Aventis during 2003. CBL has completed an initial fill of one lot of Acthar in June 2003. Based on information we have received to date, we believe that this lot of Acthar will be available for commercialization before the end of 2003. If this lot is not available for commercialization before the end of 2003, we may not be able to meet the demand for Acthar, which in turn will lead to a decrease in revenues.

     We have identified a potential new manufacturer, BioVectra dcl (“BioVectra”) for the Acthar API. We have entered into an equipment and materials transfer agreement with BioVectra which was extended indefinitely through a verbal agreement, and we are currently negotiating a definitive API supply agreement with BioVectra. However, we have experienced delays and cost overruns in the validation of the release assay from Aventis to our new third party contract laboratory. If we are unable to efficiently and timely validate the release assay before we exhaust the API purchased from Aventis, we will not be able to release finished goods and therefore we may not be able to meet the expected demand for Acthar.

     As described above, the process of manufacturing Acthar is complex and we may encounter problems associated with the site transfer. Once the site transfer to CBL and the new API manufacturer has been completed and the release assay has been validated and they begin supplying Acthar to us, the cost of the product is expected to increase which may cause our gross margins to decline. In addition, if the site transfers and the corresponding approval by the FDA and other regulatory authorities do not occur on a timely basis at the appropriate costs to us, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

We have little or no control over our wholesalers buying patterns, which may impact future revenues, exchanges and excess inventory.

     We sell our products primarily through major drug wholesalers located in the United States. Consistent with the pharmaceutical industry, most of our revenues are derived from the three largest drug wholesalers. While we attempt to estimate inventory levels of our products at our major wholesale customers using inventory data obtained from customers, historical prescription information and historical purchase patterns, this process is inherently imprecise. We rely solely upon our wholesale customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid outages or inventory build-ups. We noted in the second quarter of 2003 that one of our major customers has purchased Ethamolin units in excess of what we estimate their historical demand to be which may adversely impact future sales.

     Our therapeutic pharmaceutical products have expiration dates that range from 18 to 36 months from date of manufacture. We will generally accept for exchange pharmaceutical products that have reached the expiration date. We establish reserves for these exchanges at the time of sale. There can be no assurance that we will be able to accurately forecast the reserve requirement that will be needed in the future. Although our estimates are reviewed quarterly for reasonableness, our product return activity could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

     We do not control or significantly influence the purchasing patterns of wholesale customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any customer, during any period, may be above or below actual prescription volumes of one or more of our products during the same period, resulting in increases or decreases in product inventory existing in the distribution channel, which are managed presumably in accordance with such customer’s business practices.

     We provide reserves for potentially excess, dated or otherwise impaired inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand will expire. Judgment is required in estimating reserves for excess inventories. The actual amounts could be different from the estimates and differences are accounted for in the period in which they become known.

We have no experience marketing Nascobal and may be unsuccessful in doing so.

     In June 2003, we acquired the product Nascobal, a nasal gel used for the treatment of various Vitamin B-12 deficiencies for $14.2 million. We currently have no sales and marketing experience with respect to Nascobal. We also cannot predict what the demand for Nascobal will be. If the demand for Nascobal is less than we anticipate, or we are unsuccessful in marketing Nascobal, our revenues from the sale of Nascobal will be less than we are currently anticipating. We made an initial $9 million payment to Nastech to acquire Nascobal, and we are required to pay an additional $5.2 million in non-contingent payments to Nastech by December 31, 2003. We need to generate revenues from sales of Nascobal in order to raise the necessary funds to make these payments. If we are not successful in marketing Nascobal, we may need to seek other sources of cash to make such payments or to fund operations. Moreover, if the amount of Nascobal inventory at the wholesale level at the time that we purchased Nascobal was higher than we anticipated, this may also affect the demand for Nascobal in the near term.

Our inability to secure additional funding could lead to a loss of your investment.

     While we raised gross proceeds of $10 million through Series B Preferred Stock in January 2003 and $5 million in a private placement in June 2003, and anticipate that our capital resources based on our internal forecasts and projections will be adequate to fund operations and capital expenditures, if we experience unanticipated cash requirements, or if revenues fail to grow, we could be required to raise additional funds. Regardless, we may seek additional funds, before the end of 2003, through public or private equity financing or from other sources to potentially avoid the payment of additional dividends of 6% under the Series B Convertible Preferred Stock of which we have a waiver through the end of 2003, to acquire additional products and expand our operations and to meet future obligations. Additionally, we may seek to raise capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that additional funds can be obtained on desirable terms or at all.

     In order to conduct our operating activities, we may require substantial additional capital resources in order to acquire new products, increase sales of existing products, and maintain our operations. In addition, if revenues from product sales do not significantly increase or if further capital investments do not materialize, or if such investments cannot be completed at attractive terms to us, or if we are unable to receive any additional capital investments at all, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	cost maintenance and potential future expansion of our sales force,

•	the cost and timing of the Acthar site transfer,

•	achieving better operating efficiencies,

•	obtaining product from our sole-source contract manufacturers and completing the site transfer to new contract manufacturers, and

•	acquiring additional products.

     We anticipate obtaining additional financing through public or private debt or equity financings. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to reduce our operations or to delay, reduce the scope of, eliminate or divest one or more of our products, product acquisition or manufacturing efforts.

If we are unable to contract with third party manufacturers, we may be unable to meet the demand for our products and lose potential revenues.

     We will rely on third party contract manufacturers to produce our marketed products, Acthar, Nascobal, Ethamolin, Glofil, Inulin and VSL#3, and other products that we may develop, commercialize or acquire in the future. Third party manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist.

     Ethamolin is currently being manufactured by Ben Venue Laboratories (“Ben Venue”). We do not have a formal Ethamolin manufacturing contract in place with Ben Venue, rather we have an agreement on terms and conditions, and we purchase product on a purchase order basis under these agreed upon terms and conditions. Glofil is manufactured by ISO-Tex Diagnostics, Inc. pursuant to a supply contract we have with them. The API for Inulin is manufactured by Pfanstiehl Laboratories, Inc. on a purchase order basis, and the final fill product for Inulin is manufactured by Ben Venue pursuant to an agreement on terms and conditions, and we purchase product on a purchase order basis under these agreed upon terms and conditions. We have been notified by Pfanstiehl Laboratories, Inc. that they will no longer produce the Inulin API for us. We are currently looking for alternative sources of Inulin API, however, we may not be successful in our search. If we are unable to find an alternative supplier for Inulin API, we may no longer be able to sell Inulin. VSL#3 is supplied by VSL Pharmaceuticals, Inc. under a promotion agreement we have with them. VSL has the sole responsibility for manufacturing and/or acquiring the VSL#3 product.

     If we are unable to contract for a sufficient supply of our required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, or if the site transfers and the corresponding approval by the FDA and other regulatory authorities does not occur on a timely basis at the appropriate costs to us, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. During December of 2001, we experienced a short supply situation with Ethamolin and Acthar due to manufacturing constraints at two of our third party contract manufacturers, which were resolved in 2002. We cannot guarantee that we will not have supply interruptions in the future for Ethamolin and Acthar or any of our current or future products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

If our third party distributors are unable to distribute our products, we will lose potential revenues.

     We currently outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. The outsourcing of these functions is complex, and we may experience difficulties at the third party contractor level that could result in the non-shipment of our products. We have transferred the distribution of Acthar, Nascobal, Ethamolin, Glofil and Inulin to third party distributors, and we distribute VSL#3 from our Union City facility. If we encounter problems with the distribution of these products at the third party distribution level the products could become unavailable and we could lose revenues, or the costs to distribute these products could become higher than we anticipated.

If we lose the services of certain key personnel or are unable to hire skilled personnel in the future, our business will be harmed.

     We are highly dependent on the services of Charles J. Casamento, Chairman, President, and Chief Executive Officer, Timothy E. Morris, Senior Vice President of Finance and Administration and Chief Financial Officer, and Kenneth R. Greathouse, Senior Vice President of Commercial Operations. If we were to lose either Mr. Casamento, Mr. Morris or Mr. Greathouse as employees, our business could be harmed. Moreover, we do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Although only minor increases in staffing levels are expected during 2003, recruiting and retaining management and operational personnel to perform sales and marketing, business development, regulatory affairs, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

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

     Sigma-Tau Finanziaria S.p.A. and its affiliates (“Sigma-Tau”) beneficially own, directly or indirectly, approximately 27% of the voting power of our outstanding voting capital stock, and they beneficially own, including shares of our common stock issuable upon conversion of a convertible debenture and exercise of warrants, approximately 34% of our outstanding common stock, as of June 30, 2003. Accordingly, these shareholders may control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may, at a minimum, have the effect of delaying or preventing a change in the management or voting control of us by a third party. It may also place us in the position of having our large shareholder take control of us and having new management inserted and new objectives adopted.

     On January 17, 2003, Sigma-Tau requested that we increase the size of our Board of Directors by two, with such directors to be nominated by Sigma-Tau and elected by our Board of Directors as soon as possible. Sigma-Tau subsequently rescinded this request. On March 11, 2003, Sigma-Tau indicated that they have determined to sell all or a portion of the shares of our common stock that they currently own. They further indicated that such sales, if they occur, will be through open market transactions or privately negotiated, and will depend on prevailing market conditions at time of sale. Such sales, if they occur, could have a depressing effect on the market price of our common stock. Since this announcement in March, according to information filed with the Securities and Exchange Commission, Sigma-Tau has sold 30,000 shares of our common stock.

If competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated.

     The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. For example, there are products on the market that compete with Acthar, Nascobal, Ethamolin, Glofil-125, Inulin, and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by competitors of ours, preventing us from obtaining this technology on favorable terms, or at all.

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

     Acthar is currently used in patients suffering from arthritis, multiple sclerosis, and infantile spasm. Acthar may be challenged by newer agents, such as synthetic corticosteriods, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. An injectable form of B-12 is widely available in generic form and provides the same benefit as Nascobal at a lower overall cost. One company offers a sclerotherapy agent (chemicals injected into varicose veins that damage and scar the inside lining of the vein, causing it to close) that competes with Ethamolin. Other competitive agents include Rubber Band Ligation methods (procedures in which bleeding esophageal varices are tied off at their base with rubber bands, cutting off the blood flow) such as the Multi-band Superview manufactured by Boston-Scientific, the Multi-band Six Shooter manufactured by Wilson-Cook, and the Multi-band Ligator manufactured by Bard. Other products may reduce the number of bleeding esophageal varices by lowering portal hypertension, such as Sandostatin® manufactured by Novartis. The competition to market FDA-approved active bleeding esophageal varices therapies is intense.

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

     Virtually any number of manufacturers of probiotics may be considered competitors to VSL#3. Among the most notable are Culturelle™ by ConAgra and Probiotica by Johnson and Johnson.

     Several large companies’ products will compete with Emitasol in the delayed onset emesis market, including Zofran® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by Glaxo-Wellcome, Kytril® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by SmithKline Beecham and Reglan® (a medication used to prevent and treat chemotherapy induced nausea and vomiting) by A.H. Robins. These competitive products, however, are currently available in oral and intravenous delivery forms only. Additionally, on March 26, 2003, the FDA approved Merck’s Emend (aprepitant) for various indications including delayed onset emesis. The competition to develop FDA-approved drugs for delayed onset emesis and diabetic gastroparesis is intense.

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

     Certain of our financial measures have fallen below certain of the American Stock Exchange’s (“AMEX”) continued listing standards and we have therefore become subject to possible delisting. Specifically, on August 9, 2002, we received notification from AMEX that we had fallen below the standards set forth in the AMEX Guide Section 1003(a)(i) by having (1) shareholders’ equity of less than $2,000,000 and losses from continuing operations in the last two fiscal years and (2) shareholders’ equity of less than $4,000,000 and losses from continuing operations in the last three fiscal years. The notification provided that we could submit a plan to AMEX by September 10, 2002 advising it of the measures we intended to take in order to bring us into compliance with AMEX’s continuing listing standards. We submitted such a plan of compliance to the AMEX on September 10, 2002. On October 15, 2002, the AMEX notified us that it had completed its review of our plan of compliance and determined that, in accordance with Section 1009 of the AMEX Company Guide, the plan made a reasonable demonstration of our ability to regain compliance with the continued listing standards within eighteen months. We will be subject to periodic review by the AMEX staff during the eighteen month extension period during which period we are required to make progress consistent with our plan and to ultimately comply with the continued listing standards. If we are delisted from AMEX, the public market for our common stock would be limited. In January 2003 we completed a $10 million private placement of Series B convertible preferred stock, and in June 2003 we completed a $5 million private placement of common stock and warrants. These placements increased our net equity and we believe this may bring us back into compliance with the AMEX listing requirements.

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

     Any products that we develop are subject to regulation by federal, state and local governmental authorities in the U.S., including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive pre-clinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

•	stall the marketing, selling and distribution of any products that our corporate partners or we develop,

•	impose significant additional costs on our corporate partners and us,

•	diminish any competitive advantages that we or our corporate partners may attain, and

•	decrease our ability to receive royalties and generate revenues and profits.

     Regulatory approval, if granted, may entail limitations on the indicated uses for which a new product may be marketed that could limit the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing FDA good manufacturing practices. The FDA periodically revises the good manufacturing practices regulations. Failure to comply with applicable regulatory requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing applications and criminal prosecution.

     In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that may result in a delay in the development, production and marketing of our products. As such, we may be required to incur significant costs to comply with current or future laws or regulations. For example, successful late stage Phase III clinical trials for such potentially important treatments such as diabetic gastroparesis and delayed onset emesis may require the enrollment of many patients. Together, the costs of these trials, if funded solely by us, could exceed our current financial resources.

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

     The price of our stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. Our stock price has ranged in value from $2.18 to $0.75 over the last two years. Any number of events, both internal and external to us, may continue to affect our stock price. These include, without limitation, the quarterly and yearly revenues and earnings/losses, our ability to acquire and market appropriate pharmaceuticals, announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk at June 30, 2003 has not changed materially from December 31, 2002, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive

Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 annual meeting of shareholders on May 12, 2003. The following matters received the votes at the meeting as set forth below:

1.	Election of Directors to hold office until the 2004 Annual Meeting of Shareholders.

	Votes For	Votes Withheld

Charles J. Casamento	32,007,104	1,618,570
Robert F. Allnutt	32,395,717	1,229,957
Frank J. Sasinowski	32,383,458	1,242,216
Jon S. Saxe	32,555,909	1,069,765
John T. Spitznagel	32,399,022	1,226,652
Roger G. Stoll	32,571,408	1,054,266
Virgil Thompson	32,566,108	1,059,566

2.	An amendment to the Company’s Amended and Restated Articles of Incorporation increasing the total number of shares of the Company’s Common Stock, authorized for issuance by 30,000,000 shares, so that the total number of shares of Common Stock authorized for issuance is 105,000,000 shares.

For	31,102,927
Against	2,490,425

Abstain	32,222

3.	An amendment to the Company’s 1992 Employee Stock Option Plan (the “1992 Plan”) increasing the aggregate number of shares of Common Stock authorized for issuance under the 1992 Plan by 1,000,000 shares, from 12,500,000 shares to 13,500,000 shares.

For	31,418,748
Against	2,174,505
Abstain	32,421

4.	Approval of the Company’s 2003 Employee Stock Purchase Plan which provides for 900,000 shares of Common Stock to be authorized for employee purchases.

For	32,305,729
Against	1,274,555
Abstain	45,390

5.	Ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

For	33,442,834
Against	147,888
Abstain	34,952

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.28	Asset Purchase Agreement between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc.

10.29	Supply Agreement by and between Nastech Pharmaceutical Company, Inc and Questcor Pharmaceuticals, Inc. †

15.1	Letter regarding Unaudited Financial Information.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

† The Company has requested confidential treatment with respect to portions of this exhibit.

(b)  Reports on Form 8-K

     On January 16, 2003, we reported on Form 8-K, reporting under Item 5, that we had consummated a $10 million private placement of Series B Convertible Preferred Stock and Warrants to purchase Common Stock.

     On February 14, 2003, we reported on Form 8-K, reporting under Item 5, that on February 11, 2003 our Board of Directors adopted a Shareholder Rights Plan.

     On May 15, 2003, we furnished on Form 8-K, under Item 9, our press release of our results for the quarter ended March 31, 2003.

     On June 17, 2003, we reported on Form 8-K, reporting under Item 5, that on June 17, 2003 we completed the Nascobal Product Acquisition, a private placement of Common Stock and Warrants and entered into an agreement with our Series B Preferred Stockholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHARMACEUTICALS, INC.

Date: August 14, 2003	By:	/s/ CHARLES J. CASAMENTO

	By:	Charles J. Casamento Chairman, President & CEO

Date: August 14, 2003		/s/ TIMOTHY E. MORRIS

Timothy E. Morris Vice President, Finance & Administration And Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.28	Asset Purchase Agreement between Nastech Pharmaceutical Company, Inc. and Questcor Pharmaceuticals, Inc

10.29	Supply Agreement by and between Nastech Pharmaceutical Company, Inc and Questcor Pharmaceuticals, Inc. †

15.1	Letter regarding Unaudited Financial Information

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

† The Company has requested confidential treatment with respect to portions of this exhibit.