Form 10-Q
period 2003-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2003-11-12
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes [  ] No [x]

     At November 6, 2003 there were 44,379,058 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,284	$6,156
Short-term investments	2,537	1,350
Accounts receivable, net of allowances of $75 at September 30, 2003 and $49 at December 31, 2002	2,144	1,590
Inventories, net	1,087	391
Prepaid expenses and other current assets	589	979

Total current assets	8,641	10,466
Property and equipment, net	657	585
Purchased technology, net	13,994	382
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	832	854

Total assets	$24,603	$12,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,025	$1,230
Accrued compensation	519	794
Other accrued liabilities	1,058	1,205
Payable relating to product acquisition	2,183	—
Short-term debt and current portion of long-term debt	153	218
Current portion of capital lease obligations	—	1

Total current liabilities	4,938	3,448
Convertible debentures, (face amount of $4,000), net of deemed discount of $721 at September 30, 2003 and $1,092 at December 31, 2002	3,279	2,908
Other non-current liabilities	928	833
Commitments and Contingencies
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at September 30, 2003 and December 31, 2002 (aggregate liquidation preference of $10,000 at September 30, 2003 and December 31, 2002)	5,081	5,081
Stockholders’ equity:
Preferred stock, no par value, 10,000 Series B shares issued and outstanding at September 30, 2003, net of issuance costs (aggregate liquidation preference of $10,000 at September 30, 2003)	9,178	—
Common stock, no par value, 105,000,000 shares authorized; 44,342,808 and 38,676,592 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	84,263	77,528
Deferred compensation	(20)	(22)
Accumulated deficit	(83,044)	(76,968)
Accumulated other comprehensive loss	—	(42)

Total stockholders’ equity	10,377	496

Total liabilities and stockholders’ equity	$24,603	$12,766

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Net product sales	$3,943	$3,772	$9,185	$10,885
Grant and royalty revenue	24	26	58	158
Technology revenue	—	—	250	250
Services revenue from a related party	—	50	—	150

Total revenues	3,967	3,848	9,493	11,443

Operating costs and expenses:
Cost of product sales	796	881	2,620	2,243
Selling, general and administrative	2,630	2,892	7,950	8,666
Research and development	590	582	1,912	1,692
Depreciation and amortization	441	262	822	921

Total operating costs and expenses	4,457	4,617	13,304	13,522

Loss from operations	(490)	(769)	(3,811)	(2,079)
Non-cash amortization of deemed discount on convertible debentures	(130)	(130)	(391)	(305)
Interest income (expense), net	(18)	(11)	(32)	3
Other income (expense), net	5	(151)	(75)	(261)
Rental income, net	57	66	194	212

Net loss	(576)	(995)	(4,115)	(2,430)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	1,394	—
Dividends on Series B Preferred Stock	200	—	567	—

Net loss applicable to common stockholders	$(776)	$(995)	$(6,076)	$(2,430)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	44,275	38,632	40,987	38,317

Basic and diluted net loss per share applicable to common stockholders	$(0.02)	$(0.03)	$(0.15)	$(0.06)

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(4,115)	$(2,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	40	311
Amortization of deemed discount on convertible debentures	391	305
Amortization of deferred compensation	44	—
Depreciation and amortization	822	921
Other-than-temporary loss on investment	51	367
Deferred rent expense	29	(77)
Loss on the sale of investments	14	—
(Gain)/loss on the sale of equipment, net	9	(37)
Changes in operating assets and liabilities:
Accounts receivable	(554)	260
Inventories	(631)	(340)
Prepaid expenses and other current assets	366	(523)
Accounts payable	(205)	275
Accrued compensation	(275)	192
Other accrued liabilities	(147)	536
Other non-current liabilities	67	—

Net cash flows used in operating activities	(4,094)	(240)

INVESTING ACTIVITIES
Purchase of property and equipment	(307)	(323)
Purchase of short-term investments	(3,029)	—
Acquisition of purchased technology	(12,113)	—
Proceeds from maturities and sales of short-term investments	1,818	—
Proceeds from sale of property and equipment	23	51
Decrease in other assets	2	142

Net cash flows used in investing activities	(13,606)	(130)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	5,058	557
Issuance of Series B preferred stock and warrants, net of issuance costs	9,404	—
Issuance of convertible debentures	—	4,000
Short-term borrowings	465	1,172
Repayment of note payable to bank	—	(5,000)
Repayment of short-term and long-term debt	(531)	(1,296)
Payment of Series B preferred stock dividends	(567)	—
Repayments of capital lease obligations	(1)	(43)

Net cash flows provided by/(used in) financing activities	13,828	(610)

Decrease in cash and cash equivalents	(3,872)	(980)
Cash and cash equivalents at beginning of period	6,156	10,183

Cash and cash equivalents at end of period	$2,284	$9,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$250	$150

Amount payable relating to product acquisition	$2,183	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED SEPTEMBER 30, 2003 FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that acquires, develops, markets and sells brand name prescription drugs through a U.S. direct sales force and overseas distributors. The Company focuses on the treatment of conditions, including central nervous system (“CNS”) diseases and gastroenterological disorders which are served by a concentrated group of physicians, such as neurologists and gastroenterologists. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused, targeted sales and marketing effort and complement the Company’s existing products. In addition, through corporate collaborations, the Company intends to develop new patented intranasal formulations of previously FDA approved drugs. The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with Multiple Sclerosis (“MS”) and is commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125, which is an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Due to minimal demand and increasing production costs, the Company discontinued marketing and selling Inulin in Sodium Chloride on September 30, 2003. On June 17, 2003, the Company acquired Nascobal®, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”). The Company began distributing Nascobal in July 2003. The Company markets Nascobal for patients with severe deficiencies of Vitamin B-12 associated with MS and Crohn’s Disease as these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. In June 2002, the Company signed a license agreement with Fabre Kramer Pharmaceuticals, Inc., whereby Fabre Kramer will manage and provide funding for the clinical development programs for Hypnostat™ (an intranasal triazolam for the treatment of insomnia) and Panistat™ (an intranasal alprazolam for the treatment of panic disorders).

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003 with the Securities and Exchange Commission. The accompanying balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain amounts in the prior quarter’s financial statements have been reclassified to conform with the current quarter’s presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the Consolidated Financial Statements.

     In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements the Company enters into after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Consolidated Financial Statements as of September 30, 2003. The Company will evaluate the impact of EITF 00-21 on future revenue arrangements it enters into.

3. STOCK-BASED COMPENSATION

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the fair value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the estimated fair value of options is amortized to expense over the options’ vesting periods.

     Compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services”, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

     The following table illustrates the effect on net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders as reported	$(776)	$(995)	$(6,076)	$(2,430)
Add: Stock-based employee compensation expense included in reported net loss	37	2	51	9
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(343)	(303)	(1,010)	(1,076)

Net loss applicable to common stockholders, pro forma	$(1,082)	$(1,296)	$(7,035)	$(3,497)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(0.02)	$(0.03)	$(0.15)	$(0.06)

Pro forma	$(0.02)	$(0.03)	$(0.17)	$(0.09)

4. REVENUE RECOGNITION

     Revenues from product sales of Acthar, Nascobal, Ethamolin, Glofil-125, Inulin and VSL#3 are recognized based upon shipping terms, net of estimated reserves for sales returns, government chargebacks, Medicaid rebates, and discounts. The Company discontinued marketing and selling Inulin in Sodium Chloride on September 30, 2003. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company records estimated sales allowances against product revenues for expected returns, chargebacks, Medicaid rebates and discounts based on historical sales returns, chargebacks, and Medicaid rebates, analysis of return merchandise authorizations and other known factors such as shelf life of products, as required. The Company continually assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its allowances as appropriate. The Company’s return policy allows customers to return expired product for exchange within six months beyond the expiration date. Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns. Rather, returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in “Cost of Product Sales.” Returns are subject to quality assurance reviews prior to acceptance. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3, the Company sells directly to consumers. The Company does not require collateral from its customers.

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

     Shipping and handling costs are included in “Cost of Product Sales.”

5. NASCOBAL ACQUISITION

     On June 17, 2003, the Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech. Under the terms of the Nascobal Asset Purchase Agreement, the Company made an initial cash payment of $9 million upon the closing of the acquisition, an additional cash payment of $3 million in the third quarter and is required to pay an additional $2.2 million payable on or before December 31, 2003. The $2.2 million payable is included in “Payable Relating to Product Acquisition” on the accompanying Condensed Consolidated Balance Sheet. As part of the acquisition, the Company is also acquiring rights to Nascobal nasal spray, an improved dosage form, for which a New Drug Application (“NDA”) is expected to be filed by Nastech with the FDA before the end of 2003. Nastech retains a security interest in the patents, trademarks, and other intellectual property relating to Nascobal. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company is required to make a $2 million payment for the transfer of the NDA from Nastech to the Company. Further, subject to the approval of the NDA for the new Nascobal nasal spray dosage form and upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, the Company is required to make a second $2 million payment. The Company and Nastech have also entered into a long term supply agreement under which Nastech will continue to manufacture Nascobal for the Company at its FDA approved, cGMP manufacturing facility in Hauppauge, New York.

     The Company accounted for the product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. Of the purchase cost of $14.3 million, which includes acquisition costs of $0.1 million, $14.2 million was attributed to Purchased technology, and $0.1 million to inventory. Purchased technology will be amortized over the estimated life of 15 years. Amortization expense was $276,000 for the three and nine month periods ended September 30, 2003. Amortization expense will be approximately $511,000 for 2003, approximately $949,000 per year from 2004 through 2017, and approximately $435,000 for 2018.

6. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $4,821,000 and $7,506,000 at September 30, 2003, and December 31, 2002, respectively.

     Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross	Estimated
September 30, 2003	Amortized Cost	Unrealized Gain	Fair Value

Cash equivalents:
Money market funds	$2,172	$—	$2,172

	$2,172	$—	$2,172

Short-term investments:
Commercial paper	$250	$—	$250
Corporate bonds	2,287	—	2,287

	$2,537	$—	$2,537

	Gross	Gross	Estimated
December 31, 2002	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money market funds	$5,400	$—	$5,400
Commercial paper	499	—	499

	$5,899	$—	$5,899

Short-term investments:
Commercial paper	$498	$—	$498
Corporate bonds	761	—	761
Corporate equity investments	133	(42)	91

	$1,392	$(42)	$1,350

     In 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $14,000 related to its Rigel equity investment. These amounts are included in “Other Income (Expense)” on the accompanying Consolidated Statement of Operations.

7. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$522	$70
Finished goods	850	397
Less allowance for excess and obsolete inventories	(285)	(76)

	$1,087	$391

8. INTANGIBLE ASSETS

     Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at September 30, 2003 and December 31, 2002. In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill on January 1, 2002. The Company performed an impairment test of goodwill as of January 1, 2003, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests or more frequently if indicators of potential impairment exist. As of September 30, 2003, no indicators of potential impairment existed. No such impairment losses have been recorded to date.

     Purchased technology at September 30, 2003 includes $14.2 million related to the Nascobal acquisition; see Note 4 – Nascobal Acquisition. The Nascobal purchased technology is being amortized over its estimated life of 15 years. The remaining purchased technology net balance of $39,000 at September 30, 2003 and $382,000 at December 31, 2002 is being amortized over the estimated sales life of the associated product (seven years) and will be amortized in full during the fourth quarter of 2003.

9. LINE OF CREDIT

     In January 2002, the Company entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp. Under the agreement, the Company can borrow up to the lesser of 80% of its eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the agreement automatically renews annually, unless terminated by the Company. There were no borrowings under this line of credit as of September 30, 2003. The line of credit is secured by a blanket lien on all assets including intellectual property. As of September 30, 2003, $1,346,000 was available for borrowing under the line of credit.

10. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES

     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

11. NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

Had the Company been in a net income position for the periods ended September 30, 2003, shares used in calculating diluted earnings per share applicable to common stockholders would have included the dilutive effect of an additional 9,743,336 stock options, 12,780,446 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures (if dilutive), placement unit options for 127,676 shares and 10,340,711 warrants.

12. EQUITY TRANSACTIONS

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

     On June 11, 2003, the Company consummated a private placement of its Common Stock and warrants to purchase Common Stock. The Company issued 4,979,360 shares of Common Stock in the private placement at $1.01 per share, which was the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. Gross proceeds to the Company from the private placement were approximately $5 million. Net of issuance costs, the proceeds to the Company were $4.8 million.

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

13. SERIES B CONVERTIBLE PREFERRED STOCK

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

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of September 30, 2003, the redemption value of the Series B Preferred Stock was $10 million.

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

     As a result of the decrease to the exercise price of the warrants, the Company revalued the warrants issued to the Series B Preferred Stockholders, resulting in an incremental value of $93,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 1.4%; an expiration date of January 15, 2007; volatility of 70% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $93,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share applicable to common stockholders.

14. RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Sigma Tau beneficially owned approximately 34% of the Company’s outstanding stock as of September 30, 2003. In June 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ending September 30, 2003 was $256,000 and is included in Net Product Sales. Included in Accounts Payable is $104,000 for amounts owed to VSL at September 30, 2003. An access fee to VSL is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended September 30, 2003, the amount of the access fee was $36,000 and is included in Selling, General and Administrative expense in the accompanying Consolidated Statement of Operations. During the quarter ended September 30, 2003 the Company paid $91,000 to VSL for the purchase of VSL#3 product and access fees.

     In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s former Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar®. The Company paid Glenridge $77,000 and $106,000 in the quarters ended September 30, 2003 and 2002, and $228,000 and $353,000 for the nine months ended September 30, 2003 and 2002, respectively, related to royalties on Acthar® sales. The Company has accrued $70,000 for royalties earned in the quarter ended September 30, 2003, which is included in Other Accrued Liabilities on the accompanying Consolidated Balance Sheet.

15. COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(576)	$(995)	$(4,115)	$(2,430)
Change in unrealized gains (losses) on available-for-sale securities	—	15	42	115

Comprehensive loss	$(576)	$(980)	$(4,073)	$(2,315)

16. SHAREHOLDER RIGHTS PLAN

     On February 11, 2003 the Board of Directors of the Company adopted a Shareholder Rights Plan. In connection with the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth (1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Sigma-Tau Finanziaria S.p.A., together with all of its Affiliates and Associates, including, without limitation Defiante Farmaceutica L.D.A., Sigma-Tau International S.A., Paolo Cavazza and Claudio Cavazza,), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

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

Independent Accountants’ Review Report

The Board of Directors
Questcor Pharmaceuticals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 9, 2003

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

Overview

     We are a specialty pharmaceutical company that acquires, develops, markets and sells brand name prescription drugs through a U.S. direct sales force and overseas distributors. We focus on the treatment of conditions, including central nervous system (“CNS”) diseases and gastroenterological disorders which are served by a concentrated group of physicians, such as neurologists and gastroenterologists. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused, targeted sales and marketing effort and complement our existing products. In addition, through corporate collaborations, we intend to develop new patented intranasal formulations of previously FDA approved drugs. We currently market five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125 which is an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3™, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal (GI) function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Due to minimal demand and increasing production costs, we discontinued marketing and selling Inulin in Sodium Chloride on September 30, 2003. On June 17, 2003, we acquired Nascobal®, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”). We began distributing Nascobal in July 2003. We are marketing Nascobal for patients with severe deficiencies of Vitamin B-12 associated with MS and Crohn’s Disease as these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system.

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

     We have sustained an accumulated deficit of $83.0 million from inception through September 30, 2003. At September 30, 2003, we had $4.8 million in cash, cash equivalents and short-term investments. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, customers adherence to our sales and exchange policies, completion of the Acthar site transfer, the amount of inventory existing at the wholesale level, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering arrangements and the receipt of milestone payments.

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

Results of Operations

     Three months ended September 30, 2003 compared to the three months ended September 30, 2002:

     Total revenues for the quarter ended September 30, 2003 increased $119,000, or 3%, to $3,967,000 from total revenues of $3,848,000 for the quarter ended September 30, 2002.

     For the quarter ended September 30, 2003, net product sales increased $171,000, or 5%, to $3,943,000 from $3,772,000 for the quarter ended September 30, 2002. We commenced sales of Nascobal in July 2003, which contributed to the increase in third quarter net product sales. The net product sales for the third quarter of 2002 included the impact of advance buying by customers upon notification of our price increase for Ethamolin and Acthar that went into effect June 24, 2002. From the date of the notification of the price increase through the effective date of the price increase, we received $3,231,000 of Acthar and Ethamolin orders of which $2,454,000 were filled in July 2002.

     During the quarter ended September 30, 2003, we replaced vials of Acthar at no cost for certain of the returned product of Acthar batches that expired in November 2002 and May 2003. Subsequent to September 30, 2003, we will continue to replace Acthar returned from expired lots. We will do so again for the Acthar lot that expires in January 2004. We believe the shipment of replacement product may have displaced sales of Acthar in the quarter ended September 30, 2003, and the replacement of product subsequent to September 30, 2003 for product that expired in May 2003 and expiring in January 2004 and future expiring product may displace future quarter sales. The full extent of this displacement is not ascertainable at this time, however, as of September 30, 2003, customers have requested the replacement of expired Acthar with a sales value of greater than $850,000. We intend to replace this expired product in the fourth quarter of 2003. These replacements will likely displace sales in future periods. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales.

     For the quarter ended September 30, 2003, net product sales of Ethamolin declined substantially. This is partially due to the prior year’s results including the advanced buying upon notification of the price increase for Ethamolin that went into effect June 24, 2002 as described above. In addition, we reviewed the external demand data over the last two years and noted that the demand for Ethamolin is declining. We believe this decline is partially a result of procedures and devices being used to treat bleeding esophageal varices rather than the use of sclerosing agents. Also in the current period, we noted one of our major customers purchased large quantities of Ethamolin. We believe, through review of external data, that the amount purchased by this major customer was in excess of historical demand and represents over nine months of inventory at their reported demand. To the extent that inventory held by our wholesalers exceeds ultimate demand, we believe that this will adversely impact our future net product sales.

     Grant and royalty revenue decreased by $2,000, or 8%, to $24,000 for the quarter ended September 30, 2003 from $26,000 for the quarter ended September 30, 2002. This decrease was primarily a result of lower reimbursement under our Small Business Innovation Research (“SBIR”) grant due to less activity taking place with the GERI compound research projects in the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. The GERI grant was terminated on July 31, 2003.

     For the quarter ended September 30, 2003 we did not recognize any services revenue. We recognized $50,000 of services revenue from a related party for the quarter ended September 30, 2002. This amount reflects revenues recorded through September 30, 2002, resulting from a $200,000 payment made to us by VSL for certain promotional activities we undertook to support the launch of VSL#3™ in the quarter ended June 30, 2002. The balance was recognized as revenue ratably through December 2002, at which time it was fully recognized.

     Cost of product sales decreased $85,000, or 10%, to $796,000 for the quarter ended September 30, 2003 from $881,000 for the quarter ended September 30, 2002. This decrease is due primarily to a change in our product mix. In addition, the quarter ended September 30, 2002 included an increase in our excess inventory allowance. We expect per unit material costs to increase in the future due to higher contract manufacturing costs. Cost of product sales as a percentage of net product sales improved to 20% for the quarter ended September 30, 2003 as compared to 23% for the quarter ended September 30, 2002. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. We expect cost of product sales to increase as a result of our outsourcing of these functions. We have entered into agreements with various vendors to distribute Acthar, Nascobal, Ethamolin, Glofil and Inulin, and we distribute VSL#3 from our Union City facility. We discontinued marketing and selling Inulin in Sodium Chloride on September 30, 2003.

     Selling, general and administrative expenses for the quarter ended September 30, 2003 decreased $262,000 or 9% to $2,630,000 from $2,892,000 for the quarter ended September 30, 2002. The decrease is primarily due to less marketing, investor relations consulting and compensation costs incurred in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Also contributing to the decrease was an overall reduction of spending in our general and administrative functions.

     Research and development expenses for the quarter ended September 30, 2003 increased $8,000, or 1%, to $590,000, from $582,000 for the quarter ended September 30, 2002. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. In the quarter ended September 30, 2003, we ceased use of our Carlsbad facility and accordingly recorded a charge related to the remaining lease payments. The increase is primarily due to the cease-use charge relating to the Carlsbad facility, offset in part by a reduction in royalty and compensation expense as compared to the quarter ended September 30, 2002. Although minimal site transfer costs were incurred in the quarter ended September 30, 2003, the costs related to the Acthar site transfer may fluctuate in the future depending on the timing of work performed and the costs related to such activities.

     Depreciation and amortization expense increased by $179,000, or 68%, to $441,000 for the quarter ended September 30, 2003, from $262,000 for the quarter ended September 30, 2002. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million), which will be amortized over 15 years. The prior purchased technology’s net remaining balance of $39,000 will be fully amortized in 2003.

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended September 30, 2003 was $130,000, consistent with the quarter ended September 30, 2002. The convertible debentures were issued March 15, 2002.

     Interest expense, net increased by $7,000, or 64%, to $18,000 for the quarter ended September 30, 2003 from $11,000 for the quarter ended September 30, 2002 primarily due to lower interest income due to lower cash balances during the quarter and lower interest rates compared to the same period in 2002.

     Other income increased by $156,000 to $5,000 for the quarter ended September 30, 2003, from $151,000 of other expense, net for the quarter ended September 30, 2002. For the quarter ended September 30, 2002, we recorded an other-than-temporary loss of

$186,000 on our investment in Rigel Pharmaceuticals’ equity securities. We liquidated our entire equity position in Rigel in the second quarter of 2003.

     Rental income, net was consistent for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

     Preferred Stock dividends of $200,000 represent the 8% cash dividends payable to the Series B Preferred Stock holders. These dividends are required to be paid in cash quarterly. The Series B Preferred Stock was issued in January of 2003.

     Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

     For the nine months ended September 30, 2003, net product sales decreased $1,700,000, or 16%, to $9,185,000 from $10,885,000 for the nine months ended September 30, 2002. The net product sales for the nine months ended September 30, 2002 included the impact of advance buying upon notification of the price increase for Ethamolin and Acthar that went into effect June 24, 2002. From the date of the notification of the price increase through the effective date of the price increase, we received $3,231,000 of Acthar and Ethamolin orders of which $2,454,000 were filled in July 2002. In addition, during the nine months ended September 30, 2002, we shipped backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar and $408,000 for Ethamolin. We believe that a portion of the decrease in net product sales for the nine months ended September 30, 2003 is attributable to these purchases made as a result of the notification of the price increase and from the shipment of the backorders. This decline in net product sales was partially offset by an increase in the list price of Acthar and Ethamolin in April 2003 and the initiation of Nascobal sales in July 2003. The remaining decrease in net product sales can be partially attributed to our decision to not ship short-dated product during the first quarter of 2003 and may also be attributed to the replacement of previously expired product at no cost to the customer in accordance with our exchange policy.

     In the first quarter of 2003, due to the relatively short dating of Acthar in our inventories and at the wholesale level, we briefly limited Acthar shipments to critical care and emergency situations. After we obtained approval in November 2002 to extend the expiration date on Acthar to 18 months from 12 months, we resumed shipments of Acthar with a January 2004 expiration date when the extended dated material was released late in the first quarter of 2003. During the nine months ended September 30, 2003, we replaced vials of Acthar at no cost for certain of the returned Acthar lots that expired in November 2002 and May 2003. Subsequent to September 30, 2003, we will continue to replace Acthar returned from the November 2002 and May 2003 expired lots. We will do so again for the Acthar lot that expires in January 2004. We believe the shipment of replacement product may have displaced sales in the nine months ended September 30, 2003, and the replacement of product that expired in May 2003 and expiring in January 2004 and future expiring product may displace future quarter sales. The full extent of this displacement is not ascertainable at this time; however, as of September 30, 2003, customers have requested the replacement of expired Acthar with a sales value of greater than $850,000. We intend to replace this expired product in the fourth quarter of 2003. These replacements will likely displace sales in future periods.

     For the nine months ended September 30, 2003, net product sales of Ethamolin declined substantially. This is partially due to the prior years' results including the advanced buying upon notification of the price increase for Ethamolin that went into effect June 24, 2002 as describe above. In addition, we reviewed the external demand data over the last two years and noted that the demand for Ethamolin is declining. We believe this decline is partially a result of devices being used to treat bleeding esophageal varices rather than the use of sclerosing agents. Also in the current period, we noted one of our major customers purchased large quantities of Ethamolin. We believe, through review of external data, that the amount purchased by this major customer was in excess of historical demand and represents over nine months inventory at their reported demand. To the extent that inventory held by our wholesalers exceeds ultimate demand, we believe that this will adversely impact our future net product sales.

     Grant and royalty revenue for the nine months ended September 30, 2003 decreased $100,000, or 63%, to $58,000 from $158,000 for the nine months ended September 30, 2002. This decrease was a result of lower reimbursement under the SBIR grant due to less activity taking place with the GERI compound research project in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The GERI grant was terminated on July 31, 2003. The royalty revenue represents sales of Pramidin® in Italy, under a license agreement we had with sirton Pharmaceuticals, S.p.A. that expired in accordance with its terms in September 2002.

     In both the nine months ended September 30, 2003 and 2002, we recognized $250,000 in technology revenue related to the License Agreement with Fabre-Kramer. Additionally, we had services revenue from a related party of $150,000 for the nine months ended September 30, 2002. This amount reflects revenues resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3. The balance was recognized as revenue ratably through December 2002 at which time it was fully recognized.

     Cost of product sales for the nine months ended September 30, 2003 increased $377,000, or 17%, to $2,620,000 from $2,243,000 for the nine months ended September 30, 2002. The increase is due to increases in our excess inventory allowance, increases in per unit material costs and increases in costs related to the replacement of expired product. We expect per unit material costs to increase in the future due to higher contract manufacturing costs. Cost of product sales as a percentage of net product sales increased to 29% for the nine months ended September 30, 2003 from 21% for the nine months ended September 30, 2002. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. We expect cost of product sales to increase as a result of our outsourcing of these functions. We have entered into agreements with various vendors to distribute Acthar, Nascobal, Ethamolin, Glofil and Inulin, and we distribute VSL#3 from our Union City facility. We discontinued marketing and selling Inulin in Sodium Chloride on September 30, 2003.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by $716,000 to $7,950,000, from $8,666,000 for the nine months ended September 30, 2002. Marketing expense decreased for the nine months ended September 30, 2003, but was offset by increased salary and other costs as a result of the full nine months impact of the expansion to our sales and marketing departments that took place in May 2002. In addition, non-cash charges for stock-based compensation of $243,000 were recorded in the nine months ended September 30, 2002. Also contributing to the decrease was an overall reduction of spending in our general and administrative functions.

     Research and development expenses for the nine months ended September 30, 2003 increased by $220,000, or 13%, to $1,912,000 from $1,692,000 for the nine months ended September 30, 2002. The costs included in research and development relate primarily to manufacturing site transfers and medical and regulatory affairs compliance activities. This increase is primarily due to consulting and outside testing costs incurred related to the Acthar site transfer in the first nine months of 2003 as compared to the first nine months of 2002. In the nine months ended September 30, 2003, a third party contract laboratory completed several tests as part of the Acthar manufacturing site transfer. To date, this laboratory has been unsuccessful in validating the assay in order to complete the transfer. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially. The costs related to the Acthar site transfer may fluctuate depending on the timing of work performed and the costs related to such activities. In addition, in the nine months ended September 30, 2003, we ceased use of our Carlsbad facility and accordingly recorded a charge related to the remaining lease payments which contributed to the increase.

     Depreciation and amortization expense decreased by $99,000, or 11%, to $822,000 for the nine months ended September 30, 2003, from $921,000 for the nine months ended September 30, 2002. The decrease was primarily due to assets becoming fully depreciated and a portion of purchased technology becoming fully amortized, offset by amortization of the purchased technology related to the Nascobal acquisition (in June 2003), which will be amortized over 15 years.

     Non-cash amortization of deemed discount on convertible debentures for the nine months ended September 30, 2003 increased by $86,000, or 28%, to $391,000 from $305,000 for the nine months ended September 30, 2002. The increase was due to the current period representing a full nine month’s amortization of deemed discount related to the convertible debentures. The convertible debentures were issued March 15, 2002.

     Interest expense, net, increased by $35,000 to $32,000 for the nine months ended September 30, 2003 from net interest income of $3,000 for the nine months ended September 30, 2002. This was primarily due to the current period representing a full nine months interest expense on the convertible debentures issued March 15, 2002. In addition, for the nine months ended September 30, 2003 less interest income was earned due to lower cash balances during the period and lower interest rates compared to the same period in 2002.

     Other expense, net, decreased by $186,000, or 71%, to $75,000 for the nine months ended September 30, 2003 from $261,000 for the nine months ended September 30, 2002. The decrease in expense is primarily due to a smaller loss related to our investment in Rigel Pharmaceuticals’ equity securities recorded in the nine months ended September 30, 2003 as compared to the same period for 2002. We liquidated our entire equity position in Rigel in the second quarter of 2003. As such, for the nine months ended September 30, 2003 we recorded an other-than-temporary loss of $51,000 and realized losses of $14,000 on the Rigel equity investment as compared to a $367,000 other-than-temporary loss recorded on the Rigel equity securities investment for the nine month period ended September 30, 2002. The other expense for the nine months ended September 30, 2002, was partially offset by other income recognized in the period as a result of receipt of profits arising from short swing stock trades executed by one of our 10% shareholders.

     Rental income, net was consistent for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Non-cash deemed dividend of $1,394,000 at September 30, 2003 is related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the Common Stock on the commitment date. In addition, on June 13, 2003, we obtained a letter from our Series B Preferred Stock holders whereby certain covenants were waived. In exchange for such waiver, the exercise price of the warrant was reduced. The beneficial conversion feature was revalued using the new exercise price and the increase in value was recorded as a deemed dividend.

     Preferred Stock dividends of $567,000 represent the 8% cash dividends payable to the Series B Preferred Stock holders. These dividends are required to be paid in cash quarterly.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities. Through September 30, 2003, we have raised total net proceeds of $60.6 million. We have also funded our activities to date to a lesser extent through product sales.

     At September 30, 2003, we had cash, cash equivalents and short-term investments of $4,821,000 compared to $7,506,000 at December 31, 2002. At September 30, 2003, our working capital was $3,703,000 compared to $7,018,000 at December 31, 2002. The decrease in our working capital was principally due to the $14.3 million acquisition of Nascobal and funds used in operations, offset by net proceeds received in our $10 million private placement of Series B Convertible Preferred Stock in January 2003 and our $5 million private placement of Common Stock and warrants in June 2003.

     In connection with our acquisition of Nascobal, we are required to pay an additional $2.2 million payable to Nastech on or before December 31, 2003. The $2.2 million payable is included in the “Payable Relating to Product Acquisition” on the accompanying Condensed Consolidated Balance Sheet. As part of the acquisition, we are also acquiring rights to Nascobal nasal spray, an improved dosage form, for which an NDA is expected to be filed by Nastech with the FDA before the end of 2003. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, we will be required to make a $2 million payment for the transfer of the NDA from Nastech to us. Further, subject to the approval of the NDA for the new Nascobal nasal spray dosage form and upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, we will be required to make a second $2 million payment.

     We may have substantial cash outlays for the Acthar site transfer. The site transfer process is not complete and may require substantial cash outlays for the work performed, capital expenditures and inventory, prior to the transfer being complete.

     It is currently our customer’s standard practice to deduct from payments to us the amount of the sales value of expired product that they have requested for return (“returns receivable”). The returns receivable amounted to $478,000 at September 30, 2003. Customers have indicated that they will reimburse Questcor for these deductions upon the replacement of units in accordance with our exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of September 30, 2003, replacement units have been shipped relating to the majority of amounts owing to us and we are seeking reimbursement from these customers. As long as our customer’s standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible.

     In January 2002, we entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp. Under the agreement, we can borrow up to the lesser of 80% of our eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the note automatically renews annually, unless we terminate the agreement. There were no borrowings under this line of credit as of September 30, 2003. The line of credit is secured by a blanket lien on all of our assets including intellectual property. As of September 30, 2003, $1,346,000 was available for borrowing under the line of credit.

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

     In June 2003, we entered into agreements with the holders of record of our Series B Preferred Stock, whereby the holders of Series B Preferred Stock waived certain covenants and rights to receive additional dividends as provided in the Certificate of Determination, which may have been triggered as a result of our acquisition of Nascobal and the use of our cash resources to pay the purchase price

(the “Acquisition”). Specifically, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in our being unable to satisfy the test set forth in Sections 500 and 501 of the California Corporations Code to allow for us to redeem all of the issued and outstanding shares of Series B Preferred Stock. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which (A) our assets (exclusive of goodwill, capitalized research, and development expenses and deferred charges) equal less than 125% of our liabilities (not including deferred taxes, deferred income and other deferred credits) or (B) our current assets equal less than 80% of our current liabilities. Additionally, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in our being unable to maintain Net Cash, Cash Equivalents and Eligible Investment Balances (as defined in the Certificate of Determination) in an amount equal to $5 million. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which we fail to maintain Net Cash, Cash Equivalents and Eligible Investment Balances in an amount equal to at least $2.5 million. The holders of Series B Preferred Stock also agreed that: (i) the Acquisition would not constitute a breach of the covenant in the Certificate of Determination requiring us to use our best efforts to maintain compliance with Sections 500 and 501 of the California Corporations Code to be able to pay dividends on and to redeem all of the issued and outstanding shares of Series B Preferred Stock; and (ii) the incurrence by us of contingent obligations to pay additional amounts to Nastech of $5,183,333 and the granting of a security interest in the acquired Nascobal product would not constitute a breach of the covenants in the Certificate of Determination restricting our ability to incur indebtedness and create liens. In consideration of such agreements, we agreed to adjust the exercise price of warrants to purchase 3,399,911 shares of our common stock previously issued by us to the holders of Series B Preferred Stock from $1.0824 per share to $0.9412 per share.

     Also in June 2003, we consummated a private placement of our Common Stock and warrants to purchase Common Stock. We issued 4,979,360 shares of Common Stock in the private placement at $1.01 per share, which was the volume weighted average price of the common stock for the five days prior to and including the close of the private placement. Gross proceeds to us from the private placement were approximately $5 million. The purchasers of our Common Stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of Common Stock at an exercise price of $1.26 per share, which represented a 25% premium to the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. The warrants expire in June 2008.

     In August 2002, we were notified by the American Stock Exchange (“AMEX”) that certain of our financial measures fell below certain of AMEX’s continued listing standards and we had therefore become subject to possible delisting. On October 15, 2003, AMEX notified us that it had completed its review of Questcor and determined that we are now in compliance with AMEX’s applicable continued listing standards.

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

     We are seeking to raise additional funds through public or private equity financing or from other sources, before the end of 2003 to first, fund operations and to meet our obligations, second, to seek to comply with certain covenants and thus avoid the payment of additional dividends of 6% to the holders of the Series B Convertible Preferred Stock for which we have a waiver through the end of 2003 as described above, and, third, if funds remain, acquire additional products and expand our operations. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

RISK FACTORS

     The following risk factors supplement the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. You should carefully consider the following risk factors, in addition to the other information included in this prospectus, before purchasing shares of our common stock. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.

Our inability to secure additional funding could lead to a loss of your investment.

     We are seeking to raise additional funds through public or private equity financing or from other sources, before the end of 2003 to first, fund operations and to meet our obligations, second, to seek to comply with certain covenants and thus avoid the payment of additional dividends of 6% to the holders of the Series B Convertible Preferred Stock for which we have a waiver through the end of 2003, and, third, if funds remain, acquire additional products and expand our operations. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk at September 30, 2003 has not changed materially from December 31, 2002, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     On August 14, 2003, we furnished on Form 8-K, under Item 9, our press release of our results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHARMACEUTICALS, INC.

Date: November 12, 2003	By:	/s/ CHARLES J. CASAMENTO

	By:	Charles J. Casamento
Chairman, President & CEO

Date: November 12, 2003		/s/ TIMOTHY E. MORRIS

Timothy E. Morris
Vice President, Finance & Administration
And Chief Financial Officer (Principal
Financial and Accounting Officer)

Exhibit Index

10.30	Letter Agreement dated September 2, 2003 between the Company and Roy Jerald Beers.

10.31	Confidential Separation Agreement and Release dated September 30, 2003 between the Company and Kenneth R. Greathouse.

15.1	Letter regarding Unaudited Financial Information

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.