Form 10-K
period 2003-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2004-03-30
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003
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

      The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $31,217,565 as of June 30, 2003, based upon the last sales price of the Registrant’s Common Stock reported on the American Stock Exchange. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 13,051,037 shares held by directors, officers and stockholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2003. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

      As of March 22, 2004 the Registrant had 50,923,101 shares of Common Stock outstanding.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrants Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.	Business of Questcor

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Questcor’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 “Business of Questcor,” including without limitation “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in any documents incorporated by reference herein or therein. When used in this annual report, the terms “Questcor,” “Company,” “we,” “our,” “ours” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

      We are a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through our U.S. direct sales force and international commercialization partners. We focus on the treatment of central nervous system (“CNS”) diseases and gastroenterological disorders, which are served by a concentrated group of physicians such as neurologists and gastroenterologists. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, and complement our existing products. In addition, through corporate collaborations, we intend to develop new patented intranasal formulations of medications previously approved by the Food and Drug Administration (“FDA”). For the year ended December 31, 2003, our total revenues were $14.1 million.

      Large multinational companies dominate the U.S. prescription pharmaceutical market. These companies tend to focus on drugs with annual sales in excess of $1 billion and often divest products that, as a result of consolidation or lack of strategic fit, do not meet the threshold level of sales required for continued marketing and promotion. Since our inception, we have acquired and licensed products from Aventis Pharmaceuticals, Inc. (“Aventis”), Schwartz Pharma AG, Nastech Pharmaceutical Company, Inc. (“Nastech”) and other pharmaceutical companies. Smaller drug development or biotech companies that do not have the capabilities to effectively market and sell FDA approved products will also be sources of products. In 2003 we acquired an FDA approved product from Nastech.

      Since 1995, we have introduced 7 products and currently market 5 products in the United States. We promote certain of our products through our nationwide sales and marketing force of approximately 30 professionals, targeting high-prescribing acute care and specialty physicians such as gastroenterologists and neurologists. We contract with third parties for the manufacture of all our products as well as the warehousing and distribution of our products.

      Our current products are: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Due to minimal demand and increasing production costs, we discontinued marketing and selling Inulin in September 2003 and Neoflo in 2001.

      In June 2003, we acquired Nascobal®, an FDA approved nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech, a leading formulation science company. We began distributing Nascobal in July 2003. We are marketing Nascobal for patients with MS and Crohn’s Disease, since these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system.

      Consistent with our efforts to focus on sales and marketing, our spending on research and development activities is minimal. We have entered into several agreements with pharmaceutical and biotechnology companies to further the development of certain acquired technology. In June 2002, we signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc. (“Fabre Kramer”), whereby we granted Fabre Kramer exclusive worldwide rights to develop and commercialize HypnostatTM (intranasal triazolam for the treatment of insomnia) and PanistatTM (intranasal alprazolam for the treatment of panic disorders). We have partnered with Rigel Pharmaceuticals, Inc. (“Rigel”) of South San Francisco, California for our antiviral drug discovery program, and partnered with Dainippon Pharmaceuticals Co., Ltd. (“Dainippon”) of Osaka, Japan for our antibacterial program.

      We have rights to the following registered trademarks: HP Acthar® Gel, Ethamolin®, Nascobal® and Glofil®-125. We also have the following unregistered trademarks: MigrastatTM, EmitasolTM, HypnostatTM and PanistatTM. VSL#3® is owned by VSL Pharmaceuticals, Inc. Pramidin® is owned by sirton pharmaceuticals S.p.A (“sirton”). Emitasol is approved in Italy as Pramidin and has been marketed in the past by sirton. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder.

      Questcor is the surviving corporation of a merger between Cypros Pharmaceutical Corporation and RiboGene, Inc. (“RiboGene”). The merger was completed on November 17, 1999. Our principal office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate Internet address is www.questcor.com. We do not intend for the information contained on our website to be part of this Annual Report.

Strategy

      We believe that our ability to market and acquire brand name products and our ability to increase our sales and improve our marketing infrastructure uniquely positions us to continue to grow.

      The key elements of our strategy include:

•	Increase sales of products through targeted promotion. We seek to increase sales by promoting certain of our products to high-prescribing specialty physicians through our nationwide sales and marketing organization that includes approximately 30 professionals. Our current target audience for Nascobal are gastroenterologists, bariatric surgeons and neurologists, and neurologists for Acthar. Product usage and recommendations by these specialists generally influence usage by primary care physicians.

•	Identify and license or acquire brand name prescription products. We seek to acquire the rights to brand name pharmaceutical products that we believe will (i) benefit from increased marketing efforts directed at high-prescribing specialty physicians, (ii) leverage our existing sales infrastructure, and (iii) complement our existing products. Since our inception, we have acquired or licensed seven products. Products to be considered for acquisition would have to be complementary to our existing products, synergistic with promotional efforts currently being undertaken by our sales force, and contribute to our gross margin. There is no assurance we will be able to acquire such products or, if acquired, that they will produce attractive gross margins. We intend to purchase products with cash generated from operations, if any, or from capital raised through the sale of equity on terms acceptable to us.

•	Acquire companies that sell products that complement our current products and sales strategy. We regularly review opportunities to acquire companies that sell products that complement the current products that we sell and target the physicians to whom we promote our products. We intend to acquire companies using our common stock, if such stock is at acceptable levels, or cash generated from operations, if any, or from capital raised through the sale of equity on terms acceptable to us.

Marketed Pharmaceutical and Related Healthcare Products

      Our marketed products as of December 31, 2003 include: Acthar, which we acquired in July 2001; Nascobal, which we acquired in June 2003; Ethamolin, which we acquired in November 1996; Glofil-125, which we acquired in August 1995; and VSL#3, which we acquired the rights to market and sell pursuant to a Promotion Agreement effective January 2002.

      Acthar. HP Acthar Gel (“Acthar”) is a natural source, highly purified preparation of the adrenal corticotropin hormone (“ACTH”). Unlike ACTH, Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. It works by stimulating the adrenal cortex to secrete the natural endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances.

      In July 2001, we signed an agreement with Aventis to acquire the worldwide rights to Acthar. Due to limited distribution of Acthar prior to our acquisition of the product from Aventis, drug wholesalers did not have access to Acthar. We began shipping Acthar to drug wholesalers at the end of the third quarter of 2001. As part of our agreement with Aventis, Aventis agreed to manufacture and supply Acthar for us through July 2002 at a fixed price per vial. Aventis produced their final batch of Acthar for us in July 2002 which had a January 2004 expiration date. Under our agreement with Aventis, we purchased the active pharmaceutical ingredient (the “API”) and other inventory residing at Aventis. We produced our first batch of finished Acthar vials using the API from Aventis at our contract manufacturer, Chesapeake Biological Laboratories, Inc., and commenced shipment of finished product during 2003. We have also made plans to produce our first batch of the API at our new contract manufacturer during 2004 and we expect to use the API for the production of finished vials for commercial use during 2005. Based on internal sales forecasts, our existing inventory of the API, previously manufactured for us by Aventis, should be adequate to supply the annual demand for Acthar through 2006. However, there can be no assurance that the existing inventory of the API will be sufficient to meet our demand through 2006 or that our third party manufacturers will be able to supply Acthar. Additionally, under our prior arrangement, Aventis supplied Acthar at a fixed price per vial through July 2002. The transfer of manufacturing from Aventis to new third party manufacturers will likely result in higher unit costs, which would result in a decrease of our gross margins on sales of Acthar. Acthar gross margins were 78% for the year ended December 31, 2003.

      Acthar is used in a wide variety of conditions, including the treatment of infantile spasm (“IS”), periodic flare associated with MS, and various forms of arthritis, collectively called joint pain. Although the FDA approved package labeling does not include IS, Acthar has been used to treat this condition. We believe IS is the disease with the most compelling need for Acthar treatment. IS is an epileptic syndrome characterized by the triad of infantile spasm (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The age of first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

      The market for IS therapies has not changed much over the last several years. Acthar remains the treatment of choice; however, Acthar’s availability in the several years before our acquisition from Aventis was very restricted. As such, many physicians used synthetic steroids and even sought to obtain vigabatrin from Canada, an unapproved product in the United States. Vigabatrin, an enzyme inhibitor, is marketed under the trade name Sabril® in Canada. A symposium on IS, sponsored by the Child Neurology Society, discussed the fact that there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of IS. The proceedings of that symposium have been made available to all pediatric neurologists as a continuing medical education monograph.

      Acthar is indicated for use in acute exacerbations of MS and is prescribed currently for patients that have MS and experience painful, episodic flares. During 2003, we began to promote Acthar as an alternative to intravenous methylprednisolone, a corticosteroid, for the treatment of exacerbations of MS. Intravenous methylprednisolone is currently the treatment of choice for this indication. The primary advantage of Acthar in this setting is that it provides the patient with the freedom and convenience of intramuscular or subcutaneous administration at home, rather than the intravenous administration of methylprednisolone, without sacrificing efficacy or tolerability. Sales promotion of Acthar for joint pain is not anticipated at this point.

      Acthar may be challenged by newer agents, such as synthetic corticosteriods, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Solu-Medrol, the primary competitive product to Acthar for the treatment of MS flare, is now available to patients after an announced shortage in 2003.

      Nascobal. Cyanocobalamin is one of the B-12 (cobalamin) class of vitamins. Cyanocobalamin is the principal member of the class, and the most widely employed in medicine in the United States. It is currently commercially available over the counter in an oral formulation and by prescription in injectable and nasal formulations.

      The diets of most adult Americans provide the recommended intake of Vitamin B-12, but deficiency can still occur. Vitamin B-12 deficiency has a number of causes, including malabsorption of Vitamin B-12 resulting from structural or functional damage to the gastrointestinal system, caused by surgery or various disease states. Vitamin B-12 deficiency of this type has traditionally been treated with an intramuscular injection of Vitamin B-12. Most individuals who develop a Vitamin B-12 deficiency resulting from structural or functional damage to the gastrointestinal system have an underlying stomach or intestinal disorder that limits the absorption of Vitamin B-12. Characteristic signs of Vitamin B-12 deficiency include fatigue, weakness, nausea, constipation, flatulence (gas), loss of appetite and weight loss. Deficiency also can lead to neurological changes such as numbness and tingling in the hands and feet. Additional symptoms of Vitamin B-12 deficiency are difficulty in maintaining balance, depression, confusion, poor memory and soreness of the mouth or tongue. Sometimes the only symptom of these intestinal disorders is anemia resulting from Vitamin B-12 deficiency. Dietary deficiency of Vitamin B-12 has also been seen in strict vegetarians but this type of deficiency can be treated with oral Vitamin B-12 supplements.

      Currently in the United States approximately 37 million injection dosages of Vitamin B-12 are prescribed annually to address all causes of Vitamin B-12 deficiency. Although the potential market for the use of Nascobal is large, we will initially focus our promotional efforts on patients who through surgery or as a result of disease cannot readily absorb Vitamin B-12. The initial promotional efforts will focus on patients who are susceptible to a Vitamin B-12 deficiency caused by Crohn’s disease, gastric bypass surgery or multiple sclerosis.

      People with Crohn’s disease may have difficulty absorbing Vitamin B-12 because of intestinal inflammation. Crohn’s patients who have had both a primary and secondary surgical resection of their small bowel may develop Vitamin B-12 deficiency. Vitamin B-12 deficiency can also predate surgery in Crohn’s patients. A study in patients with Crohn’s disease found that up to 60% of those who had not had surgery showed signs of Vitamin B-12 deficiency, probably due to the malabsorption caused by the disease itself. Surgical procedures of the gastrointestinal tract, such as surgery to remove all or part of the stomach, often result in a loss of cells that secrete stomach acid and intrinsic factor, a substance normally present in the stomach. Surgical removal of the distal ileum, a section of the intestines, also can result in the inability to absorb Vitamin B-12. Individuals who have had either of these surgeries usually require lifelong supplemental Vitamin B-12 to prevent a deficiency. In the U.S. alone there are approximately 500,000 Crohn’s patients, of which approximately 175,000 are candidates for Vitamin B-12 therapy.

      Gastric bypass surgery is a surgical procedure performed on morbidly obese patients. Obesity is a major health problem in the United States and it is estimated that over 12 million Americans are classified as morbidly obese. To assist with weight loss, bariatric surgeons perform a variety of surgical procedures on the stomach and intestines designed to restrict or limit the intake of food. As a result of these procedures, the absorption of Vitamin B-12 through diet is extremely limited. In fact, approximately 50% of patients two years after surgery had significant vitamin and mineral deficiency. In 2003, it is estimated that 90,000 gastric bypass surgeries were performed and the number of procedures is expected to increase to 140,000 in 2004.

      A study of multiple sclerosis (“MS”) patients found that over 20% had abnormally low serum Vitamin B-12 levels. Cerebral spinal fluid levels of Vitamin B-12 were also reduced in patients with MS. It is speculated that Vitamin B-12 associated transmethylation may be an important component in the demyelination that is characteristic of MS. Over 350,000 people in the U.S. have MS.

      Vitamin B-12 deficiency may also result from a variety of disease states. It is estimated that 1% of the U.S. population (approximately 2,750,000 people) will develop pernicious anemia in their lifetime. Pernicious anemia is a rare blood disorder characterized by the inability of the body to properly utilize Vitamin B-12. Pernicious anemia occurs when there is an absence of intrinsic factor, a substance normally present in the stomach. Vitamin B-12 deficiency is found in up to 10% of patients over 60 years old. Another study suggests that approximately half of Americans over 65 can not absorb the Vitamin B-12 contained in their food. Among the estimated 800,000 HIV and AIDS patients in the U.S., 10 to 20% (or approximately 80,000-160,000 people) are Vitamin B-12 deficient.

      Current maintenance treatment for Vitamin B-12 deficiency calls for injections of Vitamin B-12 once per month for life. This chronic need for Vitamin B-12 replacement therapy often requires frequent trips to a health care professional’s office or visits by a home health care professional to receive injections.

      Nascobal Gel is the only intranasal Vitamin B-12 available, and is the only non-injectable prescription Vitamin B-12 therapy. It is administered once a week which can enhance compliance and provide more consistent blood levels than monthly injections of Vitamin B-12. Nascobal is covered by most major pharmaceutical benefit programs.

      In September 2003, the FDA approved our request to have Nascobal labeled for first-line use for all Vitamin B-12 deficiencies except pernicious anemia. Previously, the approved Nascobal labeling required the initial stabilization of Vitamin B-12 levels with injectable Vitamin B-12 before switching to Nascobal.

      As part of our acquisition of Nascobal, we also acquired the rights to Nascobal nasal spray, a new dosage form, for which a New Drug Application was filed by Nastech with the FDA in December 2003.

      Nascobal competes in the market for Vitamin B-12 replacement therapy. This market on a unit basis is dominated by inexpensive generic Vitamin B-12 injections. The Vitamin B-12 injection requires the additional expense of a doctor’s office visit once a month. Some patients may also receive over the counter Vitamin B-12 tablets or sublingual formulations of Vitamin B-12; however, the effectiveness of tablets and sublingual formulation is questionable in the patients for whom Nascobal is marketed.

      Ethamolin. End-stage liver disease, also known as hepatic cirrhosis, results in approximately 26,000 deaths annually in the United States. Hepatic cirrhosis promotes the formation of enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices, through development of portal hypertension. When portal venous blood pressure rises, the varicosities that develop may cause life threatening upper gastrointestinal hemorrhage and are associated with a high mortality rate. At least 33,000 patients in the United States have either actively bleeding esophageal varices or esophageal varices that are at imminent risk of bleeding.

      Early and effective treatment of esophageal varices to achieve hemostasis is essential to a favorable outcome in a bleeding patient. The most common pharmaceutical treatment protocol involves the injection of a sclerosing agent into the varix, achieving clot formation and obliteration of the varix. Sclerotherapy agents are chemicals that are injected into varicose veins that damage and scar the inside of the vein, causing it to close. This form of hemostasis is called sclerotherapy and usually requires multiple treatment sessions. Ethamolin is the only sclerotherapy agent approved by the FDA for the treatment of esophageal varices that have recently bled. However, there is strong competition from band ligation, a form of surgery, that is becoming the treatment of choice for this emergent clinical condition. At the present time, we are not actively promoting Ethamolin.

      Several companies may offer less expensive sclerotherapy agents that compete with Ethamolin. However, Ethamolin is the only product which is FDA approved for treating esophageal varices. Other competitive agents include ScleromateTM (an injectable agent used to treat varicose veins and spider veins), Rubber Band Ligation methods (procedures in which bleeding esophageal varices are tied off at their base with rubber bands, cutting off the blood flow) such as the Multi-band Superview manufactured by Boston-Scientific, the Multi-band Six Shooter manufactured by Wilson-Cook, and the Multi-band Ligator manufactured by Bard. Other products may reduce the number of bleeding esophageal varices by lowering portal hypertension, such as Sandostatin® manufactured by Novartis. The competition to market FDA approved active bleeding esophageal varices therapies is intense.

      Glofil-125. Glofil-125 is approved by the FDA for measuring glomerular filtration rate (“GFR”), a measurement of kidney function. Nephrology, transplant, oncology and nuclear medicine departments at major medical centers are the primary users of Glofil-125. Glofil-125 is an injectable radioisotope diagnostic agent, which provides rapid information on GFR with great accuracy. Radioisotopes have very short half-lives and require special handling. Present diagnostic procedures for measuring kidney function include serum creatinine and creatinine clearance tests. These two tests are the most commonly performed methods of measuring kidney function because of their low cost. However, both methods may significantly overestimate kidney function in the estimated 700,000 patients with severe renal disease. The utility of Glofil-125 has been established in published clinical studies as being a more direct and accurate measure of kidney function yielding much more reliable results than serum creatinine or creatinine clearance tests. This improved accuracy can be essential in monitoring disease progression, implementing appropriate interventions and assessing the degree of success of kidney grafts, post transplant. However, most early stage patients are not deemed to require this degree of accuracy in the determination of renal function.

      Due to its high degree of accuracy, Glofil-125 has also been used in clinical trials administered by the National Institutes of Health. Use of Glofil-125 in clinical trials can provide the trial administrators with an accurate measure of kidney function and illustrate the effects of the drug being studied on normal kidney function.

      The biggest impediment to future growth in the sales of Glofil-125 is the current lack of availability of the test to practicing clinicians. The main reason for this is because routine testing with Glofil-125 requires dedicated laboratory facilities and trained technicians. Due to the lack of strategic fit, as well as the acquisition and growth potential of Nascobal, the promotional efforts on Glofil-125 will be limited to supporting existing users.

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

      VSL#3. We acquired U.S. promotion rights from VSL Pharmaceuticals, Inc. for VSL#3 under an agreement effective January 2002. VSL#3 is a patented over the counter probiotic preparation of eight live freeze-dried lactic acid bacterial species. Probiotics are living organisms in foods and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. We formally launched VSL#3 to the market as a dietary supplement to promote normal gastrointestinal (“GI”) function at the annual Digestive Disease Week meeting in May 2002.

      We believe the emerging role for probiotics in the management of patients with Inflammatory Bowel Disease (“IBD”) offers an attractive market opportunity for VSL#3 which at the same time effectively complements our current promotion of Nascobal to this same group of gastroenterologists. IBD is one of the most common chronic gastrointestinal illnesses and consists mainly of two conditions — ulcerative colitis and Crohn’s disease. It is estimated that almost one million Americans have IBD, with roughly 50% due to ulcerative colitis and 50% due to Crohn’s disease. About 25 to 40% of ulcerative colitis patients eventually must have their colon removed because of massive bleeding, severe illness, rupture of the colon, or risk of cancer. A number of surgeries may be performed for ulcerative colitis. One such procedure, which is becoming increasingly common for ulcerative colitis, is ileal pouch anal anastomosis surgery. This operation allows the patient to have relatively normal bowel movements because it preserves part of the rectum. A major long-term complication that occurs as a result of this surgery is pouchitis. Pouchitis is the non-specific inflammation of the ileal reservoir that appears to be associated with bacterial overgrowth and dysbiosis. Published clinical trials have reported that VSL#3 is effective in maintaining remission of pouchitis and in preventing pouchitis.

      VSL#3 has received Orphan Drug designation from the Office of Orphan Products Development at the FDA for two indications: (1) the treatment of active chronic pouchitis; and (2) the prevention of disease relapse in patients with chronic pouchitis. Orphan Drug designation applies to diseases and disease states with a prevalence of less than 200,000 patients in the United States. Orphan Drug designation confers certain protection such as market exclusivity for seven years once the product has been approved. For VSL Pharmaceuticals, Inc. and us to take advantage of this designation, VSL#3 would have to be approved as a new biological prescription product by the FDA. We do not control the clinical or product development strategy for VSL#3. There can be no assurance that VSL#3 will ever be approved as a new biological product by the FDA or that it will ever enjoy the benefits of this Orphan Drug designation.

      Effective January 1, 2004, VSL Pharmaceuticals, Inc. assigned the promotion agreement for VSL#3 to Sigma Tau Pharmaceuticals, Inc. and its affiliates (“Sigma Tau”). Sigma Tau entered into a promotion agreement with InKine Pharmaceutical Company, Inc. (“InKine”). Under the terms of the agreement, Sigma Tau will pay to InKine a fixed fee to promote VSL#3 to gastroenterologists as a second detail. In the short term, we could benefit from this increased promotion effort in that we are responsible for taking orders and shipping VSL#3 directly to customers. As such, we recognize the revenues for the sales of VSL#3 in the United States regardless of which company promotes the product. We are currently in discussion with Sigma Tau about an extension or renewal of the promotion agreement. There is no assurance that our promotion agreement will be renewed, or if it is renewed, that the terms of the agreement will not be substantially different than the current terms of the agreement. If the agreement is not renewed, we will not recognize any revenue from VSL#3 sales once the agreement expires in January 2005.

      Virtually any number of manufacturers of probiotics may be considered competitors to VSL#3. Among the most notable are CulturelleTM by ConAgra and Probiotica by Johnson & Johnson.

      Inulin. Due to minimal demand, increasing production costs and lack of strategic fit, we discontinued marketing and selling Inulin in September 2003. In December 2003 we sold the NDA for Inulin.

Drug Development

      Our development stage products include the intranasal drugs Emitasol, Hypnostat and Panistat.

Intranasal Drugs

Emitasol

      Through our merger with RiboGene, we acquired Emitasol, an intranasal form of metoclopramide. Metoclopramide is an approved antiemetic and is available in both oral and intravenous forms to treat diabetic gastroparesis and to prevent acute chemotherapy-induced emesis. We, through future strategic partners, may also choose to investigate Emitasol for the treatment of diabetic gastroparesis and delayed onset emesis (nausea and vomiting) associated with cancer chemotherapy.

      Emitasol was being developed and marketed in certain countries throughout the world through corporate partners. It is approved in Italy as Pramidin, and during 2002 was distributed by sirton under our existing license agreement in Italy for the treatment of a variety of gastrointestinal disorders and emesis. For the year ended December 31, 2002, sirton distributed approximately 15,592 units of Pramidin in Italy. This agreement expired in accordance with terms in June 2002. We entered into a marketing agreement in December 2000 with Ahn-Gook Pharmaceuticals (“Ahn-Gook”), for intranasal metoclopramide, to be marketed under the trade name Emitasol, in Korea. Ahn-Gook also signed an agreement with sirton to obtain the intranasal metoclopramide finished product. Emitasol has been approved in Korea, and is distributed by Ahn-Gook in Korea for the treatment of gastrointestinal disorders and emesis, on a hospital by hospital basis. In the United States, Emitasol could be proposed as a method to control diabetic gastroparesis and to prevent delayed onset emesis associated with cancer chemotherapy. Prior to 2003, there were no drugs specifically approved to treat delayed onset emesis. However, on March 26, 2003, the FDA approved Merck’s Emend (aprepitant) with 5-HT3 antagonist for various indications, including delayed onset emesis. On July 25, 2003, the FDA also approved MGI Pharma’s Aloxi (palonsetron hydrochloride) for the prevention of acute nausea and vomiting associated with chemotherapy and the prevention of delayed nausea and vomiting associated with chemotherapy. Given these recent approvals, our potential to develop Emitasol for delayed onset emesis has diminished. We will continue to partner or to seek funding for the development of Emitasol on a limited basis. If we are not successful in finding a development partner or in obtaining funding for the development of Emitasol, we plan to abandon our Emitasol project.

Hypnostat and Panistat

      Through our merger with RiboGene, we acquired Hypnostat, an intranasal form of triazolam for the treatment of insomnia, and Panistat, an intranasal alprazolam for the treatment of panic disorders. In June 2002, we signed a definitive License Agreement with Fabre Kramer, whereby we granted Fabre Kramer exclusive worldwide rights to develop and commercialize Hypnostat and Panistat. Immediately after the License Agreement was signed, we received a cash payment of $250,000 for the transfer of all technology related to the products. We are entitled to future payments from Fabre Kramer when specific developmental milestones are met. We received a milestone payment from Fabre-Kramer of $250,000 in the first quarter of fiscal year 2003, which we recognized as revenue as there were no continuing obligations. We will also receive a milestone payment upon the acceptance of a New Drug Application and the approval of a New Drug Application for Hypnostat and Panistat, provided Fabre Kramer has not entered into an agreement prior to these events. If Fabre Kramer has entered into an agreement, we will share the payments received by them under the agreement. In addition, we are entitled to a share of future worldwide product-related Fabre-Kramer revenues, based on a percentage of total revenues.

      Fabre Kramer is developing Hypnostat for the short-term treatment of insomnia. We believe that Hypnostat, when given intranasally, may be effective in treating insomnia. Advantages of Hypnostat as compared to alternatives may include ease of administration, an increased level of efficacy, cost effectiveness, and possibly reduced side effects. The potential advantages of Hypnostat are significant in light of the fact that thirty to forty million Americans suffer from serious sleep disorders which are often untreated or inadequately treated. Continued sleep impairment may cause severe health effects. Oral triazolam (Halcion®) has been one of the most successful and most prescribed sleep-inducing agents in the world, with over 11 billion prescriptions filled. Oral triazolam is considered safer in terms of overdose, drug interactions, and addictive potential as compared to barbiturates. In addition, oral triazolam produces less morning grogginess, as compared to other benzodiazepines. Oral triazolam and other benzodiazepines are recommended for short-term use in conservative doses. Zolpidem (Ambien®) and zaleplon (Sonata®) are newer hypnosedative agents that are chemically unrelated to benzodiazepines. However, both zolpidem and zaleplon have similar pharmacokinetic and pharmacodynamic effects and do not differ with respect to efficacy, tolerability, residual effects, memory impairment, rebound insomnia, or abuse potential compared to oral triazolam. Over the counter medications containing diphenhydramine (such as Benadryl® and Sominex®) have been shown to increase the risk of symptoms of delirium including disorganized speech, poor attention level, and altered consciousness in the elderly. Other over the counter medications such as valerian and melatonin may be useful in alleviating mild short-term insomnia, but further clinical trials are required to fully evaluate efficacy and safety.

      Prior clinical trials for Hypnostat support that triazolam is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of triazolam which reaches the plasma is very similar whether the drug is given intranasally or orally. Given the similarity in uptake of the two dosage forms, similarity might also be expected in their clinical performance. The expected similarity in performance is supported for the intranasal dosage form. In a prior Phase II pilot study, Hypnostat at 0.125 mg was superior to oral triazolam at

0.250 mg for time to sleep onset (p=0.008), effective sleep time (p=0.008), and stage two sleep time (p<0.05) and was equivalent to oral triazolam at 0.250 mg for quality of sleep. We therefore anticipate that intranasal triazolam may be effective for treating insomnia. Hypnostat is currently in the Phase II stage of development and Fabre Kramer is conducting the clinical testing. We believe it will be several years, if ever, before Hypnostat is commercially available.

      Fabre Kramer intends to develop Panistat for the management of panic disorder or the short-term relief of anxiety symptoms. We believe that Panistat, when given intranasally, may be effective in treating panic disorders. Advantages of Panistat as compared to alternatives may include ease of administration, an increased level of efficacy, and cost effectiveness.

      The potential advantages of Panistat are significant in light of the fact that anxiety disorders are the most common mental disorder in the United States, affecting approximately 19 million people. According to the National Institute of Mental Health, approximately 25% of those affected by anxiety disorders seek treatment. Generalized anxiety disorder is characterized by constant uncontrollable worry. Panic disorder is characterized by acute, spontaneous, and repeated anxiety attacks which involve an intense, terrifying, and unfocused fear in the absence of any external threat. Panic attacks typically last for approximately 20 to 30 minutes and may cause racing heartbeat, chest pains, difficulty breathing, choking sensations, dizziness, and numbness. Panic attacks can occur as often as several times per week or several times per day. Approximately 2.4 million people in the United States suffer from panic disorder, which often progresses into chronic anxiety and agoraphobia.

      Early treatment can help keep a panic disorder from progressing. Benzodiazepines, including oral alprazolam (Xanax®), have proven to be safe and effective for treating panic disorder for over 20 years. Benzodiazepines block panic attacks during the first or second day of treatment. Surprisingly low rates of abuse of this and other medicines are reported in persons with panic disorder. Many antidepressants, including doxepin (Sinequan®), sertraline (Zoloft®), fluoxetine (Prozac®), imipramine (Tofranil®), and paroxetine hydrochloride (Paxil®), are useful in treating panic attacks without causing physical dependence. However, successful treatment requires full strength dosage and usually takes four to eight weeks for therapeutic effects to be observed. In addition, antidepressants cause panic attacks to initially increase in approximately half of panic disorder sufferers. Phenelzine sulfate (Nardil®) is effective for panic disorder, but is complicated to use. Although phenelzine sulfate is safe when used by an experienced physician, it is typically reserved for cases where simpler medications have failed or cannot be used. Unsafe elevations of blood pressure for several hours can occur if one does not adhere to diet and medication restrictions. Cognitive-behavioral therapy (“CBT”) teaches the patient to anticipate and prepare for situations and bodily sensations that may trigger panic attacks. CBT generally requires at least eight to twelve weeks for the patient to learn the skills and put them into practice. CBT requires a motivated patient and a specially trained therapist. Clinical experience suggests that for many patients with panic disorder, a combination of CBT and medication may be the best treatment. Other treatment options include relaxation, breathing techniques, hypnotherapy, and psychotherapy. To date, no clinical work has been performed on Panistat. We believe it will be several years, if ever, before Panistat is commercially available.

Glial Excitotoxin Release Inhibitors (“GERIs”)

      The GERIs are neuroprotective compounds that may prevent ischemic brain damage originating from astrocytes (astroglial cells). Astrocytes serve important metabolic functions and are thought to be responsible for the bulk of brain swelling following stroke or injury. The GERI compounds were being funded by a Small Business Innovation Research (“SBIR”) grant from the NIH. The grant was terminated on July 31, 2003. Although we have had some preliminary discussions with potential corporate partners regarding the GERI compounds, there can be no assurance that we will enter into a collaboration to fund future research on these compounds. We do not intend to expend any additional resources on these compounds. There can be no assurance that we will be successful in licensing the GERI program or that we will realize license fees or revenues from such programs.

Other Strategic Alliances and Collaborations

The Dainippon Agreement

      We have an exclusive, worldwide license agreement with Dainippon to use our antibacterial peptide deformylase and ppGpp degradase technology for the research, development and commercialization of pharmaceutical products. We have retained the right to co-promote, in Europe and the United States, certain products resulting from the arrangement. We will be entitled to receive potential milestone payments upon the achievement of clinical and regulatory milestones up to the amount of $5.0 million in Japan and $5.0 million in one other major market. The first milestone payment will occur upon the initiation of a human clinical trial using a compound included in the agreement. We will receive a potential royalty on net sales that will range from 5% to 10%, depending on sales volume and territory.

      Dainippon has been conducting research on two specific bacterial targets, peptide deformylase and ppGpp degradase. To date, Dainippon has focused most of their efforts on the deformylase project. Their efforts on the ppGpp degradase project have ended. Several compounds have been synthesized and tested in vivo against drug resistant bacteria. Although the compounds have shown good in vivo activity, Dainippon has not selected any compounds for clinical studies in animals. There can be no assurance that Dainippon will ever select any compounds for preclinical studies or if selected that these compounds will eventually be approved as drugs. There can also be no assurance that we will ever receive any milestone payments or royalties under our agreement with Dainippon.

The Rigel Pharmaceuticals Agreement

      We have an exclusive agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) to use our antiviral technology. Under the agreement, we have assigned to Rigel certain antiviral technology, including our Hepatitis C virus internal ribosome entry site and NS5A drug discovery technology, for the research, development and commercialization of pharmaceutical products. We will be entitled to potential future milestone payments upon the achievement of certain clinical and regulatory milestones, including the selection of a compound developed under the agreement for submission as an Investigational New Drug, and royalty payments on sales. The status of this project is on-going at Rigel. There can also be no assurance that we will ever receive any milestone payments or royalties under our agreement with Rigel.

Licenses and Distribution Agreements

      CSC Pharmaceuticals Handels GmbH (“CSC”). In April 1997, RiboGene entered into an agreement with CSC which was assigned to us upon our merger with RiboGene. The agreement grants CSC an exclusive license to market and sell Emitasol in Austria, Poland, the Czech Republic, Bulgaria, Russia, Hungary, the Slovak Republic, Romania, and the remaining Community of Independent States and eight other eastern European countries. CSC has agreed to pay us a royalty based on net sales within the countries listed above. The agreement will expire on a country-by-country basis 10 years after the first commercial sale in that country. Although we can terminate the license if CSC did not obtain approval in any country contained in the agreement by April 16, 1999, we have not done so, since CSC has filed for regulatory approval in Austria, Russia, Hungary and the Slovak Republic. In 2001, CSC received approval to market Emitasol in Poland and the Czech Republic. CSC has also filed for approval in several other countries. As of the end of 2003, CSC has not begun to market Emitasol in Poland and the Czech Republic and has no immediate plans to do so. It is difficult to predict when, if ever, CSC will begin to market Emitasol in their approved territories.

      Laboratorios Silesia SA. In December 1999, we signed a license agreement with Laboratorios Silesia SA for marketing intranasal metoclopramide, to be marketed under the trade name Emitasol, in Chile. Laboratories Silesia SA also signed an agreement with sirton to obtain the intranasal metoclopramide, finished product under the trade name Pramidin. This product is marketed as Pramidin in Italy. We received a small up-front payment and will receive royalties on net sales, if any, of Emitasol in this territory. The product was submitted for approval in Chile and was rejected. As of December 2003, the status of this product remains uncertain.

      Ahn-Gook Pharmaceutical Co., Ltd. We entered into a license agreement in December 2000 and amended in December 2002 with Ahn-Gook for marketing intranasal metoclopramide, to be marketed in Korea under the trade name Emitasol. Ahn-Gook received government approval to market Emitasol in 2002. Ahn-Gook began selling Emitasol in the Republic of Korea in the first half of 2003. Through 2003, the sales of the product are minimal. Ahn-Gook intends to manufacture Emitasol in Korea. We received an up-front cash payment of $50,000 in 2000 and a milestone payment of $150,000 in 2002 upon transfer of technology and will earn future royalties based on actual sales in Korea. In December 2002, we expanded the license agreement to include twelve additional countries in Asia and since we have no future obligations, we recognized $200,000 in revenues related to the up-front cash payment and milestone payment under the agreement. We will receive an up-front payment and additional royalties upon commercialization of Emitasol in each of these new countries.

Manufacturing

      We do not currently manufacture any of our acquired products or our products in development. Our commercial products, Acthar, Nascobal, Ethamolin, VSL#3 and Glofil-125, are manufactured for us by approved contract manufacturers.

      As part of our agreement with Aventis to acquire Acthar, Aventis agreed to manufacture the finished goods from existing inventory of the active pharmaceutical ingredient (the “API”) through July 2002. Aventis produced its final batch of finished Acthar in July 2002. The production of Acthar requires the production of the API and the production of the finished product. The API is an extraction from porcine pituitary glands. Although the extraction process is well known by individuals within Aventis, the extraction may be difficult to reproduce at a new vendor. Under our agreement with Aventis, we purchased the API and other inventory residing at Aventis. Based on internal sales forecasts, our existing inventory of the API, previously manufactured for us by Aventis, should be adequate to supply the annual demand for Acthar through 2006. We are transferring the manufacturing process of the API to a new third party manufacturer, BioVectra, dcl (“BioVectra”). We have signed an agreement with BioVectra, which requires minimum production totaling $1.7 million during the term of the agreement. The agreement terminates on December 31, 2007 and includes two one-year extension options. The production of the first batch of API is scheduled to begin in 2004. We have contracted with a third party manufacturer, Chesapeake Biological Laboratories, Inc., for Acthar finished product. During 2003 our first batch of Acthar vials were produced by Chesapeake Biological Laboratories, Inc. using API from Aventis and shipment to customers commenced in September 2003. The production of the API and the finished product are subject to inspection and ultimate approval by the FDA. While we have reviewed our plans and progress to date with the FDA, and received a positive response, additional approvals will be required through the transfer process. On November 4, 2002, we met with the FDA to discuss our manufacturing transfer plan for Acthar. In connection with that meeting, the FDA approved our Supplemental New Drug Application filed on September 27, 2002 to extend the labeled shelf life of Acthar from twelve months to 18 months from the date of manufacture. We released an Acthar lot with 18 month dating in 2003. The transfer of manufacturing of Acthar from Aventis to new third party manufacturers will result in higher unit costs.

      We have experienced delays and cost overruns in the validation of the potency release assay being transferred from Aventis to our new third party contract laboratory. Beginning in January 2004, we initiated a plan designed to assist with the successful transfer of this assay. There are no assurances that we will be successful in transferring this assay to a third party contract laboratory. If we are unable to efficiently and timely validate the potency release assay prior to the date when Aventis can no longer conduct this assay, we will not be able to release both API and finished goods and therefore we may not be able to meet the expected demand for Acthar. We anticipate that Aventis will continue to conduct this assay through the end of 2004.

      The Acthar site transfer process has numerous risks that could have a materially adverse impact on our financial results in future years. Such risks include the ability of the new independent third party contractors to produce qualified API and finished goods in sufficient quantities, on a timely basis and at an acceptable cost, that the production facilities and the processes will be approved by the FDA and that the API and finished product will be similar in potency and efficacy as the Aventis API and finished product historically produced by Aventis. Although we believe we have adequate time and resources to ensure that the site transfer of Acthar will occur timely and correctly with minimal impact on future revenues, there can be no assurance that the site transfer will occur timely and correctly and that the transfer will not have a materially adverse impact on the company in the future.

      Nascobal is manufactured by Nastech under a long-term supply agreement at a fixed price per unit, under which Nastech will continue to manufacture Nascobal at its FDA approved, current good manufacturing practice (“cGMP”) manufacturing facility in Hauppauge, New York. Nastech plans on transferring Nascobal manufacturing in 2005 to a new facility in Bothell, Washington.

      During 2002, we successfully transferred the manufacturing of Ethamolin from Schering Plough to Ben Venue Laboratories (“Ben Venue”). We obtained full FDA approval for the transfer to Ben Venue in September 2002. Ben Venue manufactures Ethamolin for us on a purchase order basis. We believe we have sufficient product on hand to cover demand through late 2005.

      We obtain VSL#3 from Sigma Tau Pharmaceuticals, Inc. (“Sigma Tau”) under our promotion agreement with them. However, we have no experience with manufacturing VSL#3, and we are relying completely on Sigma Tau to supply us with the product. Due to our lack of experience with VSL#3 and our reliance on Sigma Tau, we can provide no assurances as to the timely manufacture of this product.

      Our manufacturer of Glofil-125 was subject to an inspection by the FDA in July 2003. As a result of this inspection, our manufacturer received notification that several items required attention in order to comply with FDA regulations. We are working with our manufacturer on addressing any outstanding issues resulting from the FDA inspection. Based on the information available, we believe that the manufacture of Glofil-125 will not be affected.

      There can be no assurance that any of our bulk or finished goods contract manufacturers will continue to meet our requirements for quality, quantity and timeliness or the FDA’s cGMP requirements. Also, there can be no assurance that we will be able to complete the production of Acthar API, nor that our contract manufacturers will be able to meet all cGMP requirements, nor that lots will not have to be recalled with the attendant financial consequences to us.

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

Sales and Marketing

      As of December 31, 2003, we have hired, trained and deployed a total of 24 product specialists and marketing personnel to support the commercialization of our primary promoted products, Acthar, Nascobal and VSL#3. Our current strategic focus is neurology and gastroenterology. Our promotion and educational efforts of Acthar are focused on pediatric neurologists and on a subset of high potential neurologists dedicated to the treatment of multiple sclerosis in adults. We market Nascobal to physicians who treat patients at high risk of developing deficiencies of Vitamin B-12. Our priority targets for Nascobal are gastroenterologists (Crohn’s disease), bariatric surgeons (gastric bypass surgery), and neurologists (MS, dementia). Each of these physician specialists sees a high number of patients with a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. We market VSL#3 to gastroenterologists. We are not actively marketing Ethamolin and Glofil-125 at this time.

International Distribution Agreements

Beacon Pharmaceuticals, Ltd.

      In October 2002 we signed an agreement with Beacon Pharmaceuticals, Ltd. of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom on a named patient basis. Sales to Beacon Pharmaceuticals, Ltd. in 2003 were $78,000.

IDIS Limited

      In November 2003, we signed an agreement with IDIS Limited of Sirbiton, Surrey, UK for the exclusive distribution of Acthar, Ethamolin and Nascobal on a named patient basis. The agreement covers all countries of the world except the United States, Australia and New Zealand where Acthar and Ethamolin are sold through a distributor, UK, where Acthar is sold through Beacon Pharmaceuticals, Ltd., and Israel where Nascobal is sold through a distributor.

Competition

      The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we will target. There are products and treatments on the market that compete with Acthar, Nascobal, Ethamolin, Glofil-125 and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, which may prevent us from obtaining this technology on favorable terms, or at all.

      Our ability to compete will depend on our ability to acquire and commercialize pharmaceutical products that address critical medical needs, as well as our ability to attract and retain qualified personnel, and secure sufficient capital resources for the acquisition of products.

      Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources than we have. In addition, many of these competitors have substantially greater experience than we do in acquiring, developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if we commence commercial sales of products that are currently in the development stage, when they are approved, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited experience. If any of the competitors develop new products that are superior to our products, our ability to expand into the pharmaceutical markets may be materially and adversely affected.

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

Government Regulation

Marketed Pharmaceutical Products

      The processes carried out in the production of pharmaceutical products by pharmaceutical firms, including manufacturers from whom we purchase products, are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

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

Drugs in Development

      Our products in development through our partners are subject to extensive regulation by the U.S., principally under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Service Act, and foreign governmental authorities prior to commercialization. In particular, drugs and biological products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us or our development partners will prove to meet all of the applicable standards to receive marketing approval in the U.S. or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect our ability to commercialize our products and our ability to earn sales revenues.

VSL#3

      We are marketing VSL#3 as a dietary supplement. If approval of VSL#3 as a biological product is pursued by Sigma Tau at a later date, the regulatory hurdles discussed above will apply.

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

      The regulation of dietary supplements is principally governed by the Dietary Supplement Health and Education Act (“DSHEA”), which was enacted in 1994, amending the FDCA. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients that were not on the market as of October 15, 1994 require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe. Among other things, DSHEA prevents the further regulation of dietary ingredients as “food additives” and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming.

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

      The FDA has announced its intent to issue cGMP regulations for the dietary supplement industry. The FDA has published an advance notice of proposed rulemaking, and on March 13, 2003 published proposed regulations. This rule is not yet final. The comment period on the proposed cGMP regulations (Federal Register Docket No. 96N-0417) was extended from June 11, 2003 to August 11, 2003. Comments have been received by the FDA and the regulation is in revision. We are evaluating the proposed cGMP regulations and will assess the impact of the final cGMP rules on our operations.

Patents and Proprietary Rights

      Our success may depend in part upon our ability to maintain confidentiality, operate without infringing upon the proprietary rights of third parties, and obtain patent protection for our products. We have obtained patent coverage, either directly or through licenses from third parties, for Nascobal and some of our products in development or marketed overseas. We currently own or have licensed a total of thirty-four issued U.S. and foreign patents covering all formulations of Nascobal, eighteen issued U.S. and foreign patents covering Hypnostat, six issued U.S. and foreign patents covering Emitasol, and nine issued U.S. and foreign patents covering our other technology. We also hold the right to a patent application for a new and improved spray formulation of Nascobal. However, we may not be renewing our foreign patents relating to Nascobal, since Nascobal is only approved in Sweden and our current plans do not include seeking approval in additional foreign countries.

      We acquired intellectual property associated with our intranasal program, including Emitasol for diabetic gastroparesis and delayed onset emesis associated with chemotherapy, Migrastat (intranasal propranolol) for migraine treatment, and intranasal benzodiazepines such as Hypnostat and Panistat for various conditions such as anxiety, seizures, panic attacks and sleep disorders. We have licensed rights to intranasal metoclopramide in Italy, Chile, South Korea, Austria, the Russian Federation, Asia (excluding Japan) and certain former Eastern European countries. The former Italian licensee, sirton, received approval to market intranasal metoclopramide (Pramidin) in Italy. The agreement with sirton expired according to terms in June 2002. There can be no assurance that the foreign licensees will obtain the necessary regulatory approvals to market Emitasol, or that, in the event such approvals are obtained, Emitasol will achieve market acceptance in such countries, or that we will ever realize royalties on sales of Emitasol in such countries. We have also filed several other patent applications in the U.S. and abroad on our various products and expect to file additional applications in the future.

Employees

      At December 31, 2003, we had 39 full-time employees (as compared to 52 full-time employees at December 31, 2002).

      Our success will depend in large part on our ability to attract and retain key employees. At December 31, 2003, we had 24 employees engaged directly in the marketing and selling of our on-market products. We believe that our relationship with our employees is good. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

Website Address

      Our website address is www.questcor.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC, by providing a hyperlink to the SEC’s website directly to such reports.

RISK FACTORS

We have a history of operating losses and may never generate sufficient revenue to achieve profitability.

      We have a history of recurring operating losses. Our accumulated deficit through December 31, 2003 is $82.9 million, of which $5.9 million represented the net loss applicable to common stockholders for the twelve months ended December 31, 2003, $2.8 million represented the net loss for the year ended December 31, 2002, and $8.7 million represented the net loss for the year ended December 31, 2001. Operating losses are expected to continue at least through the end of 2004. To date, our revenues have been generated principally from sales of Acthar, Nascobal, Ethamolin, Glofil-125, Inulin and VSL#3. In July 2003, we began selling Nascobal, a product that we acquired in June 2003. We discontinued selling Inulin in September 2003. We do not expect Emitasol, Hypnostat or Panistat to be commercially available for a number of years, if at all.

      Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	increase sales of current products,

•	finance and acquire additional marketed products,

•	finance the future growth of our sales/marketing and customer service organization,

•	finance operations with external capital until consistent positive cash flows are achieved,

•	properly and timely complete the transfer of the manufacturing of Acthar API to the new contract manufacturer and the transfer of the release assay to a third party laboratory including receiving the appropriate approvals from the FDA and other regulatory authorities,

•	continue to receive products from our sole-source contract manufacturers on a timely basis and at acceptable costs,

•	continue to control our operating expenses, and

•	ensure customers’ compliance with our sales and exchange policies.

      If we are unable to generate sufficient revenues from the sale of our products, or if we are unable to contain costs and expenses, we may not achieve profitability and may ultimately be unable to fund our operations.

If our revenues from product sales decline or fail to grow, we may not have sufficient revenues to fund our operations.

      We rely heavily on sales of Acthar and Nascobal. Acthar revenues comprised 58%, 65% and 41% of our total net product revenues for the years ended December 31, 2003, 2002 and 2001 (sales of Acthar began in September 2001), respectively. Nascobal sales comprised 15% of net product revenues for the year ended December 31, 2003 (sales of Nascobal began in July 2003, while promotion began in October 2003). We anticipate that as a percentage of our total sales, Nascobal will increase and Acthar will decrease. We review external data sources to estimate customer demand for our products. In the event that demand for our products is less than our sales to wholesalers, excess inventory may result at the wholesaler level, which may impact future product sales. If the supply of Acthar or Nascobal available at the wholesale level exceeds the future demand, our future revenues from the sales of Acthar or Nascobal may be affected adversely.

      We monitor the amount of Acthar and Nascobal at the wholesale level as well as prescription data obtained from third party sources to help assess product demand in 2004. We expect that Acthar and Nascobal will continue to constitute a significant portion of our revenues in 2004. Although our goal is to actively promote Acthar and Nascobal, and we have no reason to believe that our promotion of Acthar and Nascobal will not be successful, we cannot predict whether the demand for Acthar and Nascobal will continue in the future or that we will continue to generate significant revenues from sales of Acthar and Nascobal. We may choose, in the future, to reallocate our sales and promotion efforts for Acthar and Nascobal which may result in a decrease in revenues from one or both of the products. If the demand for Acthar or Nascobal declines, or if we are forced to reduce the prices, or if exchanges of expired products are higher than anticipated, or if we are forced to re-negotiate contracts or terms, or if our customers do not comply with our existing policies, our revenues from the sale of Acthar or Nascobal would decline. If the cost to produce Acthar increases, and we are unable to raise the price correspondingly, our gross margins on the sale of Acthar would decline. If our revenues from the sale of Acthar or Nascobal decline or fail to grow, our total revenues, gross margins and operating results would be harmed and we may not have sufficient revenues to fund our operations.

      Effective January 1, 2004, VSL Pharmaceuticals, Inc. assigned the VSL#3 promotion agreement to Sigma Tau. Sigma Tau entered into a promotion agreement with InKine Pharmaceutical Company, Inc. (“InKine”). Under the terms of the agreement, Sigma Tau will pay to InKine a fixed fee to promote VSL#3 to gastroenterologists as a second detail. In the short term, we could benefit from this increased promotion effort in that we are responsible for taking orders and shipping VSL#3 directly to customers. As such, we recognize the revenues for the sale of VSL#3 in the United States regardless of which company promotes the product. There is no assurance that our promotion agreement will be renewed or if it is renewed that the terms of the agreement will not be substantially different than the current terms of the agreement. If the agreement is not renewed, we will not recognize any revenue from VSL#3 sales once the agreement expires in January 2005.

If we are unsuccessful in completing the Acthar site transfer, we may be unable to meet the demand for Acthar and lose potential revenues.

      Any delays or problems associated with the site transfer of the manufacturers or third party contract laboratories for testing of Acthar could reduce the amount of the product that will be available for sale and adversely affect our operating results. Under our agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), Aventis manufactured and supplied Acthar through July 2002. During 2003, we signed a definitive agreement with Chesapeake Biological Laboratories (“CBL”), a contract manufacturer for Acthar finished product, and transferred the final fill and packaging process from Aventis to CBL. Under our agreement with Aventis, we purchased the active pharmaceutical ingredient (“API”) and other inventory residing at Aventis. We believe that this API should be sufficient to meet our forecasted demand through 2006. CBL, the new final fill manufacturer, began supplying to us finished product during 2003 using the API manufactured by Aventis.

      We have selected a new contract laboratory to perform various bioassays associated with the release of API and finished product. These assays have been performed and are continuing to be performed by Aventis. However, we have experienced delays and cost overruns in the validation of the potency bioassay from Aventis to our new third party contract laboratory. Beginning in 2004, we will resume the testing necessary to transfer the assay to a new contact laboratory. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially. If we are unable to efficiently and timely validate the potency assay before the date when Aventis can no longer conduct this assay, we will not be able to release API and finished goods and therefore we may not be able to meet the expected demand for Acthar.

      As described above, the process of manufacturing Acthar is complex and we may encounter problems associated with the site transfer. Once the site transfer to our new API manufacturer, BioVectra, has been completed and the bioassays have been validated and they begin supplying released API to us, the cost of the product is expected to increase which may cause our gross margins to decline. In addition, if the site transfer and the corresponding approval by the FDA and other regulatory authorities do not occur on a timely basis at the appropriate costs to us, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices regulations enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

If our customers do not comply with our exchange policy and/or demand that we implement a return policy, our revenues would be significantly impacted.

      We have an exchange policy in which we will ship replacement product for expired product returned to us within six months after expiration. This policy is not commonplace in the industry as the standard policy is to issue credit memoranda in exchange for expired product that is returned. Our customers have expressed dissatisfaction with our exchange policy and, although they have complied to date, have suggested that they may choose not to adhere to it in the future. Since we sell a majority of our products to the three largest distributors and no viable alternatives exist, we may be forced to change our current policy to a return policy in which credit memoranda are issued. In the event this occurred, the negative financial impact on our revenues, operations and cash position would be substantial in the near term.

      In December 2002, we noted that certain of our customers were not complying with our expired product exchange policy. These customers were deducting from amounts owed to us the full price of expired Acthar they planned to return to us. While we reached an agreement with these customers to pay these short-remittances (“returns receivable”) upon their receipt of replacement product for the Acthar that expired in November 2002 and May 2003, customers have continued to deduct from amounts owed to us the full price of expired Acthar they return to us. Additionally, certain customers received an administration fee from us for the expired product that was exchanged. Certain of our customers continued to short-remit for expired product returns in 2003. As of December 31, 2003, the returns receivable amount is $420,000. A majority of returns of expired product, which in turn has created this returns receivable, have been replaced in accordance with our exchange policy, and we are in the process of seeking reimbursement. The next batches of Acthar expire in January 2004 and December 2004, the next batches of Ethamolin expire in January and February 2004 and the next Nascobal batch expires in February 2005. We expect that our customers will continue to short remit us in the future as these batches expire and our customers seek to return expired product. Should our customers not reimburse us for the returns receivable upon shipment of replacement product, the negative impact on our cash and operations would be substantial.

      In 2002 and 2001, the Acthar vials we sold had a one year shelf life and, in the first quarter of 2003, we began shipping product which expired in January 2004. In November 2002, the shelf life of Acthar was increased to 18 months. Due to the short shelf life of Acthar, significant quantities could expire at the wholesale or pharmacy level, which could then be returned for replacement product under our exchange policy. We are actively monitoring inventory levels at the wholesalers and have implemented a plan designed to minimize the amount of returns of expired product, however there can be no assurance that our actions will be effective in reducing the return of expired product or minimizing the negative impact on receivables and future sales. Such shipment of replacement product may displace future sales.

      See the Critical Accounting Policies section in the Management Discussion and Analysis of Financial Conditions and Results of Operations for further discussion of our exchange policy.

We have little or no control over our wholesalers’ buying patterns, which may impact future revenues, exchanges and excess inventory.

      We sell our products primarily through major drug wholesalers located in the United States. Consistent with the pharmaceutical industry, most of our revenues are derived from the three largest drug wholesalers. Our three largest customers represented over 75% of our net product sales for fiscal year 2003. While we attempt to estimate inventory levels of our products at our major wholesale customers using inventory data obtained from these customers, historical prescription information and historical purchase patterns, this process is inherently imprecise. We rely solely upon our wholesale customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid outages or inventory build-ups. We noted in the second quarter of 2003 that one of our major customers had purchased Ethamolin units in excess of what we estimated their historical demand to be. This build-up of inventory adversely impacted Ethamolin sales in 2003 and may adversely impact future sales of Ethamolin.

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

      We do not control or significantly influence the purchasing patterns of wholesale customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any customer, during any period, may be above or below actual prescription volumes of one or more of our products during the same period, resulting in increases or decreases in product inventory existing in the distribution channel.

      We provide reserves for potentially excess, dated or otherwise impaired inventory. Reserves for excess inventory are based on an analysis of expected future sales that will occur before the inventory on hand will expire. Judgment is required in estimating reserves for excess inventories. The actual amounts of required reserves could be different from the estimates and differences are accounted for in the period in which they become known.

We have limited experience marketing Nascobal and may be unsuccessful in doing so.

      In June 2003, we acquired Nascobal, a nasal gel used for the treatment of various Vitamin B-12 deficiencies. We currently have limited sales and marketing experience with respect to Nascobal. We also cannot predict what the demand for Nascobal will be. If the demand for Nascobal is less than we anticipate, or if we are unsuccessful in marketing Nascobal, our revenues from the sale of Nascobal will be less than we are currently anticipating. As part of the acquisition, Questcor also acquired the rights to Nascobal nasal spray, a new dosage form, for which an NDA was filed with the FDA by Nastech in December 2003. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, we will make a $2 million payment to Nastech for the transfer of the NDA from Nastech to Questcor. Further, subject to the approval of the NDA by the FDA for the new Nascobal nasal spray dosage form and upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, we will make a second $2 million payment to Nastech. We need to generate revenues from sales of Nascobal in order to raise the necessary funds to make these payments. If we are not successful in marketing Nascobal, we may need to seek other sources of cash to make such payments or to fund operations. Moreover, if the amount of Nascobal inventory at the wholesale level at the time that we purchased Nascobal was higher than we anticipated, this may also affect the demand for Nascobal in the near term.

Our inability to secure additional funding could lead to a loss of your investment.

      While we raised gross proceeds of $10 million through a private placement of Series B Preferred Stock in January 2003, $5 million through a private placement of common stock in June 2003, and $2.4 million and the surrender of outstanding warrants through a private placement of common stock in January 2004, we anticipate that our capital resources based on our internal forecasts and projections will be adequate to fund operations and capital expenditures through at least December 31, 2004, unless a substantial portion of our cash is used for product acquisition or our fiscal year 2004 revenues are less than we expect. If Nastech is successful in obtaining approval for the NDA covering the nasal spray formulation, and if the patent covering this formulation issues after the approval of the NDA, we would be required to pay $4 million to Nastech. If we experience unanticipated cash requirements, or if revenues fail to grow, or we are required to make the milestone payments to Nastech, we could be required to raise additional funds. Regardless, we may seek additional funds, before the end of 2004, through public or private equity financing or from other sources to potentially avoid the payment of additional dividends of 6% under our Series B Convertible Preferred Stock, to acquire additional products, to expand our operations or to meet future obligations. Additionally, we may seek to raise capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that additional funds can be obtained on desirable terms or at all.

      In order to conduct our operating activities, we may require substantial additional capital resources in order to acquire new products, increase sales of existing products, and maintain our operations. In addition, if revenues from product sales do not significantly increase or if further capital investments do not materialize, or if such investments cannot be completed at attractive terms to us, or if we are unable to receive any additional capital investments at all, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	cost maintenance and potential future expansion of our sales force,

•	the cost and timing of the Acthar site transfer,

•	achieving better operating efficiencies,

•	maintaining customer compliance with our policies,

•	obtaining product from our sole-source contract manufacturers and completing the site transfer to new contract manufacturers, and

•	acquiring additional products.

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

      We will rely on third party contract manufacturers to produce our marketed products, Acthar, Nascobal, Ethamolin, Glofil and VSL#3, and other products that we may develop, commercialize or acquire in the future. Third party manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist.

      Ethamolin is currently being manufactured by Ben Venue Laboratories (“Ben Venue”). We do not have a formal Ethamolin manufacturing contract in place with Ben Venue, rather we have an agreement on terms and conditions, and we purchase product on a purchase order basis under these agreed upon terms and conditions. Glofil is manufactured by ISO-Tex Diagnostics, Inc. from whom we purchase on a lot by lot basis. Nascobal is manufactured by Nastech under a long-term supply agreement. VSL#3 is supplied by Sigma Tau Pharmaceuticals under a promotion agreement we have with them. Sigma Tau Pharmaceuticals has the sole responsibility for manufacturing and/or acquiring the VSL#3 product.

      See “If we are unsuccessful in completing the Acthar site transfer, we may be unable to meet the demand for Acthar and lose potential revenues” for discussion of third party manufacturers of Acthar.

      If we are unable to contract for a sufficient supply of our required products and services on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, or if the site transfer and the corresponding approval by the FDA and other regulatory authorities does not occur on a timely basis at the appropriate costs to us, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose the FDA approval of our products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

If our third party distributors are unable to distribute our products, we will lose potential revenues.

      We currently outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. The outsourcing of these functions is complex, and we may experience difficulties at the third party contractor level that could result in the non-shipment of our products. We have transferred the distribution of Acthar, Nascobal, Ethamolin and Glofil to third party distributors, and we distribute VSL#3 from our Union City facility. If we encounter problems with the distribution of these products at the third party distribution level the products could become unavailable and we could lose revenues, or the costs to distribute these products could become higher than we anticipated.

If we lose the services of certain key personnel or are unable to hire skilled personnel in the future, our business will be harmed.

      We are highly dependent on the services of our Chairman, President, and Chief Executive Officer, Mr. Charles J. Casamento, our Senior Vice President of Finance and Administration and Chief Financial Officer, Mr. Timothy E. Morris, and our Vice President of Sales and Marketing, Mr. R. Jerald Beers. If we were to lose Mr. Casamento, Mr. Morris or Mr. Beers as employees, our business could be harmed. Moreover, we do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Although only minor increases in staffing levels are expected during 2004, recruiting and retaining management and operational personnel to perform sales and marketing, business development, regulatory affairs, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

Our commercial products and our products in the development stage may not be accepted by the market, which may result in lower future revenues as well as a decline in our competitive positioning.

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

      The degree of market acceptance of our commercial products and any products that we successfully develop will depend on a number of factors, including:

•	The establishment and demonstration of the clinical efficacy and safety of the product candidates,

•	Their potential advantage over alternative treatment methods and competing products,

•	Reimbursement policies of government and third party payers, and

•	Our ability to market and promote the products effectively.

      The failure of our products to achieve market acceptance may result in lower future revenues as well as a decline in our competitive positioning.

A large percentage of our voting stock is beneficially owned by a small number of shareholders, who in the future could attempt to take over control of our management and operations or exercise voting power to advance their own best interests and not necessarily those of other shareholders.

      Sigma-Tau Finanziaria S.p.A. and its affiliates, or Sigma-Tau, beneficially own, directly or indirectly, approximately 26% of the voting power of our outstanding voting capital stock, and they beneficially own, including shares of our common stock issuable upon conversion of a convertible debenture, approximately 28% of our outstanding common stock, as of March 22, 2004. Additionally, as reported on Amendment No. 1 to Schedule 13D, filed with the SEC on February 13, 2004, Corporate Opportunities Fund, L.P. and its affiliates and Montreux Equity Partners II SBIC, L.P. and its affiliates beneficially own approximately 11% of our voting capital stock. Accordingly, these shareholders, acting individually or together, could control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may, at a minimum, have the effect of delaying or preventing a change in the management or voting control of us by a third party. It may also place us in the position of having these large shareholders take control of us and having new management inserted and new objectives adopted.

If competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated.

      The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. For example, there are products on the market that compete with Acthar, Nascobal, Ethamolin, Glofil-125, and VSL#3. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by competitors of ours, preventing us from obtaining this technology on favorable terms, or at all.

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

      If our competitors succeed in developing technologies and drugs that are more effective or less costly than any that we are developing, our technology and future drugs may be rendered obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly than we will. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market specific products. We do not know if drugs resulting from the joint efforts of our existing or future collaborative partners will be able to compete successfully with our competitors’ existing products or products under development or whether we will obtain regulatory approval in the U.S. or elsewhere.

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

      If none of our collaborations are successful in developing and commercializing products, or if we do not receive milestone payments or generate revenues from royalties sufficient to offset our significant investment in product development and other costs, then our business could be harmed. Disagreements with our collaborators could lead to delays or interruptions in, or termination of, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and may result in lost revenues and substantial legal costs which could negatively impact our results from operations. In addition, if we are unable to acquire new marketed products on a timely basis at an appropriate purchase price and terms, we may not reach profitability and may not generate sufficient cash to fund operations.

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

      Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States., including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive pre-clinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

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

      In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the United States) and private insurance plans. Because of VSL#3’s non-prescription status, it is not widely covered by third party payors. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may also impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues, thereby weakening our competitive position and negatively impacting our results of operations.

      In the United States, proposals have called for substantial changes in the Medicare and Medicaid programs. Any such changes enacted may require significant reductions from currently projected government expenditures for these programs. The Medicare Prescription Drug Improvement Act, enacted in December 2003, provides for, among other things, an immediate reduction in the Medicare reimbursement rates for many drugs administered in a physician’s office. The Medicare Act, as well as other changes in government legislation or regulation or in private third party payors’ policies toward reimbursement for our products, may reduce or eliminate reimbursement of our products’ costs. Driven by budget concerns, Medicaid managed care systems have been implemented in several states and local metropolitan areas. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to its innovative medicines, the market acceptance of these products may be reduced. We are unable to predict what impact the Medicare Act or other future legislation, if any, relating to third party reimbursement, will have on our product sales.

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

      The price of our common stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. Our stock price has ranged in value from $0.60 to $2.18 over the last two years. Any number of events, both internal and external to us, may continue to affect our stock price. These include, without limitation, the quarterly and yearly revenues and earnings/losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

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

      At December 31, 2003, we lease four buildings. We lease our 23,000 square foot headquarters in Union City, California under a lease agreement that expires in 2011. Our headquarters is currently occupied by the Executive, Finance and Administration, Sales and Marketing, Medical and Regulatory Affairs, distribution of VSL#3, Contract Manufacturing, Quality Control and Quality Assurance departments.

      We are subleasing 100% of a building in Hayward, California under a sublease agreement that expires in 2006. The Hayward premises has 30,000 square feet of laboratory and office space under a master lease that expires in November 2012. While we anticipate that our sublessee will fulfill the term of the sublease agreement, if they were to default, it would have a negative impact on us as we would still be obligated to make rent payments on the Hayward facility under the master lease agreement.

      We lease a 8,203 square foot facility in Carlsbad, California under a lease that expires January 2006. During 2003, we subleased 100% of the space under two separate subleases expiring in January 2006 and January 2005. The sublease expiring in January 2005 includes a renewal option to extend the term for three month periods.

      In May 2001, we closed our Neoflo manufacturing facility located in Lee’s Summit, Missouri. The lease period ends in December 2004 and, during 2003, we subleased the space through December 2004.

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders for the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      We are listed on the American Stock Exchange, Inc. From January 1998 to November 1999 we were traded under the symbol “CYP.” On November 17, 1999, we changed our name to Questcor Pharmaceuticals, Inc. and began trading under the symbol “QSC.”

      The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price

Quarter Ended	High	Low

December 31, 2003	$0.92	$0.60
September 30, 2003	1.00	0.75
June 30, 2003	1.20	0.75
March 31, 2003	1.34	0.78
December 31, 2002	1.16	0.90
September 30, 2002	1.35	0.89
June 30, 2002	2.01	1.28
March 31, 2002	2.18	1.29

      The last sale price of our common stock on March 22, 2004 was $0.93. As of March 22, 2004 there were approximately 296 holders of record of our common stock.

      We have never paid a cash dividend on our common stock. Our dividend policy is to retain our earnings, if we achieve positive earnings, and to support the expansion of our operations. Our Board of Directors does not intend to pay cash dividends on our common stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our Board of Directors.

Item 6.	Selected Consolidated Financial Data

      The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Form 10-K.

					Five Months
	Years Ended December 31,				Ended	Year Ended
					December 31,	July 31,
	2003	2002(2)	2001	2000	1999(1)	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net product sales	$13,655	$13,819	$5,196	$2,134	$624	$2,518
Total revenues	14,063	14,677	5,667	3,594	956	2,569
Total operating costs and expenses	17,397	17,080	15,050	17,752	23,257	10,026
Loss from operations	(3,334)	(2,403)	(9,383)	(14,158)	(22,301)	(7,457)
Net loss	(3,791)	(2,785)	(8,697)	(13,762)	(22,210)	(6,784)
Net loss applicable to common stockholders	(5,947)	(2,785)	(8,697)	(13,762)	(22,210)	(6,784)
Net loss per common share applicable to common stockholders — basic and diluted	(0.14)	(0.07)	(0.28)	(0.56)	(1.22)	(0.43)
Shares used in computing net loss per common share applicable to common stockholders — basic and diluted	41,884	38,407	31,425	24,722	18,240	15,712

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (includes $5 million compensating balance at December 31, 2001, 2000 and 1999)	$3,220	$7,506	$10,571	$8,151	$21,699
Working capital	4,352	7,018	2,659	1,261	16,943
Total assets	22,929	12,766	14,946	14,848	32,221
Long-term obligations	3,402	2,908	122	548	6,078
Preferred stock, Series A	5,081	5,081	5,081	5,081	5,081
Preferred stock, Series B	8,278	—	—	—	—
Common stock	85,232	77,528	74,018	66,152	65,423
Accumulated deficit	(82,915)	(76,968)	(74,183)	(65,486)	(51,724)
Total stockholders’ equity (deficit)	10,578	496	(300)	927	13,626

(1)	Includes the results of operations of RiboGene, Inc. from November 17, 1999 through December 31, 1999, including a one-time charge for restructuring costs of $1.5 million and a charge of $15.2 million for acquired in process research and development costs.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations” and SFAS, No. 142 “Goodwill and Other Intangible Assets.” See Note 1 to the Consolidated Financial Statements.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended

	12/31/03	09/30/03	06/30/03	03/31/03

	(In thousands, except per share data)
Net product sales	$4,470	$3,943	$2,880	$2,362
Total revenues	4,570	3,967	2,905	2,621
Cost of product sales	953	796	1,149	675
Net income (loss)	324	(576)	(1,769)	(1,770)
Net income (loss) applicable to common stockholders	129	(776)	(2,062)	(3,238)
Net income (loss) per share applicable to common stockholders	0.00	(0.02)	(0.05)	(0.08)

	Quarter Ended

	12/31/02	09/30/02	06/30/02	03/31/02

	(In thousands, except per share data)
Net product sales	$2,934	$3,772	$3,307	$3,806
Total revenues	3,234	3,848	3,741	3,854
Cost of product sales	651	829	708	634
Net income (loss)	(355)	(995)	(1,103)	(332)
Net loss applicable to common stockholders	(355)	(995)	(1,103)	(332)
Net loss per share applicable to common stockholders	(0.01)	(0.03)	(0.03)	(0.01)

      Certain amounts have been reclassified to conform with current year presentation of annual financial statements. The amounts reclassified from Research and Development to Cost of Product Sales totaled, in the aggregate, $443,000 for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. The amounts reclassified from Cost of Product Sales to Selling, General and Administrative totaled, in the aggregate, $110,000 for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002.

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

      We are a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through our U.S. direct sales force and international commercialization partners. We focus on the treatment of central nervous system (“CNS”) diseases and gastroenterological disorders which are served by a concentrated group of physicians such as neurologists and gastroenterologists. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort and complement our existing products. We currently market five products in the United States:

•	HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm;

•	Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies including Vitamin B-12 deficiencies associated with Crohn’s disease, gastric bypass surgery and MS;

•	Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices;

•	Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function; and

•	VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition.

      Due to minimal demand and increasing production costs, we discontinued marketing and selling Inulin in September 2003.

      In June 2003, we acquired Nascobal®, an FDA approved nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”) for $14.2 million. We began distributing Nascobal in July 2003. We are marketing Nascobal for patients with Crohn’s Disease and MS, and patients who are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. We are also marketing Nascobal for patients who have undergone gastric bypass surgery or other conditions that lead to a malabsorbtive state.

      Consistent with our focus on sales and marketing, our spending on research and development activities is minimal. Expenses incurred for the Acthar manufacturing site transfer and medical and regulatory affairs are classified as Research and Development Expenses in the accompanying Consolidated Statements of Operations. We have entered into agreements with pharmaceutical and biotechnology companies to further the development of certain acquired technology.

      We have incurred an accumulated deficit of $82.9 million at December 31, 2003. At December 31, 2003, we had $3.2 million in cash, cash equivalents and short-term investments, and in January 2004 we raised an additional $2.4 million through the private placement of common stock for cash and the surrender of warrants.

      Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses including the Acthar site transfer costs, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering, and the receipt of milestone payments.

Critical Accounting Policies

      Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product returns, sales allowances, bad debts, inventories, investments, and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Product Returns, Rebates and Sales Allowances

      We have estimated allowances for product returns from wholesalers and pharmacies, government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates from all states for goods purchased by patients covered by Medicaid, and cash discounts for prompt payment. We estimate our allowances by utilizing historical information for existing products and data obtained from external sources. For new products, we estimate our allowances for product returns, government chargebacks and rebates on specific terms for product returns, chargebacks and rebates, and our experience with similar products.

      Effective August 12, 2002, we changed our return goods policy such that we no longer issue credit memorandums for returns, rather returns are exchanged for replacement product (“Exchange Policy”). The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in Cost of Product Sales. In estimating returns, for each product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and in the distribution channel, and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil), and (iii) changes in demand measured by prescriptions as provided by an independent third party source and our internal estimates. For Glofil, we accept no returns for expired product. We continually assess our historical experience including customers’ compliance with the Exchange Policy, and we adjust our allowances as appropriate.

      In December 2002, we noted that certain customers were not complying with our Exchange Policy. These customers were deducting from amounts owed to us the full price of expired Acthar they planned to return to us. We reached an agreement with these customers to reverse these short-remittances and to accept replacement product for the Acthar expiring in November 2002 and May 2003. Certain customers received an administration fee from us. It remains our customers’ standard practice to deduct from payments to us the amount of the sales value of expired product (“returns receivable”) that they have requested for return. The returns receivable of $420,000 at December 31, 2003 was an increase of $344,000 from the December 31, 2002 balance of $76,000 primarily due to the expiration of batches of Acthar in November 2002 and May 2003. Customers have indicated that they will reimburse us for these deductions upon the replacement of expired units in accordance with our Exchange Policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of December 31, 2003, replacement units have been shipped relating to over two thirds of the amounts owing to us and we are seeking reimbursement from these customers. As long as our customer’s standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our Exchange Policy, the amounts deducted by them for returns may not be collectible, and we would increase our allowance for bad debts.

      Our Exchange Policy is not commonplace in the pharmaceutical industry as the standard policy is to issue credit memorandums in exchange for expired product that is returned. Our customers have expressed dissatisfaction with our Exchange Policy, and although they have complied to date, our ability to enforce this policy on customers whose influence and resources are far greater than ours, is extremely limited. If our customers do not comply with our policies, our options are limited. We could either not sell our products to them (see Wholesalers’ buying patterns, in the Risk Factor Section) or we could be forced to change our policy to allow for the issuance of credit memoranda in exchange for returned expired products. Under such a policy, we would no longer issue replacement product. The issuance of credit memoranda would negatively impact cash flow in the short-term but may increase future sales as shipment of replacement product at no cost would no longer occur.

      Should we be forced to change to a returns policy in which credit memoranda are issued in exchange for expired product, an allowance for returns (credit memorandums) would be necessary and would be recorded with an offset to net product sales at the time of the policy change. The allowance would be based on an estimate of the future credit memorandums to be issued based upon historical return rates by product, applied to the quantity of product sold that has not yet expired. Further, if such a policy change were made the currently recorded allowance for product exchanges would be eliminated resulting in a reduction of cost of product sales. On Acthar, the historical return rate has been approximately 18 to 20% due to the short shelf life of the product and the nature of the disease for which it is presented. A change in our business policy to a return for credit memoranda basis would have a significant negative financial impact at the time of the change. Using historical return rates for each product, if we adopted a policy of issuing credit memorandums for expired product, allowances of up to $2 million to $3 million might be needed. A change in the business policy to issuing credit memorandums for expired product would be considered a change in accounting estimate and would be accounted for on a prospective basis. The impact of a change to a return for credit memoranda policy would be to reduce net product sales by the amount of the estimated future credit memoranda to be issued offset by a reduction in cost of product sales for the elimination of the allowance for product replacement.

      In March 2004, one of our three largest customers communicated to us that they do not want to continue with the Exchange Policy but desire a policy of issuing credit memoranda for expired product. We will be meeting with this customer to attempt to maintain our Exchange Policy but in the event we are unsuccessful, we may be forced to change to a return for credit memoranda policy.

      In estimating Medicaid rebates, we match the actual rebates to the actual sales on a product-by-product basis to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to current period sales to arrive at the rebate expense (allowance) for the period. In particular, we consider allowable prices by Medicaid. In estimating government chargeback allowances, we analyze actual chargeback amounts by product and apply historical chargeback rates to sales to which chargebacks apply, typically sales to the Veterans Administration and other U.S. government organizations. We continually assess our experience with Medicaid rebates and government chargebacks and adjust the allowances accordingly.

      For certain major customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon historical experience and the amount of trade accounts receivable subject to the cash discounts.

      If actual product returns, government chargebacks, Medicaid rebates and cash discounts are greater than our estimates, or if our customers fail to adhere to our Exchange Policy, additional allowances may be required. To date, the actual amounts have approximated our estimates.

Inventories

      We maintain inventory reserves primarily for obsolescence (due to the expiration of shelf life). In estimating inventory obsolescence reserves, we analyze on a product-by-product basis (i) the expiration date,

(ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate inventory obsolescence. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-offs may be required.

      During fiscal year 2003, we acquired from Aventis for $470,000 various materials (including Acthar API) which are needed to produce both Acthar final product and API. As of December 31, 2003, there was $320,000 of the Aventis raw materials remaining in our inventory. The FDA approved our use of Aventis API in the production of Acthar final product until we have successfully transferred the production of API to a new contract manufacturer. This approval is conditioned on yearly testing of the API and the results meeting the current API specification. In the future, if we are successful in transferring the API production to our new contract manufacturer, BioVectra, we may write off certain of the remaining raw materials as excess inventory.

Intangible Assets

      We have intangible assets related to purchased technology, goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS 144, we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS 142, we review goodwill and other intangible assets with no definitive lives for impairment on an annual basis, using the two-step approach. To date, no impairment has been determined.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Total Revenues

	Years Ended
	December 31,
			Increase/
	2003	2002	(Decrease)%

	(in $000’s)
Net product sales	$13,655	$13,819	$(164)	(1)%
Contract research, grant and royalty revenue	58	208	(150)	(72)%
Technology revenue	350	450	(100)	(22)%
Service revenue from a related party	—	200	(200)	—

Total Revenues	$14,063	$14,677	$(614)	(4)%

      Total revenues for the year ended December 31, 2003 decreased $614,000, or 4%, from the year ended December 31, 2002 due to decreases in net product sales, contract research, grant and royalty revenue, technology revenue and service revenue from a related party, as explained below.

Net Product Sales

	Years Ended
	December 31,
			Increase/
	2003	2002	(Decrease)%

	(in $000’s)
HP Acthar® Gel	$7,973	$9,009	$(1,036)	(11)%
Nascobal®	2,099	—	2,099	100%
Ethamolin®	1,629	3,527	(1,898)	(54)%
VSL#3®	992	523	469	90%
Glofil®-125	887	732	155	21%
Inulin	75	28	47	167%

Total Net Product Sales	$13,655	$13,819	$(164)	(1)%

Net Product Sales by product as a percentage of total net product sales:

	Years Ended
	December 31,

	2003	2002

H.P. Acthar® Gel	58%	65%
Nascobal®	15%	—
Ethamolin®	12%	26%
VSL#3®	7%	4%
Glofil®-125	7%	5%
Inulin	1%	—

	100%	100%

      For the year ended December 31, 2003, net product sales decreased by $164,000, or 1%, from the year ended December 31, 2002. The decrease in net product sales is primarily the result of lower revenues from Acthar and Ethamolin offset by the commencement of sales of Nascobal in July 2003. During the year ended December 31, 2002 we shipped backorders outstanding at December 31, 2001 amounting to $334,000 for Acthar and $408,000 for Ethamolin. Without these backorders, product revenues would have been $13,077,000 in the year ended December 31, 2002. As of December 31, 2003, we had orders from customers totaling $325,000 that were not shipped until January 2004. Net product sales will fluctuate quarter to quarter based on wholesale inventory levels, the replacement of expired product and the timing of orders from customers.

Acthar

      For the year ended December 31, 2003, net product sales of Acthar decreased 11% from the year ended December 31, 2002. The lower sales of Acthar in fiscal year 2003 was partially the result of the replacement of expired vials of Acthar at no cost under our Exchange Policy, and the decision in the first quarter of fiscal year 2003 to briefly limit shipments of Acthar to critical care and emergency care situations due to the relatively short dating of our inventories and inventories at the wholesale level. During fiscal year 2003, under our Exchange Policy we replaced vials of Acthar with an estimated sales value of $2.3 million calculated using the unit prices in effect at December 31, 2003. The replacement of expired product displaced sales in fiscal year 2003 and is expected to continue to displace sales as product expires and is subsequently replaced. The decrease of unit sales over the prior year was also partially due to a shipment in early fiscal year 2002 of backorders totaling $334,000 outstanding as of December 31, 2001. The estimated demand as measured by prescriptions reported from an independent source increased by 6% in 2003 as compared to 2002.

      Under our Exchange Policy for expired product, during fiscal year 2003 we replaced vials of Acthar which expired in November 2002 and May 2003. The next batches of Acthar expire in January 2004 and December 2004 and replacements for the expired Acthar relating to these batches will occur in fiscal year 2004 and fiscal year 2005. During fiscal year 2002 under our Exchange Policy we shipped replacement units for expired product with an estimated sales value of $116,000 calculated using unit sales prices in effect at December 31, 2002. In fiscal year 2002 and fiscal year 2001, our Acthar vials sold had a one year shelf life and in the first quarter fiscal year 2003 we began shipping Acthar with a 18 month shelf life. Due to the short shelf life of Acthar, significant quantities could expire at the wholesaler or pharmacy level, which would then be returned for replacement product, under our Exchange Policy. The shipment of replacement product, at no cost to the customers, displaces future sales.

      In fiscal year 2004, due to a continued shift in promotional efforts toward Nascobal and the return of supply of a preferred competing product for Acthar, we expect prescriptions for Acthar to drop below fiscal year 2003 levels. Our Acthar promotional efforts will be designed to support current prescribers of Acthar in neurology.

Nascobal

      Nascobal sales commenced in July 2003. Based on the positive prescription trends of Nascobal in the fourth quarter of fiscal year 2003, we intend to add promotional resources to this product. As such, we expect revenue from Nascobal to increase in fiscal year 2004 and become a larger percentage of our total sales. We anticipate that as a percentage of total sales, Nascobal will increase and Acthar will decrease.

Ethamolin

      For the year ended December 31, 2003, net product sales of Ethamolin decreased 54% from the year ended December 31, 2002, which was primarily the result of the large purchase of Ethamolin by wholesalers in anticipation of the price increase in June 2002 and shipment of backorders existing at December 31, 2001. Effective June 24, 2002, we increased our list price for Ethamolin. From the date of the notification of the price increase through June 30, 2002, we received $1,560,000 of Ethamolin orders, which we believe were in excess of actual prescription needs and negatively impacted sales in the remainder of fiscal year 2002 and fiscal year 2003. The decrease of sales of Ethamolin in fiscal year 2003 over the prior year was also partially due to a shipment in early 2002 of backorders totaling $408,000 outstanding as of December 31, 2001. The demand for all sclerosing agents as measured by total prescriptions decreased in fiscal year 2003 by approximately 36%, from fiscal year 2002, and the decrease in demand for Ethamolin was approximately 37%. In fiscal year 2003 we did not actively promote Ethamolin and we do not expect to promote the product in fiscal year 2004.

VSL#3

      For the year ended December 31, 2003, net product sales of VSL#3 increased by $469,000, to $992,000, from $523,000 for the year ended December 31, 2002. The increase was attributed to a full year of sales since VSL#3 was launched in May 2002.

Glofil-125

      For the year ended December 31, 2003, net product sales of Glofil-125 increased by $155,000, to $887,000, from net product sales of $732,000 for the year ended December 31, 2002. The increase in net product sales was due in part to the CRIC study that began in 2003. The CRIC study is to enroll 3,000 people who are at risk for compromised renal function, and follow them for more than five years. The testing using Glofil-125 will occur at the enrollment of the trial and at the end of the trial. In fiscal year 2003, we did not actively promote Glofil and do not intend to actively promote it in the future.

Inulin

      For the year ended December 31, 2003, sales of Inulin increased by $47,000, to $75,000, from $28,000 for the year ended December 31, 2002. However, due to minimal demand and increasing cost of production, we discontinued marketing and selling Inulin in September 2003.

      We are reviewing the amount of inventory at the wholesale level in order to help assess the demand for Acthar, Ethamolin and Nascobal in fiscal year 2004. Quarterly revenues will fluctuate based on buying patterns of the wholesalers, expiration dates of product sold and timing of shipment of replacement product under our Exchange Policy.

Contract Research, Grant and Royalty Revenue

      Contract research, grant and royalty revenue decreased by $150,000, or 72%, to $58,000 for the year ended December 31, 2003 from $208,000 for the year ended December 31, 2002. This decrease was primarily the result of receiving less reimbursement under our SBIR grant, which was terminated on July 31, 2003, due to a decrease in activity with our GERI compound research project.

Technology Revenue and Services Revenue from a Related Party

      For the year ended December 31, 2003, we recognized $350,000 in technology revenue primarily from our License Agreement with Fabre-Kramer and the sale of certain patents. For the year ended December 31, 2002, we recognized $450,000 in technology revenue related to our License Agreements with Fabre Kramer and Ahn Gook. Services revenue from a related party was $200,000 for the year ended December 31, 2002. This amount represents the recognition of revenue resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3.

Cost of Product Sales

      Cost of product sales increased $751,000, or 27%, to $3,573,000 for the year ended December 31, 2003 from $2,822,000 for the year ended December 31, 2002. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess inventory. The increase is primarily due to write-offs of excess inventory and increases in our excess inventory allowance, increases in per unit material costs and increases in costs of performing product stability testing. The excess inventory write-offs and allowances are primarily the result of the decision to discontinue production and sales of Inulin and the short shelf life of Acthar. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs. Cost of product sales as a percentage of net product sales increased to 26% for the year ended December 31, 2003 from 20% for the year ended December 31, 2002. A change in the mix of products we sold contributed to this change in the percentage of costs of product sales to net product sales. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. We have entered into agreements with various vendors to distribute Acthar, Nascobal, Ethamolin and Glofil-125, and we distribute VSL#3 from our Union City facility. The decision to outsource these functions and close the Carlsbad facility resulted in reduced expense in the second half of 2003.

Gross Margins

	Years Ended
	December 31,

Gross Margins	2003	2002

HP Acthar Gel	78%	83%
Nascobal	86%	—
Ethamolin	73%	81%
VSL#3	52%	61%
Glofil	50%	49%
Inulin	(88)%	(29)%
All products	74%	80%

      Acthar and Ethamolin gross margins decreased due to the periodic stability testing required subsequent to manufacturing and the write-off and allowances from excessive inventory. The transfer of the manufacturing of Acthar from Aventis to new third party manufacturers will likely result in higher unit costs, which would result in a decrease of our gross margin on sales of Acthar. We commenced sales of Nascobal in July 2003. Inulin’s gross margins decreased as a result of the write-off of inventory upon termination of the product offering. Stability testing is required on each production lot of Acthar and Ethamolin and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred and are expected to increase as greater quantities of Acthar and Ethamolin are produced and become subject to testing. Total gross margins have declined based upon the mix of products and the reduction of margins on some individual products. Gross margins do not include any allocation of the amortization of purchased technology for the related project. The amortization is included in the depreciation and amortization line item in operating expenses.

Selling, General and Administrative

	Years Ended
	December 31,

	2003	2002	Decrease	%

	(in $000’s)
Selling, general and administrative expense	$10,400	$10,825	$(425)	(4)%

Percentage of total revenue	74%	74%

      Selling, general and administrative expenses for the year ended December 31, 2003 decreased 4% from the year ended December 31, 2002. As a percentage of revenue, selling, general and administrative expenses remained flat at 74% for the year ended December 31, 2003 from the year ended December 31, 2002. The decrease in dollars is primarily due to lower non-cash charges for stock-based compensation, lower public relations and investor relations expenses and decreases in management bonuses, totaling approximately $1,036,000, offset by the full year impact of increases to salary and other costs associated with the expansion of our sales and marketing departments in support of our newer products Acthar, Nascobal and VSL#3 totaling approximately $385,000 and other general and administrative costs. In addition, we had a headcount of 24 individuals to support the commercial sales of our five products as of December 31, 2003, compared to a headcount of 30 individuals to support the commercial sales of our five products as of December 31, 2002.

Research and Development

      Research and development expenses for the year ended December 31, 2003 were $2,267,000 as compared to $2,295,000 for the year ended December 31, 2002. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. In the year ended December 31, 2003, a third party contract laboratory performed several tests as part of our Acthar manufacturing site transfer. To date, this laboratory has been unsuccessful in validating the assay in order to complete the transfer. Based in part on the results of these tests, we were not able to complete the transfer of the assay to a new contract laboratory. In the fourth quarter of fiscal 2003, we temporarily suspended the testing and instead completed a review of the results achieved to date. We performed an analysis of the variables involved that may have affected the validation of the assay. Beginning in fiscal year 2004, we will resume the testing necessary to transfer the assay to a new contract laboratory. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially. The costs related to the Acthar site transfer may fluctuate depending on the timing of work performed and the costs related to such activities.

      During fiscal year 2003, our Carlsbad facility was vacated and the functions performed there were outsourced to third party contractors or transferred to the Union City headquarters. The entire facility was subleased during fiscal year 2003 and a liability of $171,000 was recorded for the net present value of future rental payments, net of sublease payments and the corresponding expense recorded to Research and Development.

      In fiscal years 2003 and 2002, our spending on research and development programs was limited and will continue to be minimal in the future. As such, we are seeking to out-license the development of Emitasol (intransal metoclopramide), a product that is approved in Italy and Korea as an anti-emetic. The development of Hypnostat for the treatment of sleep disorders and Panistat for the treatment of panic disorders will be controlled by Fabre Kramer. The future development of Emitasol will be dependent in part on our ability to enter into a partnership arrangement. As we rely on current and future strategic partners to develop and fund our non-commercial projects, we are unable to project estimated completion dates. We have limited control, if any, over these programs due to our reliance on partners for their development. Accordingly our ability to disclose historical and future costs associated with these projects is limited.

Depreciation and Amortization

      Depreciation and amortization expense increased by 2% to $1,157,000 for the year ended December 31, 2003 from $1,138,000 for the year ended December 31, 2002. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million) in June 2003, offset by lower depreciation due to assets becoming fully depreciated in fiscal years 2003 and 2002. The Nascobal purchased technology will be amortized over 15 years. The net remaining balance of purchased technology of $382,000 at December 31, 2002 was related to Ethamolin and was fully amortized in fiscal year 2003.

Other Income and Expense Items

	Years Ended
	December 31,
			Increase/
	2003	2002	(Decrease)%

	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(522)	$(415)	$107	26%
Interest income	229	307	(78)	(25)%
Interest expense	(333)	(315)	18	6%
Other income	1	120	(119)	(99)%
Other expense	(92)	(361)	(269)	(75)%
Rental income, net	260	282	(22)	(8)%

      Non-cash amortization of deemed discount on convertible debentures increased 26% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The convertible debentures were issued in March 2002.

      Interest income for the year ended December 31, 2003 decreased by 25% from the year ended December 31, 2002, primarily due to lower interest rates in fiscal year 2003 compared to the same period in

2002. Interest expense increased by 6% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily due to the current period representing a full year’s worth of interest expense on the convertible debentures issued in March 2002.

      Other income for the year ended December 31, 2003 decreased by 99% from the year ended December 31, 2002. During fiscal year 2002, we recognized other income as a result of receipt of profits arising from short swing stock trades executed by one of our 10% shareholders. Other expense for the year ended December 31, 2003 decreased by 75% from the year ended December 31, 2002. The decrease in other expense is primarily due to a lower amount of loss recognized in fiscal year 2003 related to our investment in the common stock of Rigel Pharmaceuticals as compared to fiscal year 2002. We liquidated our investment in Rigel common stock in the second quarter of fiscal year 2003. As such, for the year ended December 31, 2003 we recorded an other-than-temporary loss of $51,000 and realized losses of $14,000 related to the common stock investment as compared to a $367,000 other-than-temporary loss recorded on the common stock investment in fiscal year 2002.

      Rental income, net, for the year ended December 31, 2003 decreased 8% from the year ended December 31, 2002. Rental income, net, primarily arises from the lease and sublease of our former headquarters facility in Hayward, California. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property.

Net Loss

      For the year ended December 31, 2003, we incurred a net loss of $3,791,000, as compared to a net loss of $2,785,000 for the year ended December 31, 2002, an increase of $1,006,000, or 36%. The increased net loss for fiscal year 2003 compared to fiscal year 2002 was primarily the result of lower total revenues and higher cost of product sales.

Series B Preferred Stock Dividends

      Non-cash deemed dividends of $1,394,000 at December 31, 2003 are related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature was recorded because the effective conversion price of the Series B Preferred Stock was less than the fair value of the Common Stock on the commitment date. In addition, on June 13, 2003, we obtained a letter from our Series B Preferred Stockholders whereby certain covenants were waived until December 31, 2003. In exchange for such waiver, the exercise price of the warrants was reduced. The beneficial conversion feature was revalued using the new exercise price and the increase in value was recorded as a dividend. In December 2003, a waiver was received from the Series B Preferred Stockholders waiving certain covenants until January 31, 2004, at which time we were in compliance.

      Preferred Stock dividends of $762,000 represent the 8% cash dividends paid to the Series B Preferred Stockholders. These dividends are required to be paid in cash quarterly. The Series B Preferred Stock was issued in January 2003.

Net Loss Applicable to Common Shareholders

      For the year ended December 31, 2003, we incurred a net loss applicable to common stockholders of $5,947,000, or $.14 per share, as compared to a net loss applicable to common stockholders of $2,785,000, or $0.07 per share for the year ended December 31, 2002, an increase of $3,162,000. In fiscal year 2003 dividends on Series B Preferred Stock of $762,000 and non-cash deemed dividends related to the beneficial conversion feature of Series B Preferred Stock of $1,394,000 were recorded in arriving at the net loss applicable to common stockholders.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Total Revenues

	Year Ended
	December 31,
			Increase/
	2002	2001	(Decrease)%

	(in $000’s)
Net product sales	$13,819	$5,196	$8,623	166%
Contract research, grant and royalty revenue	208	381	(173)	(45)%
Technology revenue	450	90	360	400%
Services revenue from a related party	200	—	200	—

Total revenues	$14,677	$5,667	$9,010	159%

      Total revenues for the year ended December 31, 2002 increased 159% from total revenues for the year ended December 31, 2001, primarily due to increases of 166% for net product sales and increases in technology revenue and services revenue from a related party as described below.

Net Product Sales

	Years Ended
	December 31,
			Increase/
	2002	2001	(Decrease)%

	(in $000’s)
HP Acthar® Gel	$9,009	$2,141	$6,868	321%
Ethamolin®	$3,527	$1,695	1,832	108%
VSL#3®	523	—	523	—
Glofil®-125	732	982	(250)	(25)%
Inulin	28	317	(289)	(91)%
NeofloTM	—	61	(61)	—

Total Net Product Sales	$13,819	$5,196	$8,623	166%

Net Product Sales by product as a percentage of total net product sales:

	Years Ended
	December 31,

	2002	2001

H.P. Acthar® Gel	65%	41%
Ethamolin®	26%	33%
VSL#3®	4%	—
Glofil®-125	5%	19%
Inulin	—	6%
NeofloTM	—	1%

	100%	100%

      For the year ended December 31, 2002, net product sales increased by $8,623,000, or 166%, to $13,819,000 from $5,196,000 for the year ended December 31, 2001. The increase in net product sales was due primarily to increased unit sales of Ethamolin and a full year of sales of Acthar, which was introduced in the third quarter of 2001.

      During 2002 under our Exchange Policy we shipped replacement units for expired product with an estimated sales value of $123,000 calculated using unit prices in effect at December 31, 2002.

Acthar

      Acthar net product sales increased by $6.9 million in fiscal year 2002, from the net product sales in fiscal year 2001. The increase was primarily the result of a full year of Acthar sales in fiscal year 2002 as the product was introduced in the third quarter of fiscal year 2001. The increase of unit sales over the prior year was also partially due to a shipment in early 2002 of backorders outstanding as of December 31, 2001 totaling $334,000.

Ethamolin

      Ethamolin net product sales increased by $1.8 million, or 108%, in fiscal year 2002 as compared to fiscal year 2001. The increase was primarily due to the strategic buying by our customers in June 2002. Effective June 24, 2002, we increased our list price for Ethamolin. From the date of the notification of the price increase through June 30, 2002, we received $1,560,000 of Ethamolin orders. The increase of unit sales over the prior year was also partially due to a shipment in early 2002 of backorders outstanding as of December 31, 2001, totaling $408,000.

VSL#3

      We commenced sales of VSL#3 in May 2002, and thus there were no sales in fiscal year 2001.

Glofil-125

      Glofil-125 net product sales decreased 25% in fiscal year 2002, as compared to fiscal year 2001.

Inulin

      Inulin net product sales decreased 91% in fiscal year 2002 as compared to fiscal year 2001. Due to manufacturing issues that developed in fiscal year 2002, Inulin was not available for sale for part of fiscal year 2002 resulting in the decrease in sales from fiscal year 2001.

Neoflo

      Neoflo was discontinued as a product in fiscal year 2001.

Contract Research, Royalty and Grant Revenue

      Contract research, royalty and grant revenue decreased by $173,000, or 45%, to $208,000 for the year ended December 31, 2002 from $381,000 for the year ended December 31, 2001. This decrease was primarily the result of receiving less reimbursement under our SBIR grant due to a decrease in activity with our GERI compound research project during the year ended December 31, 2002.

Technology Revenues and Services Revenue from a Related Party

      For the year ended December 31, 2002, we recognized $450,000 in technology revenue related to our License Agreements with Fabre Kramer and Ahn-Gook. For the year ended December 31, 2001, we recognized $90,000 in technology revenue related to a payment under our license agreement with Tularik, Inc. for the sale of our antifungal drug discovery program. This license agreement expired in accordance with its terms in June 2002. Services revenue from a related party was $200,000 for the year ended December 31, 2002. This amount represents the recognition of revenue resulting from the $200,000 payment made by VSL for certain promotional activities we undertook to support the launch of VSL#3.

Cost of Product Sales

      Cost of product sales increased to $2,822,000, or 43%, for the year ended December 31, 2002 from $1,978,000 for the year ended December 31, 2001. This increase was primarily a result of greater material costs due to higher product sales for the current period. However, cost of product sales as a percentage of net product sales decreased to 20% for the year ended December 31, 2002 from 38% for the year ended December 31, 2001, primarily due to a change in product mix.

Gross Margins

	Years Ended
	December 31,

Gross Margins	2002	2001

HP Acthar® Gel	83%	73%
Ethamolin®	81%	71%
VSL#3®	61%	—
Glofil®-125	49%	49%
Inulin	(29)%	48%
Total all products	80%	62%

      Gross margins for the products other than VSL#3 and Inulin improved as a result of increased sales volume and product price increases in fiscal year 2002. Inulin’s gross margin decreased as a result of low sales volume coupled with increased cost of product. VSL#3 was formally launched in May 2002.

Selling, General and Administrative

	Years Ended
	December 31,

	2002	2001	Increase	%

	(in $000’s)
Selling, general and administrative	$10,825	$7,836	$2,989	38%

Percent of total revenues	74%	138%

      Selling, general and administrative expenses for the year ended December 31, 2002 increased 38% from the year ended December 31, 2001. However, as a percentage of revenue, selling, general and administrative expenses decreased to 74% for the year ended December 31, 2002 from 138% for the year ended December 31, 2001. The increase in dollars is primarily due to increased salary and other costs of $1,361,000 associated with the expansion of our sales and marketing departments, increased marketing costs of $1,151,000 to support our newer products, Acthar and VSL#3, and increased general and administrative costs. We had a headcount of 30 individuals to support the commercial sales of our five products as of December 31, 2002, compared to a headcount of 20 individuals to support the commercial sales of our four products as of December 31, 2001. The percentage of selling, general and administrative expenses for the year ended December 31, 2002 decreased to 74% of total revenues due to the increase overall in revenues discussed above.

Research and Development

      Research and development expenses, which are limited to manufacturing, regulatory and medical affairs compliance activities, for the year ended December 31, 2002 were $2,295,000, which represents a decrease of $57,000, or 2%, as compared to $2,352,000 for the year ended December 31, 2001. The decrease was primarily due to lower salary and associated expenses related to our research and development activities, offset by increased manufacturing site development costs related to the Acthar site transfer. The manufacturing site development costs incurred for the year ended December 31, 2002 relate primarily to site transfer and validation costs for Acthar.

Depreciation and Amortization

      Depreciation and amortization expense decreased by 48% to $1,138,000 for the year ended December 31, 2002 from $2,207,000 for the year ended December 31, 2001, primarily due to minimal purchases made in fiscal year 2002, as well as assets becoming fully depreciated in the period and a portion of purchased technology becoming fully amortized in fiscal year 2002.

Other Income and Expense Items

	Years Ended
	December 31,
			Increase/
	2002	2001	(Decrease)%

	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(415)	$—	$415	—
Interest income	307	520	(213)	(41)%
Interest expense	(315)	(465)	(150)	(32)%
Other income	120	29	91	314%
Other expense	(361)	(10)	351	3,510%
Rental income, net	282	612	(330)	(54)%

      Non-cash amortization of deemed discount on convertible debentures for the year ended December 31, 2002 was $415,000 pertaining to amortization of the deemed discount related to the convertible debentures. There was no similar expense in the year ended December 31, 2001.

      Interest income for the year ended December 31, 2002 decreased by 41% from the year ended December 31, 2001, primarily due to a lower return on invested cash. Interest expense decreased by 32% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to lower debt levels.

      Other income for the year ended December 31, 2002 increased by $91,000 from the year ended December 31, 2001. During fiscal year 2002, we recognized other income as a result of receipt of profits arising from short swing stock trades executed by one of our 10% shareholders. Other expense increased by $351,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily due to a $367,000 other-than-temporary loss taken on our Rigel equity securities investment.

      Rental income, net, for the year ended December 31, 2002 decreased $330,000 from the year ended December 31, 2001. The decrease was primarily due to the receipt in 2001 of a sublease termination fee of $130,000 by the former sublessor of our Carlsbad facility and a $250,000 payment receipt for vacating our Hayward facility in May 2001.

Net Loss and Net Loss Applicable to Common Shareholders

      For the year ended December 31, 2002, we incurred a net loss applicable to common stockholders of $2,785,000 or $0.07 per share, as compared to a net loss applicable to common stockholders of $8,697,000 or $0.28 per share for the year ended December 31, 2001, a decrease of $5,912,000 or 68%. As there were no dividends payable in fiscal year 2002 or fiscal year 2001 the net loss applicable to common stockholders is the same as the net loss for those years. The lower net loss is primarily the result of higher total revenues offset by increased operating costs and expenses.

Liquidity and Capital Resources

      We have principally funded our activities to date through various issuances of equity securities. Through March 22, 2004, we have raised total net proceeds of $63.0 million through various issuances of equity securities.

	As of December 31,

Liquidity and Capital Resources	2003	2002	2001

	(in $000’s)
Cash, cash equivalents and short-term investments (includes compensating balances of $5,000,000 at December 31, 2001)	$3,220	$7,506	$10,571
Working capital	$4,352	$7,018	$2,659
Cash provided by/(used in):
Operating activities	$(3,346)	$(1,836)	$(4,966)
Investing activities	$(13,273)	$(1,423)	$551
Financing activities	$13,683	$(768)	$7,780

      At December 31, 2003, we had cash, cash equivalents and short-term investments of $3,220,000 compared to $7,506,000 at December 31, 2002. In January 2004, we raised an additional $2.4 million through the private placement of common stock for cash and the surrender of outstanding warrants. At December 31, 2003, our working capital was $4,352,000 compared to $7,018,000 at December 31, 2002. The decrease in working capital was primarily due to the $14.3 million we paid in fiscal year 2003 for the purchase of Nascobal and funds used in operations, offset by net proceeds from the issuance of $10 million of Series B Convertible Preferred Stock in January 2003 and a $5 million private placement of common stock and warrants in June 2003.

      We used cash generated from product sales and other revenue, proceeds from stock issuances and matured short-term investments, and cash and short-term investments on hand at the beginning of the year to fund operations, acquire Nascobal, acquire short-term investments and for capital expenditures during fiscal year 2003.

Net Cash Used In Operating Activities

      Net cash of $3.3 million was used to fund operating activities during fiscal year 2003. Major uses of cash in addition to the funding of the net loss of $3.8 million were increases in accounts receivable of $571,000 and inventory of $596,000. Accounts receivable increased primarily as a result of the increase in “short remittances” for expired product of $344,000 and inventory increased primarily due to the purchase of Acthar raw materials from Aventis for $470,000. Our goal is to increase net product sales in fiscal year 2004 over fiscal year 2003 levels while maintaining operating costs and expenses at a level that is consistent with that of 2003.

      The operating loss in fiscal year 2003 included cash outlays for the Acthar manufacturing site transfer We expect to incur substantial future cash outlays for the Acthar site transfer. The site transfer process is not complete and may require substantial cash outlays for the work performed, capital expenditures and inventory, prior to the transfer being complete.

      During fiscal year 2002 net cash of $1.8 million was used to fund operating activities. Major uses of cash in addition to the funding of the net loss of $2.8 million were increases in accounts receivable of $932,000, increases in inventory of $295,000 and increases in prepaid expenses and other current assets of $509,000. Accounts receivable increased primarily as a result of the increasing sales in 2002 over 2001. Inventory increased primarily due to the purchase of Acthar finished goods in fiscal year 2002. Prepaid expenses and other current assets increased due to FDA regulatory fees and prepaid financing costs which did not exist in fiscal year 2001.

      During fiscal year 2001 net cash of $5.0 million was used to fund operating activities. The major use of cash was the funding of the net loss of $8.7 million. Also contributing to the use of cash was the increase in accounts receivables due to higher sales in fiscal year 2001 compared to fiscal year 2000, reduction of accrued development costs offset by increasing liabilities at December 31, 2001 including higher accounts payable and accrued compensation.

Net Cash Used in Investing Activities

      Net cash used in investing activities was $13.3 million for fiscal year 2003, primarily the result of cash paid of $14.3 million for the purchase of Nascobal and the purchase of property plant and equipment of $334,000 offset by the net proceeds of $1.3 million from maturity of short-term investments, net of purchases.

      Net cash used in investing activities was $1.4 million for fiscal year 2002, primarily the result of $1.3 million for the purchase of short-term investments and $355,000 in purchases of property, plant and equipment, offset by $142,000 increase in deposits and other assets.

      Net cash provided from investing activities was $551,000 for fiscal year 2001, primarily the result of proceeds from sales of short-term investments of $499,000 and increases in deposits and other assets offset by purchases of property, equipment and leasehold improvements of $183,000.

Net Cash Provided from Financing Activities

      Net cash provided from financing activities was $13.7 million for fiscal year 2003. This was primarily the result of net proceeds from the issuance of Series B Convertible Preferred Stock of $9.4 million, net proceeds from a private placement of common stock of $5 million and short-term borrowings of $587,000 offset by the payment of dividends on the Series B Preferred Stock of $749,000 and repayments of short-term and long-term debt of $664,000.

      Net cash was used in financing activities of $768,000 for fiscal year 2002. This was primarily the result of net proceeds from the issuance of convertible debentures of $4 million, short term borrowing of $1,251,000 and issuance of common stock of $560,000 offset by repayment of a note payable to a bank of $5 million and the repayment of short-term and long-term debt of $1,522,000.

      Net cash was provided from financing activities of $7.8 million for fiscal year 2001. This was primarily the result of net proceeds from the issuance of common stock and warrants of $7.3 million and the net proceeds of $960,000 from common stock to be issued offset by repayments of short-term debt, long-term debt and capital lease obligations of $470,000.

Cash and cash equivalents at December 31, 2003

      Total net cash flows for fiscal year 2003 resulted in a net decrease of cash and cash equivalents of $2.9 million for fiscal year 2003. The cash and cash equivalents at December 31, 2003 are $3.2 million. In January 2004, we entered into agreements with existing shareholders to issue common stock in exchange for $2.4 million and the surrender of outstanding warrants.

Contractual Obligations

	Payments Due by Period

		1 Year	Greater than		After
	Total	or Less	1 to 3 Years	4 to 5 Years	5 Years

	(In thousands)
Short-term debt(1)	$140	$140	$—	$—	$—
Convertible debentures(2)	4,000	—	4,000	—	—
Operating leases(3)	12,193	1,747	2,868	2,709	4,869
Contingent milestone payments for Nascobal spray(4)	4,000	—	4,000	—	—
Minimum payments remaining under supply agreement with BioVectra(5)	1,605	458	1,147	—	—
Annual employment agreement with CEO(6)	458	458	—	—	—
Purchase orders(7)	203	203	—	—	—

Total contractual cash obligations	$22,599	$3,006	$12,015	$2,709	$4,869

(1)	Short-term debt is principally notes payable related to our product liability and property and liability insurance policies which require monthly payments and will be paid in full during 2004.

(2)	In March 2002, we issued $4.0 million of 8% convertible debentures to an institutional investor and Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanzaria S.p.A. (“Sigma-Tau”). We will pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). The debentures mature on March 15, 2005.

We may redeem the debentures for cash prior to maturity after March 15, 2003, provided the average of the closing sale price of our common stock for the twenty (20) consecutive trading days prior to the delivery of the optional prepayment notice to the holders of the debentures is equal to or greater than $3.16 per share, and we have satisfied certain equity conditions. At the end of the term of the debentures, under certain circumstances, we may redeem any outstanding debentures for stock. We may redeem the institutional investor’s debentures for stock at maturity, provided the total aggregate number of shares of our common stock issued to them (including shares issuable upon conversion of the debenture and shares issuable upon exercise of their warrant) does not exceed 7,645,219 shares (representing 19.999% of the total number of issued and outstanding shares of our common stock as of March 15, 2002). We may redeem Defiante’s debenture for stock at maturity, provided the market price of our common stock at the time of redemption is greater than $1.50 per share (representing the five day average closing sale price of our common stock immediately prior to March 15, 2002).

(3)	We lease four buildings with lease terms expiring in 2004 to 2012. Annual rent expense for all of our facilities, equipment and automobile leases in fiscal year 2003 were approximately $1,885,000. We lease our headquarters in Union City, California, with 23,000 square feet of office space under a lease agreement that expires in 2012. Our headquarters is currently occupied by our Executive, Finance and Administration, Sales and Marketing, Medical and Regulatory Affairs, distribution of VSL#3, Contract Manufacturing, and Quality Control and Quality Assurance departments. Annual rent payments for fiscal year 2004 for this facility are $485,000.

We lease a facility of 8,203 square feet in Carlsbad, California under a lease that expires in January 2006. During fiscal year 2003, the Carlsbad facility was vacated and our warehousing and distribution for all products, except VSL#3, were outsourced to third party contractors. VSL#3 is now distributed from our Union City facility. During fiscal year 2003, we subleased 100% of the Carlsbad facility under two separate subleases expiring in January 2006 and January 2005. We anticipate that we will receive $149,000 in fiscal year 2004 as sublease income to be used to pay the annual rent of $228,000.

We have subleased laboratory space in Hayward, California for a term of six years and anticipate that we will receive $1,048,000 in fiscal year 2004 as sublease income to be used to pay the annual rental expense of $697,000. Our facility in Lee’s Summit, Missouri was closed in May 2001 and this facility has been subleased. Lease payments for the facility in Lee’s Summit, Missouri are $138,000 for fiscal year 2004 and we anticipate $57,000 as sublease income to be used to pay the annual rental expense. We have also entered into various office equipment leases and automobile leases for our sales representatives, the terms of which are typically three years.

(4)	In connection with our acquisition of Nascobal, we are also acquiring rights to Nascobal nasal spray, an improved dosage form, for which an NDA was filed by Nastech with the FDA in December 2003. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, we will be required to make a $2 million payment for the transfer of the NDA from Nastech to us. We understand that the FDA’s target for review and action on NDA applications is ten months from the date of submission. Hence the NDA could be approved as early as the fourth quarter of 2004; however, we believe that the final approval is more likely to occur in the first half of fiscal year 2005. Further, subject to the approval of the NDA for the new Nascobal nasal spray dosage form and upon issuance of a U.S. patent for the new Nascobal nasal spray dosage form, we will be required to make a second $2 million payment. A provisional patent application for Nascobal nasal spray has been filed.

(5)	We have signed an agreement with BioVectra dcl to produce the API used in Acthar. The agreement requires minimum production totaling $1.7 million during the term. During fiscal year 2003, we paid $115,000 under this agreement. The agreement terminates in December 2007 and includes two one-year extension options. The production of the first batch of API is scheduled to begin in 2004.

(6)	In August 1999, we entered into an employment agreement with Charles J. Casamento, our Chairman, President and Chief Executive Officer. The agreement automatically renews annually. The agreement provides for an annual base salary of $341,250 prior to January 1, 2000, and an annual base salary of not less than $375,000 thereafter, subject to annual review and increases. In January 2003, Mr. Casamento’s annual base salary was increased to $458,500. The Employment Agreement provides Mr. Casamento with the opportunity to receive an additional annual bonus for each fiscal year with us. The amount of the bonus opportunity is 50% of the annual rate of base salary, and our Board of Directors determines the objectives which Mr. Casamento must achieve to receive all or a portion of this bonus opportunity for each fiscal year with us. The employment agreement also provides that, in the event Mr. Casamento’s employment is terminated without cause, he will receive, as severance, continued payment of his then base salary for twenty four months and a pro-rated portion of his annual bonus following such termination. In addition, Mr. Casamento would be entitled to receive Questcor paid insurance coverage for 24 months and coverage at his election and expense for an additional 24 months thereafter.

(7)	Purchase orders issued as of December 31, 2003 for which the goods have not yet been received or the services not yet rendered.

      Messrs. Morris and Beers are each party to agreements that would provide certain benefits upon a change in control of the Company. In the event a change in control occurs and the employee’s employment with the Company is terminated involuntarily other than for cause, the employee will be entitled to receive a lump sum severance benefit in the amount equal to the sum of: (i) twelve months of base salary, and (ii) the employee’s pro-rated maximum bonus opportunity for the fiscal year of the Company in which the termination of his employment occurs. In addition, such employees would be entitled to receive Company paid insurance coverage for 12 months and coverage at their election and expense for an additional 15 months. In the event Mr. Morris is terminated other than for cause without a change in control, he would receive a lump sum severance payment equal to nine months base salary and the continuation of health and medical benefits for nine months.

      As of December 31, 2003 we had an agreement with a bank for a revolving accounts receivable line of credit for a maximum of $3,000,000 secured by a blanket lien on all of our assets including intellectual property. There were no borrowings under the line of credit during 2003 and in January 2004 we terminated the agreement and the blanket lien was released.

Equity Transactions

Equity Transactions in Year Ended December 31, 2001

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

      In December 2001, we entered into a Promotion Agreement effective in January 2002 with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. In connection with this Promotion Agreement, we entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to our market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share before December 1, 2003. The warrants expired on December 1, 2003 without exercise. We issued the common stock related to this transaction in February 2002.

Equity Transactions in Year Ended December 31, 2002

      In March 2002, in two separate transactions, we issued $4.0 million of 8% convertible debentures to an institutional investor and Sigma-Tau. We pay interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures are convertible into shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). At the end of the term of the debenture, under certain circumstances, we have the option to repay the principal in stock and, under certain circumstances, we can also redeem the debenture for cash prior to maturity. The debentures mature on March 15, 2005. In conjunction with this transaction, we issued warrants to both the institutional investor and Sigma-Tau to acquire an aggregate of 1,518,987 shares of common stock at an exercise price of $1.70 per share. In January 2004 the warrants to purchase 759,493 shares of common stock held by Sigma-Tau were surrendered as consideration, along with cash for the issuance of 759,493 shares of common stock. The remaining warrants held by the institutional investor expire on March 15, 2006. In connection with the issuance of the debentures and warrants, we recorded a deferred expense related to a beneficial conversion feature of $1,484,000. This amount is amortized to interest expense over the term of the debentures. Assuming the conversion of the above-mentioned debenture by Sigma-Tau, Sigma-Tau would own approximately 28% of our outstanding voting capital stock as of March 22, 2004.

Equity Transactions in Year Ended December 31, 2003

      In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various institutional healthcare investors. Our gross proceeds from the private placement were $10 million. The Series B Preferred Stock had an aggregate stated value of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. In December 2003 Series B Preferred Stock having a stated value of $900,000 and accrued and unpaid dividends of $13,000, was converted into 976,770 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.

      In June 2003, we entered into agreements with the holders of record of our Series B Preferred Stock, whereby the holders of Series B Preferred Stock waived certain covenants and rights to receive additional dividends as provided in the Certificate of Determination, which may have been triggered as a result of our acquisition of Nascobal and the use of our cash resources to pay the purchase price (the “Acquisition”). Specifically, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in our being unable to satisfy the test set forth in Sections 500 and 501 of the California Corporations Code to allow for us to redeem all of the issued and outstanding shares of Series B Preferred Stock. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which (A) our assets (exclusive of goodwill, capitalized research, and development expenses and deferred charges) equal less than 125% of our liabilities (not including deferred taxes, deferred income and other deferred credits) or (B) our current assets equal less than 80% of our current liabilities. Additionally, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in our being unable to maintain Net Cash, Cash Equivalents and Eligible Investment Balances (as defined in the Certificate of Determination) in an amount equal to $5 million. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which we fail to maintain Net Cash, Cash Equivalents and Eligible Investment Balances in an amount equal to at least $2.5 million. The holders of Series B Preferred Stock also agreed that: (i) the Acquisition would not constitute a breach of the covenant in the Certificate of Determination requiring us to use our best efforts to maintain compliance with Sections 500 and 501 of the California Corporations Code to be able to pay dividends on and to redeem all of the issued and outstanding shares of Series B Preferred Stock; and (ii) the incurrence by us of contingent obligations to pay additional amounts to Nastech of $5,183,333 and the granting of a security interest in the acquired Nascobal product would not constitute a breach of the covenants in the Certificate of Determination restricting our ability to incur indebtedness and create liens. In consideration of such agreements, we agreed to adjust the exercise price of warrants to purchase 3,399,911 shares of our common stock previously issued by us to the holders of Series B Preferred Stock from $1.0824 per share to $0.9412 per share. On December 23, 2003, a new waiver was signed by the holders of Series B Preferred Stock which waived the Net Cash, Cash Equivalents and

Eligible Investment Balances among other requirements until January 31, 2004 at which time we were in compliance.

      Also in June 2003, we consummated a private placement of our Common Stock and warrants to purchase Common Stock. We issued 4,979,360 shares of Common Stock in the private placement at $1.01 per share, which was the volume weighted average price of the common stock for the five days prior to and including the close of the private placement. Gross proceeds to us from the private placement were approximately $5 million. The purchasers of our Common Stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of Common Stock at an exercise price of $1.26 per share, which represented a 25% premium to the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. The warrants expire in June 2008. In January 2004 warrants to purchase 2,512,368 shares of common stock were surrendered as consideration, along with cash, for the issuance of 2,512,368 shares of common stock.

Equity Transactions Subsequent to December 31, 2003

      In January 2004 we entered into agreements with existing shareholders to issue 4,878,201 shares of common stock in exchange for $2,399,050 in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The warrants surrendered represented approximately 46% of the warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their fair value of $743,000, which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of our common stock for the five trading days prior to the agreement to the terms of the transaction.

American Stock Exchange Listing Standards

      In August 2002, we were notified by the American Stock Exchange (“AMEX”) that certain of our financial measures fell below certain of AMEX’s continued listing standards and we had therefore become subject to possible delisting. On October 15, 2003, AMEX notified us that it had completed its review of Questcor and determined that we had regained compliance with AMEX’s applicable continued listing standards at that date.

Cash Requirements

      Based on our internal forecasts and projections, we believe that our cash on hand at December 31, 2003, together with the $2.4 million of cash raised in our January 2004 private placement of common stock, and the net cash flows generated from operations, will be sufficient to fund operations through at least December 31, 2004, unless a substantial portion of our cash is used for product acquisition or our 2004 revenues are less than we expect.

      Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; timing of payments to Nastech relating to the nasal spray formulation of Nascobal; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and successful completion of the Acthar site transfer; payment of dividends and compliance to prevent additional dividend events; any expansion or acceleration of our development programs or optional redemption events, and other factors.

      If our revenues do not grow and provide cash flow from operations in an amount sufficient to meet our obligations, or if we are unable to maintain compliance with certain covenants and thus avoid the payment of additional dividends of 6% to the holders of the Series B Convertible Preferred Stock, or we do not have sufficient funds to make the contingent payments, if, and when due to Nastech for the new nasal spray form of Nascobal, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources in addition to the equity financing raised in January 2004. However, traditional asset based financing does not appear to be available at this time. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

Income Taxes

      As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $98 million and $27 million, respectively. We also had federal and California research and development tax credits of approximately $2 million and $1 million, respectively. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2004 through 2023, if not utilized.

Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on our results of operations or financial position as of December 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 as amended must be applied for interim or annual reporting periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not impact our results of operations or financial position as of December 31, 2003, as we are not a party to any variable interest entities.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost, as generally defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. During the year ended December 31, 2003, we transferred certain functions previously performed at our Carlsbad, California facility (distribution, quality control and quality assurance) to third party contractors or to our Union City headquarters. Consequently, during fiscal year 2003, we entered into sublease agreements with two sublessees for the Carlsbad facility. We recognized losses relating to the lease totaling $171,000 in fiscal year 2003. The loss associated with the Carlsbad leases is included in research and development in our consolidated statements of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. Our investments include money market accounts, commercial paper and corporate bonds. The table below presents the amounts and related interest rates of our investment portfolio and interest-bearing liabilities as of December 31, 2003 and 2002.

			Fair Value
	2003	Total	12/31/03

	(In thousands,
	except interest
	rates)
ASSETS
Cash and cash equivalents	$3,220	$3,220	$3,220
Average interest rate	1.13%	—	—
LIABILITIES
Notes payable — short-term	$140	$140	$140
Average interest rate	7.64%	—	—
Convertible debentures	$4,000	$4,000	$4,000
Average interest rate	8%	—	—

			Fair Value
	2002	Total	12/31/02

	(In thousands,
	except interest
	rates)
ASSETS
Cash and cash equivalents	$7,506	$7,506	$7,506
Average interest rate	1.63%	—	—
LIABILITIES
Notes payable — short-term	$218	$218	$218
Average interest rate	10.31%	—	—
Convertible debentures	$4,000	$4,000	$4,000
Average interest rate	8%	—	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

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

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The information required is hereby incorporated by reference from the information contained in our definitive proxy statement (the “Proxy Statement”) with respect to our 2004 Annual Meeting of Shareholders, filed with the Commission pursuant to Regulation 14A under the headings “Nominees,” “Company Management,” “Code of Business Conduct and Ethics” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Executive Compensation.”

Item 14.	Principal Accountant Fees and Services

      The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors.”

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

      1. Financial Statements. Our financial statements and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

      2. Financial Statement Schedules. The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

      (b) Reports on Form 8-K

      On October 21, 2003, we furnished on Form 8-K, under Item 9, our press release of our results for the quarter ended September 30, 2003.

      (c) Exhibits

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cypros Pharmaceutical Corporation, a California corporation (“Parent”), Cypros Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.2(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3	.3(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.

Exhibit
Number		Description

3	.4(5)	Bylaws of the Company.
4	.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4	.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(8)	1992 Employee Stock Option Plan, as amended.
10	.3(9)	1993 Non-employee Directors Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10	.4(9)	Employment Agreement dated as of August 4, 1999 between the Company and Charles J. Casamento.
10	.5(10)	2000 Employee Stock Purchase Plan.
10	.6(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.8(11)	Promotion Agreement dated December 1, 2001 between the Company and VSL Pharmaceuticals, Inc.†
10	.9(11)	First Amendment to Promotion Agreement dated June 27, 2002 between the Company and VSL Pharmaceuticals, Inc.†
10	.10(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.11(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.12(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.13(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.14(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.15(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.16(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.17(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.18(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.19(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10	.20(14)	Amendment to Employment Agreement between the Company and Charles J. Casamento dated March 21, 2003.
10	.21(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.22(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10	.23(14)	Letter Agreement dated May 2, 2000 between the Company and Kenneth R. Greathouse.
10	.24(14)	Amendment to Letter Agreement dated March 21, 2003 between the Company and Kenneth R. Greathouse.
10	.25(14)	Letter Agreement dated August 24, 2001 between the Company and Timothy E. Morris.
10	.26(14)	Amendment to Letter Agreement dated November 7, 2001 between the Company and Timothy E. Morris.

Exhibit
Number		Description

10	.27(14)	Amendment to Letter Agreement dated March 21, 2003 between the Company and Timothy E. Morris.
10	.28*	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10	.29*	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10	.30*	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
23	.1*	Consent of Ernst & Young LLP, Independent Auditors.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ CHARLES J. CASAMENTO

Charles J. Casamento
Chairman, President and Chief Executive Officer

Dated: March 30, 2004

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

Signature	Title	Date

/s/ CHARLES J. CASAMENTO Charles J. Casamento	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ TIMOTHY E. MORRIS Timothy E. Morris	Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	March 30, 2004

/s/ BRIAN C. CUNNINGHAM Brian C. Cunningham	Director	March 30, 2004

/s/ FRANK J. SASINOWSKI Frank J. Sasinowski	Director	March 30, 2004

/s/ JON S. SAXE Jon S. Saxe	Director	March 30, 2004

/s/ ROGER G. STOLL Roger G. Stoll, Ph.D.	Director	March 30, 2004

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Director	March 30, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Questcor Pharmaceuticals, Inc.

      We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Palo Alto, California

February 12, 2004

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,220	$6,156
Short-term investments	—	1,350
Accounts receivable, net of allowance for doubtful accounts of $60 and $20 at December 31, 2003 and 2002, respectively	2,161	1,590
Inventories	1,050	391
Prepaid expenses and other current assets	873	979

Total current assets	7,304	10,466
Property and equipment, net	609	585
Purchased technology, net	13,709	382
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	828	854

Total assets	$22,929	$12,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,402	$1,230
Accrued compensation	358	794
Other accrued liabilities	1,052	1,205
Short-term debt and current portion of long-term debt	140	218
Current portion of capital lease obligations	—	1

Total current liabilities	2,952	3,448
Convertible debentures, (face amount of $4,000), net of deemed discount of $598 and $1,092 at December 31, 2003 and 2002, respectively	3,402	2,908
Other non-current liabilities	916	833
Commitments and contingencies
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at December 31, 2003 and 2002 (aggregate liquidation preference of $10,000 at December 31, 2003 and 2002)	5,081	5,081
Stockholders’ equity:
Preferred stock, no par value, 9,100 Series B shares issued and outstanding, net of issuance costs (aggregate liquidation preference of $9,100) at December 31, 2003	8,278	—
Common stock, no par value, 105,000,000 shares authorized; 45,387,802 and 38,676,592 shares issued and outstanding at December 31, 2003 and 2002, respectively	85,232	77,528
Deferred compensation	(17)	(22)
Accumulated deficit	(82,915)	(76,968)
Accumulated other comprehensive loss	—	(42)

Total stockholders’ equity	10,578	496

Total liabilities and stockholders’ equity	$22,929	$12,766

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Revenues:
Net product sales	$13,655	$13,819	$5,196
Contract research, grant and royalty revenue	58	208	381
Technology revenue	350	450	90
Services revenue from a related party	—	200	—

Total revenues	14,063	14,677	5,667
Operating costs and expenses:
Cost of product sales	3,573	2,822	1,978
Selling, general and administrative	10,400	10,825	7,836
Research and development	2,267	2,295	2,352
Depreciation and amortization	1,157	1,138	2,207
Loss on discontinued product line	—	—	677

Total operating costs and expenses	17,397	17,080	15,050

Loss from operations	(3,334)	(2,403)	(9,383)
Non-cash amortization of deemed discount on convertible debentures	(522)	(415)	—
Interest income (expense), net	(104)	(8)	55
Other income (expense), net	(91)	(241)	19
Rental income, net	260	282	612

Net loss	(3,791)	(2,785)	(8,697)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	1,394	—	—
Dividends on Series B Preferred Stock	762	—	—

Net loss applicable to common stockholders	$(5,947)	$(2,785)	$(8,697)

Basic and diluted net loss per share applicable to common stockholders	$(0.14)	$(0.07)	$(0.28)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	41,884	38,407	31,425

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK

AND STOCKHOLDER’S EQUITY

	Preferred Stock

									Accumulated
	Series A		Series B		Common Stock				Other	Total
							Deferred	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain/(Loss)	Equity/(Deficit)

	(In thousands, except shares)
Balances at December 31, 2000	2,155,715	$5,081	—	$—	25,303,091	$66,152	$(71)	$(65,486)	$332	$927
Deferred compensation offset by cancellation of unvested options to a director	—	—	—	—	—	(26)	26	—	—	—
Stock compensation for options and warrants granted to consultants	—	—	—	—	—	601	—	—	—	601
Amortization of deferred compensation	—	—	—	—	—	—	25	—	—	25
Issuance of shares pursuant to employee stock purchase plan	—	—	—	—	193,214	112	—	—	—	112
Issuance of common stock to investors, net of issuance costs	—	—	—	—	8,969,397	5,270	—	—	—	5,270
Issuance of common stock upon exercise of warrant	—	—	—	—	2,873,563	1,500	—	—	—	1,500
Issuance of common stock upon exercise of stock options	—	—	—	—	50,338	58	—	—	—	58
Warrant issuances for cash	—	—	—	—	—	351	—	—	—	351
Comprehensive income (loss)
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(447)	(447)
Net loss	—	—	—	—	—	—	—	(8,697)	—	(8,697)

Total comprehensive loss:	—	—	—	—	—	—	—	—	—	(9,144)

Balances at December 31, 2001	2,155,715	5,081			37,389,603	74,018	(20)	(74,183)	(115)	(300)
Deemed discount on convertible debentures		—	—	—	—	1,484	—	—	—	1,484
Stock compensation for options and warrants granted to consultants	—	—	—	—	—	405	—	—	—	405
Deferred compensation	—	—	—	—	—	19	(19)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	17	—	—	17
Issuance of shares pursuant to employee stock purchase plan	—	—	—	—	313,114	146	—	—	—	146
Issuance of common stock to investors	—	—	—	—	640,000	960	—	—	—	960
Issuance of common stock upon exercise of stock options	—	—	—	—	355,432	414	—	—	—	414
Cancellation of shares			—	—	(21,557)	—	—	—
Warrant issuances associated with convertible debentures	—	—	—	—	—	82	—	—	—	82
Comprehensive income (loss)
Other-than-temporary loss on investments	—	—	—	—	—	—	—	—	367	367
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(294)	(294)
Net loss	—	—	—	—	—	—	—	(2,785)	—	(2,785)

Total comprehensive loss:	—	—	—	—	—	—	—	—	—	(2,712)

Balances at December 31, 2002	2,155,715	5,081	—	—	38,676,592	77,528	(22)	(76,968)	(42)	496
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	50	—	—	—	50
Deferred compensation	—	—	—	—	—	15	(15)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	20	—	—	20
Issuance of shares pursuant to employee stock purchase plan	—	—	—	—	93,123	68	—	—	—	68
Issuance of common stock to investors	—	—	—	—	4,979,360	4,826	—	—	—	4,826
Issuance of common stock upon cashless exercise of warrant			—	—	387,995	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	273,962	212	—	—	—	212
Issuance of Series B preferred stock, net of issuance costs	—	—	10,000	9,404	—	—	—	—	—	9,404
Warrants issued on Series B preferred stock	—	—	—	(1,620)	—	1,620	—	—	—	—
Issuance of common stock upon conversion of Series B preferred stock	—	—	(900)	(900)	956,225	900	—	—	—	—
Issuance of common stock upon conversion of accrued dividends for Series B preferred stock	—	—	—	—	20,545	13	—	—	—	13
Deemed dividends on Series B preferred stock	—	—	—	1,394	—	—	—	(1,394)	—	—
Dividends recorded	—	—	—	—	—	—	—	(762)	—	(762)
Comprehensive income (loss)
Other-than-temporary loss on investments	—	—	—	—	—	—	—	—	51	51
Reclassification of net unrealized loss on investments into realized loss	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	(3,791)	—	(3,791)

Total comprehensive loss:	—	—	—	—	—	—	—			(3,749)

Balances at December 31, 2003	2,155,715	$5,081	9,100	$8,278	45,387,802	$85,232	$(17)	$(82,915)	$—	$10,578

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows Used in Operating Activities
Net loss	$(3,791)	$(2,785)	$(8,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	75	381	601
Amortization of deemed discount on convertible debentures	522	415	—
Amortization of deferred compensation	20	17	25
Depreciation and amortization	1,157	1,138	2,207
Other-than-temporary loss on investment	51	367	—
Loss (gain) on the sale/disposal of equipment	26	(37)	43
Loss (gain) on the sale of investment	14	—	—
Loss on discontinued product line	—	—	677
Write down of licenses and patents	—	—	81
Changes in operating assets and liabilities:
Accounts receivable	(571)	(932)	(487)
Inventories	(596)	(295)	(40)
Prepaid expenses and other current assets	81	(509)	112
Accounts payable	172	135	619
Accrued compensation	(436)	219	183
Accrued development costs	—	—	(541)
Other accrued liabilities	(153)	149	136
Other non-current liabilities	83	(99)	115

Net cash used in operating activities	(3,346)	(1,836)	(4,966)
Cash flows from Investing Activities
Acquisition of purchased technology	(14,289)	—	—
Purchase of short-term investments	(3,009)	(1,261)	—
Proceeds from the sale and maturities of short-term investments	4,337	—	499
Purchase of property, equipment and leasehold improvements	(334)	(355)	(183)
Proceeds from the sale of equipment	24	51	44
Increase (decrease) in deposits and other assets	(2)	142	191

Net cash (used in) provided by investing activities	(13,273)	(1,423)	551
Cash Flows from Financing Activities
Issuance of common stock and warrants, net	5,106	560	7,290
Net proceeds from common stock to be issued	—	—	960
Issuance of preferred stock, net	9,404	—	—
Payment of preferred stock dividends	(749)	—	—
Issuance of convertible debentures	—	4,000	—
Short-term borrowings	587	1,251	—
Repayment of note payable to bank	—	(5,000)	—
Repayment of short-term and long-term debt	(664)	(1,522)	(382)
Repayments of capital lease obligations	(1)	(57)	(88)

Net cash provided by (used in) financing activities	13,683	(768)	7,780

Increase (decrease) in cash and cash equivalents	(2,936)	(4,027)	3,365
Cash and cash equivalents at beginning of period	6,156	10,183	6,818

Cash and cash equivalents at end of period	$3,220	$6,156	$10,183

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$413	$238	$466

Non-cash Investing and Financing Activities:
Warrant issued in connection with convertible debentures	—	$82	$—

Common stock issued upon conversion of accrued dividends for Series B preferred stock	$13	$—	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization and Business Activity

      Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through a U.S. direct sales force and international commercialization partners. The Company focuses on the treatment of central nervous system (“CNS”) diseases and gastroenterological disorders which are served by a concentrated group of physicians such as neurologists and gastroenterologists. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, and complement the Company’s existing products. In addition, through corporate collaborations, the Company intends to develop new patented intranasal formulations of medications previously approved by the Food and Drug Administration (“FDA”). The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. Due to minimal demand and increasing production costs, the Company discontinued marketing and selling Inulin in September 2003.

      On June 17, 2003, the Company acquired Nascobal®, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”). The Company began distributing Nascobal in July 2003. The Company markets Nascobal for patients with MS and Crohn’s Disease, since these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. In June 2002, the Company signed a license agreement with Fabre Kramer Pharmaceuticals, Inc., whereby Fabre Kramer will manage and provide funding for the clinical development programs for HypnostatTM (an intranasal triazolam for the treatment of insomnia) and PanistatTM (an intranasal alprazolam for the treatment of panic disorders). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

      Questcor Pharmaceuticals, Inc. is the surviving corporation of a merger between Cypros Pharmaceutical Corporation and RiboGene, Inc. The merger was completed on November 17, 1999.

Need to Raise Additional Capital

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant net losses and negative cash flows from operations since its inception. At December 31, 2003, the Company had an accumulated deficit of $82.9 million. Management believes that cash on hand at December 31, 2003, together with the $2.4 million of cash raised in its January 2004 private placement of common stock, and the net cash flows that will be generated from operations, will be sufficient to fund operations through at least December 31, 2004, unless a substantial portion of its cash is used for product acquisition or 2004 revenues are less than expected. If the Company’s revenues do not grow and provide cash flows from operations in an amount sufficient to meet its obligations, it will seek to raise additional capital through public or private equity financing or from other sources, in addition to the equity financing raised in January 2004, if available on terms acceptable to the Company.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Equivalents and Short-Term Investments

      The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the Statement of Operations, in “Other income (expense), net.”

Concentration of Risk

      Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company extends credit to its customers, primarily large drug wholesalers and distributors and certain hospitals and treatment centers, in connection with its product sales. The Company has not experienced significant credit losses on its customer accounts, with the exception of the product sales to NutraMax on which the Company wrote off $29,000 in 2001. Three customers accounted for the majority of our net product sales as follows:

	Years Ended
	December 31,

% of Net Product Sales	2003	2002	2001

Customer A	35%	30%	22%
Customer B	25%	34%	27%
Customer C	18%	20%	21%
Other customers	22%	16%	30%

	100%	100%	100%

      The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. All of the Company’s manufacturers are sole-source manufacturers and no alternative suppliers exist.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventory reserves are provided for on a product-by-product basis, based upon the expiration date of products, inventory levels in relation to forecasted sales volume, and historical demand for products.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to eight years) using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives (five years) or the remaining term of the lease.

Intangible and Other Long-Lived Assets

      Intangible assets consist of goodwill, assembled workforce and purchased technology. The goodwill and other indefinite lived intangible assets were generated from the merger with RiboGene.

      Purchased technology associated with the acquisitions of Nascobal, Glofil-125, Inulin, and Ethamolin is stated at cost and amortized over the estimated sales life of the product (fifteen years for Nascobal and seven years for others). The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. As of December 31, 2003, the purchased technology only relates to Nascobal, as prior purchased technology is fully amortized.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 specifies the criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including the assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

Impairment of Long-Lived Assets

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 excludes goodwill from its scope.

      The Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, except for the discontinued product line (see Note 12), no impairment has been recorded.

Revenue Recognition

      Revenues from product sales of Acthar, Nascobal, Ethamolin, Glofil-125, Inulin and VSL#3 are recognized based upon shipping terms, net of estimated reserves for sales returns, government chargebacks, Medicaid rebates, and payment discounts. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company records estimated sales allowances against product revenues for expected returns, chargebacks, Medicaid rebates and payment

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounts based on historical sales returns, chargebacks, and Medicaid rebates, analysis of return merchandise authorizations and other known factors such as shelf life of products, as required. The Company continually assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its allowances as appropriate. The Company’s return policy allows customers to return expired product for exchange within six months beyond the expiration date. Effective August 12, 2002 the Company changed its return goods policy such that it no longer issues credit memorandums for returns. Rather, returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in “Cost of Product Sales.” Returns are subject to quality assurance reviews prior to acceptance. Allowances for Medicaid rebates, government chargebacks and product returns are $615,000 and $447,000 at December 31, 2003 and 2002, respectively, and are included in Other Accrued Liabilities. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3, the Company sells directly to consumers. The Company does not require collateral from its customers.

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

Shipping and Handling Costs

      Shipping and handling costs are included in “Cost of Product Sales.”

Research and Development

      Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Loss Per Share Applicable to Common Stockholders

      Basic and diluted net loss per share applicable to common stockholders is based on net loss applicable to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share applicable to common stockholders, gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common stockholders has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been in a net income position for the year ended December 31, 2003, the calculation of diluted earnings per share applicable to common stockholders would have included, if dilutive, the effect of the outstanding 9,757,502 stock options, 11,824,220 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures, placement unit options for 127,676 shares and 8,437,608 warrants. For the year ended December 31, 2002, the calculation of diluted earnings per share applicable to common stockholders would have included, if dilutive, the effect of the outstanding 8,942,262 stock options, 2,155,715 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures, placement unit options for 986,898 shares and 4,851,201 warrants. For the year ended December 31, 2001, the calculation of diluted

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share applicable to common stockholders would have included, if dilutive, the effect of the outstanding 6,878,466 stock options, 2,155,715 convertible preferred shares, placement unit options for 986,898 shares and 3,185,185 warrants.

Stock-Based Compensation

      The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the fair value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.

      Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

      The following table illustrates the effect on net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net loss applicable to common stockholders, as reported	$(5,947)	$(2,785)	$(8,697)
Add: Stock-based employee compensation expense included in reported net loss	58	17	25
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,439)	(1,508)	(1,308)

Net loss applicable to common stockholders, pro forma	$(7,328)	$(4,276)	$(9,980)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(0.14)	$(0.07)	$(0.28)

Pro forma	$(0.17)	$(0.11)	$(0.32)

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the Consolidated Statements of Preferred Stock and Stockholders’ Equity.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

      The Company has determined that it operates in one business segment.

      Net product sales consists of the following:

	Years Ended December 31,

	2003	2002	2001

	(in $000’s)
HP Acthar® Gel	$7,973	$9,009	$2,141
Nascobal®	2,099	—	—
Ethamolin®	1,629	3,527	1,695
VSL#3®	992	523	—
Glofil®-125	887	732	982
Inulin	75	28	317
NeofloTM	—	—	61

	$13,655	$13,819	$5,196

Recently Issued Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the consolidated financial statements as of December 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 as amended must be applied for interim or annual reporting periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not impact the Company’s results of operations or financial position as of December 31, 2003, as it is not a party to any variable interest entities.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost, as generally defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. During the year ended December 31, 2003, the Company transferred certain functions previously performed at its Carlsbad, California facility (distribution, quality control and quality assurance) to third party contractors or to its Union City headquarters. Consequently, during 2003, the Company entered into sublease agreements with two sublessees for the Carlsbad facility. The Company recognized losses relating to the leases totaling

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$171,000 in fiscal year 2003. The loss associated with the leases is included in Research and Development in the accompanying Consolidated Statements of Operations. In addition, the Company amortized the remaining net book value of the Carlsbad facility leasehold improvements of $23,000 in 2003.

Reclassifications

      Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation. The amount reclassified from Cost of Product Sales to Selling, General and Administrative Expense in the Consolidated Statements of Operations totaled $110,000 for the year ended December 31, 2002. The amount reclassified from Research and Development to Cost of Product Sales in the Consolidated Statements of Operations totaled $495,000 for the year ended December 31, 2001. Amounts previously reported as Sales and Marketing, and General and Administrative, have been combined as Selling, General and Administrative.

2.     Development and Collaboration Agreements

      In June 2002, the Company signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc (“Fabre Kramer”) of Houston, TX, for the exclusive worldwide development and commercialization of HypnostatTM (intranasal triazolam) for insomnia and PanistatTM (intranasal alprazolam) for panic disorders. Immediately after the agreement was signed, the Company received a cash payment of $250,000 from Fabre Kramer for the transfer of all technology related to the products. The Company has no continuing obligations related to the transfer of the technology. The Company is entitled to future payments from Fabre Kramer when specific developmental milestones are met. In addition, the Company is entitled to a share of future worldwide product-related Fabre-Kramer revenues, based on a percentage of total revenues. This License Agreement is the final result of the Letter of Understanding originally signed in June 2001 and modified in January 2002. Under the License Agreement, Fabre Kramer assumed the responsibility for the development of HypnostatTM and PanistatTM.

      In December 2001, the Company entered into a promotion agreement (effective January 2002) with VSL Pharmaceuticals, Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Effective January 1, 2004, the promotion agreement and all amendments were assigned by VSL to Sigma Tau Pharmaceuticals, Inc. As Sigma Tau owns common stock of the Company as of December 31, 2003, VSL and Sigma Tau Pharmaceuticals, Inc. are deemed to be related parties of the Company. On June 27, 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue was $992,000 and $523,000 for the years ended December 31, 2003 and 2002, respectively, and is included in “Net Product Sales.” An access fee is paid quarterly to VSL, which varies based upon sales and costs incurred by the Company. Additionally, under these agreements, VSL has paid the Company $200,000 in exchange for services provided by the Company to launch the VSL#3 product which was recognized in full as of December 31, 2002 and is included in “Services Revenue from a Related Party” in the Consolidated Statements of Operations. The term of the agreement is three years; however, VSL is entitled to unilaterally terminate the agreement by providing written notice to the Company after the one-year anniversary of the effective date. The VSL#3 product was formally launched on May 23, 2002. As of December 31, 2003 and 2002, the Company owes VSL $188,000 and $254,000, respectively, which is included in Accounts Payable in the accompanying Consolidated Balance Sheets.

      The Company entered into a License Agreement in December 2000 with Ahn-Gook Pharmaceutical Co., Ltd (“Ahn-Gook”) for marketing intranasal metoclopramide, to be marketed in Korea under the trade name Emitasol. Ahn-Gook intends to manufacture Emitasol in Korea. This product had been sold in the past as

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pramidin in Italy. Ahn-Gook received government approval to market Emitasol in 2002. The Company received an up-front cash payment of $50,000 in December 2000, which was recognized as revenue in 2002 upon completion of the agreement obligation. In addition, the Company received a payment of $150,000 upon transfer of technology to Ahn-Gook in December 2002 and will earn royalties based on actual sales in Korea. The License Agreement was amended in December 2002 to include twelve additional countries in Asia. The Company will receive an upfront payment and additional royalties upon commercialization of Emitasol in each of these new countries. Ahn-Gook began sales of Emitasol in the Republic of Korea in the first half of 2003. Through 2003, the sales of the product are minimal.

      As a result of the merger with RiboGene, the Company assumed an option and license agreement entered into with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd, (“Shire”) in July 1998 for the development of Emitasol, an intranasally administered drug being developed for the treatment of diabetic gastroparesis and for the prevention of delayed onset emesis. Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to Emitasol. This option expired in July 2001. Under the collaboration agreement, the Company was obligated to fund one-half of the clinical development expenses for Emitasol up to an aggregate of $7.0 million. Through December 31, 2003, the Company has made development payments for Emitasol, under the terms of the agreement with Shire, totaling $4.7 million, consisting of $4.2 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs. Shire asserts that the Company owes $248,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option, which the Company has accrued for as of December 31, 2003. The Company had Shire return certain items to the Company, including the transfer of the Investigational New Drug applications relating to Emitasol and the assignment of the intellectual property relating to Emitasol generated in the course of the development program. Shire also holds all 2,155,715 outstanding shares of the Company’s Series A preferred stock which it originally acquired from RiboGene for a payment of $10 million.

3.     Product Acquisition

      In July 2001, the Company entered into an Asset Purchase agreement with Aventis Pharmaceuticals Inc. (“Aventis”) to acquire the worldwide rights to Acthar as well as inventory and certain assets used to manufacture Acthar. Acthar is a corticotropin product that has been used, as part of a special program administered by the National Organization for Rare Disorders (“NORD”), to treat seriously ill children with a seizure complex, referred to as infantile spasm or West Syndrome, a potentially fatal disorder, and patients with Multiple Sclerosis who experience severe and painful episodes of “flare”. The Company paid an upfront fee and has agreed to pay an annual royalty on net sales above a predetermined amount. As part of the agreement, Aventis manufactured the finished goods from existing inventory of the active pharmaceutical ingredient (the “API”) through July 2002. The Company began shipping Acthar in the third quarter of 2001.

      On June 17, 2003, the Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech. Under the terms of the Nascobal Asset Purchase Agreement, the Company made an initial cash payment of $9 million upon the closing of the acquisition, an additional cash payment of $3 million in the third quarter and an additional $2.2 million cash payment in December 2003 (a total of $14.2 million). As part of the acquisition, the Company is also acquiring rights to Nascobal nasal spray, an improved dosage form, for which a New Drug Application (“NDA”) was filed by Nastech with the FDA at the end of 2003. Subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company is required to make a $2 million payment for the transfer of the NDA from Nastech to the Company. Further, subject to the approval of the NDA for the new Nascobal nasal spray dosage form and upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, the Company is required to make a second $2 million payment. The Company and Nastech have also entered into a long term supply agreement under which Nastech will continue to manufacture Nascobal for the Company at its FDA approved, cGMP manufacturing facility in Hauppauge, New York.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounted for the Nascobal product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. Of the purchase cost of $14.3 million, which includes acquisition costs of $0.1 million, $14.2 million was attributed to purchased technology, and $0.1 million to inventory. Purchased technology will be amortized over the estimated life of 15 years. Amortization expense was $514,000 for the year ended December 31, 2003. Amortization expense will be approximately $948,000 per year from 2004 through 2017, and approximately $434,000 for 2018.

4.     Investments

      Following is a summary of investments, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross	Estimated
December 31, 2003	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money market funds	$2,301	$—	$2,301

	Gross	Gross	Estimated
December 31, 2002	Amortized Cost	Unrealized Loss	Fair Value

Cash equivalents:
Money market funds	$5,400	$—	$5,400
Commercial paper	499	—	499

	$5,899	$—	$5,899

Short-term investments:
Commercial paper	$498	$—	$498
Corporate bonds	761	—	761
Corporate equity investments	133	(42)	91

	$1,392	$(42)	$1,350

      In 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $14,000 and, in 2002, the Company recognized an other-than-temporary loss of $367,000 related to its equity investment in Rigel Pharmaceuticals.

      The net realized gains on sales of available for sale investments were not material in fiscal years 2003, 2002 and 2001.

5.     Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Raw materials	$534	$70
Work in Process	197	—
Finished goods	660	397
Less allowance for excess and obsolete inventories	(341)	(76)

	$1,050	$391

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2003	2002

Laboratory equipment	$9	$364
Manufacturing equipment	272	100
Office equipment, furniture and fixtures	799	1,196
Leasehold improvements	329	251

	1,409	1,911
Less accumulated depreciation and amortization	(800)	(1,326)

	$609	$585

      Depreciation and amortization expense for property and equipment totaled $260,000, $361,000 and $580,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      During 2003, the Carlsbad facility was vacated and equipment with a net book value of $9,000 no longer used, was written off.

7.     Purchased Technology and Other Intangible Assets

      Goodwill and other intangibles consist of the following (in thousands):

	December 31,

	2003	2002

Goodwill	$1,023	$1,023
Purchased technology	14,223	3,684
Assembled workforce	616	616

	15,862	5,323
Less accumulated amortization	(1,674)	(4,462)

	$14,188	$861

      Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at December 31, 2003 and 2002. Purchased technology at December 31, 2003 includes $14,223,000 related to the Nascobal acquisition. Purchased technology of $3,684,000 and $3,068,000 were fully amortized in 2003 and 2002, respectively, and written off accordingly. Amortization of purchased technology relating to products totaled $897,000, $777,000 and $1,054,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and is included in Depreciation and Amortization in the accompanying Consolidated Statements of Operations. The remaining net balance of $382,000 at December 31, 2002 relates to purchased technology which was amortized over the estimated sales life of the associated product (seven years), and was amortized in full during 2003, and written off accordingly.

      In accordance with SFAS No. 141 and No. 142, the Company discontinued the amortization of goodwill and assembled workforce on January 1, 2002. The Company performed its annual impairment test of goodwill and assembled workforce, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of previously reported net loss and net loss per share to the amounts and the basic and diluted net loss per share applicable to common stockholders adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net Loss:
Reported net loss applicable to common stockholders	$(5,947)	$(2,785)	$(8,697)
Add back: Goodwill amortization	—	—	546

Adjusted net loss applicable to common stockholders	$(5,947)	$(2,785)	$(8,151)

Basic and diluted net loss per share applicable to common stockholders:
Reported net loss per share applicable to common stockholders	$(0.14)	$(0.07)	$(0.28)
Add back: Goodwill amortization	—	—	0.02

Adjusted net loss per share applicable to common stockholders	$(0.14)	$(0.07)	$(0.26)

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

      The Company issued warrants to the institutional investor, Defiante and the placement agent to acquire an aggregate of 1,618,987 shares of common stock at an exercise price of $1.70 per share. The warrants expire on March 15, 2006. The warrants issued to the institutional investor and Defiante were assigned a value of $843,000. The warrants issued to the placement agent were assigned a value of $82,000. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 5%; an expiration date of March 15, 2006; volatility of 0.72; and a dividend yield of 0%. In connection with the issuance of the debentures and warrants, the Company recorded $641,000 related to the beneficial conversion feature on the convertible debentures. The total amount of the deemed discount on the convertible debentures as a result of the warrant issuance and the beneficial conversion feature amounts to $1,484,000. The beneficial

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion feature and warrant value is amortized over the term of the debentures. The unamortized balance is $598,000 and $1,092,000 at December 31, 2003 and December 31, 2002, respectively.

9.     Long-Term Debt

      Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2003	2002

Convertible debentures (net of deemed discount of $598 and $1,092 at December 31, 2003 and 2002, respectively) bearing interest of 8%	$3,402	$2,908
Notes payable for product liability insurance, bearing interest at 5.25%	82	97
Notes payable for property and liability insurance, bearing interest at 6.43%	58	—
Notes payable for equipment financing	—	121

	3,542	3,126
Less current portion	(140)	(218)

Total	$3,402	$2,908

      The amounts due for notes payable for product liability and property and liability insurance in 2004 are $140,000. The convertible debentures are due in March 2005.

      The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments of similar terms, degrees of risk and remaining maturities. The carrying value of these obligations, approximate their respective fair values as of December 31, 2003 and 2002. Interest expense was $333,000, $315,000 and $465,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      On January 2, 2002, the Company entered into a revolving accounts receivable line of credit with Pacific Business Funding, a division of Greater Bay Bancorp, the parent company of Cupertino National Bank. Under the agreement, the Company can borrow up to the lesser of 80% of its eligible accounts receivable balance or $3,000,000. Interest accrues on outstanding advances at an annual rate equal to prime rate plus four and one-half percent. The term of the agreement is one year and the agreement automatically renews annually, unless terminated by the Company. There were no borrowings under this line of credit as of December 31, 2003. The line of credit is secured by a blanket lien on all assets including intellectual property. As of December 31, 2003, $1,421,000 was available for borrowing under the line of credit. The Company terminated this line of credit in January 2004 and the associated blanket lien was terminated accordingly.

10.     Indemnifications, Commitments and Contingencies

Indemnifications

      The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Leases

      The Company leases its office and distribution facilities under operating lease agreements, the terms of which range from 5 years to 15 years. The Company has also entered into automobile and office equipment leases, the terms of which range from three to five years. Minimum future obligations under the operating leases as of December 31, 2003 are as follows (in thousands):

			Automobile
	Facility		and Office
	Operating	Sublease	Equipment
Year ending December 31,	Leases	Income	Leases	TOTAL

2004	$1,549	$(1,254)	$198	$493
2005	1,466	(1,256)	92	302
2006	1,294	(577)	16	733
2007	1,322	—	8	1,330
2008	1,373	—	6	1,379
Thereafter	4,869	—	—	4,869

	$11,873	$(3,087)	$320	$9,106

      In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment for its Hayward, California facility. Due to the termination of the Company’s drug discovery programs, the space and equipment were no longer needed. The current sublessee of the Hayward facility subleased and fully occupied the 30,000 square feet facility after the Company’s relocation occurred in May 2001.

      On October 26, 2000, the Company entered into an agreement to lease a new facility in Union City, California. The initial lease term is for 120 months, with an option for an additional five years. As a condition of this agreement, the Company provided an irrevocable Letter of Credit in the amount of $659,000, with the face value of the Letter of Credit, subject to certain conditions, declining thereafter. The Company entered into this new lease agreement in order to take advantage of lower rent costs as laboratory space was no longer necessary. This letter of credit is included in Deposits and Other Assets on the Consolidated Balance Sheets.

      In May 2001, we closed our Neoflo manufacturing facility located in Lee’s Summit, Missouri. The lease period ends in December 2004 and during 2003, we subleased the space through December 2004.

      During 2003, the Carlsbad facility was vacated and the warehousing and distribution for all products, except VSL#3, were transferred to third party contractors. During 2003, the Company subleased the entire facility under two separate subleases expiring in December 2004 and January 2006. In accordance with SFAS No. 146, the Company recorded a liability of $171,000 for the net present value of the remaining lease payment net of sublease revenue and the related expense was recorded to Research and Development.

      Rent expense for facility, equipment and automobile leases totaled $1,885,000, $1,771,000 and $1,573,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense comprises the cost associated with three buildings leased by the Company including its current headquarters located in Union City, California, its former headquarters in Hayward, California, and its former distribution facility in Carlsbad, California and automobile and office equipment leases. Net rental income totaled $260,000, $282,000 and $612,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has entered into various automobile leases for its sales representatives.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

      From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Commitments

      We have signed an agreement with BioVectra dcl to produce the API used in Acthar. The agreement requires minimum production totaling $1.7 million during the term. During fiscal year 2003, we paid $115,000 under this agreement. The agreement terminates in December 2007 and includes two one-year extension options. The production of the first batch of API is scheduled to begin in 2004.

11.     Preferred Stock and Stockholders’ Equity

Preferred Stock

      Pursuant to its Amended and Restated Articles of Incorporation, the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series and has issued 2,155,715 shares of its Series A Preferred Stock and 10,000 shares of its Series B Preferred Stock as of December 31, 2003. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends concurrently with the Common Stock, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefrom. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock is convertible, at the option of the holder of such share, into one share of Common Stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of Common Stock. The Articles of Incorporation authorize the issuance of Preferred Stock in classes, and the Board of Directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions.

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

      The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10 million and each holder is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined in the Company’s Certificate of Determination of Series B Preferred Stock (the “Certificate of Determination”), of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over the Company’s common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. During December 2003 Series B Preferred Stock with a stated value of $900,000 plus accrued dividends of $13,000 were converted into 976,770 shares of common stock. The Company has the right commencing on January 1,

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and accrued interest. In addition, upon the occurrence of designated Optional Redemption Events (as defined below), the holders have the right to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest. The Optional Redemption Events include any of the following:

•	If the Company consolidates or merges with or into another entity where the shareholders of the Company do not own at least 51% of the surviving entity and such consolidation or merger is approved by the Company’s Board of Directors;

•	If the Company adopts any amendment to its Amended and Restated Articles of Incorporation which materially and adversely affects the rights of the holders of Series B Preferred Stock in respect of their interests in shares of Common Stock that can be acquired upon conversion of shares of Series B Preferred Stock in a manner different and more adverse than it affects the rights of holders of Common Stock generally;

•	If the Company fails to declare or pay dividends in full on the applicable dividend date, other than in circumstances where such declaration or payment would not be permitted by Section 500 or 501 of the California Corporations Code, or fails to pay certain redemption prices on any share of Series B Preferred Stock when due;

•	If the Company fails to issue shares of Common Stock to any Series B holder upon conversion or upon exercise of warrants when due;

•	If the Company commits certain breaches under, or otherwise violates certain terms of, the transaction documents entered into in connection with the issuance of the Series B Preferred Stock;

•	If the Company’s representations and warranties made in the transaction documents entered into in connection with the issuance of the Series B Preferred Stock are false or misleading in any material way when made or deemed made; and

•	If the Company institutes a voluntary bankruptcy or similar proceeding.

      The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of December 31, 2003, the redemption value of the Series B Preferred Stock was $9.1 million.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2003, the Company entered into agreements with the holders of record of its Series B Preferred Stock, whereby the holders of Series B Preferred Stock waived certain covenants and rights to receive additional dividends as provided in the Certificate of Determination, which may have been triggered as a result of the Nascobal acquisition and the use of the Company’s cash resources to pay the purchase price (the “Acquisition”). Specifically, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in the Company being unable to satisfy the test set forth in Sections 500 and 501 of the California Corporations Code to allow for the Company to redeem all of the issued and outstanding shares of Series B Preferred Stock. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which (A) the Company’s assets (exclusive of goodwill, capitalized research, and development expenses and deferred charges) equal less than 125% of its liabilities (not including deferred taxes, deferred income and other deferred credits) or (B) the Company’s current assets equal less than 80% of its current liabilities. Additionally, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in the Company being unable to maintain Net Cash, Cash Equivalents and Eligible Investment Balances (as defined in the Certificate of Determination) in an amount equal to $5 million. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which the Company fails to maintain Net Cash, Cash Equivalents and Eligible Investment Balances in an amount equal to at least $2.5 million. The holders of Series B Preferred Stock also agreed that: (i) the Acquisition would not constitute a breach of the covenant in the Certificate of Determination requiring the Company to use its best efforts to maintain compliance with Sections 500 and 501 of the California Corporations Code to be able to pay dividends on and to redeem all of the issued and outstanding shares of Series B Preferred Stock; and (ii) the incurrence by the Company of contingent obligations to pay additional amounts to Nastech of $5,183,333 and the granting of a security interest in the acquired Nascobal product would not constitute a breach of the covenants in the Certificate of Determination restricting the Company’s ability to incur indebtedness and create liens. In consideration of such agreements, the Company agreed to adjust the exercise price of warrants to purchase 3,399,911 shares of Common Stock previously issued by the Company to the holders of Series B Preferred Stock from $1.0824 per share to $0.9412 per share. In December 2003 we entered into a new waiver agreement with the holders of the Series B Preferred Stock to waive the Net Cash, Cash Equivalents and Eligible Investment Balances among other requirements until January 31, 2004, at which time the Company was in compliance.

      As a result of the decrease to the exercise price of the warrants in June 2003, the Company revalued the warrants issued to the Series B Preferred Stockholders, resulting in an incremental value of $93,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 1.4%; an expiration date of January 15, 2007; volatility of 70% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $93,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share applicable to common stockholders.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

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

      In June 2003, the Company consummated a private placement of its Common Stock and warrants to purchase Common Stock. The Company issued 4,979,360 shares of Common Stock in the private placement at $1.01 per share, which was the volume weighted average price of the Common Stock for the five days prior to and including the close of the private placement. Gross proceeds to the Company from the private placement were approximately $5 million. The purchasers of Common Stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of Common Stock for the five days prior to and including the close of the private placement. The warrants expire in June 2008.

      In December 2001, the Company entered into a Promotion Agreement (effective January 2002) with VSL Pharmaceuticals, Inc., a private company owned in part by the principal shareholders of Sigma-Tau, to promote, sell and distribute the product VSL#3 in the U.S. Effective January 1, 2004, the Promotion Agreement and all amendments were assigned by VSL Pharmaceuticals, Inc. to Sigma-Tau Pharmaceuticals, Inc. In connection with this Promotion Agreement, the Company entered into two Stock and Warrant Purchase Agreements, one with Paolo Cavazza and one with Claudio Cavazza, to purchase (i) an aggregate of 640,000 shares of common stock for a purchase price of $1.50 per share (representing a twenty percent premium to its market price for the five days prior to execution of the Purchase Agreements), for an aggregate purchase price of $960,000, and (ii) warrants, at an aggregate purchase price of $300,000, to purchase an additional 1,800,000 shares of common stock at a purchase price of $1.75 per share which expired on December 1, 2003. The Company issued the common stock related to this transaction in February 2002.

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

      Also, in April 2001, the Company closed a financing which totaled $442,000. This investment came from a group of individual investors. The Company issued an aggregate of 816,800 shares of common stock and sold warrants to purchase an additional 408,400 shares of common stock with an exercise price of these warrants of $0.64 per share. The warrants are exercisable from the date of issuance until the close of business on April 30, 2006.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Placement Agent Unit Options

      As part of the acquisition of RiboGene, the Company assumed placement agent options from a 1997 offering of preferred stock by RiboGene. At December 31, 2003, options to purchase 127,676 shares of common stock were outstanding at an aggregate exercise price of approximately $82,000. These options expire in December 2007.

Warrants

      The Company has 8,437,608 warrants outstanding at December 31, 2003 at a weighted average exercise price per share of common stock of $1.20 and a weighted average remaining contractual life of 4.5 years. Exercise prices for the warrants outstanding as of December 31, 2003 are as follows:

	Number		Expiration
Exercise Price	Outstanding	Date Issued	Date

$0.64	408,400	4/30/2001	4/30/2006
$0.94	3,399,911	1/15/2003	1/15/2007
$1.26	2,987,616	6/11/2003	6/11/2008
$1.31	20,000	7/31/2000	5/18/2004
$1.70	1,618,987	3/15/2002	3/15/2006
$31.51	2,694	3/12/1997	3/12/2007

	8,437,608

      In March 2003, a warrant was exercised through a cashless exercise in accordance with the terms of the warrant, and 315,827 shares of common stock were issued.

      In June 2003, a warrant was exercised through a cashless exercise in accordance with the terms of the warrant, and 72,168 shares of common stock were issued.

Stock Option Plans

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization of deferred stock compensation of $20,000, $17,000, and $25,000, respectively. As of December 31, 2003 the Company had $17,000 of remaining unamortized deferred compensation. This amount is included as a deduction of stockholders’ equity and is being amortized over the vesting period of the underlying options.

      Pro forma information regarding net loss applicable to common stockholders and net loss applicable to common stockholders per share as required by SFAS No. 123 and amended by SFAS No. 148, as disclosed in Note 1, has been determined as if the Company accounted for its employee stock options under the fair value method set forth in SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

	Years Ended
	December 31,

	2003	2002	2001

Expected stock price volatility	67%	82%	86%
Risk-free interest rate	3%	5%	5%
Expected life (in years)	3.9	4.0	3.1
Expected dividend yield	—	—	—

      In September 2000, the Company adopted the Employee Stock Purchase Plan (“ESPP”) and as of December 31, 2002 all shares of common stock had been issued under the original ESPP. In May 2003, the Company’s 2003 Employee Stock Purchase Plan (the “2003 ESPP”) was approved by the shareholders and 900,000 shares of common stock have been reserved for issuance under the plan. The ESPP provides for payroll deductions for eligible employees to purchase common stock at the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. The first purchase date was December 31, 2000 on which 93,666 shares were purchased at $0.53 per share. During the year ended December 31, 2001, 193,214 shares were purchased under this plan at an average purchase price of $0.58 per share. During the year ended December 31, 2002, 313,114 shares were purchased under this plan at an average purchase price of $0.52 per share. During the year ended December 31, 2003, 93,123 shares were purchased under the 2003 ESPP at an average purchase price of $0.73 per share.

      As of December 31, 2001, 12,500,000 shares of common stock were reserved for issuance under the 1992 Employee Stock Option Plan (the “1992 Plan”). In December 2002, the Board of Directors temporarily reduced the number of shares available for grant under the 1992 Plan by 1,220,053 shares. This resulted in 11,279,947 shares of common stock authorized under the 1992 Plan as of December 31, 2002. In 2003, 1,220,053 shares were reinstated to the 1992 Plan resulting in 12,500,000 shares reserved for issuance. In May 2003, the aggregate number of shares of Common Stock authorized for issuance under the 1992 Plan was increased by 1,000,000 shares from 12,500,000 shares to 13,500,000 shares. The 1992 Plan provides for the grant of incentive and nonstatutory stock options with various vesting periods, generally four years, to employees, directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted under the 1992 Plan is ten years.

      As of December 31, 2002, 1,250,000 shares of common stock were reserved for issuance under the 1993 Non Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The maximum term of options granted under the 1993 Directors Plan is ten years. The Director’s Plan expired in 2003 (See Note 18, Subsequent Events).

      The Company compensates its non-employee directors for their service on the Board of Directors with an initial grant of an option to purchase 25,000 shares of common stock. Such option grant has an exercise price equal to 85% of the fair market value of the common stock on the date of the grant and vests in 48 equal monthly installments commencing on the date of the grant, provided the non-employee director serves continuously on the Board of Directors during such time.

      In November 2003, the Board of Directors approved an annual salary of $45,000 to the Company’s Lead Director, Brian C. Cunningham, of which he received $3,750 as compensation for service as Lead Director during fiscal year 2003. Each other outside director received $2,500 for each Board of Directors’ meeting attended during fiscal year 2003. Members of committees of the Board of Directors, including the Lead

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director, received $1,000 for each committee meeting attended, with committee chairmen receiving $1,500 per meeting attended. Additionally, the Company’s Lead Director was granted an option to purchase 30,000 shares of common stock upon appointment as Lead Director at an exercise price equal to the fair market value of the common stock on the date of the grant, 10,000 shares of which vested immediately, and the remainder of which vest in 48 equal monthly installments commencing on the date of the grant, provided that he serves continuously on the Board of Directors during such time. For service as a director in 2003 each outside director was granted an option to purchase 10,000 shares of common stock. Such option grants had an exercise price equal to 85% of the fair market value of the common stock on the date of the grant and vest in 48 equal monthly installments commencing on the date of the grant, provided the non-employee director serves continuously on the Board of Directors during such time. For service on a committee of the Board of Directors in 2003, members of committees were granted an option to purchase 15,000 shares of common stock and chairmen of committees were granted an additional option to purchase 7,500 shares of common stock. Such option grants had an exercise price equal to 100% of the fair market value of the common stock on the date of the grant and became fully vested at the time of grant.

      For the calendar year 2002, each outside director received $1,000 for each Board of Directors’ meeting attended during fiscal year 2002. Additionally, for service as a director in 2002, each outside director was granted an additional option under the 1992 Plan to purchase 30,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such option grant is now fully vested as to each director. For the calendar year 2001, the Company compensated members of the Board of Directors for attending the Board of Directors meetings, by granting them 30,000 options each to purchase common stock in lieu of the $2,000 payment per meeting. The options were issued under the 1992 Plan and vest over twelve months.

      The Company also reimburses its directors who are not employees for their reasonable expenses incurred in attending meetings. Directors who are officers of the Company receive no additional compensation for Board service.

      The following table summarizes stock option activity under the 1992 and 1993 Plans:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance at December 31, 2001	6,878,466	$1.65
Granted	3,128,923	$1.31
Exercised	(355,432)	$1.16
Canceled	(709,695)	$3.30

Balance at December 31, 2002	8,942,262	$1.41
Granted	2,170,555	$0.83
Exercised	(273,962)	$0.77
Canceled	(1,081,353)	$1.67

Balance at December 31, 2003	9,757,502	$1.27

      At December 31, 2003, 2002 and 2001, options to purchase 5,308,931 shares, 4,296,617 shares and 3,346,440 shares, respectively, of common stock were exercisable and there were 3,080,311 shares available for future grant under the 1992 Plan and none available for future grant under the 1993 Plan as of December 31, 2003. The weighted average fair values of options granted was $0.44, $0.83 and $0.59 for the years ended December 31, 2003, 2002 and 2001, respectively.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, 2002 and 2001, there were 20,000, 40,000 and 743,633 options granted to consultants, respectively. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2003, 2002 and 2001 the Company recorded $95,000, $381,000, and $601,000, respectively, as compensation expense.

      Exercise prices and weighted average remaining contractual life for the options outstanding as of December 31, 2003 are as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.47 — $0.67	989,453	8.60	$0.61	320,558	$0.61
$0.75 — $0.82	1,070,729	7.77	$0.77	549,582	$0.76
$0.84 — $0.94	1,380,000	9.19	$0.88	263,434	$0.90
$0.97 — $1.02	1,093,727	8.40	$1.00	432,685	$1.00
$1.03 — $1.24	607,520	7.24	$1.12	556,285	$1.12
$1.24 — $1.25	1,212,365	5.90	$1.25	1,075,768	$1.25
$1.27 — $1.48	379,485	7.01	$1.36	355,108	$1.36
$1.50 — $1.75	2,184,876	7.29	$1.56	967,277	$1.61
$1.78 — $2.78	406,594	4.74	$2.24	355,481	$2.28
$3.08 — $4.94	432,753	4.12	$3.68	432,753	$3.68

	9,757,502	7.43	$1.27	5,308,931	$1.45

Reserved Shares

      The Company has reserved shares of common stock for future issuance as follows:

December 31,
2003

Outstanding options	9,757,502
Convertible preferred stock issued and outstanding	11,824,220
Convertible debentures	2,531,646
Placement agent unit options	127,676
Common stock warrants	8,437,608
Reserved for future grant or sale under option plans	3,080,311

35,758,963

12.     Discontinued Product Line

      In May 2000, the Company’s sole customer for its NeofloTM product, NutraMax Products, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The NutraMax bankruptcy filing had a negative impact on the Company’s sales and cash flow during calendar year 2000 and first quarter of 2001. On April 2, 2001, the U.S. Bankruptcy Court granted NutraMax a motion to terminate the Company’s supply agreement effective that date. In May 2001, the Company closed its Lee’s Summit manufacturing facility where the NeofloTM product was being produced. As of December 31, 2001, there were no definitive purchasers of the NeofloTM product and its related assets, and as a result, the Company recorded a loss on the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinuance of the NeofloTM product line of $677,000. The loss of $677,000 represents a write-down of the assets of approximately $262,000 consisting mainly of manufacturing equipment directly related to the NeofloTM product line and estimated remaining lease payments of $415,000 for the Lee’s Summit facility.

13.     Income Taxes

      As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $98 million and $27 million, respectively. The Company also had federal and California research and development tax credits of approximately $2 million and $1 million, respectively. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2004 through 2023, if not utilized.

      Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Deferred tax liabilities:
Goodwill and purchased intangibles	$200	$200

Deferred tax assets:
Net operating loss carryforwards	$35,000	$33,200
Research and development credits	1,400	1,300
Capitalized research and development expenses	700	1,100
Acquired research and development	1,800	800
Other, net	1,000	1,000

Total deferred tax assets	39,900	37,400
Valuation allowance	(39,700)	(37,200)

Net deferred taxes	$—	$—

      Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,500,000 in 2003, decreased by $300,000 in 2002, and increased by $200,000 during 2001.

14.     Other Related Party Transactions

      In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Sigma Tau beneficially owned approximately 31% of the Company’s outstanding stock as of December 31, 2003. In June 2002, the Company signed an amendment to the promotion agreement. Effective January 1, 2004, the promotion agreement and all amendments were assigned by VSL to Sigma Tau Pharmaceuticals, Inc. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product, direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the years ended December 31, 2003 and 2002 was $992,000 and $523,000, respectively, and is included in Net Product Sales. Included in Accounts Payable are $188,000 and $254,000 for amounts owed to VSL at December 31, 2003 and 2002, respectively. An access fee to VSL is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the year ended December 31, 2003 the amount of the access fee was $59,000 and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2002 the amount of costs incurred by the Company was greater than the amount owing to VSL. This net reimbursement to the Company for 2002 was $107,000 and is included as a deduction in Selling, General and Administrative expense in the Consolidated Statements of Operations, as VSL reimbursed the Company for these costs. During the years ended December 31, 2003 and 2002, the Company paid $466,000 and $72,000, respectively, to VSL for the purchase of VSL#3 product and access fees.

      In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s former Vice President of Commercial Operations, is a part owner of Glenridge. As of December 31, 2003, Mr. Greathouse is an employee of Questcor but is no longer a Vice President. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar. The Company paid Glenridge $297,000 and $443,000 in the years ended December 31, 2003 and 2002, respectively, related to royalties on Acthar® sales. The Company accrued $69,000 and $95,000 for royalties earned but unpaid as of December 31, 2003 and 2002, respectively, which are included in Other Accrued Liabilities on the accompanying Consolidated Balance Sheets.

15.     Defined Contribution Plan

      The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 15% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The Plan was adopted in 2000. The Company matched employee contributions according to specified formulas and contributed $68,000, $98,000 and $48,000 for the years ended December 31, 2003, 2002, and 2001, respectively. For the year ended December 31, 2003, the Company ceased to match employee contributions halfway through the year.

16.     Comprehensive Loss

      Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Years Ended December 31,

	2003	2002	2001

Net loss	$(3,791)	$(2,785)	$(8,697)
Change in unrealized gains(losses) on available-for-sale securities	42	73	(447)

Comprehensive loss	$(3,749)	$(2,712)	$(9,144)

17.     Shareholders Rights Plan

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.     Subsequent Events

Private Placement of Common Stock

      In January 2004 the Company entered into agreements with existing shareholders to issue 4,878,201 shares of common stock in exchange for $2,399,050 in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The warrants retired represented approximately 46% of the Company’s warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their fair value of $743,000 which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of the Company’s common stock for the five trading days prior to the agreement to the terms of the transaction. Sigma-Tau purchased 759,493 shares of common stock through consideration of $489,000 of cash and the surrender of 759,493 warrants to purchase common shares.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Directors’ Stock Option Plan

      In February 2004, the Board of Directors adopted the 2004 Non-Employee Directors’ Equity Incentive Plan (the “2004 Plan”). The adoption of the 2004 Plan is subject to shareholder approval at the Company’s 2004 Annual Meeting of Shareholders. Under the terms of the 2004 Plan, 1,250,000 shares of the Company’s common stock would be authorized for grants of non-qualified stock options to non-employee directors of the Company. The 2004 Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director and an additional 15,000 options each January thereafter upon reappointment. Such option grants will vest over four years and the exercise price of the options is 85% of the fair market value on the date of grant. Additionally, the 2004 Plan provides for the annual granting of 10,000 options to members of committees of the Board of Directors and 7,500 options to chairmen of committees. Such option grants will have an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of the grant and will become fully vested at the time of grant. The maximum term of the options granted under the 2004 Plan is ten years.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	Period	Income	Write-offs	Period

	(In thousands)
Reserves for uncollectible accounts
December 31, 2003	$20	$43	$3	$60
December 31, 2002	$78	$(40)	$18	$20
December 31, 2001	$56	$51	$29	$78
Reserves for obsolete and excess inventories
December 31, 2003	$76	$406	$141	$341
December 31, 2002	$56	$72	$52	$76
December 31, 2001	$28	$45	$17	$56
Reserves for sales and product return allowances
December 31, 2003	$447	$1,472	$1,304	$615
December 31, 2002	$221	$1,143	$917	$447
December 31, 2001	$—	$271	$50	$221

      All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cypros Pharmaceutical Corporation, a California corporation (“Parent”), Cypros Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.2(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3	.3(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.4(5)	Bylaws of the Company.
4	.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4	.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(8)	1992 Employee Stock Option Plan, as amended.
10	.3(9)	1993 Non-employee Directors Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10	.4(9)	Employment Agreement dated as of August 4, 1999 between the Company and Charles J. Casamento.
10	.5(10)	2000 Employee Stock Purchase Plan.
10	.6(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.8(11)	Promotion Agreement dated December 1, 2001 between the Company and VSL Pharmaceuticals, Inc.†
10	.9(11)	First Amendment to Promotion Agreement dated June 27, 2002 between the Company and VSL Pharmaceuticals, Inc.†
10	.10(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.11(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.12(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.13(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.14(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.15(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.16(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.17(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.18(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal L.D.A. dated March 15, 2002.
10	.19(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10	.20(14)	Amendment to Employment Agreement between the Company and Charles J. Casamento dated March 21, 2003.
10	.21(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.22(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.

Exhibit
Number		Description

10	.23(14)	Letter Agreement dated May 2, 2000 between the Company and Kenneth R. Greathouse.
10	.24(14)	Amendment to Letter Agreement dated March 21, 2003 between the Company and Kenneth R. Greathouse.
10	.25(14)	Letter Agreement dated August 24, 2001 between the Company and Timothy E. Morris.
10	.26(14)	Amendment to Letter Agreement dated November 7, 2001 between the Company and Timothy E. Morris.
10	.27(14)	Amendment to Letter Agreement dated March 21, 2003 between the Company and Timothy E. Morris.
10	.28*	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10	.29*	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10	.30*	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
23	.1*	Consent of Ernst & Young LLP, Independent Auditors.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.