Form 10-Q
period 2004-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2004-05-13
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

     At May 7, 2004 there were 51,060,220 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,173	$3,220
Accounts receivable, net of allowances of $60 at March 31, 2004 and December 31, 2003, respectively	1,976	2,161
Inventories, net	1,017	1,050
Prepaid expenses and other current assets	956	873

Total current assets	10,122	7,304
Property and equipment, net	720	609
Purchased technology, net	13,473	13,709
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	820	828

Total assets	$25,614	$22,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,456	$1,402
Accrued compensation	312	358
Other accrued liabilities	1,028	1,052
Short-term debt	168	140
Convertible debentures, (face amount of $4,000), net of deemed discount of $474 at March 31, 2004, current portion	3,526	—

Total current liabilities	6,490	2,952
Convertible debentures, (face amount of $4,000), net of deemed discount of $598 at December 31, 2003	—	3,402
Other non-current liabilities	926	916
Commitments and contingencies
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at March 31, 2004 and December 31, 2003 (aggregate liquidation preference of $10,000 at March 31, 2004 and December 31, 2003)	5,081	5,081
Stockholders’ equity:
Preferred stock, no par value, 8,400 and 9,100 Series B shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively, net of issuance costs (aggregate liquidation preference of $8,400 and $9,100 at March 31, 2004 and December 31, 2003, respectively)	7,578	8,278
Common stock, no par value, 105,000,000 shares authorized; 51,060,220 and 45,387,802 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	88,377	85,232
Deferred compensation	(21)	(17)
Accumulated deficit	(82,817)	(82,915)

Total stockholders’ equity	13,117	10,578

Total liabilities and stockholders’ equity	$25,614	$22,929

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Net product sales	$5,148	$2,362
Technology, contract research, grant and royalty revenue	—	259

Total revenues	5,148	2,621
Operating costs and expenses:
Cost of product sales	856	675
Selling, general and administrative	3,028	2,803
Research and development	578	611
Depreciation and amortization	298	169

Total operating costs and expenses	4,760	4,258

Income (loss) from operations	388	(1,637)
Non-cash amortization of deemed discount on convertible debentures	(131)	(131)
Interest income (expense), net	(72)	4
Other income (expense), net	3	(77)
Rental income, net	82	71

Net income (loss)	270	(1,770)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	1,301
Dividends on Series B Preferred Stock	172	167

Net income (loss) applicable to common stockholders	$98	$(3,238)

Basic and diluted net income (loss) per share applicable to common stockholders	$0.00	$(0.08)

Shares used in computing basic and diluted net income (loss) per share applicable to common stockholders	50,032	38,677

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$270	$(1,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	10	8
Amortization of deemed discount on convertible debentures	131	131
Amortization of deferred compensation	2	7
Depreciation and amortization	298	169
Other-than-temporary loss on investment	—	51
Deferred rent expense	10	(11)
Loss on the sale of investments	—	13
Loss on the sale of equipment, net	—	13
Changes in operating assets and liabilities:
Accounts receivable	185	29
Inventories	33	(672)
Prepaid expenses and other current assets	(67)	59
Accounts payable	54	881
Accrued compensation	(46)	(366)
Other accrued liabilities	(24)	(327)

Net cash flows provided by (used in) operating activities	856	(1,785)

INVESTING ACTIVITIES
Purchase of property and equipment	(173)	(194)
Purchase of short-term investments	—	(2,048)
Proceeds from maturities and sales of short-term investments	—	263
Proceeds from sale of property and equipment	—	15
Decrease in other assets	1	—

Net cash flows used in investing activities	(172)	(1,964)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	2,409	—
Issuance of Series B preferred stock and warrants, net of issuance costs	—	9,404
Short-term borrowings	211	288
Repayment of short-term and long-term debt	(183)	(276)
Payment of Series B preferred stock dividends	(168)	—
Repayments of capital lease obligations	—	(1)

Net cash flows provided by financing activities	2,269	9,415

Increase in cash and cash equivalents	2,953	5,666
Cash and cash equivalents at beginning of period	3,220	6,156

Cash and cash equivalents at end of period	$6,173	$11,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$83	$87

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$704	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED MARCH 31, 2004 FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through a U.S. direct sales force and international distributors. The Company focuses on the treatment of central nervous system (“CNS”) diseases and gastroenterological disorders which are served by a limited group of physicians such as neurologists, gastroenterologists, and bariatric surgeons. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort and complement the Company’s existing products, and can be acquired at a reasonable valuation relative to our cost of capital. The Company currently markets five products in the U.S.: HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function; and VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function. Probiotics are living organisms in food and dietary supplements, which, upon ingestion in certain numbers, improve the health of the host beyond their inherent basic nutrition. The Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. in June 2003 and began distributing Nascobal in July 2003. The Company markets Nascobal for patients with Crohn’s Disease and MS, or who have undergone gastric bypass surgery, since these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 30, 2004 with the Securities and Exchange Commission. The accompanying balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. STOCK-BASED COMPENSATION

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.

     The following table illustrates the effect on net income (loss) per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income (loss) applicable to common stockholders as reported	$98	$(3,238)
Add: Stock-based employee compensation expense included in reported net loss	5	7
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(145)	(356)

Net loss applicable to common stockholders, pro forma	$(42)	$(3,587)

Basic and diluted net income (loss) per share applicable to common stockholders:
As reported	$0.00	$(0.08)

Pro forma	$(0.00)	$(0.09)

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

3. REVENUE RECOGNITION

     Revenues from product sales of Acthar, Nascobal, Ethamolin, Glofil-125, Inulin and VSL#3 are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, and payment discounts. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company records estimated sales allowances against product revenues for government chargebacks, Medicaid rebates and payment discounts based on historical chargebacks and discounts, as required. The Company’s return policy allows customers to return expired product for exchange within six months beyond the expiration date. Returns are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales. Returns are subject to quality assurance reviews prior to acceptance. The Company records returns allowances for expected returns based upon historical returns, analysis of return merchandise authorizations and other factors such as shelf life. The Company routinely assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its allowances as appropriate. Allowances for Medicaid rebates, government chargebacks and product returns are $589,000 and $582,000 at March 31, 2004 and December 31, 2003, respectively, and are included in Other Accrued Liabilities. The Company sells product to wholesalers, who in turn sell its products to pharmacies and hospitals. In the case of VSL#3, the Company sells directly to consumers. The Company does not require collateral from its customers.

     The Company has received government grants that support the Company’s research efforts in specific research projects. These grants provide for reimbursement of approved costs incurred as defined in the various awards.

     The Company has received payments in exchange for proprietary licenses related to technology and patents. The Company classifies these payments as Technology Revenue. These payments are recognized as revenues upon receipt of cash and the transfer of intellectual property, data and other rights licensed, assuming no continuing material obligations exist.

4. CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash and cash equivalents of $6,173,000 and $3,220,000 at March 31, 2004 and December 31, 2003, respectively, all in money market funds. The fair value of the funds approximated cost.

     During the quarter ended March 31, 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $13,000 related to its equity investment in Rigel Pharmaceuticals, Inc. (“Rigel”). These amounts are included in Other Income (Expense) on the accompanying Consolidated Statement of Operations. The Company liquidated its investment in Rigel common stock in the second quarter of fiscal year 2003.

5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$575	$534
Work in process	—	197
Finished goods	795	660
Less allowance for excess and obsolete inventories	(353)	(341)

	$1,017	$1,050

6. PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS

     Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at March 31, 2004 and December 31, 2003. The Company performed an impairment test of goodwill and assembled workforce as of December 31, 2003, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill and assembled workforce through the annual impairment tests or more frequently if indicators of potential impairment exist. As of March 31, 2004, no indicators of potential impairment existed. No such impairment losses have been recorded to date.

     Purchased technology at March 31, 2004 includes $14.2 million related to the Nascobal acquisition. The Nascobal purchased technology is being amortized over its estimated life of 15 years. Accumulated amortization for the Nascobal purchased technology is $751,000 as of March 31, 2004.

7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES

     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

8. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

     Basic and diluted net income (loss) per share applicable to common stockholders is based on net income (loss) applicable to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share applicable to common stockholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net income per share applicable to common stockholders has not been presented separately for the period ended March 31, 2004 as basic net income per share is $0.00. Diluted net loss per share applicable to common stockholders has not been presented separately for the period ended March 31, 2003 since, due to the Company’s net loss position, it is anti-dilutive. If the Company’s net income per share applicable to common stockholders had been $0.01 or greater for the period ended March 31, 2004, then shares used in calculating diluted earnings per share applicable to common stockholders would have included, if dilutive, the effect of the outstanding 9,447,104 stock options to purchase common shares, 11,080,492 convertible preferred shares, 2,531,644 common shares issuable upon conversion of debentures, placement unit options for 127,678 common shares and 4,559,407 warrants to purchase common shares.

9. EQUITY TRANSACTIONS

     In January 2004 the Company entered into agreements with some of its existing investors and issued 4,878,201 shares of common stock in exchange for $2,399,050 in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The warrants retired represented approximately 46% of the Company’s warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000 which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of the Company’s common stock for the five trading days prior to the agreement to the terms of the transaction. Sigma Tau participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants to purchase common stock.

     In January 2004, shares of the Company’s Series B Preferred Stock with a stated value of $600,000 plus accrued dividends of $2,000 were converted into 640,147 shares of common stock.

     In March 2004, shares of the Company’s Series B Preferred Stock with a stated value of $100,000 plus accrued dividends of $1,600 were converted into 107,995 shares of common stock.

10. 2004 DIRECTORS’ STOCK OPTION PLAN

     In February 2004, the Board of Directors adopted the 2004 Non-Employee Directors’ Equity Incentive Plan (the “2004 Plan”). The adoption of the 2004 Plan is subject to shareholder approval at the Company’s 2004 Annual Meeting of Shareholders. Under the terms of the 2004 Plan, 1,250,000 shares of the Company’s common stock would be authorized for grants of non-qualified stock options to non-employee directors of the Company. The 2004 Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director and an additional 15,000 options each January thereafter upon reappointment. Such option grants will vest over four years and the exercise price of the options is 85% of the fair market value on the date of grant. Additionally, the 2004 Plan provides for the annual granting of 10,000 options to members of committees of the Board of Directors and an additional 7,500 options to chairmen of committees. Such option grants will have an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of the grant and will become fully vested at the time of grant. The maximum term of the options granted under the 2004 Plan is ten years.

11. SERIES B CONVERTIBLE PREFERRED STOCK

     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. Net of issuance costs, the proceeds to the Company were $9.4 million. Of the original $10 million stated value, Series B Convertible Preferred Stock having a stated value of $1.6 million has been converted into common stock through March 31, 2004.

     The holders of the Series B Convertible Preferred Stock have the right, upon the occurrence of certain designated optional redemption events, to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest. The redemption events are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of March 31, 2004, the redemption value of the Series B Preferred Stock was $8.4 million.

     The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. The warrants issued to the Series B holders were assigned a value of $1,527,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3%; an expiration date of January 15, 2007; volatility of 82% and a dividend yield of 0%. In connection with the issuance of the Series B Preferred Stock and warrants, the Company recorded $1,301,000 related to the beneficial conversion feature on the Series B Preferred Stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B Preferred Stock was less than the fair value of the Common Stock on the commitment date. For the quarter ended March 31, 2003, the deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

12. RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma Tau. Sigma Tau beneficially owned approximately 28% of the Company’s outstanding stock as of March 31, 2004. In June 2002, the Company signed an amendment to the promotion agreement. Effective January 1, 2004, the promotion agreement and all amendments were assigned by VSL to Sigma Tau Pharmaceuticals, Inc. Under these agreements, the Company has agreed to purchase VSL#3 from VSL at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ending March 31, 2004 was $336,000 and is included in Net Product Sales. Included in Accounts Payable is $114,000 for amounts owed to VSL at March 31, 2004. An access fee to VSL is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended March 31, 2004, the amount of the access fee was $67,000 and is included in Selling, General and Administrative expense in the accompanying Consolidated Statement of Operations. During the quarter ended March 31, 2004 the Company paid $240,000 to VSL for the purchase of VSL#3 product and access fees.

     In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s former Vice President of Commercial Operations, is a part owner of Glenridge. Effective September 30, 2003, Mr. Greathouse ceased to be an officer of Questcor. The agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar. The Company paid Glenridge $69,000 and $95,000 in the quarters ended March 31, 2004 and 2003, respectively, related to royalties on Acthar sales. The Company has accrued $56,000 for royalties earned in the quarter ended March 31, 2004, which is included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheet.

13. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$270	$(1,770)
Change in unrealized gains(losses) on available-for-sale securities	—	41

Comprehensive income (loss)	$270	$(1,729)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003, including Item 1 “Business of Questcor” “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

     We are a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through our U.S. direct sales force and international distributors. We focus on the treatment of central nervous system (“CNS”) diseases and gastroenterological disorders which are served by a limited group of physicians such as neurologists, gastroenterologists and bariatric surgeons. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort and complement our existing products, and can be acquired at a reasonable valuation relative to our cost of capital. We currently market five products in the United States:

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

     In June 2003, we acquired Nascobal, an FDA approved nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”) for $14.2 million. We also agreed to acquire the rights to Nascobal spray, an improved dosage form, for which there will be two contingent payments to Nastech of $2 million each. Upon approval by the FDA of an NDA filed by Nastech for Nascobal spray, Nastech is obligated to transfer the NDA to us, and we are obligated to pay $2 million to Nastech. Upon subsequent issuance of a patent for the nasal spray, we are obligated to pay an additional $2 million to Nastech. We began distributing Nascobal in July 2003. We are marketing Nascobal for patients with Crohn’s Disease and MS, and patients who are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. We are also marketing Nascobal for patients who have undergone gastric bypass surgery, have inflammatory bowel disease, or other conditions that lead to a malabsorbtive state.

     Consistent with our focus on sales and marketing, our spending on research and development activities is minimal. Expenses incurred for the Acthar manufacturing site transfer and medical and regulatory affairs are classified as Research and Development Expenses in the accompanying Consolidated Statements of Operations. We have entered into agreements with pharmaceutical and biotechnology companies to further the development of certain acquired technology. In June 2002, we signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc. (“Fabre Kramer”), whereby we granted Fabre Kramer exclusive worldwide rights to develop and commercialize HypnostatTM (intranasal triazolam for the treatment of insomnia) and PanistatTM (intranasal alprazolam for the treatment of panic disorders). We have granted rights to Rigel Pharmaceuticals, Inc. (“Rigel”) of South San Francisco, California for our antiviral drug discovery program, and granted rights to Dainippon Pharmaceuticals Co., Ltd. (“Dainippon”) of Osaka, Japan for our antibacterial program.

     We have incurred an accumulated deficit of $82.8 million at March 31, 2004. At March 31, 2004, we had $6.2 million in cash and cash equivalents. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses including the Acthar site transfer costs and various market research and marketing planning expenses, the seasonality of sales of Ethamolin, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering arrangements and the receipt of milestone payments.

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

     Product Returns, Rebates and Sales Allowances

     We have estimated allowances for product returns from wholesalers and pharmacies, government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates to all states for goods purchased by patients covered by Medicaid, and cash discounts for prompt payment. We estimate our allowances by utilizing historical information for existing products and data obtained from external sources. For new products, we estimate our allowances for product returns, government chargebacks and rebates on specific terms for product returns, chargebacks and rebates, and our experience with similar products.

     We have an exchange policy in which we exchange replacement product for product returns. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in Cost of Product Sales. In estimating returns for each product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and in the distribution channel, and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil), and (iii) changes in demand measured by prescriptions as provided by an independent third party source and our internal estimates. For Glofil, we accept no returns for expired product. We routinely assess our historical experience including customers’ compliance with our exchange policy, and we adjust our allowances as appropriate.

     In December 2002, we noted that certain customers were not complying with our exchange policy. These customers were deducting from amounts owed to us the full price of expired Acthar they planned to return to us. We reached an agreement with these customers to reverse these short-remittances and to accept replacement product. Certain customers received an administration fee from us. It remains our customers’ standard practice to deduct from payments to us the amount of the sales value of expired product, or returns receivable, that they have requested authorization to return. The returns receivable is $408,000 at March 31, 2004, primarily due to the return materials authorization requests for expired product from batches of Acthar that expired in November 2002, May 2003 and January 2004 and Ethamolin that expired in October 2003, January 2004 and February 2004. Customers have indicated that they will reimburse us for these deductions upon the replacement of expired units in accordance with our exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of March 31, 2004, replacement units have been shipped with respect to approximately one third of the amounts owing to us and we are seeking reimbursement from these customers. As long as our customer’s standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible, and we would increase our allowance for bad debts.

     Our exchange policy is not commonplace in the pharmaceutical industry. The standard policy in the industry is to issue credit memoranda in exchange for expired product that is returned. Our customers have expressed dissatisfaction with our exchange policy, and, although they have complied to date, our ability to enforce this policy in the future on customers whose influence and resources are far greater than ours may be minimal. If our customers do not comply with our exchange policy, our options may be limited. We could either not sell our products to them or we could be forced to change our exchange policy to allow for the issuance of credit memoranda in exchange for returned expired products. Under such a policy, we would no longer issue replacement product. The issuance of credit memoranda would negatively impact cash flow in the short-term but may increase future sales as shipment of replacement product at no cost would no longer occur.

     Should we be forced to change to a returns policy in which credit memoranda are issued in exchange for expired product, an allowance for returns (credit memoranda) would be necessary and would be recorded with an offset to net product sales at the time of the policy change. The allowance would be based on an estimate of the future credit memoranda to be issued based upon historical return rates by product, applied to the quantity of product sold that has not yet expired. Further, if such a policy change were made the currently recorded allowance for product exchanges would be eliminated resulting in a reduction of cost of product sales. With respect to Acthar, the historical return rate has been approximately 18% to 20% due to the short shelf life of Acthar and the nature of the disease for which it is prescribed. A change in our business policy to a return for credit memoranda basis would have a significant negative financial impact at the time of the change. If we adopted a policy of issuing credit memoranda for expired product in the future, we may need allowances of up to $2 million to $3 million based on historical return rates for each product. A change in our exchange policy to issuing credit memoranda for expired product would be considered a change in accounting estimate and would be accounted for on a prospective basis. The impact of such a change would be to reduce net product sales by the amount of the estimated future credit memoranda to be issued offset by a reduction in cost of product sales for the elimination of the allowance for product replacement.

     In March 2004, one of our three largest customers communicated to us that they do not want to continue complying with our exchange policy and would like to be issued credit memoranda for expired product. We have met with this customer and they have agreed to continue to adhere to our exchange policy for the time being. However, we offered, and are awaiting a response to, a proposal to the customer to transition in the future to a policy of issuing credit memoranda for returned product. Under the proposal, we would change to a credit memorandum policy for this customer commencing with shipments from the next lot of each product to be released. The next lot of Acthar would be released in June 2004, Nascobal would be released later in 2004 and Ethamolin in 2006. We would continue with the exchange policy through the return period (six months after expiration) for all lots of each product that have been shipped to date or that are currently being shipped for each product. In effect, under the transition plan the exchange policy would continue until all the currently released unexpired lots have passed their six month return period. Under the proposal for Acthar the current exchange policy would continue until June 2005, Ethamolin continues until October 2006 and Nascobal continues until May 2006, which is six months after the expiration of the lots already sold or currently being sold. Upon release of the new lot of each product, shipments thereafter would be subject to a credit memo policy for returns. Should our customer accept our proposal to transition to a policy in which credit memoranda are issued in exchange for expired product, an allowance for returns (credit memoranda) on future shipments would be necessary and would be recorded with an offset to net product sales as shipments from the new lots are released. The allowance would be based on an estimate of the future credit memoranda to be issued based upon historical return rates by product, applied to the quantity of product sold under the credit memo policy that has not yet expired. We are awaiting a response from the customer to our proposal. We do not know if this policy will be accepted in full by the customer.

     In April 2004, another of our three largest customers verbally communicated their intention to implement new procedures which may impact our exchange policy. Preliminary discussion indicates that the customer’s new procedures may require us to change some of the administrative processes for handling returns. We are awaiting specifics as to their new procedures and the administrative changes that they request and at this time we are unable to assess the impact on the exchange policy or Questcor’s financial results.

     In estimating Medicaid rebates, we match the actual rebates to the quantity of product sold by pharmacies on a product-by-product basis to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to the sales to which the rebates apply to arrive at the rebate expense (allowance) for the period. In particular, we consider allowable prices by Medicaid. In estimating government chargeback allowances, we analyze actual chargeback amounts by product and apply historical chargeback rates to sales to which chargebacks apply, typically sales to the Veterans Administration and other U.S. government organizations. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the allowances accordingly.

     For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon historical experience and the amount of trade accounts receivable subject to the cash discounts.

     If actual product returns, government chargebacks, Medicaid rebates and cash discounts are greater than our estimates, or if our customers fail to adhere to our exchange policy, additional allowances may be required. To date, the actual amounts have approximated our estimates.

     Inventories

     We maintain inventory reserves primarily for obsolescence (due to the expiration of shelf life of a product). In estimating inventory obsolescence reserves, we analyze on a product-by-product basis (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate inventory obsolescence. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-offs may be required in the future.

     Intangible Assets

     We have intangible assets related to purchased technology, goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS 144, we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS 142, we review goodwill and other intangible assets with no definitive lives for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including the intangible assets. If the fair value is greater than the carrying amount, then no impairment is indicated. To date, no impairment has been indicated.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

Total Revenues

	Three Months Ended
	March 31,
			Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Net product sales	$5,148	$2,362	$2,786	118%
Technology, contract research, grant and royalty revenue	—	259	(259)	—

Total revenues	$5,148	$2,621	$2,527	96%

     Total revenues for the quarter ended March 31, 2004 increased $2,527,000, or 96%, from the quarter ended March 31, 2003 due to increases in net product sales.

     Net product sales for the quarter ended March 31, 2004 increased by $2,786,000, or 118%, from the quarter ended March 31, 2003. The increase in net product sales is primarily the result of revenue from sales of Nascobal, which was introduced in July 2003, and also reflects higher net product sales of Acthar and Ethamolin in the period. Net product sales for the first quarter of 2004 were positively affected by seasonal demand for Ethamolin. We believe that Ethamolin sales will be significantly reduced in the remaining quarters of 2004. In addition, net product sales for the first quarter of 2004 include $325,000 of shipments to wholesalers at the beginning of the quarter for orders received in December 2003. We expect quarterly fluctuations in the net sales of all of our products due to the timing of shipments, seasonality of demand and the reallocation of promotional efforts for each product.

     The lower net product sales of Acthar in the first quarter of 2003 on a comparative basis reflects the negative effect of our decision in the first quarter of 2003 to briefly discontinue normal wholesaler shipments of Acthar and to limit shipments to critical care and emergency care situations only, due to the relatively short dating of Acthar in our inventory and at the wholesale level. The increase in net product sales of Ethamolin in the first quarter of 2004 over the first quarter of 2003 was partially the result of lower shipments in the first quarter of 2003 resulting from the impact of the advanced buying by wholesalers of Ethamolin in mid-2002, after we pre-announced a price increase.

     Pursuant to our exchange policy for expired product, during the quarter ended March 31, 2004, we replaced vials of Acthar at no cost for certain returned product from Acthar batches that expired in November 2002 and May 2003 and Ethamolin that expired in October 2003. Subsequent to March 31, 2004, we will continue to replace Acthar and Ethamolin returned from these expired lots, as well as from the Acthar batch that expired in January 2004 and the Ethamolin batches that expired in January and February 2004. The replacement of product subsequent to March 31, 2004 for product that has expired and future expiring product may displace future quarter sales. The full extent of this displacement is not ascertainable at this time. However, in the quarter ended March 31, 2004, we replaced vials of expired Acthar with a sales value of approximately $134,000, and we also replaced units of expired Ethamolin at no cost with a sales value of approximately $23,000. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales. Under our exchange policy, as of March 31, 2004 customers have requested the replacement of expired Acthar and Ethamolin with a sales value of greater than $720,000. We intend to replace this expired product in the second and third quarter of 2004. These replacements will likely displace future sales.

     We review the amount of inventory at the wholesale level in order to help assess the demand for Acthar, Ethamolin and Nascobal. Quarterly revenues will fluctuate based on buying patterns of the wholesalers, expiration dates of product sold and timing of shipment of replacement product under our exchange policy.

     We did not recognize any technology revenue for the quarter ended March 31, 2004. We recognized $250,000 in technology revenue for the quarter ended March 31, 2003 from our License Agreement with Fabre-Kramer.

     We did not recognize any contract research, grant and royalty revenue for the quarter ended March 31, 2004, as compared to the $9,000 we recognized in the first quarter of 2003 from reimbursements under our Small Business Innovation Research grant related to our GERI compound research projects. The grant was terminated in July 2003.

Cost of Product Sales

     Cost of product sales for the quarter ended March 31, 2004 increased $181,000, or 27%, to $856,000 from $675,000 for the quarter ended March 31, 2003. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess inventory. The increased dollars are primarily due to increased material costs related to higher product sales and increases in costs of product stability testing. We expect per unit material costs for Acthar to increase moderately in the future due to higher contract manufacturing and laboratory costs. Cost of product sales as a percentage of net product sales decreased to 17% for the quarter ended March 31, 2004 from 29% for the quarter ended March 31, 2003. The decrease in the percentage of cost of product sales as compared to net product sales is the result of changes in the mix of products sold and cost efficiencies due to volume increases. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies.

Selling, General and Administrative

	Three Months Ended
	March 31,
				%
	2004	2003	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$3,028	$2,803	$225	8%

Percentage of total revenue	59%	107%

     Selling, general and administrative expenses for the quarter ended March 31, 2004 increased $225,000, or 8%, from the quarter ended March 31, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 59% for the quarter ended March 31, 2004 compared to 107% for the quarter ended March 31, 2003, largely due to the increase in total revenues. The increase in dollars is primarily due to increased spending on sales and marketing, including certain non-recurring market research and marketing planning studies that are nearing completion, offset by lower legal expenses, investor relations expenses, and bonuses.

Research and Development

     Research and development expenses for the quarter ended March 31, 2004 were $578,000 as compared to $611,000 for the quarter ended March 31, 2003. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. The decrease is primarily due to lower Acthar site transfer costs and a reduction in royalty expense and patent fees, offset in part by increased regulatory fees related to Nascobal.

     Research and development expenses for the quarter ended March 31, 2004 include approximately $200,000 related to the manufacturing site transfer of Acthar, as compared to approximately $235,000 for the quarter ended March 31, 2003. This amount includes costs for the testing necessary to transfer a potency assay to a new contract laboratory. In fiscal year 2003, a third party contract laboratory performed tests to attempt to validate the transfer of the potency assay. As of September 30, 2003, this laboratory had been unsuccessful in validating the assay in order to complete the transfer. Based in part on the results of these tests, we were not able to complete the transfer of the assay to a new contract laboratory during 2003. In the fourth quarter of fiscal year 2003, we temporarily suspended the testing and instead completed a review of the results achieved to date. We performed an analysis of the variables involved that may have affected the validation of the assay. Beginning in the first quarter of 2004, we have resumed the testing necessary to transfer the potency assay to a new contract laboratory and have made additional progress in the assay transfer. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially.

     On January 22, 2004 we received final approval from the FDA for the finished goods site transfer of Acthar to Chesapeake Biological Laboratories.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter ended March 31, 2004 increased to $298,000, or 76%, from $169,000 for the quarter ended March 31, 2003. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million) in June 2003. The Nascobal purchased technology will be amortized over 15 years.

Other Income and Expense Items

	Three Months Ended
	March 31,		Increase/	%
	2004	2003	(Decrease)	Change
	(in $000's)
Non-cash amortization of deemed discount on convertible debentures	$(131)	$(131)	$—	—
Interest income	11	90	(79)	(88)%
Interest expense	(83)	(86)	(3)	(3)%
Other income	3	—	3	—
Other expense	—	(77)	(77)	—
Rental income, net	82	71	11	15%

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended March 31, 2004 was $131,000, consistent with the quarter ended March 31, 2003. The convertible debentures were issued in March 2002.

     Interest income for the quarter ended March 31, 2004 decreased by $79,000 from the quarter ended March 31, 2003. The decrease was primarily due to lower cash balances during the first quarter of 2004 and interest earned in the first quarter of 2003 on a financing lease of equipment. Interest expense for the quarter ended March 31, 2004, which consists primarily of interest on the convertible debentures, was consistent with the quarter ended March 31, 2003.

     Other expense for the quarter ended March 31, 2004 decreased $77,000 from the quarter ended March 31, 2003. The expense in the first quarter of fiscal year 2003 was primarily due to the other-than-temporary loss of $51,000 and realized losses of $13,000 related to our investment in the common stock of Rigel Pharmaceuticals. We liquidated our investment in Rigel common stock in the second quarter of fiscal year 2003.

     Rental income, net, for the quarter ended March 31, 2004 increased 15% from the quarter ended March 31, 2003. Rental income, net, primarily arises from the lease and sublease of our former headquarters facility in Hayward, California. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property.

Series B Preferred Stock Dividends

     Preferred Stock dividends of $172,000 and $167,000 for the quarters ended March 31, 2004 and 2003, respectively, represent the 8% cash dividends paid to our Series B Preferred Stockholders. These dividends are required to be paid in cash quarterly. The Series B Preferred Stock was issued in January 2003.

     Non-cash deemed dividends of $1,301,000 at March 31, 2003 are related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature was recorded because the effective conversion price of the Series B Preferred Stock was less than the fair value of our common stock on the commitment date.

Net Income (Loss) Applicable to Common Stockholders

     For the quarter ended March 31, 2004, we generated net income applicable to common stockholders of $98,000, or $0.00 net income per share applicable to common stockholders, as compared to a net loss applicable to common stockholders of $(3,238,000), or $(0.08) net loss per share applicable to common stockholders for the quarter ended March 31, 2003. In the first quarter of fiscal year 2004 dividends on Series B Preferred Stock of $172,000 were recorded in arriving at the net income applicable to common stockholders. In the first quarter of fiscal year 2003 dividends on Series B Preferred Stock of $167,000 and non-cash deemed dividends related to the beneficial conversion feature of Series B Preferred Stock of $1,301,000 were recorded in arriving at the net loss applicable to common stockholders.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities. Through March 31, 2004, we have raised total net proceeds of $63.0 million. We have also funded our activities to date to a lesser extent through product sales.

     At March 31, 2004, we had cash and cash equivalents of $6,173,000 compared to $3,220,000 at December 31, 2003. At March 31, 2004, our working capital was $3,632,000 compared to $4,352,000 at December 31, 2003. The decrease in our working capital was principally due to the reclassification of $3.5 million of convertible debentures to current liabilities at March 31, 2004, partially offset by net proceeds of $2.4 million received in our private placement in January 2004 and funds provided by operations. The convertible debentures, with a face value of $4 million, are due in March 2005.

      Prior to March 31, 2005 we may have to make cash payments totaling $6 million, which include $2 million payable at maturity on our convertible debenture, and $4 million in contingent payments to Nastech relating to our agreement to acquire rights to the new Nascobal nasal spray, an improved dosage form of Nascobal.

      The $4 million total of 8% convertible debentures were issued in March 2002, $2 million to an institutional investor, and $2 million to a wholly-owned subsidiary of Sigma Tau, Defiante Farmaceutica Unipessoal L.D.A. (“Defiante”). At maturity on March 15, 2005, we may redeem the institutional investor’s debentures for stock, subject to certain limitations. We may redeem Defiante’s debenture for stock at maturity, provided the market price of our common stock at the time of redemption is greater than $1.50 per share (representing the five day average closing sale price of our common stock immediately prior to March 15, 2002). If the price of our common stock is not greater than $1.50 per share on March 15, 2005, we would expect to pay $2 million in cash to Defiante to redeem the convertible debenture.

      In connection with our acquisition of Nascobal, we also agreed to acquire the rights to Nascobal spray, an improved dosage form, for which there will be two contingent payments to Nastech of $2 million each. Upon approval by the FDA of an NDA filed by Nastech for Nascobal spray, Nastech is obligated to transfer the NDA to us, and we are obligated to pay $2 million to Nastech. Upon subsequent issuance of a patent for the nasal spray, we are obligated to pay an additional $2 million to Nastech. An NDA was filed by Nastech with the FDA in December 2003. We understand that the FDA’s target for review and action on NDA applications is ten months from the date of submission. Hence the NDA could be approved as early as the fourth quarter of 2004; however, the final approval may not occur until the first half of fiscal year 2005. The final patent application for Nascobal nasal spray has been filed.

     We may have substantial cash outlays for the Acthar site transfer. The site transfer process is not complete and may require substantial cash outlays for the work performed, capital expenditures and inventory, prior to the transfer being complete. We incurred approximately $200,000 of expenses during the quarter ended March 31, 2004 related to the Acthar site transfer, and expect that expenses in future quarters may exceed this amount.

     It is currently our customers’ standard practice to deduct from payments to us the amount of the sales value of expired product, or returns receivable, that they have requested for return. The returns receivable amounted to $408,000 at March 31, 2004. Customers have indicated that they will reimburse us for these deductions upon the replacement of units in accordance with our exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of March 31, 2004, replacement units have been shipped, relating to approximately one-third of amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible.

     In January 2004, we entered into agreements with existing shareholders and issued 4,878,201 shares of common stock in exchange for $2,399,050 in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The warrants retired represented approximately 46% of our warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000, which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of our common stock for the five trading days prior to reaching agreement on the terms of the transaction. Sigma Tau participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants to purchase common stock.

     In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various healthcare investors. Our gross proceeds from the private placement were $10 million. Net of issuance costs, our proceeds were $9.4 million. The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. To date, Series B Preferred Stock having a stated value of $1,600,000 and accrued and unpaid dividends of $17,000 has been converted into 1,724,912 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.

     Based on our internal forecasts and projections, we believe that our cash on hand at March 31, 2004, and the net cash flows generated from operations, will be sufficient to fund operations through at least December 31, 2004, unless a substantial portion of our cash is used for product acquisition or our 2004 revenues are less than we expect.

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

     If our revenues do not grow and provide cash flow from operations in an amount sufficient to meet our obligations, or if we do not have sufficient funds to redeem the convertible debentures, which have a face value of $4 million, for cash, or a combination of cash and stock, upon maturity in March 2005, or if we are unable to maintain compliance with certain covenants and thus avoid the payment of additional dividends of 6% to the holders of our Series B Convertible Preferred Stock, or we do not have sufficient funds to make the contingent payments, if, and when due to Nastech for the new nasal spray form of Nascobal, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk at March 31, 2004 has not changed materially from December 31, 2003, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

     On January 14, 2004, we reported on Form 8-K, under Item 5, that the Company’s Board of Directors had created the designation of Lead Director and had appointed Brian C. Cunningham, a current member of the Board, to serve as Lead Director until the Company’s next annual meeting of shareholders.

     On March 3, 2004, we furnished on Form 8-K, under Item 12, our press release of our results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: May 13, 2004	By:	/s/ CHARLES J. CASAMENTO

Charles J. Casamento
Chairman, President & CEO

Date: May 13, 2004	By:	/s/ TIMOTHY E. MORRIS

Timothy E. Morris
Senior Vice President, Finance & Administration and
Chief Financial Officer (Principal Financial and
Accounting Officer)

Exhibit Index

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.