Form 10-Q
period 2004-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2004-08-12
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     At August 9, 2004 there were 51,111,346 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,899	$3,220
Accounts receivable, net of allowances for doubtful accounts of $50 and $60 at June 30, 2004 and December 31, 2003, respectively	2,178	2,161
Inventories, net	990	1,050
Prepaid expenses and other current assets	584	873

Total current assets	9,651	7,304
Property and equipment, net	678	609
Purchased technology, net	13,236	13,709
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	825	828

Total assets	$24,869	$22,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,046	$1,402
Accrued compensation	247	358
Other accrued liabilities	1,130	1,052
Short-term debt	56	140
Convertible debentures, (face amount of $4,000), net of deemed discount of $350 at June 30, 2004	3,650	—

Total current liabilities	6,129	2,952
Convertible debentures, (face amount of $4,000), net of deemed discount of $598 at December 31, 2003	—	3,402
Other non-current liabilities	933	916
Commitments and contingencies
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at June 30, 2004 and December 31, 2003 (aggregate liquidation preference of $10,000 at June 30, 2004 and December 31, 2003)	5,081	5,081
Stockholders’ equity:
Preferred stock, no par value, 8,400 and 9,100 Series B shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively, net of issuance costs (aggregate liquidation preference of $8,400 and $9,100 at June 30, 2004 and December 31, 2003, respectively)	7,578	8,278
Common stock, no par value, 105,000,000 shares authorized; 51,111,346 and 45,387,802 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	88,392	85,232
Deferred compensation	(12)	(17)
Accumulated deficit	(83,232)	(82,915)

Total stockholders’ equity	12,726	10,578

Total liabilities and stockholders’ equity	$24,869	$22,929

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$4,090	$2,880	$9,238	$5,242
Technology and grant revenue	—	25	—	284

Total revenues	4,090	2,905	9,238	5,526
Operating costs and expenses:
Cost of product sales	961	1,149	1,817	1,824
Selling, general and administrative	2,515	2,517	5,543	5,320
Research and development	421	711	999	1,322
Depreciation and amortization	301	212	599	381

Total operating costs and expenses	4,198	4,589	8,958	8,847

Income (loss) from operations	(108)	(1,684)	280	(3,321)
Non-cash amortization of deemed discount on convertible debentures	(131)	(130)	(262)	(261)
Interest expense, net	(68)	(18)	(140)	(14)
Other income (expense), net	—	(3)	3	(80)
Rental income, net	60	66	142	137

Net income (loss)	(247)	(1,769)	23	(3,539)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	93	—	1,394
Dividends on Series B Preferred Stock	168	200	340	367

Net loss applicable to common stockholders	$(415)	$(2,062)	$(317)	$(5,300)

Basic and diluted net loss per share applicable to common stockholders	$(0.01)	$(0.05)	$(0.01)	$(0.13)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	51,060	39,949	50,546	39,316

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$23	$(3,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	17	25
Amortization of deemed discount on convertible debentures	262	261
Amortization of deferred compensation	4	13
Depreciation and amortization	599	381
Other-than-temporary loss on investment	—	51
Deferred rent expense	17	18
Loss on the sale of investments	—	14
Loss on the sale of equipment, net	—	13
Changes in operating assets and liabilities:
Accounts receivable	(17)	231
Inventories	60	(495)
Prepaid expenses and other current assets	299	319
Accounts payable	(356)	71
Accrued compensation	(111)	(215)
Other accrued liabilities	78	(255)

Net cash flows provided by (used in) operating activities	875	(3,107)

INVESTING ACTIVITIES
Purchase of property and equipment	(195)	(298)
Purchase of short-term investments	—	(3,058)
Proceeds from maturities and sales of short-term investments	—	1,068
Acquisition of purchased technology	—	(9,124)
Proceeds from sale of property and equipment	—	15
(Increase) decrease in other assets	(11)	1

Net cash flows used in investing activities	(206)	(11,396)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	2,430	5,065
Issuance of Series B preferred stock and warrants, net of issuance costs	—	9,404
Short-term borrowings	211	288
Repayment of short-term and long-term debt	(295)	(418)
Payment of Series B preferred stock dividends	(336)	(367)
Repayments of capital lease obligations	—	(1)

Net cash flows provided by financing activities	2,010	13,971

Increase (decrease) in cash and cash equivalents	2,679	(532)
Cash and cash equivalents at beginning of period	3,220	6,156

Cash and cash equivalents at end of period	$5,899	$5,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$164	$170

Amount payable relating to product acquisition	$—	$5,183

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$704	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED JUNE 30, 2004 FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through a U.S. direct sales force and international distributors. The Company focuses on the treatment of gastroenterological disorders and central nervous system (“CNS”) diseases which are served by a limited group of physicians such as gastroenterologists, neurologists and bariatric surgeons. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort and complement the Company’s existing products, and can be acquired at a reasonable valuation relative to our cost of capital. The Company currently markets five products in the U.S.: Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. The Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. in June 2003 and began distributing Nascobal in July 2003. The Company markets Nascobal for patients with Crohn’s Disease and MS, or who have undergone gastric bypass surgery, since these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system.

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

     The following table illustrates the effect on net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders as reported	$(415)	$(2,062)	$(317)	$(5,300)
Add: Stock-based employee compensation expense included in reported net loss	2	7	7	14
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(198)	(310)	(342)	(666)

Net loss applicable to common stockholders, pro forma	$(611)	$(2,365)	$(652)	$(5,952)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(0.01)	$(0.05)	$(0.01)	$(0.13)

Pro forma	$(0.01)	$(0.06)	$(0.01)	$(0.15)

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

3. REVENUE RECOGNITION

     Revenues from product sales of Nascobal, Acthar, VSL#3, Ethamolin and Glofil-125 are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts, and after May 31, 2004, returns for credit. Revenue is recognized upon shipment of product, provided title to the product has been transferred at the point of shipment. If title to the product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment.

     The Company records estimated sales allowances against product revenues for government chargebacks, Medicaid rebates, payment discounts and product returns for credit memos based on historical chargebacks, rebates, discounts and product returns, as required. The Company’s policy of issuing credit memorandums for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within six months beyond the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in net product sales. This allowance will be reduced as future credit memos are issued, with an offset to accounts receivable.

     The Company’s exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within six months beyond the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales. Returns are subject to inspection prior to acceptance. The Company records allowances for expected product exchanges and credit memoranda based upon historical return rates by product, analysis of return merchandise authorizations, returns received, and other factors such as shelf life. The Company routinely assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its allowances as appropriate. For Glofil and VSL#3 the Company accepts no returns for expired product.

     Allowances for Medicaid rebates, government chargebacks, product exchanges and credit memoranda were $719,000 and $582,000 at June 30, 2004 and December 31, 2003, respectively, and are included in Other Accrued Liabilities. The allowances at June 30, 2004 include $110,000 for estimated returns for credit memoranda on product lots of Acthar released and shipped after May 31, 2004. The Company sells product to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sells directly to consumers. The Company does not require collateral from its customers.

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

4. CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash and cash equivalents of $5,899,000 and $3,220,000 at June 30, 2004 and December 31, 2003, respectively. All cash equivalents are in money market funds. The fair value of the funds approximated cost.

     During the six months ended June 30, 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $14,000 related to its equity investment in Rigel Pharmaceuticals, Inc. (“Rigel”). These amounts are included in Other Income (Expense) in the accompanying Consolidated Statement of Operations. The Company liquidated its investment in Rigel common stock in the second quarter of fiscal year 2003.

5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$340	$534
Work in process	368	197
Finished goods	528	660
Less allowance for excess and obsolete inventories	(246)	(341)

	$990	$1,050

6. PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS

     Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at June 30, 2004 and December 31, 2003. The Company performed an impairment test of goodwill and assembled workforce as of December 31, 2003, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill and assembled workforce through the annual impairment tests or more frequently if indicators of potential impairment exist. As of June 30, 2004, no indicators of potential impairment existed. No such impairment losses have been recorded to date.

     Purchased technology at June 30, 2004 includes $14.2 million related to the Nascobal acquisition. The Nascobal purchased technology is being amortized over its estimated life of 15 years. Accumulated amortization for the Nascobal purchased technology is $987,000 as of June 30, 2004.

7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES

     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

8. NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

     Basic and diluted net loss per share applicable to common stockholders is based on net loss applicable to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share applicable to common stockholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common stockholders has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been at a net income position at June 30, 2004, shares used in calculating diluted earnings per share applicable to common stockholders would have included, if dilutive, the effect of the outstanding 9,217,460 stock options to purchase common shares, 11,080,492 convertible preferred shares, 2,531,644 common shares issuable upon conversion of debentures, placement unit options for 127,678 common shares and 4,539,407 warrants to purchase common shares.

9. EQUITY TRANSACTIONS

     In January 2004 the Company entered into agreements with some of its existing investors and issued 4,878,201 shares of common stock in exchange for $2,399,050 in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The Company’s offer to issue common stock for cash and the surrender of warrants was made to all warrant holders. The warrants retired represented approximately 46% of the Company’s warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000 which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of the Company’s common stock in December 2003 for the five trading days prior to the agreement to the terms of the transaction. Sigma-Tau Finanziaria SpA (“Sigma-Tau”), a related party, participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants with a fair value of $53,000 to purchase common stock.

     In January 2004, shares of the Company’s Series B Preferred Stock with a stated value of $600,000 plus accrued dividends of $2,000 were converted into 640,147 shares of common stock.

     In March 2004, shares of the Company’s Series B Preferred Stock with a stated value of $100,000 plus accrued dividends of $1,600 were converted into 107,995 shares of common stock.

10. 2004 DIRECTORS’ STOCK OPTION PLAN

     In May 2004, shareholders approved the 2004 Non-Employee Directors’ Equity Incentive Plan (the “2004 Plan”) at the Company’s 2004 Annual Meeting of Shareholders. Under the terms of the 2004 Plan, 1,250,000 shares of the Company’s common stock were authorized for grants of non-qualified stock options to non-employee directors of the Company. The 2004 Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director and an additional 15,000 options each January thereafter upon reappointment. Such option grants vest over four years. As originally approved by shareholders, such option grants had an exercise price of the options equal to 85% of the fair market value on the date of grant. However, in May 2004, the Company’s Board of Directors approved an amendment to the 2004 Plan to provide that all option grants under the 2004 Plan be made at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant. Additionally, the 2004 Plan provides for the annual granting of 10,000 options to members of one or more committees of the Board of Directors and an additional 7,500 options to chairmen of one or more committees. Such option grants will have an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of the grant and will become fully vested at the time of grant. The maximum term of the options granted under the 2004 Plan is ten years.

11. SERIES B CONVERTIBLE PREFERRED STOCK

     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. Net of issuance costs, the proceeds to the Company were $9.4 million. Of the original $10 million stated value, Series B Convertible Preferred Stock having a stated value of $1.6 million has been converted into common stock through June 30, 2004.

     The holders of the Series B Convertible Preferred Stock have the right, upon the occurrence of certain designated optional redemption events, to require the Company to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million as of June 30, 2004), together with all accrued and unpaid dividends and interest. The redemption events are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur.

     The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. The warrants issued to the Series B holders were assigned a value of $1,527,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3%; an expiration date of January 15, 2007; volatility of 82% and a dividend yield of 0%. In connection with the issuance of the Series B Preferred Stock and warrants, the Company recorded $1,301,000 related to the beneficial conversion feature on the Series B Preferred Stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B Preferred Stock was less than the fair value of the Common Stock on the commitment date. For the six months ended June 30, 2003, the deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

12. RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma-Tau. Sigma-Tau beneficially owned approximately 28% of the Company’s outstanding stock as of June 30, 2004. In June 2002, the Company signed an amendment to the promotion agreement. Effective January 1, 2004, the promotion agreement and all amendments were assigned by VSL to Sigma-Tau Pharmaceuticals, Inc. Under these agreements, the Company has agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ending June 30, 2004 was $375,000 and is included in Net Product Sales. Included in Accounts Payable is $218,000 for amounts owed to Sigma-Tau Pharmaceuticals at June 30, 2004. An access fee to Sigma-Tau Pharmaceuticals is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended June 30, 2004, the amount of the access fee was $119,000 and is included in Selling, general and administrative expense in the accompanying Consolidated Statement of Operations. During the quarter ended June 30, 2004 the Company paid $168,000 to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees.

13. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
	($000’s)		($000’s)
Net income (loss)	$(247)	$(1,769)	$23	$(3,539)
Change in unrealized gains on available-for-sale securities	—	1	—	42

Comprehensive income (loss)	$(247)	$(1,768)	$23	$(3,497)

14. SUBSEQUENT EVENTS

     On July 31, 2004, the Company issued a $2.2 million secured promissory note to Defiante Farmaceutica LdA, a Portuguese corporation and a wholly-owned subsidiary of Sigma-Tau. The interest rate on the note is 9.83% per annum. Repayment of the note consists of interest only for the first twelve months, with monthly principal and interest payments thereafter through August 2008.

     The Company intends to use a majority of the proceeds from the note to fund the $2 million milestone payment to be made to Nastech Pharmaceutical Company, Inc. upon approval of the New Drug Application (“NDA”) for the spray formulation of Nascobal. The NDA for the spray formulation was submitted in December 2003. The note will be secured by the Nascobal intellectual property including the NDA for the spray formulation when it is approved. Questcor purchased the world-wide rights to Nascobal, including the rights to the spray formulation from Nastech Pharmaceutical in June 2003.

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by the Company and Mr. Casamento, and consistent with certain terms of his employment agreement, the Company will (i) continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) pay the prorated portion of his 2004 annual bonus potential in the amount of $136,294, and (iii) extend the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento will expire, if not previously exercised, 90 days after his resignation. Although certain payments will be paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for the Company, other than part-time consulting services. A severance liability and corresponding compensation expense of approximately $825,000 will be recorded in the third quarter of 2004 to recognize the cost of the separation arrangement including the payroll and bonus. The stock compensation expense will be insignificant.

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

Overview

     We are a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through our U.S. direct sales force and international distributors. We focus on the treatment of gastroenterological disorders and central nervous system (“CNS”) diseases which are served by a limited group of physicians such as gastroenterologists, neurologists and bariatric surgeons. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort and complement our existing products, and can be acquired at a reasonable valuation relative to our cost of capital. We currently market five products in the United States:

•	Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies including Vitamin B-12 deficiencies associated with Crohn’s disease, gastric bypass surgery and multiple sclerosis (“MS”);

•	HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain central nervous system (“CNS”) disorders with an inflammatory component including the treatment of flares associated with MS and is also commonly used in treating patients with infantile spasm;

•	VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function;

•	Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and

•	Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function.

     In June 2003, we acquired Nascobal, an FDA approved nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”) for $14.2 million. We also agreed to acquire the rights to Nascobal spray, an improved dosage form, for which there will be two contingent payments to Nastech of $2 million each. Upon approval by the FDA of an NDA filed by Nastech for Nascobal spray, Nastech is obligated to transfer the NDA to us, and we are obligated to pay $2 million to Nastech. On July 31, 2004, we issued a $2.2 million secured promissory note to Defiante Farmaceutica LdA, a wholly-owned subsidiary of Sigma-Tau. We intend to use a majority of the proceeds from the note to make the $2 million payment to Nastech upon the approval and subsequent transfer of the NDA covering the spray formulation which may be as early as the fourth quarter of 2004. Upon subsequent issuance of a patent for the nasal spray, we are obligated to pay an additional $2 million to Nastech. We began distributing Nascobal in July 2003. We are marketing Nascobal for patients with Crohn’s Disease and MS, and patients who are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. We are also marketing Nascobal for patients who have undergone gastric bypass surgery, have inflammatory bowel disease, or other conditions that lead to a malabsorbtive state.

     Consistent with our focus on sales and marketing, our spending on research and development activities is minimal. Expenses incurred for the Acthar manufacturing site transfer and medical and regulatory affairs are classified as Research and Development Expenses in the accompanying unaudited Condensed Consolidated Statements of Operations. We have entered into agreements with pharmaceutical and biotechnology companies to further the development of certain acquired technology. In June 2002, we signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc. (“Fabre Kramer”), whereby we granted Fabre Kramer exclusive worldwide rights to develop and commercialize HypnostatTM (intranasal triazolam for the treatment of insomnia) and

PanistatTM (intranasal alprazolam for the treatment of panic disorders). We have granted rights to Rigel Pharmaceuticals, Inc. (“Rigel”) of South San Francisco, California for our antiviral drug discovery program, and granted rights to Dainippon Pharmaceuticals Co., Ltd. (“Dainippon”) of Osaka, Japan for our antibacterial program.

     We have incurred an accumulated deficit of $83.2 million at June 30, 2004. At June 30, 2004, we had $5.9 million in cash and cash equivalents. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, future credit memos to be issued under our credit memo policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses including the Acthar site transfer costs and various market research and marketing planning expenses, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering arrangements and the receipt of milestone payments.

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

Product Returns, Rebates and Sales Allowances

     We have estimated allowances for product returns from wholesalers, hospitals and pharmacies, government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates to all states for goods purchased by patients covered by Medicaid, and cash discounts for prompt payment. We estimate our allowances by utilizing historical information for existing products and data obtained from external sources. For new products, we estimate our allowances for product returns, government chargebacks and rebates on specific terms for product returns, chargebacks and rebates, and our experience with similar products.

     We have an exchange policy which allows customers to return expired product within six months beyond the expiration date in exchange for replacement product. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in Cost of Product Sales. In estimating returns for each product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil and VSL#3, which are not subject to our returned goods policy), and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. For Glofil and VSL#3, we accept no returns for expired product. We routinely assess our historical experience including customers’ compliance with our exchange policy, and we adjust our allowances as appropriate.

     Our exchange policy is not commonplace in the pharmaceutical industry. The standard policy in the industry is to issue credit memoranda in exchange for expired product that is returned. Our customers have expressed dissatisfaction with our exchange policy and, although they have complied to date, our ability to enforce this policy in the future on customers whose influence within the pharmaceutical industry and resources are far greater than ours may prove to be difficult. In response to dissatisfaction with our exchange policy expressed by our three largest customers, during the quarter ended June 30, 2004 we implemented a plan to transition from the current exchange policy to a credit memorandum policy for the return of expired product within six months beyond the expiration date. Expired product returned from production lots released prior to June 1, 2004 will continue to be subject to the product exchange policy. Expired product returned from lots released after May 31, 2004 will be subject to a credit memo policy in which a credit memo will be issued for the original purchase price of the returned product.

     We commenced shipping a new lot of Acthar on June 1, 2004 which will be subject to the credit memo policy. An allowance for the sales value of estimated returns on shipments of product lots of Acthar released and shipped after May 31, 2004 has been recorded as a liability in the amount of $110,000 as of June 30, 2004 with a corresponding reduction in net product sales. This allowance reflects an estimate of future credit memoranda to be issued for Acthar, applied to the quantity of product shipped from lots subject to the credit memoranda policy. The allowance will be reduced as future credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product subject to credit memoranda, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory, and (iii) changes in demand measured by prescriptions and other data as provided by an independent third party source and our internal estimates. For Nascobal and Ethamolin, once new lots are released (in July 2004 for Nascobal and early 2006 for Ethamolin), credit memoranda allowances will be estimated for those products and recorded as a reduction of net product sales based upon the quantity of product shipped for the lots subject to the credit memo policy. This will reduce the future amount recorded as net product sales.

     There will be a transition period extending through 2006 between the existing exchange policy, applicable to product lots released prior to June 1, 2004, and the new credit memoranda policy, applicable to product lots released after May 31, 2004. The exchange policy will continue through the return period (six months after expiration) for all product lots released prior to June 1, 2004. These return periods end as follows: Acthar, June 2005; Nascobal, May 2006; Ethamolin, October 2006. Allowances for the estimated costs of exchanges will be recorded on future sales of product lots subject to the exchange policy. The credit memoranda policy commences with the actual release of product lots currently planned as follows: Acthar, June 2004; Nascobal, July 2004; Ethamolin, February 2006. Planned releases of products are subject to change. Allowances for the estimated credit memoranda applicable to future returns related to sales from these product lots will be recorded as shipments occur, and will reduce net product sales. Until the transition from our product exchange policy to a credit memo policy for expired product is complete in 2006, both the replacement policy and the credit memo policy will be in effect at the same time, which will result in lower revenues than historically experienced due to the double impact of displacement of future sales from the exchange policy and reduction of net product sales for the reserves under the credit memo policy.

     If our transition to a credit memo policy for returns is not adhered to, our options may be limited. We could either not sell our products to our customers or we could be forced to issue credit memoranda for all returns currently subject to the exchange policy. If we are forced to issue credit memoranda for all returns currently subject to the exchange policy, an allowance for returns (credit memoranda) would be necessary and would be recorded with an offset to net product sales at the time of the policy change. The allowance would be based on an estimate of the future credit memoranda to be issued based upon historical return rates by product, applied to the quantity of product sold that has not yet expired. Further, if such a policy change were made, the currently recorded allowance for product exchanges would be eliminated resulting in a reduction of cost of product sales. If we are forced to issue credit memoranda for all returns currently subject to the exchange policy, there would be a significant negative financial impact at the time of the change. If we adopted a policy of issuing credit memoranda for all returns currently subject to the exchange policy, we would need to record an additional total allowance of approximately $2 million to $3 million based on historical return rates for each product, thus reducing net product sales by that amount offset by a reduction in cost of product sales for the elimination of the allowance for product replacement. Such a change would be considered a change in accounting estimate and would be accounted for on a prospective basis. The issuance of credit memoranda would negatively impact cash flow in the short-term but may increase future sales as shipment of replacement product at no cost to the customer would no longer occur.

     Certain customers have deducted the full price of expired product which they planned to return from the amounts owed to us (“returns receivable”). We reached an agreement with these customers to accept replacement product and pay the amounts previously deducted in return for an administration fee, however it remains their standard practice to deduct from payments to us the sales value of expired product that they have requested authorization to return. As of June 30, 2004, the returns receivable is $356,000, primarily due to return materials authorization requests for expired product from Acthar lots that expired in May 2003 and January 2004 and Ethamolin lots that expired in October 2003, January 2004 and February 2004. Customers have indicated that they will reimburse us for these deductions upon the replacement of expired units in accordance with our exchange policy; however, in our experience the timing of such reimbursements is slower than the collection of our normal trade receivables. As of June 30, 2004, replacement units have been shipped with respect to approximately 75% of the amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible, and we would need to increase our allowance for bad debts.

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

     If actual product returns, government chargebacks, Medicaid rebates and cash discounts are greater than our estimates, or if our customers fail to adhere to our exchange or credit memoranda policy, additional allowances may be required. To date, actual amounts have approximated our estimates.

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

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003:

Total Revenues

	Three Months Ended
	June 30,
			Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Net product sales	$4,090	$2,880	$1,210	42%
Technology and grant revenue	—	25	(25)	—

Total revenues	$4,090	$2,905	$1,185	41%

     Total revenues for the quarter ended June 30, 2004 increased $1,185,000, or 41%, from the quarter ended June 30, 2003 due to increases in net product sales.

     Net product sales for the quarter ended June 30, 2004 increased by $1,210,000, or 42%, from the quarter ended June 30, 2003. The increase in net product sales is primarily the result of revenue from sales of Nascobal, which was introduced in July 2003, and an increase of net product sales of VSL #3. Net product sales of Nascobal for the second quarter of 2004 were $1,911,000. During the second quarter of 2004, one of our major customers purchased Nascobal in higher quantities than it had historically purchased. Based on the review of information provided by this customer, it appears that these purchases increased the customer’s inventory level significantly. To the extent this major customer’s inventory level exceeds demand, future net product sales may be adversely affected. The increase in Nascobal sales was partially offset by decreases in net product sales of Acthar and Ethamolin as compared to the second quarter of 2003. During the quarter ended June 30, 2004, net product sales of Acthar were reduced by $110,000 for an allowance for credit memos under our credit memo policy. Sales of Acthar decreased in the second quarter of 2004 as compared to the first quarter of 2004 due in part to the reduction in inventory held by customers during the second quarter as customers purchased less product from us than their reported sales to pharmacies. Ethamolin sales were lower in the second quarter of 2004 as compared to the first quarter of 2004, and we believe that Ethamolin sales will remain lower in the remaining quarters of 2004. We expect quarterly fluctuations in the net sales of all of our products due to the timing of shipments, changes in wholesaler inventory levels and the reallocation of promotional efforts for each product.

     Nascobal net product sales over the four quarters since its introduction in July 2003 are:

	Three months ended
	June 30,	March 31,	December 31,	September 30,
	2004	2004	2003	2003
	($000’s)
Nascobal net product sales	$1,911	$1,788	$1,176	$924

     Nascobal revenues in 2003 were impacted by one of our three major customers not purchasing any significant quantities of Nascobal until early November 2003 due to their inventory levels at the time of our acquisition of that product.

     Our product exchange policy for expired product remains in effect for lots released prior to June 1, 2004. Pursuant to our exchange policy, during the quarter ended June 30, 2004, we replaced vials of Acthar at no cost for certain returned product from Acthar batches that expired in May 2003 and January 2004, having a sales value of approximately $585,000, and Ethamolin that expired in October 2003, January 2004 and February 2004, having a sales value of approximately $145,000. Subsequent to June 30, 2004, we will continue to replace Acthar and Ethamolin returned from these expired lots. The replacement of product subsequent to June 30, 2004 for product that has expired and future expiring product may displace future quarter sales. The full extent of this displacement is not ascertainable at this time as it is subject to market conditions and customer behavior not within our control. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales. Under our exchange policy, as of June 30, 2004, customers have requested the replacement of expired Acthar and Ethamolin with a sales value of approximately $620,000. We intend to replace this expired product in the third and fourth quarter of 2004. These replacements will likely displace future sales.

     We review the amount of inventory at the wholesale level in order to help assess the demand for Acthar, Ethamolin and Nascobal. Quarterly revenues will fluctuate based on buying patterns of the wholesalers, inventory levels at wholesalers, expiration dates of product sold and timing of shipment of replacement product under our exchange policy.

     We did not recognize any technology, contract research, grant and royalty revenue for the quarter ended June 30, 2004, as compared to the $25,000 we recognized in the second quarter of 2003 from reimbursements under our Small Business Innovation Research grant related to our GERI compound research projects. The grant ended in July 2003.

Cost of Product Sales

     Cost of product sales for the quarter ended June 30, 2004 decreased $188,000, or 16%, to $961,000 from $1,149,000 for the quarter ended June 30, 2003. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess/obsolete inventory. The decrease in cost of product sales is primarily due to decreases in our provision for inventory obsolescence and royalties on Acthar net sales. The decreases were offset by increased material costs related to higher unit sales, increases in costs of product stability testing and higher distribution costs. During the quarter ended June 30, 2004, one of our largest customers began charging a fee for distribution services provided to us. Higher distribution costs are also due in part to higher unit sales. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar by less than 5%. Cost of product sales as a percentage of net product sales decreased to 23% for the quarter ended June 30, 2004 from 40% for the quarter ended June 30, 2003. The decrease in the percentage of cost of product sales as compared to net product sales is in part the result of a charge of $233,000 in the second quarter of 2003 to increase the provision for inventory obsolescence, and changes in the mix of products sold. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies.

Selling, General and Administrative

	Three Months Ended
	June 30,
				%
	2004	2003	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$2,515	$2,517	$(2)	—

Percentage of total revenue	61%	87%

     Selling, general and administrative expenses for the quarter ended June 30, 2004 decreased $2,000 from the quarter ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 61% for the quarter ended June 30, 2004 compared to 87% for the quarter ended June 30, 2003, largely due to the increase in total revenues. Increased spending during the second quarter of 2004 on access fees to Sigma-Tau Pharmaceuticals due to higher VSL#3 net product sales and certain marketing related activities were offset by compensation related expenses and expenses for professional services.

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by the Company and Mr. Casamento, and consistent with certain terms of his employment agreement, the Company will (i) continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) pay the prorated portion of his 2004 annual bonus potential in the amount of $136,294, and (iii) extend the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento will expire, if not previously exercised, 90 days after his resignation. Although certain payments will be paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for the Company, other than part-time consulting services. A severance liability and corresponding compensation expense of approximately $825,000 will be recorded in the third quarter of 2004 to recognize the cost of the separation arrangement including the payroll and bonus. The stock compensation expense will be insignificant.

Research and Development

     Research and development expenses for the quarter ended June 30, 2004 were $421,000 as compared to $711,000 for the quarter ended June 30, 2003. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. The decrease is primarily due to lower Acthar site transfer costs, offset in part by increased regulatory fees related to Nascobal, which we introduced in July 2003.

     Research and development expenses for the quarter ended June 30, 2004 include approximately $50,000 related to the manufacturing site transfer of Acthar, as compared to approximately $320,000 for the quarter ended June 30, 2003. These amounts for site transfer include costs for the consulting and outside testing necessary to transfer a potency assay to a new contract laboratory. Decreased site transfer costs for the quarter ended June 30, 2004 are due in part to the timing of certain expenses that have shifted from the second quarter to the third quarter of 2004. We expect site transfer costs in the second half of 2004 to exceed costs incurred in the first half of 2004. In fiscal year 2003, a third party contract laboratory performed tests in attempts to validate the transfer of the potency assay. As of September 30, 2003, this laboratory had been unsuccessful in validating the assay in order to complete the transfer. Based in part on the results of these tests, we were not able to complete the transfer of the assay to a new contract laboratory during 2003. In the fourth quarter of fiscal year 2003, we temporarily suspended the testing and instead completed a review of the results achieved to date. In the first quarter of 2004, we performed assays evaluating the variables involved that may have affected the validation of the assay. Beginning in the second quarter of 2004, we have resumed the testing necessary to transfer the potency assay to a new contract laboratory and have made additional progress in the assay transfer. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter ended June 30, 2004 increased to $301,000, or 42%, from $212,000 for the quarter ended June 30, 2003. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million) in June 2003. The Nascobal purchased technology will be amortized over 15 years.

Other Income and Expense Items

	Three Months Ended
	June 30,
			Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(131)	$(130)	$1	1%
Interest income	13	65	(52)	(80)%
Interest expense	(81)	(83)	(2)	(2)%
Other expense	—	(3)	3	—
Rental income, net	60	66	(6)	(9)%

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended June 30, 2004 was $131,000, which was consistent with the quarter ended June 30, 2003. The convertible debentures were issued in March 2002.

     Interest income for the quarter ended June 30, 2004 decreased by $52,000 from the quarter ended June 30, 2003. The decrease was primarily due to lower cash balances during the second quarter of 2004 and interest earned in the second quarter of 2003 on a financing lease of equipment. Interest expense for the quarter ended June 30, 2004, which consists primarily of interest on the convertible debentures, was consistent with the quarter ended June 30, 2003.

     Rental income, net, for the quarter ended June 30, 2004 decreased 9% from the quarter ended June 30, 2003. Rental income, net, primarily arises from the lease and sublease of our former headquarters facility in Hayward, California. In August 2004, the sublessee of the Hayward facility failed to make timely payment. The sublessee has verbally assured us that they will pay within thirty days. However, there can be no assurance that we will receive such payment within thirty days or that the sublessee will make timely payments in the future. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property through November 2012.

Series B Preferred Stock Dividends

     Preferred Stock dividends of $168,000 and $200,000 for the quarters ended June 30, 2004 and 2003, respectively, represent the 8% cash dividends paid to our Series B Preferred Stockholders. These dividends are required to be paid in cash quarterly. The Series B Preferred Stock was issued in January 2003.

     Non-cash deemed dividends of $93,000 at June 30, 2003 are related to revaluation of warrants issued in January 2003 to the Series B Preferred Stockholders. In connection with the revaluation, we recorded $93,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003:

Total Revenues

	Six Months Ended
	June 30,
			Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Net product sales	$9,238	$5,242	$3,996	76%
Technology and grant revenue	—	284	(284)	—

Total revenues	$9,238	$5,526	$3,712	67%

     Total revenues for the six months ended June 30, 2004 increased $3,712,000, or 67%, from the six months ended June 30, 2003 due to increases in net product sales.

     Net product sales for the six months ended June 30, 2004 increased by $3,996,000, or 76%, from the six months ended June 30, 2003. The increase in net product sales is primarily the result of revenue from sales of Nascobal, which was introduced in July 2003, and increases in sales of Ethamolin and VSL #3 offset by a decrease in sales of Acthar. Net product sales of Nascobal for the six months ended June 30, 2004 were $3,699,000. In addition, net product sales for the first six months of 2004 included $325,000 of shipments to wholesalers in January 2004 for orders received in December 2003. We expect quarterly fluctuations in the net sales of all of our products due to the timing of shipments, changes in wholesaler inventory levels, and the reallocation of promotional efforts for each product.

     The Nascobal net product sales during the first six months of 2004 include purchases by one of our major customers in higher quantities than it has historically purchased. Based on the review of information provided by this customer, it appears that these purchases increased the customer’s inventory level significantly. To the extent this major customer’s inventory level exceeds demand, future net product sales may be adversely affected.

     The increase in net product sales in the six months ended June 30, 2004 over the same period in 2003 also reflects higher net product sales of Ethamolin and VSL #3. The increase in net product sales of Ethamolin in the first six months of 2004 over the first six months of 2003 was partially the result of lower shipments in the first quarter of 2003 resulting from the impact of the advanced buying by wholesalers of Ethamolin in mid-2002, after we pre-announced a price increase. During the six months ended June 30, 2004, we replaced units of Ethamolin at no cost having a sales value of approximately $168,000 under our exchange policy.

     Revenues from the sale of Acthar declined in part due to the reductions in inventory at the wholesale level during the six months ended June 30, 2004. Based on internal estimates and information provided by our major customers, inventory levels of Acthar declined by nearly one month, from inventory levels at the beginning of 2004, as major customers purchased less than their reported sales. During the six months ended June 30, 2004, we replaced vials of Acthar at no cost having a sales value of approximately $720,000 under our exchange policy. In addition, during the six months ended June 30, 2004 net product sales of Acthar were reduced by $110,000 for the allowance for credit memos under our new credit memo policy.

     We did not recognize any technology revenue for the six months ended June 30, 2004. We recognized $250,000 in technology revenue for the six months ended June 30, 2003 from our License Agreement with Fabre-Kramer.

     We did not recognize any contract research, grant and royalty revenue for the six months ended June 30, 2004, as compared to the $25,000 we recognized in the first six months of 2003 from reimbursements under our Small Business Innovation Research grant related to our GERI compound research projects. The grant was terminated in July 2003.

Cost of Product Sales

     Cost of product sales for the six months ended June 30, 2004 decreased $7,000 to $1,817,000 from $1,824,000 for the six months ended June 30, 2003. Increased material and distribution costs related to higher product sales and increases in costs of product stability testing in the first six months of 2004 were offset by decreases in the provision for inventory obsolescence and lower royalties. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar by less than 5%. Cost of product sales as a percentage of net product sales decreased to 20% for six months ended June 30, 2004 from 35% for same period in 2003. The decrease in the percentage of cost of product sales as compared to net product sales is the result in part of changes in the mix of products sold and decreases in our allowance for inventory obsolescence. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies.

Selling, General and Administrative

	Six Months Ended
	June 30,
			Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$5,543	$5,320	$223	4%

Percentage of total revenue	60%	96%

     Selling, general and administrative expenses for the six months ended June 30, 2004 increased $223,000, or 4%, from the six months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 60% for the six months ended June 30, 2004 compared to 96% for the six months ended June 30, 2003, largely due to the increase in total revenues. Increased spending on sales and marketing, including certain market research and marketing planning studies, and increased access fees to Sigma-Tau Pharmaceuticals due to higher net product sales of VSL#3, were offset by lower legal expenses, compensation and investor relations expenses.

Research and Development

     Research and development expenses for the six months ended June 30, 2004 were $999,000 as compared to $1,322,000 for the six months ended June 30, 2003. The decrease is primarily due to lower Acthar site transfer costs, offset in part by regulatory fees related to Nascobal, which we introduced in July 2003.

     Research and development expenses for the six months ended June 30, 2004 include approximately $240,000 related to the manufacturing site transfer of Acthar, as compared to approximately $560,000 for the six months ended June 30, 2003. These amounts for site transfer include costs for the consulting and outside testing necessary to transfer a potency assay to a new contract laboratory. Decreased site transfer costs for the six months ended June 30, 2004 are due in part to the timing of certain expenses that have shifted from the first half to the second half of 2004.

Depreciation and Amortization

     Depreciation and amortization expense for the six months ended June 30, 2004 increased to $599,000, or 57%, from $381,000 for the six months ended June 30, 2003. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million) in June 2003. The Nascobal purchased technology will be amortized over 15 years.

Other Income and Expense Items

	Six Months Ended
	June 30,
			Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(262)	$(261)	$1	—
Interest income	24	155	(131)	(85)%
Interest expense	(164)	(169)	(5)	(3)%
Other income	3	—	3	—
Other expense	—	(80)	(80)	—
Rental income, net	142	137	5	4%

     Non-cash amortization of deemed discount on convertible debentures for the six months ended June 30, 2004 was $262,000, consistent with the six months ended June 30, 2003. The convertible debentures were issued in March 2002.

     Interest income for the six months ended June 30, 2004 decreased by $131,000 from the six months ended June 30, 2003. The decrease was primarily due to lower cash balances during the first six months of 2004 and interest earned in the first six months of 2003 on a financing lease of equipment. Interest expense for the six months ended June 30, 2004, which consists primarily of interest on the convertible debentures, was consistent with the six months ended June 30, 2003.

     Other expense for the six months ended June 30, 2004 decreased $80,000 from the six months ended June 30, 2003. The expense in the first six months of fiscal year 2003 was primarily due to the other-than-temporary loss of $51,000 and realized losses of $14,000 related to our investment in the common stock of Rigel Pharmaceuticals. We liquidated our investment in Rigel common stock in the second quarter of fiscal year 2003.

     Rental income, net, for the six months ended June 30, 2004 increased $5,000 from the six months ended June 30, 2003. Rental income, net, primarily arises from the lease and sublease of our former headquarters facility in Hayward, California. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property through November 2012.

Series B Preferred Stock Dividends

     Preferred Stock dividends of $340,000 and $367,000 for the six months ended June 30, 2004 and 2003, respectively, represent the 8% cash dividends paid to our Series B Preferred Stockholders. These dividends are required to be paid in cash quarterly. The Series B Preferred Stock was issued in January 2003.

     Non-cash deemed dividends of $1,394,000 at June 30, 2003 are related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature was recorded because the effective conversion price of the Series B Preferred Stock was less than the fair value of our common stock on the commitment date.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities. Through June 30, 2004, we have raised total net proceeds of $63.1 million. We have also funded our activities to date to a lesser extent through product sales.

     At June 30, 2004, we had cash and cash equivalents of $5,899,000 compared to $3,220,000 at December 31, 2003. At June 30, 2004, our working capital was $3,522,000 compared to $4,352,000 at December 31, 2003. The decrease in our working capital was principally due to the reclassification of $3,650,000 of convertible debentures to current liabilities during the first quarter of 2004, partially offset by net proceeds of $2.4 million received in our private placement in January 2004 and funds provided by operations. The convertible debentures, with a face value of $4 million, are due in March 2005.

     Prior to March 31, 2005, we may have to make cash payments totaling $6 million, which include $2 million payable at maturity on the convertible debenture held by a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica LdA (“Defiante”), and $4 million in contingent payments to Nastech relating to our agreement to acquire rights to the new Nascobal nasal spray, an improved dosage form of Nascobal.

     The $4 million total of 8% convertible debentures were issued in March 2002, $2 million to an institutional investor, and $2 million to Defiante. At maturity on March 15, 2005, we may redeem the institutional investor’s debentures for stock, subject to certain limitations. We may redeem Defiante’s debenture for stock at maturity, provided the market price of our common stock at the time of redemption is greater than $1.50 per share (representing the five day average closing sale price of our common stock immediately prior to March 15, 2002). If the price of our common stock is not greater than $1.50 per share on March 15, 2005, we would be required to pay $2 million in cash to Defiante at the maturity date. We may also attempt to restructure the terms of the convertible debenture held by Defiante in order to extend the term of the note or provide for a lower conversion price.

     In connection with our acquisition of Nascobal, we also agreed to acquire the rights to Nascobal spray, an improved dosage form, for which there will be two contingent payments to Nastech of $2 million each. Upon approval by the FDA of an NDA filed by Nastech for Nascobal spray, Nastech is obligated to transfer the NDA to us, and we are obligated to pay $2 million to Nastech. Upon subsequent issuance of a patent for the nasal spray, we are obligated to pay an additional $2 million to Nastech. An NDA was filed by Nastech with the FDA in December 2003. We understand that the FDA’s target for review and action on NDA applications is ten months from the date of submission. Hence the NDA could be approved as early as the fourth quarter of 2004. The final patent application for Nascobal nasal spray has been filed.

     On July 31, 2004, we issued a $2.2 million secured promissory note to Defiante. We intend to use a majority of the proceeds from the note to fund the $2 million payment to be made to Nastech upon approval of the NDA for the Nascobal spray. The note will be secured by the Nascobal intellectual property including the NDA for the spray formulation when it is approved. The note, bearing interest at 9.83% per annum, will require interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008.

     We may have substantial cash outlays for the Acthar site transfer. The site transfer process is not complete and may require substantial cash outlays for the work performed, capital expenditures and inventory, prior to the transfer being complete. We incurred approximately $240,000 of expenses during the six months ended June 30, 2004 related to the Acthar site transfer, and expect that expenses in future periods may exceed this amount.

     It is currently our customers’ standard practice to deduct from payments to us the amount of the sales value of expired product, or returns receivable, that they have requested for return. The returns receivable amounted to $356,000 at June 30, 2004. Customers have indicated that they will reimburse us for these deductions upon the replacement of units in accordance with our exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of June 30, 2004, replacement units have been shipped relating to approximately 75% of amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible.

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by the Company and Mr. Casamento, and consistent with certain terms of his employment agreement, the Company will (i) continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) pay the prorated portion of his 2004 annual bonus potential in the amount of $136,294, and (iii) extend the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento will expire, if not previously exercised, 90 days after his resignation. Although certain payments will be paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for the Company, other than part-time consulting services. A severance liability and corresponding compensation expense of approximately $825,000 will be recorded in the third quarter of 2004 to recognize the cost of the separation arrangement including the payroll and bonus. The stock compensation expense will be insignificant.

     In June 2004, we implemented a transition plan for expired product returns from a product exchange policy to a credit memo policy. Under the credit memo policy, a credit memo will be issued for the original purchase price of the returned product, for expired product returned from lots released after May 31, 2004. We expect that cash flow will be negatively impacted when future credit memoranda are issued for expired product returned from lots subject to our credit memo policy.

     In January 2004, we entered into agreements with existing shareholders and issued 4,878,201 shares of common stock in exchange for $2.4 million in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. Our offer to issue common stock for cash and the surrender of warrants was made to all warrant holders. The warrants retired represented approximately 46% of our warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000, which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of our common stock in December 2003 for the five trading days prior to reaching agreement on the terms of the transaction. Sigma-Tau participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants with a fair value of $53,000 to purchase common stock.

     In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various healthcare investors. Our gross proceeds from the private placement were $10 million. Net of issuance costs, our proceeds were $9.4 million. The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10 million and is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per year. The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. To date, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 has been converted into 1,724,912 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million at June 30, 2004), together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.

     Based on our internal forecasts and projections, we believe that our cash on hand at June 30, 2004, the net cash flows generated from operations, and the proceeds from the $2.2 million note issued to Defiante in July 2004, will be sufficient to fund operations through at least June 30, 2005, unless a substantial portion of our cash is used for product acquisition or our revenues are less than we expect.

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

     If our revenues do not grow and provide cash flow from operations in an amount sufficient to meet our obligations, or if we do not have sufficient funds to redeem the convertible debentures, which have a face value of $4 million, for cash, or a combination of cash and stock, upon maturity in March 2005, or if we are unable to maintain compliance with certain covenants and thus avoid the payment of additional dividends of 6% to the holders of our Series B Convertible Preferred Stock, or we do not have sufficient funds to make the contingent payments, if, and when due to Nastech for the NDA and the patent approvals of the new nasal spray form of Nascobal, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

RISK FACTORS

The following risk factors supplement the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should carefully consider the following risk factors as well as those contained our Annual Report on Form 10-K. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.

If our customers do not comply with our exchange policy and/or demand that we implement a credit memo return policy, our revenues would be significantly impacted.

     We have a product exchange policy in which we will ship replacement product for expired product returned to us within six months after expiration. This policy is not commonplace in the industry as the standard policy is to issue credit memoranda in exchange for expired product that is returned. Our customers have expressed dissatisfaction with our exchange policy and, although they have complied to date, our ability to enforce this policy in the future on customers whose influence within the pharmaceutical industry and resources are far greater than ours may prove to be difficult. Since we sell a majority of our products to the three largest distributors and no viable alternatives exist, we may be forced to change our current exchange policy to a credit memo return policy in which credit memoranda are issued for all returns currently subject to the exchange policy. In the event this occurred, the negative financial impact on our revenues, operations and cash position would be substantial in the near term.

     In response to dissatisfaction with our exchange policy expressed by our three largest customers, during the quarter ended June 30, 2004 we implemented a transition plan for expired product returns from the current exchange policy to a credit memo policy for the return of expired product within six months beyond the expiration date. Expired product returned from production lots released prior to June 1, 2004, will continue to be subject to the exchange policy. Expired product returned from lots released after May 31, 2004 will be subject to a credit memo policy in which a credit memo will be issued for the original purchase price of the returned product.

     Should this transition plan to a credit memo policy for returns not be adhered to and we are forced to issue credit memoranda for all returns currently subject to the exchange policy, an allowance for returns (credit memoranda) would be necessary and would be recorded with an offset to net product sales at the time of the policy change. A change in our business policy to a return for credit memoranda basis would have a significant negative financial impact at the time of the change. The impact of such a change would be to reduce net product sales by the amount of the estimated future credit memoranda to be issued offset by a reduction in cost of product sales for the elimination of the allowance for product replacement.

     In December 2002, we noted that certain of our customers were not complying with our expired product exchange policy. These customers were deducting from amounts owed to us the full price of expired Acthar they planned to return to us. While we reached an agreement with these customers to pay these short-remittances (“returns receivable”) upon their receipt of replacement product for the Acthar that expired in November 2002 and May 2003, customers have continued to deduct from amounts owed to us the full price of expired Acthar they return to us. Additionally, certain customers received an administration fee from us for the expired product that was exchanged. Certain of our customers continued to short-remit for expired product returns in 2003 and 2004. As of June 30, 2004, the returns receivable amount is $356,000. A majority of returns of expired product, which in turn has created this returns receivable, have been replaced in accordance with our exchange policy, and we are in the process of seeking reimbursement. The next batch of Acthar expires in December 2004, the next batch of Ethamolin expires in December 2004 and the next Nascobal batch expires in February 2005. We expect that our customers will continue to short remit us in the future as these batches and future batches expire and our customers seek to return expired product. Should our customers not reimburse us for the returns receivable upon shipment of replacement product, the negative impact on our cash and operations would be substantial.

     Due to the short shelf life of Acthar (18 months), significant quantities could expire at the wholesale or pharmacy level, which could then be returned for replacement product under our product exchange policy, or credit memos under our credit memo policy. We are actively monitoring inventory levels at the wholesalers and have implemented a plan designed to minimize the amount of returns of expired product, however there can be no assurance that our actions will be effective in reducing the return of expired product or minimizing the negative impact on receivables and future sales. Such shipment of replacement product may displace future sales.

     See the Critical Accounting Policies section in the Management Discussion and Analysis of Financial Condition for further discussion of our exchange and credit memo policies.

If we lose the services of certain key personnel or are unable to hire skilled personnel in the future, our business will be harmed.

     We are highly dependent on the services of our Senior Vice President of Finance and Administration and Chief Financial Officer, Mr. Timothy E. Morris, and our Vice President of Sales and Marketing, Mr. R. Jerald Beers. On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and Chief Executive Officer. Mr. Casamento will continue to act as a consultant to the Company under a part-time consulting arrangement. The Board of Directors is working to identify a successor. If the Board is unsuccessful in hiring a successor to the position of President and Chief Executive Officer, or if a successor cannot be hired in a timely manner, our business could be harmed. In the interim, Mr. Morris and Mr. Beers will form an Office of the President to guide the Company under the Board of Directors’ continuing oversight. If we were to lose Mr. Morris or Mr. Beers as employees, our business could be harmed.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

     Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the American Stock Exchange, have recently issued new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

     In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations for fiscal years ending on or after July 15, 2005 regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment will require the commitment of significant financial and managerial resources. Although management believes that ongoing efforts to assess our internal control over financial reporting will enable management to provide the required report, and our independent auditors to provide the required attestation, under Section 404, we can give no assurance that such efforts will be completed on a timely and successful basis to enable our management and independent auditors to provide the required report and attestation in order to comply with SEC rules effective for us.

     Moreover, because the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk at June 30, 2004 has not changed materially from December 31, 2003, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Principal Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 annual meeting of shareholders on May 17, 2004. The following matters received the votes at the meeting as set forth below:

1.	Election of Directors to hold office until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Neal C. Bradsher	51,933,285	1,073,010
Charles J. Casamento	51,473,579	1,532,716
Jon S. Saxe	51,902,362	1,103,933
Roger G. Stoll	51,950,515	1,055,780
Virgil D. Thompson	51,912,585	1,093,710
Howard D. Palefsky	59,758,904
Albert Hansen	59,758,904

2.	Approval of the Company’s 2004 Non-Employee Directors’ Equity Incentive Plan which provides for 1,250,000 shares of Common Stock to be authorized for formula grants of non-qualified stock options to non-employee directors of the Company.

For	17,889,927

Against	15,127,457

Abstain	4,781,288

3.	Ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	55,873,743

Against	391,460

Abstain	60,741

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.31	Amendment dated June 25, 2004 to the Employment Agreement between the Company and Charles J. Casamento.

10.32	Amendment dated July 20, 2004 to the Employment Agreement between the Company and Charles J. Casamento.

10.33	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

(b)	Reports on Form 8-K

     On April 29, 2004, we furnished on Form 8-K, under Item 12, our press release of our results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: August 12, 2004	By:	/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Principal Executive Officer

Exhibit Index

10.31	Amendment dated June 25, 2004 to the Employment Agreement between the Company and Charles J. Casamento.

10.32	Amendment dated July 20, 2004 to the Employment Agreement between the Company and Charles J. Casamento.

10.33	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.