Form 10-Q
period 2004-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2004-11-08
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     At November 1, 2004 there were 51,167,803 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,744	$3,220
Short-term investments	999	—
Accounts receivable, net of allowances for doubtful accounts of $25 and $60 at September 30, 2004 and December 31, 2003, respectively	1,767	2,161
Inventories, net	1,551	1,050
Prepaid expenses and other current assets	619	873

Total current assets	12,680	7,304
Property and equipment, net	664	609
Purchased technology, net	12,997	13,709
Goodwill and other indefinite lived intangible assets	479	479
Deposits and other assets	817	828

Total assets	$27,637	$22,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,679	$1,402
Accrued compensation	991	358
Other accrued liabilities	1,503	1,052
Short-term debt and capital lease obligation	264	140
Convertible debentures (face amount of $4,000), net of deemed discount of $227 at September 30, 2004	3,773	—

Total current liabilities	8,210	2,952
Convertible debentures (face amount of $4,000), net of deemed discount of $598 at December 31, 2003	—	3,402
Long-term debt and capital lease obligation	2,184	—
Other non-current liabilities	947	916
Commitments and contingencies
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at September 30, 2004 and December 31, 2003 (aggregate liquidation preference of $10,000 at September 30, 2004 and December 31, 2003)	5,081	5,081
Shareholders’ equity:
Preferred stock, no par value, 8,400 and 9,100 Series B shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively, net of issuance costs (aggregate liquidation preference of $8,400 and $9,100 at September 30, 2004 and December 31, 2003, respectively)	7,578	8,278
Common stock, no par value, 105,000,000 shares authorized; 51,167,803 and 45,387,802 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	88,414	85,232
Deferred compensation	(11)	(17)
Accumulated deficit	(84,766)	(82,915)

Total shareholders’ equity	11,215	10,578

Total liabilities and shareholders’ equity	$27,637	$22,929

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$3,869	$3,943	$13,107	$9,185
Technology and grant revenue	—	24	—	308

Total revenues	3,869	3,967	13,107	9,493
Operating costs and expenses:
Cost of product sales	843	796	2,660	2,620
Selling, general and administrative	3,415	2,630	8,958	7,950
Research and development	522	590	1,521	1,912
Depreciation and amortization	306	441	905	822

Total operating costs and expenses	5,086	4,457	14,044	13,304

Loss from operations	(1,217)	(490)	(937)	(3,811)
Non-cash amortization of deemed discount on convertible debentures	(130)	(130)	(392)	(391)
Interest expense, net	(94)	(18)	(234)	(32)
Other income (expense), net	5	5	8	(75)
Rental income, net	70	57	212	194

Net loss	(1,366)	(576)	(1,343)	(4,115)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	—	1,394
Dividends on Series B Preferred Stock	168	200	508	567

Net loss applicable to common shareholders	$(1,534)	$(776)	$(1,851)	$(6,076)

Basic and diluted net loss per share applicable to common shareholders	$(0.03)	$(0.02)	$(0.04)	$(0.15)

Shares used in computing basic and diluted net loss per share applicable to common shareholders	51,111	44,275	50,736	40,987

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,343)	$(4,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	22	40
Amortization of deemed discount on convertible debentures	392	391
Amortization of deferred compensation	5	44
Depreciation and amortization	905	822
Other-than-temporary loss on investment	—	51
Deferred rent expense	31	29
Loss on the sale of investments	—	14
Loss on the sale of equipment, net	—	9
Changes in operating assets and liabilities:
Accounts receivable	394	(554)
Inventories	(501)	(631)
Prepaid expenses and other current assets	259	366
Accounts payable	277	(205)
Accrued compensation	633	(275)
Other accrued liabilities	451	(147)
Other non-current liabilities	—	67

Net cash flows provided by (used in) operating activities	1,525	(4,094)

INVESTING ACTIVITIES
Purchase of property and equipment	(205)	(307)
Purchase of short-term investments	(999)	(3,029)
Proceeds from maturities and sales of short-term investments	—	1,818
Acquisition of purchased technology	—	(12,113)
Proceeds from sale of property and equipment	1	23
(Increase) decrease in other assets	(10)	2

Net cash flows used in investing activities	(1,213)	(13,606)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	2,452	5,058
Issuance of Series B preferred stock and warrants, net of issuance costs	—	9,404
Short-term borrowings	569	465
Long-term borrowings	2,147	—
Repayment of short-term and long-term debt	(452)	(532)
Payment of Series B preferred stock dividends	(504)	(567)

Net cash flows provided by financing activities	4,212	13,828

Increase (decrease) in cash and cash equivalents	4,524	(3,872)
Cash and cash equivalents at beginning of period	3,220	6,156

Cash and cash equivalents at end of period	$7,744	$2,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$283	$250

Amount payable relating to product acquisition	$—	$2,183

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$704	$—

Equipment acquired under capital lease	$44	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED SEPTEMBER 30, 2004 FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through a U.S. direct sales force and international distributors. The Company focuses on the treatment of gastroenterological disorders and central nervous system (“CNS”) diseases which are served by a limited group of physicians such as gastroenterologists, neurologists and bariatric surgeons. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s existing products and can be acquired at a reasonable valuation relative to our cost of capital. The Company currently markets five products in the U.S.: Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; HP Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. The Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. in June 2003 and began distributing Nascobal in July 2003. The Company markets Nascobal for patients with Crohn’s Disease and MS, or who have undergone gastric bypass surgery, since these patients are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system.

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

     The following table illustrates the effect on net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders as reported	$(1,534)	$(776)	$(1,851)	$(6,076)
Add: Stock-based employee compensation expense included in reported net loss	1	37	8	51
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(168)	(343)	(510)	(1,010)
Add: Adjustment to stock-based employee compensation due to forfeitures of unvested options, primarily related to CEO resignation	359	—	359	—

Net loss applicable to common stockholders, pro forma	$(1,342)	$(1,082)	$(1,994)	$(7,035)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(0.03)	$(0.02)	$(0.04)	$(0.15)

Pro forma	$(0.03)	$(0.02)	$(0.04)	$(0.17)

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

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. As proposed, the Company would be required to implement the standard in the third quarter of 2005 and the cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on the date of implementation, July 1, 2005. The proposed FAS 123R addresses the accounting for stock options issued to employees, and would eliminate the ability to account for employee stock options using the intrinsic value method currently used by the Company. Instead, the proposed FAS 123R would require that these options be accounted for using a fair-value based method, and the Company would be required to recognize an expense for stock options issued to employees and also for employees’ participation in the Company’s stock purchase plan. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

     The Company records estimated sales reserves against product revenues for government chargebacks, Medicaid rebates, payment discounts and product returns for credit memoranda based on historical chargebacks, rebates, discounts and product returns, as required. The Company’s policy of issuing credit memoranda for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within six months beyond the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable.

     The Company’s exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within six months beyond the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales. Returns are subject to inspection prior to acceptance. The Company records reserves for expected product exchanges and credit memoranda based upon historical return rates by product, analysis of return merchandise authorizations, returns received, and other factors such as shelf life. The Company routinely assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its reserves as appropriate. For Glofil and VSL#3 the Company accepts no returns for expired product.

     Reserves for government chargebacks, Medicaid rebates, product exchanges and product returns for credit memoranda were $1,091,000 and $582,000 at September 30, 2004 and December 31, 2003, respectively, and are included in Other Accrued Liabilities. The reserves at September 30, 2004 include $505,000 for estimated product returns for credit memoranda on product lots of Acthar and Nascobal released and shipped after May 31, 2004. The Company sells product to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sells directly to consumers. The Company does not require collateral from its customers.

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

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $8,743,000 and $3,220,000 at September 30, 2004 and December 31, 2003, respectively. All cash equivalents are in money market funds and commercial paper. All short-term investments are in commercial paper. The fair value of the funds approximated cost.

     In 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $14,000 related to its equity investment in Rigel Pharmaceuticals, Inc. (“Rigel”). These amounts are included in Other Income (Expense) in the accompanying Consolidated Statement of Operations. The Company liquidated its investment in Rigel common stock in the second quarter of fiscal year 2003.

5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$390	$534
Work in process	782	197
Finished goods	560	660
Less allowance for excess and obsolete inventories	(181)	(341)

	$1,551	$1,050

6. PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS

     Goodwill and assembled workforce no longer subject to amortization amounted to $479,000 at September 30, 2004 and December 31, 2003. The Company performed an impairment test of goodwill and assembled workforce as of December 31, 2003, which did not result in an impairment charge. The Company will continue to monitor the carrying value of goodwill and assembled workforce through the annual impairment tests or more frequently if indicators of potential impairment exist. As of September 30, 2004, no indicators of potential impairment existed. No such impairment losses have been recorded to date.

     Purchased technology at September 30, 2004 includes $14.2 million related to the Nascobal acquisition. The Nascobal purchased technology is being amortized over its estimated life of 15 years. Accumulated amortization for the Nascobal purchased technology is $1,226,000 as of September 30, 2004.

7. SECURED PROMISSORY NOTE

     On July 31, 2004, the Company issued a $2.2 million secured promissory note to Defiante Farmaceutica LdA, a Portuguese corporation and a wholly-owned subsidiary of Sigma-Tau Finanziaria SpA (“Sigma-Tau”). Sigma-Tau beneficially owned approximately 28% of the Company’s outstanding stock as of September 30, 2004. The interest rate on the note is 9.83% per annum.

Repayment of the note consists of interest only for the first twelve months, with monthly principal and interest payments thereafter through August 2008.

     The Company intends to use a majority of the proceeds from the note to fund the $2 million milestone payment to be made to Nastech Pharmaceutical Company, Inc. upon approval of the New Drug Application (“NDA”) for the spray formulation of Nascobal. The NDA for the spray formulation was submitted in December 2003. We are aware that the FDA issued an “approvable” letter to Nastech for the nasal spray NDA on October 28, 2004. There were no FDA requirements for Nastech to conduct additional work related to manufacturing, preclinical or clinical studies. Remaining items to be completed for product approval include an FDA inspection of the Vitamin B-12 raw material manufacturing facility (scheduled for November 15, 2004) and finalization of the product labeling. Hence the NDA could be approved by the end of the fourth quarter of 2004. The note will be secured by the Nascobal intellectual property including the NDA for the spray formulation when it is approved. The Company purchased the world-wide rights to Nascobal, including the rights to the spray formulation from Nastech Pharmaceutical Company in June 2003.

8. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES

     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

9. NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

     Basic and diluted net loss per share applicable to common shareholders is based on net loss applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately as, due to the Company’s net loss position, it is anti-dilutive. Had the Company been at a net income position at September 30, 2004, shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding 7,980,519 stock options to purchase common shares, 11,080,492 convertible preferred shares, 2,531,644 common shares issuable upon conversion of debentures, placement unit options for 127,679 common shares and 4,539,407 warrants to purchase common shares.

10. EQUITY TRANSACTIONS

     In January 2004 the Company entered into agreements with some of its existing investors and issued 4,878,201 shares of common stock in exchange for $2,399,050 in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The Company’s offer to issue common stock for cash and the surrender of warrants was made to all warrant holders. The warrants retired represented approximately 46% of the Company’s warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000 which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of the Company’s common stock in December 2003 for the five trading days prior to the agreement to the terms of the transaction. Sigma-Tau, a related party, participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants with a fair value of $53,000 to purchase common stock.

     In January 2004, shares of the Company’s Series B Preferred Stock with a stated value of $600,000 plus accrued dividends of $2,000 were converted into 640,147 shares of common stock. In March 2004, shares of the Company’s Series B Preferred Stock with a stated value of $100,000 plus accrued dividends of $1,600 were converted into 107,995 shares of common stock.

11. 2004 DIRECTORS’ STOCK OPTION PLAN

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

12. SERIES B CONVERTIBLE PREFERRED STOCK

     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. Net of issuance costs, the proceeds to the Company were $9.4 million. Of the original $10 million stated value, Series B Convertible Preferred Stock having a stated value of $1.6 million has been converted into common stock through September 30, 2004.

     The holders of the Series B Convertible Preferred Stock have the right, upon the occurrence of certain designated optional redemption events, to require the Company to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million as of September 30, 2004), together with all accrued and unpaid dividends and interest. The redemption events are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company has elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur.

     The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. The warrants issued to the Series B holders were assigned a value of $1,527,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3%; an expiration date of January 15, 2007; volatility of 82% and a dividend yield of 0%. In connection with the issuance of the Series B Preferred Stock and warrants, the Company recorded $1,301,000 related to the beneficial conversion feature on the Series B Preferred Stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B Preferred Stock was less than the fair value of the Common Stock on the commitment date. For the nine months ended September 30, 2003, the deemed dividend increased the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.

13. RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc. (“VSL”), a private company owned in part by the major shareholders of Sigma-Tau. The promotion agreement expires in January 2005. In June 2002, the Company signed an amendment to the promotion agreement. Effective January 1, 2004, the promotion agreement and all amendments were assigned by VSL to Sigma-Tau Pharmaceuticals, Inc. Under these agreements, the Company has agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and has also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense, subject to certain expense reimbursements. Revenues from sales of VSL#3 are recognized when product is shipped to the customer. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ending September 30, 2004 was $372,000 and is included in Net Product Sales. Included in Accounts Payable is $202,000 for amounts owed to Sigma-

Tau Pharmaceuticals at September 30, 2004. An access fee to Sigma-Tau Pharmaceuticals is calculated quarterly, which varies based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended September 30, 2004, the amount of the access fee was $72,000 and is included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2004 and 2003, the Company paid $672,000 and $358,000, respectively, to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees.

     Upon the hiring of Reinhard Koenig, MD, PhD, as Vice President, Medical Affairs in February 2004, the Company issued to Dr. Koenig a Promissory Note for $40,000 at an interest rate of prime plus 1% per annum. The principal and interest will be forgiven on February 8, 2005 provided that Dr. Koenig continues as a full-time employee through that date. In May 2004, Dr. Koenig was appointed an officer of the Company. For accounting purposes, the loan is being amortized over the one year service period.

14. COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	($000’s)		($000’s)
Net loss	$(1,366)	$(576)	$(1,343)	$(4,115)
Change in unrealized gains on available-for-sale securities	—	—	—	42

Comprehensive loss	$(1,366)	$(576)	$(1,343)	$(4,073)

15. CHIEF EXECUTIVE OFFICER RESIGNATION

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by the Company and Mr. Casamento, and consistent with certain terms of his employment agreement, the Company (i) will continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) paid the prorated portion of his 2004 annual bonus potential in the amount of $136,294 in August 2004, and (iii) extended the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento expired on November 3, 2004. Although certain payments will be paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for the Company, other than part-time consulting services. A charge of approximately $920,000 was recorded in the third quarter of 2004 to recognize the cost of the separation arrangement, including the payroll and bonus, and other associated costs and is included in Selling, general and administrative in the Condensed Consolidated Statements of Operations. The stock compensation expense related to the extension of the option exercise period will be insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003, including Item 1 “Business of Questcor,” “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

     We are a specialty pharmaceutical company that acquires, markets and sells brand name prescription drugs through our U.S. direct sales force and international distributors. We focus on the treatment of gastroenterological disorders and central nervous system (“CNS”) diseases which are served by a limited group of physicians such as gastroenterologists, neurologists and bariatric surgeons. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement our existing products and can be acquired at a reasonable valuation relative to our cost of capital. We currently market five products in the United States:

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

     In June 2003 we acquired Nascobal, an FDA approved nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceutical Company, Inc. (“Nastech”) for $14.2 million. We also agreed to acquire the rights to Nascobal nasal spray, an alternative dosage form, for which there will be two contingent payments to Nastech of $2 million each. Upon approval by the FDA of an NDA filed by Nastech for Nascobal nasal spray, Nastech is obligated to transfer the NDA to us, and we are obligated to pay $2 million to Nastech. On July 31, 2004, we issued a $2.2 million secured promissory note to Defiante Farmaceutica LdA, a wholly-owned subsidiary of Sigma-Tau. We intend to use a majority of the proceeds from the note to make the $2 million payment to Nastech upon the approval and subsequent transfer of the NDA covering the spray formulation which may be as early as the fourth quarter of 2004. We are aware that the FDA issued an “approvable” letter to Nastech for the nasal spray NDA on October 28, 2004. There were no FDA requirements for Nastech to conduct additional work related to manufacturing, preclinical or clinical studies. Remaining items to be completed for product approval include an FDA inspection of the Vitamin B-12 raw material manufacturing facility (scheduled for November 15, 2004) and finalization of the product labeling. Upon subsequent issuance of a patent for the nasal spray, we are obligated to pay an additional $2 million to Nastech. We began distributing Nascobal in July 2003. We are marketing Nascobal for patients with Crohn’s Disease and MS, and patients who are at high risk of developing severe deficiencies of Vitamin B-12 due to a compromised ability to absorb Vitamin B-12 through the gastrointestinal system. We are also marketing Nascobal for patients who have undergone gastric bypass surgery, have inflammatory bowel disease, or other conditions that lead to a malabsorbtive state.

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

     We have incurred an accumulated deficit of $84.8 million at September 30, 2004. At September 30, 2004, we had $8.7 million in cash, cash equivalents and short-term investments. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products and the resulting shipment of replacement product under our exchange policy, future credit memoranda to be issued under our credit memoranda policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses including the Acthar site transfer costs and various market research and marketing planning expenses, the acquisition of marketed products, the establishment of strategic alliances and corporate partnering arrangements and the receipt of milestone payments.

Critical Accounting Policies

     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product returns, sales reserves, bad debts, inventories and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Product Returns, Rebates and Sales Reserves

     We have estimated reserves for product returns from wholesalers, hospitals and pharmacies, government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates to all states for goods purchased by patients covered by Medicaid, and cash discounts for prompt payment. We estimate our reserves by utilizing historical information for existing products and data obtained from external sources. For new products, we estimate our reserves for product returns, government chargebacks and rebates on specific terms for product returns, chargebacks and rebates, and our experience with similar products.

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

     Our exchange policy is not commonplace in the pharmaceutical industry. The standard policy in the industry is to issue credit memoranda in exchange for expired product that is returned. In response to dissatisfaction with our exchange policy expressed by our three largest customers, we implemented a plan applicable to all customers during the second quarter of 2004 to transition from the exchange policy to a credit memoranda policy for the return of expired product within six months beyond the expiration date. Expired product returned from production lots released prior to June 1, 2004 continues to be subject to the product exchange policy. Expired product returned from lots released after May 31, 2004 are subject to a credit memoranda policy in which a credit memoranda will be issued for the original purchase price of the returned product.

     We commenced shipping a new lot of Acthar in June 2004 and a new lot of Nascobal in July 2004, which are subject to the credit memoranda policy. A reserve for the sales value of estimated returns on shipments of Acthar and Nascobal product lots released and shipped after May 31, 2004 has been recorded as a liability in the amount of $505,000 as of September 30, 2004 with a corresponding reduction in gross product sales. This reserve reflects an estimate of future credit memoranda to be issued for Acthar and Nascobal, applied to the quantity of product shipped from lots subject to the credit memoranda policy. The reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product subject to credit memoranda, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory, and (iii) changes in demand measured by prescriptions and other data as provided by an independent third party source and our internal estimates. A new lot of Ethamolin is not expected to be released until late 2005, at which time a reserve for credit memoranda will be estimated and recorded as a reduction of gross product sales based upon the quantity of product shipped. This will reduce the future amount recorded as net product sales.

     A transition period will extend through 2006 between the existing exchange policy, applicable to product lots released prior to June 1, 2004, and the new credit memoranda policy, applicable to product lots released after May 31, 2004. The exchange policy will continue through the return period (six months after expiration) for all product lots released prior to June 1, 2004. These return periods end as follows: Acthar, June 2005; Nascobal, May 2006; Ethamolin, October 2006. Reserves for the estimated costs of exchanges will be recorded on future sales of Ethamolin subject to the exchange policy. The credit memoranda policy commenced with the actual release of product lots of Acthar in June 2004 and Nascobal in July 2004, and will apply to the actual release of an Ethamolin lot currently planned for late 2005. Planned releases of products are subject to change. Reserves for the estimated credit memoranda applicable to future returns related to sales from these product lots will be recorded as shipments occur, and will reduce gross product sales. Until the transition from our product exchange policy to a credit memoranda policy for expired product is complete in 2006, both the replacement policy and the credit memoranda policy will be in effect at the same time, which will result in lower revenues than historically experienced due to the additional impact of displacement of future sales from the exchange policy and reduction of gross product sales for the reserves under the credit memoranda policy.

     If our transition to a credit memoranda policy for returns is not adhered to, our options may be limited. We could either not sell our products to our customers or we could be forced to issue credit memoranda for all returns currently subject to the exchange policy. If we are forced to issue credit memoranda for all returns currently subject to the exchange policy, a reserve for returns (credit memoranda) would be necessary and would be recorded with an offset to gross product sales at the time of the policy change. The reserve would be based on an estimate of the future credit memoranda to be issued based upon historical return rates by product, applied to the quantity of product sold that has not yet expired. In the event this occurred, the negative impact on our revenues, operations and cash position would be substantial in the near term. Further, if such a policy change were made, the currently recorded reserve for product exchanges would be eliminated resulting in a reduction of cost of product sales.

     Certain customers have deducted the full price of expired product which they planned to return from the amounts owed to us (“returns receivable”). We reached an agreement with these customers to accept replacement product and pay the amounts previously deducted in return for an administration fee, however it remains their standard practice to deduct from payments to us the sales value of expired product that they have requested authorization to return. As of September 30, 2004, our returns receivable is $119,000, primarily due to return materials authorization requests for expired product from Acthar lots that expired in May 2003 and January 2004 and Ethamolin lots that expired in October 2003, January 2004 and February 2004. Customers have indicated that they will reimburse us for these deductions upon the replacement of expired units in accordance with our exchange policy; however, in our experience the timing of such reimbursements is slower than the collection of our normal trade receivables. As of September 30, 2004, replacement units have been shipped with respect to approximately 66% of the amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible, and we would need to increase our allowance for bad debts.

     In estimating Medicaid rebates, we match the actual rebates to the quantity of product sold by pharmacies on a product-by-product basis to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to the sales to which the rebates apply to arrive at the rebate expense (reserve) for the period. In particular, we consider allowable prices by Medicaid. In estimating government chargeback reserves, we analyze actual chargeback amounts by product and apply historical chargeback rates to sales to which chargebacks apply.

We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly.

     For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

     If actual product returns, government chargebacks, Medicaid rebates and cash discounts are greater than our estimates, or if our customers fail to adhere to our exchange or credit memoranda policy, additional reserves may be required. To date, actual amounts have been consistent with our estimates.

Inventories

     We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze on a product-by-product basis (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-offs may be required in the future.

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

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003:

Total Revenues

	Three Months Ended
	September 30,			%
	2004	2003	(Decrease)	Change
	(in $000’s)
Net product sales	$3,869	$3,943	$(74)	(2%)
Technology and grant revenue	—	24	(24)	—

Total revenues	$3,869	$3,967	$(98)	(2%)

     Total revenues for the quarter ended September 30, 2004 decreased $98,000, or 2%, from the quarter ended September 30, 2003 due primarily to reserves against revenues relating to our new credit memoranda policy for expired product initiated in the second quarter of 2004.

     Net product sales for the quarter ended September 30, 2004 decreased by $74,000, or 2%, from the quarter ended September 30, 2003. The decrease in net product sales is primarily the result of reserves recorded under our credit memoranda policy initiated in late second quarter of 2004, which lowered overall net sales. During the quarter ended September 30, 2004, net product sales of Acthar and Nascobal were reduced by $395,000 for reserves for credit memoranda under the credit memoranda policy for returns. Net product sales of Nascobal, which was introduced in July 2003, were $1,136,000 and $924,000 in the quarters ended September 30, 2004 and 2003, respectively. Nascobal net product sales in the third quarter 2003 were impacted by one of our three major customers not purchasing any significant quantities of Nascobal due to their inventory levels at the time of our acquisition of that product. Nascobal net product sales in the third quarter 2004 decreased from the previous quarter, partially the result of declines in wholesaler inventory following an inventory build-up in the previous quarter. Net product sales of Acthar and Ethamolin decreased as compared to the third quarter of 2003. Net product sales of Acthar represented the largest percentage of our total net product sales for the quarter ended September 30, 2004. Acthar inventory at the wholesale level has declined as compared to the beginning of 2004. VSL #3 net product sales were higher in the third quarter of 2004 as compared to the same period in 2003.

     Our product exchange policy for expired product remains in effect for lots released prior to June 1, 2004. Pursuant to our exchange policy, during the quarter ended September 30, 2004, we replaced vials of Acthar at no cost for certain returned product from Acthar batches that expired in May 2003 and January 2004, having a sales value of approximately $153,000, and Ethamolin that expired in October 2003, January 2004 and February 2004, having a sales value of approximately $30,000. Subsequent to September 30, 2004, we will continue to replace Acthar and Ethamolin returned from these expired lots. The replacement of product subsequent to September 30, 2004 for product that has expired and future expiring product may displace future quarter sales. The full extent of this displacement is not ascertainable at this time as it is subject to market conditions and customer behavior not within our control. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales. Under our exchange policy, as of September 30, 2004, customers have requested the replacement of expired Acthar and Ethamolin with a sales value of approximately $582,000 which we have not yet replaced. We intend to replace this expired product in the fourth quarter of 2004 and the first quarter of 2005. These replacements will likely displace future sales.

     We review the amount of inventory at the wholesale level in order to help assess the demand for Acthar, Ethamolin and Nascobal. We expect quarterly fluctuations in the net sales of all of our products due to the timing of shipments, changes in wholesaler inventory levels, expiration dates of products sold, the timing of replacement units shipped under our exchange policy, the impact of reserves provided for under our credit memo policy and the reallocation of promotional efforts for each product.

     We did not recognize any technology, contract research, grant and royalty revenue for the quarter ended September 30, 2004, as compared to the $24,000 we recognized in the third quarter of 2003 from reimbursements under our Small Business Innovation Research grant related to our GERI compound research projects. The grant ended in July 2003.

Cost of Product Sales

     Cost of product sales for the quarter ended September 30, 2004 increased $47,000, or 6%, to $843,000 from $796,000 for the quarter ended September 30, 2003. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess/obsolete inventory. The increase in cost of product sales is primarily due to increases in costs of product stability testing and higher distribution costs, offset by decreased replacement costs as a result of the transition to our new credit memoranda policy. During the second quarter of 2004, one of our largest customers began charging a fee for distribution services provided to us. Another major customer has informed us that they intend to implement a similar fee for distribution services in the fourth quarter of 2004. Cost of product sales as a percentage of net product sales increased to 22% for the quarter ended September 30, 2004 from 20% for the quarter ended September 30, 2003. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar.

Selling, General and Administrative

	Three Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$3,415	$2,630	$785	30%

Percentage of total revenue	88%	66%

     Selling, general and administrative expenses for the quarter ended September 30, 2004 increased $785,000 from the quarter ended September 30, 2003, primarily due to severance and related expenses associated with the resignation of our CEO. Increased access fees to Sigma-Tau Pharmaceuticals due to higher VSL#3 net product sales and higher expenses for Board of Director fees caused by an increase in meetings associated with the resignation of our CEO, were partially offset by lower bad debt expense, as compared to the same period in 2003. Selling, general and administrative expenses were 88% of revenue for the quarter ended September 30, 2004 as compared to 66% for the quarter ended September 30, 2003.

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by us and Mr. Casamento, and consistent with certain terms of his employment agreement, we (i) will continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) paid the prorated portion of his 2004 annual bonus potential in the amount of $136,294 in August 2004, and (iii) extended the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento expired on November 3, 2004. Although certain payments will be paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for us, other than part-time consulting services. A charge of approximately $920,000 was recorded in the third quarter of 2004 to recognize the cost of the separation arrangement including the payroll and bonus, and other associated costs. The stock compensation expense related to the extension of the option exercise period will be insignificant.

Research and Development

     Research and development expenses for the quarter ended September 30, 2004 were $522,000 as compared to $590,000 for the quarter ended September 30, 2003. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. The quarter ended September 30, 2004 includes increased regulatory fees related to Nascobal, which we introduced in July 2003, and higher Acthar site transfer costs as compared to the same period in 2003. Higher research and development expenses in the third quarter of 2003 resulted from closure costs incurred when we ceased use of our Carlsbad distribution facility and recorded charges associated with the closure.

     Research and development expenses for the quarter ended September 30, 2004 include approximately $157,000 related to the manufacturing site transfer of Acthar, as compared to approximately $114,000 for the quarter ended September 30, 2003. These amounts include costs associated with the Acthar bulk manufacturing site transfer and the transfer of the potency assay to a new contract laboratory. We expect site transfer costs in the remainder of 2004 to approximate costs incurred in the third quarter of 2004. In fiscal year 2003, a third party contract laboratory performed tests in attempts to validate the transfer of the potency assay. As of September 30, 2003, this laboratory had been unsuccessful in validating the assay in order to complete the transfer. Based in part on the results of these tests, we were not able to complete the transfer of the assay to a new contract laboratory during 2003. In the fourth quarter of 2003, we temporarily suspended the testing and instead completed a review of the results achieved to date. In the first quarter of 2004, we performed assays evaluating the variables involved that may have affected the validation of the assay. Beginning in the second quarter of 2004, we resumed the testing necessary to transfer the potency assay to a new contract laboratory. However, recent results have not yet met the transfer criteria and we are evaluating the next steps that will be undertaken. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter ended September 30, 2004 decreased to $306,000 from $441,000 for the quarter ended September 30, 2003. This decrease was due primarily to certain assets becoming fully amortized in late fiscal year 2003. Amortization in the third quarter of 2004 relates to the purchased technology associated with the Nascobal product acquisition (for $14.2 million) in June 2003. The Nascobal purchased technology is being amortized over 15 years. Upon payment of $2 million to Nastech for approval of the NDA for Nascobal nasal spray, which is expected to occur in the fourth quarter 2004, we will commence amortization of this cost over 15 years.

Other Income and Expense Items

	Three Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(130)	$(130)	$—	—
Interest income	24	64	(40)	(63)%
Interest expense	(118)	(82)	36	44%
Other income	5	5	—	—
Rental income, net	70	57	13	23%

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended September 30, 2004 was $130,000, which was consistent with the quarter ended September 30, 2003. The convertible debentures were issued in March 2002.

     Interest income for the quarter ended September 30, 2004 decreased by $40,000 from the quarter ended September 30, 2003. The decrease was due in part to interest earned in the third quarter of 2003 on a financing lease of equipment. Interest expense for the quarter ended September 30, 2004 increased by $36,000 from the quarter ended September 30, 2003. Interest expense consists primarily of interest on our convertible debentures and on the $2.2 million promissory note we issued to Sigma-Tau in July 2004.

     Rental income, net, for the quarter ended September 30, 2004 increased by $13,000 from the quarter ended September 30, 2003. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. In August 2004, the sublessee of the Hayward facility failed to make timely payment. The sublessee has since made payment, however, there can be no assurance that the sublessee will make timely payments in the future. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property through November 2012.

Series B Preferred Stock Dividends

     Preferred Stock dividends of $168,000 and $200,000 for the quarters ended September 30, 2004 and 2003, respectively, represent the 8% cash dividends paid to our Series B Preferred Stockholders. These dividends are required to be paid by us in cash quarterly. The Series B Preferred Stock was issued in January 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

Total Revenues

	Nine Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
		(in $000’s)
Net product sales	$13,107	$9,185	$3,922	43%
Technology and grant revenue	—	308	(308)	—

Total revenues	$13,107	$9,493	$3,614	38%

     Total revenues for the nine months ended September 30, 2004 increased $3,614,000, or 38%, from the nine months ended September 30, 2003, due to increases in net product sales.

     Net product sales for the nine months ended September 30, 2004 increased by $3,922,000, or 43%, from the nine months ended September 30, 2003. The increase in net product sales is primarily the result of revenue from sales of Nascobal, which was introduced in July 2003, and increases in sales of VSL #3 and Ethamolin offset by a decrease in sales of Acthar. In addition, net product sales for the first nine months of 2004 included $325,000 of shipments to wholesalers in January 2004 for orders received in December 2003.

     Nascobal inventory at the wholesale level has increased since the beginning of 2004. Wholesaler inventories declined slightly in the third quarter following this inventory buildup in previous quarters. To the extent that inventory levels are too high, future net product sales may be adversely affected. During the nine months ended September 30, 2004 gross product sales of Nascobal were reduced by the reserve for credit memoranda under our new credit memoranda policy.

     The increase in net product sales in the nine months ended September 30, 2004 over the same period in 2003 also reflects higher net product sales of VSL #3 and Ethamolin. The increase in net product sales of Ethamolin in the first nine months of 2004 over the first nine months of 2003 was partially the result of lower shipments in the first quarter of 2003 resulting from the impact of the advanced buying by wholesalers of Ethamolin in mid-2002 after we pre-announced a price increase. During the nine months ended September 30, 2004, we replaced units of Ethamolin at no cost having a sales value of approximately $198,000 under our exchange policy.

     Inventory of Acthar at the wholesale level has declined as compared to the beginning of 2004. Revenues from the sale of Acthar declined in part due to the reductions in inventory at the wholesale level during the nine months ended September 30, 2004. Based on internal estimates and information provided by our major customers, inventory levels of Acthar declined by more than one month of demand from inventory levels at the beginning of 2004, as major customers purchased less than their reported sales. During the nine months ended September 30, 2004, we replaced vials of Acthar at no cost having a sales value of approximately $873,000 under our exchange policy. In addition, during the nine months ended September 30, 2004 gross product sales of Acthar were reduced by the reserve for credit memoranda under our new credit memoranda policy.

     We expect quarterly fluctuations in the net sales of all of our products due to the timing of shipments, changes in wholesaler inventory levels, expiration dates of products sold, the timing of replacement units shipped under our exchange policy, the impact of reserves provided for under our credit memo policy and the reallocation of promotional efforts for each product.

     We did not recognize any technology revenue for the nine months ended September 30, 2004. We recognized $250,000 in technology revenue for the nine months ended September 30, 2003 from our License Agreement with Fabre-Kramer.

     We did not recognize any grant revenue for the nine months ended September 30, 2004, as compared to the $58,000 we recognized in the first nine months of 2003 from reimbursements under our Small Business Innovation Research grant related to our GERI compound research projects. The grant was terminated in July 2003.

Cost of Product Sales

     Cost of product sales for the nine months ended September 30, 2004 increased $40,000 to $2,660,000 from $2,620,000 for the nine months ended September 30, 2003. The increase was primarily due to increased material and distribution costs related to higher product sales and the new distribution agreement with one of our major distributors, and increases in costs of product stability testing. These increases were partially offset by decreases in the provision for inventory obsolescence, lower royalties, and decreased replacements costs due to the transition to our new credit memoranda policy. Cost of product sales as a percentage of net product sales decreased to 20% for the nine months ended September 30, 2004 from 28% for same period in 2003. The decrease in the percentage of cost of product sales as compared to net product sales results from changes in the mix of products sold and decreases in our allowance for inventory obsolescence. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies.

Selling, General and Administrative

	Nine Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$8,958	$7,950	$1,008	13%

Percentage of total revenue	68%	84%

     Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $1,008,000, or 13%, from the nine months ended September 30, 2003, primarily due to severance and related expenses associated with the resignation of our CEO in August 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 68% for the nine months ended September 30, 2004 compared to 84% for the nine months ended September 30, 2003, largely due to the increase in total revenues. In the third quarter of 2004, we recorded a charge of approximately $920,000 for severance and related costs associated with the resignation of our CEO in August 2004. Increased spending on sales and marketing, increased access fees to Sigma-Tau Pharmaceuticals due to higher net product sales of VSL#3 and higher costs for Board of Director fees associated with the resignation of our CEO, partially offset lower legal and investor relations expenses.

Research and Development

     Research and development expenses for the nine months ended September 30, 2004 were $1,521,000 as compared to $1,912,000 for the nine months ended September 30, 2003. In the third quarter of 2003 we ceased use of our distribution facility and recorded a charge related to the remaining lease payments. Lower Acthar site transfer costs for the nine months ended September 30, 2004 as compared to the same period in 2003 were offset by regulatory fees related to Nascobal, which we introduced in July 2003.

     Research and development expenses for the nine months ended September 30, 2004 include approximately $391,000 related to the manufacturing site transfer of Acthar, as compared to approximately $670,000 for the nine months ended September 30, 2003. These amounts for site transfer include costs associated with the Acthar bulk manufacturing site transfer and the transfer of the potency assay to a new contract laboratory.

Depreciation and Amortization

     Depreciation and amortization expense for the nine months ended September 30, 2004 increased to $905,000 from $822,000 for the nine months ended September 30, 2003. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition (for $14.2 million) in June 2003, partially offset by certain assets becoming fully amortized in late fiscal 2003.

Other Income and Expense Items

	Nine Months Ended
	September 30,		Increase	%
	2004	2003	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(392)	$(391)	$1	—
Interest income	48	219	(171)	(78)%
Interest expense	(282)	(251)	31	12%
Other income	8	—	8	—
Other expense	—	(75)	(75)	—
Rental income, net	212	194	18	9%

     Non-cash amortization of deemed discount on convertible debentures for the nine months ended September 30, 2004 was $392,000, which was consistent with the nine months ended September 30, 2003. The convertible debentures were issued in March 2002.

     Interest income for the nine months ended September 30, 2004 decreased by $171,000 from the nine months ended September 30, 2003. The decrease was primarily due to lower cash balances during the first nine months of 2004 and interest earned in the first nine months of 2003 on a financing lease of equipment. Interest expense for the nine months ended September 30, 2004 increased by $31,000 from the nine months ended September 30, 2003. Interest expense consists primarily of interest on our convertible debentures and on the $2.2 million promissory note we issued to Sigma-Tau in July 2004.

     Other expense for the nine months ended September 30, 2004 decreased by $75,000 from the nine months ended September 30, 2003. The expense in the first nine months of fiscal year 2003 was primarily due to the other-than-temporary loss of $51,000 and realized losses of $14,000 related to our investment in the common stock of Rigel Pharmaceuticals. We liquidated our investment in Rigel common stock in the second quarter of fiscal year 2003.

     Rental income, net, for the nine months ended September 30, 2004 increased $18,000 from the nine months ended September 30, 2003. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property through November 2012.

Series B Preferred Stock Dividends

     Preferred Stock dividends of $508,000 and $567,000 for the nine months ended September 30, 2004 and 2003, respectively, represent the 8% cash dividends paid to our Series B Preferred Stockholders. These dividends are required to be paid by us in cash quarterly. The Series B Preferred Stock was issued in January 2003.

     Non-cash deemed dividends of $1,394,000 at September 30, 2003 are related to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature was recorded because the effective conversion price of the Series B Preferred Stock was less than the fair value of our common stock on the commitment date.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities. Through September 30, 2004, we have raised total net proceeds of $63.1 million. We have also funded our activities to date to a lesser extent through product sales.

     At September 30, 2004, we had cash, cash equivalents and short-term investments of $8,743,000 compared to $3,220,000 at December 31, 2003. At September 30, 2004, our working capital was $4,470,000 compared to $4,352,000 at December 31, 2003. The increase in our working capital was principally due to proceeds of $2.2 million received from a secured promissory note issued in July 2004, net proceeds of $2.4 million received in our private placement in January 2004 and funds provided by operations, partially offset by the reclassification of $3,773,000 of convertible debentures to current liabilities during the first quarter of 2004. The convertible debentures, with a face value of $4 million, mature and become due and payable in March 2005.

     Prior to March 31, 2005, we may have to make cash payments totaling $4 million, which include $2 million payable at maturity on the convertible debenture held by a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica LdA (“Defiante”), and a $2 million contingent payment to Nastech relating to our agreement to acquire rights to the new Nascobal nasal spray, an alternative dosage form of Nascobal. Additionally, another $2 million contingent payment may be due to Nastech if and when a United States patent issues, based upon Nastech's patent filings, that covers any nasal formulation that treats any indication in the approved NDA.

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

     In connection with our acquisition of Nascobal, we also agreed to acquire the rights to Nascobal nasal spray, an alternative dosage form of Vitamin B-12, for which there will be two contingent payments to Nastech of $2 million each. Upon approval by the FDA of an NDA filed by Nastech for Nascobal nasal spray, Nastech is obligated to transfer the NDA to us, and we are obligated to pay $2 million to Nastech. Upon subsequent issuance of a United States patent including claims for a nasal spray that treats any indication in the approved NDA, we are obligated to pay an additional $2 million to Nastech. An NDA for the intranasal spray was filed by Nastech with the FDA in December 2003. The target date for FDA’s review and action on this NDA application was ten months from the date of submission, or October 29, 2004. We are now aware that the FDA issued an “approvable” letter to Nastech for the nasal spray NDA on October 28, 2004. There were no FDA requirements for Nastech to conduct additional work related to manufacturing, preclinical or clinical studies. Remaining items to be completed for product approval include an FDA inspection of the Vitamin B-12 raw material manufacturing facility (scheduled for November 15, 2004) and finalization of the product labeling. Hence the NDA could be approved by the end of the fourth quarter of 2004. The United States patent applications for the Nascobal nasal spray have been filed by Nastech.

     On July 31, 2004, we issued a $2.2 million secured promissory note to Defiante. We intend to use a majority of the proceeds from the note to fund the $2 million payment to be made to Nastech upon approval of the NDA for the Nascobal spray. The note will be secured by the Nascobal intellectual property including the NDA for the spray formulation when it is approved. The note, bearing interest at 9.83% per annum, requires interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008.

     We may have substantial cash outlays for the Acthar site transfer. We incurred approximately $400,000 of expenses during the nine months ended September 30, 2004 related to the Acthar site transfer. The site transfer process is not complete and may require substantial cash outlays for the work performed, capital expenditures and inventory, prior to the transfer being complete.

     It is currently our customers’ standard practice to deduct from payments to us the amount of the sales value of expired product, or returns receivable, that they have requested for return. The returns receivable amounted to $119,000 at September 30, 2004. Customers have indicated that they will reimburse us for these deductions upon the replacement of units in accordance with our exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of September 30, 2004, replacement units have been shipped relating to approximately 66% of amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our exchange policy, the amounts deducted by them for returns may not be collectible.

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by us and Mr. Casamento, and consistent with certain terms of his employment agreement, we (i) will continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) paid the prorated portion of his 2004 annual bonus potential in the amount of $136,294 in August 2004, and (iii) extended the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento expired on November 3, 2004.

Although certain payments are being paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for us, other than part-time consulting services. Approximately $920,000 was recorded in the third quarter of 2004 to recognize the cost of the separation arrangement including the payroll and bonus, and other associated costs.

     In June 2004, we implemented a transition plan for expired product returns from a product exchange policy to a credit memoranda policy. Under the credit memoranda policy, a credit memorandum will be issued for the original purchase price of the returned product, for expired product returned from lots released after May 31, 2004. We expect that cash flow will be negatively impacted when future credit memoranda are issued for expired product returned from lots subject to our credit memoranda policy.

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

     Under California General Corporation Law, in order to pay dividends or other distributions a company must meet certain financial tests relating to profits or working capital and net assets. Based upon internally prepared cash forecasts we may be prohibited from paying the Series B Preferred Stock quarterly dividend payable as of December 31, 2004, as the working capital financial test may not be met. In the event of non-payment of the quarterly dividend the Series B shareholders are entitled to an “additional dividend” of 6% which would accrue until the quarterly and the “additional dividend” are paid. Based upon the current Series B Preferred Stock outstanding at September 30, 2004 the “additional dividend” would be $126,000 per quarter. We have approached the holders of the Series B Preferred Stock regarding obtaining a waiver of the “additional dividend” among other requirements, however, it is unknown whether a waiver can be obtained or under what terms the waiver could be obtained.

     The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. To date, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 has been converted into 1,724,912 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million at September 30, 2004), together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants expire in January 2007. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.

     Based on our internal forecasts and projections, we believe that our cash on hand at September 30, 2004, the net cash flows generated from operations, and the proceeds from the $2.2 million note issued to Defiante in July 2004, will be sufficient to fund operations through at least September 30, 2005, assuming that we are able to restructure or extend the terms of the convertible debenture held by Defiante and that the second contingent payment to Nastech upon issuance of a patent for the nasal spray occurs subsequent to September 30, 2005, or unless a substantial portion of our cash is used for product acquisition or our revenues are less than we expect.

     Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; timing of payments to Nastech relating to the nasal spray formulation of Nascobal; the results of our attempt to restructure or extend the terms of the convertible debenture held by Defiante; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and successful completion of the Acthar site transfer; payment of dividends and compliance to prevent additional dividend events; any expansion or acceleration of our development programs or optional redemption events, and other factors.

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

RISK FACTORS

The following risk factor supplements the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. You should carefully consider the following risk factor as well as those contained our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.

The Company is operating without a full-time Chief Executive Officer. If we lose the services of certain key personnel or are unable to hire skilled personnel in the future, our business will be harmed.

     On August 5, 2004, Mr. Charles J. Casamento resigned as Chairman, President and Chief Executive Officer. Mr. Casamento will continue to act as a consultant to the Company under a part-time consulting arrangement. Mr. Timothy Morris has announced his intention to resign as Senior Vice President of Finance and Administration and Chief Financial Officer effective November 9, 2004. On November 1, 2004 the Board of Directors named Albert Hansen as Chairman and Acting CEO. The Board of Directors is working to identify successors and the Search Committee has made progress in identifying candidates. If the Board is unsuccessful in hiring successors to these positions, or if successors cannot be hired in a timely manner, our business could be harmed. We are highly dependent on the services of our Chairman and Acting CEO, Albert Hansen and Vice President of Sales and Marketing, Mr. R. Jerald Beers. If we were to lose Mr. Hansen or Mr. Beers as employees, our business could be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk at September 30, 2004 has not changed materially from December 31, 2003, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, effective November 9, 2004, the Company will operate without a Chief Financial Officer. Al Hansen, Chairman and Acting Chief Executive Officer will be operating in a part-time capacity. Significant effort is under way to recruit a Chief Executive Officer. The absence of a CFO and the impact of a part-time CEO may have a material effect on our internal controls over financial reporting. During the fourth quarter 2004, the Company will re-assess and modify the internal controls to compensate for these changes in personnel.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.34	Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica LdA.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

(b) Reports on Form 8-K

     On August 6, 2004, we furnished on Form 8-K, under Item 12, our press release of our results for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: November 8, 2004	By:	/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Principal Executive Officer

	By:	/s/ R. JERALD BEERS
R. Jerald Beers
Office of the President Vice President of Sales and Marketing and Principal Executive Officer

Exhibit Index

10.34	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica LdA.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.