Form 10-Q
period 2005-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2005-05-16
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     At May 9, 2005 there were 52,676,234 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,231	$8,729
Accounts receivable, net of allowances for doubtful accounts of $88 and $40 at March 31, 2005 and December 31, 2004, respectively	2,217	2,349
Inventories	1,641	1,769
Prepaid expenses and other current assets	882	839

Total current assets	12,971	13,686
Property and equipment, net	570	614
Purchased technology, net	14,504	12,758
Goodwill and other indefinite-lived intangible assets	299	299
Deposits and other assets	726	816

Total assets	$29,070	$28,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865	$1,103
Accrued compensation	956	974
Sales-related reserves	2,357	1,683
Other accrued liabilities	944	598
Short-term debt and current portion of long-term debt and capital lease obligation	548	349
Convertible debentures (face amount of $4,000), net of deemed discount of $103 at December 31, 2004	4,000	3,897

Total current liabilities	9,670	8,604
Long-term debt and long-term portion of capital lease obligation	1,854	2,021
Other non-current liabilities	863	886
Commitments and contingencies
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at March 31, 2005 and December 31, 2004 (aggregate liquidation preference of $10,000 at March 31, 2005 and December 31, 2004)	5,081	5,081
Shareholders’ equity:
Preferred stock, no par value, 8,400 Series B shares issued and outstanding at March 31, 2005 and December 31, 2004, net of issuance costs (aggregate liquidation preference of $8,400 at March 31, 2005 and December 31, 2004)	7,578	7,578
Common stock, no par value, 105,000,000 shares authorized; 51,306,984 and 51,216,488 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	88,555	88,436
Deferred compensation	(9)	(10)
Accumulated deficit	(84,522)	(84,423)

Total shareholders’ equity	11,602	11,581

Total liabilities and shareholders’ equity	$29,070	$28,173

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Net product sales	$4,498	$5,148
Operating costs and expenses:
Cost of product sales	748	856
Selling, general and administrative	2,618	3,028
Research and development	499	578
Depreciation and amortization	311	298

Total operating costs and expenses	4,176	4,760

Income from operations	322	388
Non-cash amortization of deemed discount on convertible debentures	(108)	(131)
Interest income	35	11
Interest expense	(139)	(83)
Other income, net	—	3
Rental income, net	43	82

Net income	153	270
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	84	—
Dividends on Series B Preferred Stock	168	172

Net income (loss) applicable to common shareholders	$(99)	$98

Basic and diluted net income (loss) per share applicable to common shareholders	$0.00	$0.00

Shares used in computing basic and diluted net income (loss) per share applicable to common shareholders	51,216	50,032

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$153	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	—	10
Amortization of deemed discount on convertible debentures	108	131
Amortization of deferred compensation	1	2
Depreciation and amortization	311	298
Deferred rent expense	(23)	10
Changes in operating assets and liabilities:
Accounts receivable	132	185
Inventories	128	33
Prepaid expenses and other current assets	(43)	(67)
Accounts payable	(238)	54
Accrued compensation	(18)	(46)
Sales-related reserves	674	7
Other accrued liabilities	178	(31)

Net cash flows provided by operating activities	1,363	856

INVESTING ACTIVITIES
Purchase of property and equipment	(14)	(173)
Acquisition of purchased technology	(2,000)	—
Proceeds from sale of property and equipment	1	—
Decrease in other assets	85	1

Net cash flows used in investing activities	(1,928)	(172)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	35	2,409
Short-term borrowings	191	211
Repayment of short-term and long-term debt	(159)	(183)
Payment of Series B preferred stock dividends	—	(168)

Net cash flows provided by financing activities	67	2,269

Increase (decrease) in cash and cash equivalents	(498)	2,953
Cash and cash equivalents at beginning of period	8,729	3,220

Cash and cash equivalents at end of period	$8,231	$6,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$58	$83

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$84	$—

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$—	$704

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED MARCH 31, 2005 FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that currently focuses on developing and commercializing novel therapeutics for the treatment of neurological disorders. The Company focuses on the treatment of diseases and disorders of the central nervous system (“CNS”) which are served by a limited group of physicians such as neurologists. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired at a reasonable valuation relative to the Company’s cost of capital. In addition, through corporate collaborations, the Company intends to develop new medications focused on its target markets. The Company currently markets four products in the United States: H.P. Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. The Company’s agreement to promote and sell VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function, expired in January 2005.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 31, 2005 with the Securities and Exchange Commission. The accompanying balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. STOCK-BASED COMPENSATION

     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.

     The following table illustrates the effect on net income (loss) per share applicable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income (loss) applicable to common shareholders as reported	$(99)	$98
Add: Stock-based employee compensation expense included in reported net income (loss)	1	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(121)	(145)

Net loss applicable to common shareholders, pro forma	$(219)	$(42)

Basic and diluted net income (loss) per share applicable to common shareholders:
As reported	$0.00	$0.00

Pro forma	$0.00	$0.00

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. SFAS No. 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date, to awards that are unvested as of the effective date, and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original SFAS No. 123 will apply this revised statement. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the requirements of SFAS No. 123R and will adopt this statement at the effective date. The Company expects that the adoption of this statement may have a material effect on its financial statements.

3. REVENUE RECOGNITION

     Revenues from product sales of Acthar, Nascobal, Ethamolin and Glofil-125 are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts, and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided the title to the product transfers at the point of receipt by the customer. If the title to the product transfers at the point of shipment, revenue is recognized upon shipment of the product.

     The Company records estimated sales reserves against product revenues for government chargebacks, Medicaid rebates, payment discounts and product returns for credit memoranda based on historical chargebacks, rebates, discounts and product returns. The Company’s policy of issuing credit memoranda for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within a six-month period after the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable.

     The Company’s product exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within a six-month period after the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales.

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

     Reserves for government chargebacks, Medicaid rebates, product exchanges and product returns for credit memoranda were $2,357,000 and $1,683,000 at March 31, 2005 and December 31, 2004, respectively, and are classified as Sales-Related Reserves in the Consolidated Balance Sheets. The reserves at March 31, 2005 include $1,656,000 for estimated product returns for credit memoranda on product lots of Acthar and Nascobal released and shipped after May 31, 2004.

     The Company sells product to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sold directly to consumers. The Company does not require collateral from its customers.

4. CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash and cash equivalents of $8,231,000 and $8,729,000 at March 31, 2005 and December 31, 2004, respectively. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.

5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$1,254	$1,239
Work in process	—	228
Finished goods	470	409
Less allowance for excess and obsolete inventories	(83)	(107)

	$1,641	$1,769

6. PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS

     Goodwill no longer subject to amortization amounted to $299,000 at March 31, 2005 and December 31, 2004. The Company performed an impairment test of goodwill (including assembled workforce) during the quarter ended December 31, 2004, which resulted in an impairment charge of $180,000 related to the assembled workforce. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment tests or more frequently if indicators of potential impairment exist. As of March 31, 2005, no indicators of potential impairment existed.

     Purchased technology at March 31, 2005 includes $14.2 million related to the Nascobal acquisition and $2.0 million related to the transfer of the New Drug Application (“NDA”) for the Nascobal nasal spray from Nastech Pharmaceutical Company Inc. (‘Nastech”). The Nascobal purchased technology is being amortized over its estimated life of 15 years. Accumulated amortization for the Nascobal purchased technology is $1,719,000 as of March 31, 2005.

     As part of the Nascobal acquisition, the Company acquired rights to Nascobal nasal spray, an improved dosage form, for which an NDA was filed by Nastech with the Food and Drug Administration (“FDA”) at the end of 2003. Under the terms of the Agreement, subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company was required to make a $2.0 million payment for the transfer of the NDA from Nastech to the Company. In February 2005, the NDA for Nascobal spray was approved by the FDA, and the Company paid the required $2.0 million to Nastech.

7. CONVERTIBLE DEBENTURES

     In March 2002, the Company issued $4.0 million of 8% convertible debentures to SF Capital Partners Ltd. (“SFCP”), and Defiante Farmaceutica Lda (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanziaria SpA (“Sigma-Tau”), a significant shareholder and affiliate of the Company. Sigma-Tau beneficially owned approximately 26% of the Company’s outstanding common stock as of March 31, 2005. The Company paid interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures were convertible into 2,531,644 shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications).

     On March 8, 2005, the Company and Defiante entered into an amendment to the Convertible Debenture issued by the Company in favor of Defiante, extending the maturity date to April 15, 2005. On March 10, 2005, the Company and SFCP entered into an amendment to the Convertible Debenture issued by the Company in favor of SFCP, extending the maturity date to April 15, 2005 and amending certain of the terms of the Company’s option to repay the SFCP Debenture in shares of common stock at the maturity date.

     On April 15, 2005, the Company redeemed both convertible debentures in full in cash totaling $4.0 million, plus accrued interest to April 15, 2005.

8. SECURED PROMISSORY NOTE

     In July 2004, the Company issued a $2.2 million secured promissory note to Defiante. The interest rate on the note is 9.83% per annum. Repayment of the note consists of interest only for the first twelve months, with monthly principal and interest payments thereafter through August 2008. The note is secured by the Nascobal intellectual property including the NDA for the spray formulation. The Company purchased the world-wide rights to Nascobal, including the rights to the spray formulation from Nastech in June 2003.

9. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES

     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

10. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

     Basic and diluted net income (loss) per share applicable to common shareholders is based on net income (loss) applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately for the period ended March 31, 2005 as, due to the Company’s net loss position, it is anti-dilutive. Had the Company reported net income for the period ended at March 31, 2005, shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding options to purchase 6,722,568 common shares, 11,080,492 convertible preferred shares, 2,531,644 common shares issuable upon conversion of debentures (such debentures have since been redeemed in full), placement unit options for 127,679 common shares and warrants to purchase 4,539,407 common shares. Diluted net income per share applicable to common shareholders has not been presented separately for the period ended March 31, 2004 as basic net income per share is $0.00.

11. SERIES B CONVERTIBLE PREFERRED STOCK

     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. Net of issuance costs, the proceeds to the Company were $9.4 million. Of the original $10 million stated value, Series B Convertible Preferred Stock having a stated value of $1.6 million has been converted into common stock, resulting in a stated value of $8.4 million for Series B Convertible Preferred Stock as of March 31, 2005.

     According to the terms of the private placement agreement, each holder of Series B Convertible Preferred Stock is entitled to a quarterly dividend at an initial rate of 8% per year, which rate will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined in the Company’s Certificate of Determination of Series B Preferred Stock (the “Certificate of Determination”), of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate will increase by an additional 6% per year.

     The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of Common Stock at an exercise price of $0.9412, as adjusted by agreement dated June 13, 2003, per share, subject to certain anti-dilution adjustments. The expiration date of the warrants was January 15, 2007. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.

     On March 29, 2005, the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company entered into a Series B Preferred Shareholder Agreement and Waiver. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by the Company to them in a private placement of shares of the Company’s common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of the Company’s common stock held by the holders was extended for one year, until January 15, 2008.

     As a result of the extension of the warrant expiration date, the Company revalued the warrants issued to the Series B Preferred Stockholders, resulting in an incremental value of $84,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3.9%; an expiration date of January 15, 2008; volatility of 59% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the three months ended March 31, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.

12. RELATED PARTY TRANSACTIONS

     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., and its successor, Sigma-Tau Pharmaceuticals Inc. (“Sigma-Tau Pharmaceuticals”), a private company owned in part by the major shareholders of Sigma-Tau. The promotion agreement expired in January 2005, in accordance with its terms. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product directly to customers at its cost and expense, subject to certain expense reimbursements. The Company does not accept returns of VSL#3. VSL#3 revenue for the quarter ended March 31, 2005 was minimal, as the agreement expired in January 2005, and is included in Net Product Sales. Included in Accounts Payable is $203,000 for amounts owed to Sigma-Tau Pharmaceuticals at March 31, 2005. An access fee to Sigma-Tau Pharmaceuticals was calculated quarterly, which varied based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the quarter ended March 31, 2005, the amount of the access fee was $35,000 and is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. During the three months ended March 31, 2005 and 2004, the Company paid $0 and $240,000, respectively, to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees.

     Upon the hiring of Reinhard Koenig, MD, PhD, as Vice President, Medical Affairs in February 2004, the Company issued to Dr. Koenig a Promissory Note for $50,000 at an interest rate of prime plus 1% per annum. The principal and interest was to be forgiven on

February 8, 2005 provided that Dr. Koenig continued as a full-time employee through that date. In May 2004, Dr. Koenig was appointed an officer of the Company. Dr. Koenig continued as a full-time employee through the specified date, and the principal and interest were forgiven in February 2005 in accordance with the terms of the note. For accounting purposes, the loan was amortized over the one year service period.

13. COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended
	March 31,
	2005	2004
	($000’s)
Net income	$153	$270
Change in unrealized gains on available-for-sale securities	—	—

Comprehensive income	$153	$270

14. SUBSEQUENT EVENTS

     On April 1, 2005, the Company issued 1,344,000 shares of common stock in a private placement to holders of its Series B Preferred Stock. The shares were issued in lieu of the quarterly cash dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, and had an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005 (See Note 11 — Series B Convertible Preferred Stock).

     On April 15, 2005 the Company redeemed in cash $4.0 million of 8% convertible debentures held by SF Capital Partners Ltd. and Defiante (See Note 7 — Convertible Debentures).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2004, including Item 1 “Business of Questcor,” “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

     We are a specialty pharmaceutical company that currently focuses on developing and commercializing novel therapeutics for the treatment of neurological disorders. We focus on the treatment of diseases and disorders of the central nervous system (“CNS”) which are served by a limited group of physicians such as neurologists. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement our therapeutic focus on neurology and can be acquired at a reasonable valuation relative to our cost of capital. We currently market four products in the United States:

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

     In January 2005, our agreement to promote and sell VSL#3 expired in accordance with its terms. The product will be promoted in the future by Sigma-Tau Pharmaceuticals, Inc.

     Our strategy, which we announced in April 2005, is to focus on developing and commercializing products that treat CNS diseases and disorders. As part of this strategy, we are initially focusing our promotional efforts on Acthar. We also intend to pursue the licensing and acquisition of products that are consistent with our focus on neurology. In addition, we intend to develop new products that have the potential to address significant unmet medical needs in the CNS field, using both our own intellectual property and intellectual property licensed from other companies.

     Consistent with our prior focus on sales and marketing, our spending on research and development activities to date is modest. Expenses incurred for the Acthar manufacturing site transfer and medical and regulatory affairs are classified as Research and Development Expenses in the accompanying unaudited Condensed Consolidated Statements of Operations. We expect our research and development spending to increase in the future as we implement our new strategy. We have entered into agreements with pharmaceutical and biotechnology companies to further the development of certain acquired technology. In June 2002, we signed a definitive License Agreement with Fabre Kramer Pharmaceuticals, Inc. (“Fabre-Kramer”), whereby we granted Fabre-Kramer exclusive worldwide rights to develop and commercialize HypnostatTM (intranasal triazolam for the treatment of insomnia) and PanistatTM (intranasal alprazolam for the treatment of panic disorders). We have a development agreement with Rigel Pharmaceuticals, Inc. of South San Francisco, California for our antiviral drug discovery program, and a development agreement with Dainippon Pharmaceuticals Co., Ltd. of Osaka, Japan for our antibacterial program.

     We have incurred an accumulated deficit of $84.5 million at March 31, 2005. At March 31, 2005, we had $8.2 million in cash and cash equivalents. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products and the resulting shipment of replacement product under our product exchange policy, future credit memoranda to be issued under our credit memoranda policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, and the establishment of strategic alliances and corporate partnering arrangements.

Critical Accounting Policies

     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to sales reserves, product returns, bad debts, inventories and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     We have a product exchange policy, effective for product lots released prior to June 1, 2004, in which we will ship replacement product for expired product returned to us within six months after expiration. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. In estimating returns for each product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil, which is not subject to our product return policy), and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. For Glofil, we accept no returns for expired product. We routinely assess our historical experience including customers’ compliance with our product exchange policy, and we adjust our reserves as appropriate.

     During the second quarter of 2004 we implemented a transition plan for expired product returns from the product exchange policy to a credit memoranda policy for the return of expired product within six months after the expiration date. Expired product returned from lots released after May 31, 2004 is subject to a credit memoranda policy in which a credit memoranda will be issued for the original purchase price of the returned product. A reserve for the sales value of estimated returns on shipments of Acthar and Nascobal product lots released and shipped after May 31, 2004 has been recorded as a liability in the amount of $1,656,000 as of March 31, 2005 with a corresponding reduction in gross product sales. This reserve reflects an estimate of future credit memoranda to be issued for Acthar and Nascobal, applied to the quantity of product shipped from lots subject to the credit memoranda policy. The reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product subject to credit memoranda, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory, and (iii) changes in demand measured by prescriptions and other data as provided by an independent third party source and our internal estimates. A new lot of Ethamolin is not expected to be released until late 2005, at which time a reserve for credit memoranda will be estimated and recorded as a reduction of gross product sales based upon the quantity of product shipped. This will reduce the future amount recorded as net product sales.

     A transition period will extend through 2006 between the existing product exchange policy, applicable to product lots released prior to June 1, 2004, and the new credit memoranda policy, applicable to product lots released after May 31, 2004. Return periods (six months after expiration) for product lots released prior to June 1, 2004 end as follows: Acthar, June 2005; Nascobal, May 2006; Ethamolin, October 2006. The credit memoranda policy commenced with the actual release of product lots of Acthar in June 2004 and Nascobal in July 2004, and will apply to the actual release of an Ethamolin lot currently planned for mid-2005. Planned releases of products are subject to change. Reserves for the estimated credit memoranda applicable to future returns related to sales from these product lots will be recorded as shipments occur, and will reduce gross product sales. Until the transition from our product exchange policy to a credit memoranda policy for expired product is complete in 2006, both the product exchange policy and the credit memoranda policy will be in effect at the same time, which will result in lower revenues than historically experienced due to the additional impact of displacement of future sales from the product exchange policy and reduction of gross product sales for the reserves under the credit memoranda policy.

     If we were to issue credit memoranda for all returns currently subject to the product exchange policy, the reserves for credit memoranda would be significantly increased, with an offset to gross product sales at the time of the policy change. The reserve would be based on an estimate of the future credit memoranda to be issued based upon historical return rates by product, applied to the quantity of product sold that has not yet expired. If such a policy change occurred, the negative impact on our revenues, operations and cash position would be substantial in the near term. Further, if such a policy change were made, the currently recorded reserve for product exchanges would be eliminated resulting in a reduction of cost of product sales.

     Certain customers have deducted the full price of expired product which they planned to return from the amounts owed to us (“returns receivable”). We reached an agreement with our three largest wholesalers to accept replacement product and pay the amounts previously deducted in return for an administration fee, however it remains their standard practice to deduct from payments to us the sales value of expired product that they have requested authorization to return. As of March 31, 2005, our returns receivable is $759,000, primarily due to return materials authorization requests for expired product from Acthar lots that expired in January and December 2004, and Ethamolin lots that expired in January and February 2005. Wholesalers have indicated that they will reimburse us for these deductions upon the replacement of expired units in accordance with our product exchange policy; however, in our experience the timing of such reimbursements is slower than the collection of our normal trade receivables. As of March 31, 2005, replacement units have been shipped with respect to approximately 18% of the amounts owing to us and we are seeking reimbursement from these wholesalers. As long as the wholesalers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should the wholesalers not comply with our product exchange policy, the amounts deducted by them for returns may not be collectible, and we would need to increase our allowance for bad debts.

     In estimating Medicaid rebates, we match the actual rebates to the quantity of product sold by pharmacies on a product-by-product basis to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to the sales to which the rebates apply to arrive at the estimated rebate reserve for the period. In particular, we consider allowable prices by Medicaid. In estimating government chargeback reserves, we analyze actual chargeback amounts by product and apply historical chargeback rates to sales to which chargebacks apply. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly.

     For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

     If actual product returns, government chargebacks, Medicaid rebates and cash discounts are greater than our estimates, or if the wholesalers fail to adhere to our product exchange or credit memoranda policy, additional reserves may be required. To date, actual amounts have been consistent with our estimates.

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

     We intend to control inventory levels of our products purchased by our customers. Customer inventories will be compared to both internal and external databases to determine adequate inventory levels. We will monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.

Intangible Assets

     We have intangible assets related to purchased technology and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS 144, we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS 142, we review goodwill and other intangible assets with no definitive lives for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including the intangible assets. If the fair value is greater than the carrying amount, then no impairment is indicated. As of March 31, 2005, no impairment has been indicated.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

Total Revenues

	Three Months Ended
	March 31,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Net product sales	$4,498	$5,148	$(650)	(13)%

     Total revenues for the quarter ended March 31, 2005, which consisted of net product sales only, decreased $650,000 or 13% from the quarter ended March 31, 2004. The decrease in total net product sales is primarily the result of reserves recorded under our credit memoranda policy initiated in the second quarter of 2004 and reserves for Medicaid rebates. Gross product sales were slightly higher in the quarter ended March 31, 2005 in comparison to the quarter ended March 31, 2004. During the quarter ended March 31, 2005, net product sales of Acthar and Nascobal were reduced by $603,000 for reserves for credit memoranda under the credit memoranda policy for returns. Net product sales of Acthar, which represented the largest percentage of our total net product sales for the quarter ended March 31, 2005, increased significantly as compared to the same period in 2004. The increase in Acthar net product sales was due to both increased unit sales and a price increase of 9.5% that went into effect January 3, 2005. The increase in Acthar net sales was offset by a decrease in Nascobal net product sales, as compared to the first quarter of 2004. The decrease in Nascobal sales was primarily a result of a reduction during the quarter of inventories held by our wholesaler customers, and partly a result of lower demand as compared to the same period in 2004. Net product sales of Ethamolin and Glofil were comparable to first quarter of 2004 net product sales. VSL#3 net product sales were minimal in the first quarter of 2005, as our promotion agreement with Sigma-Tau Pharmaceuticals expired in January 2005. First quarter 2005 net product sales do not include approximately $550,000 in orders for Acthar, Nascobal and Ethamolin which were received in March 2005 and shipped in early April 2005. We have adopted a practice of periodically evaluating wholesaler inventory balances, and postponing shipments, in order to minimize product returns, among other reasons. The revenue from these orders, net of applicable sales reserves, will be included in the second quarter of 2005 net product sales.

     Our product exchange policy for expired product remains in effect for lots released prior to June 1, 2004. Pursuant to our product exchange policy, during the quarter ended March 31, 2005, we replaced vials of Acthar at no cost for certain returned product from Acthar batches that expired in January and December 2004, having a gross sales value of approximately $215,000, and Ethamolin that expired in December 2004, and January and February 2005, having a gross sales value of approximately $39,000, calculated using the unit prices in effect at March 31, 2005. Subsequent to March 31, 2005, we will continue to replace Acthar and Ethamolin returned from these expired lots. The replacement of product subsequent to March 31, 2005 for product that has expired and future expiring product may displace future quarter sales. The full extent of this displacement is not ascertainable at this time as it is subject to market conditions and customer behavior not within our control. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales. Under our product exchange policy, as of March 31, 2005, customers have requested the replacement of expired Acthar and Ethamolin with a gross sales value of approximately $1,524,000 which we have not yet replaced. We intend to replace this expired product in the second and third quarter of 2005. These replacements will likely displace future sales.

     We review the amount of inventory at the wholesale level in order to help assess the demand for Acthar, Ethamolin and Nascobal. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in the net sales of all of our products due to the timing of shipments, changes in wholesaler inventory levels, expiration dates of products sold, the timing of replacement units shipped under our product exchange policy, the impact of reserves provided for under our credit memoranda policy and the reallocation of promotional efforts for each product.

Cost of Product Sales

     Cost of product sales for the quarter ended March 31, 2005 decreased $108,000, or 13%, to $748,000 from $856,000 for the quarter ended March 31, 2004. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess or obsolete inventory. The decrease in cost of product sales is primarily due to decreases in direct materials costs, the mix of products sold, and lower obsolescence expense resulting from decreases to the obsolescence allowance recorded in the first quarter of 2005. The decreases were partially offset by an increase in the return allowances, increases in royalties on Acthar and higher distribution expense resulting from fees for distribution services. During the second quarter of 2004, one of our largest wholesalers began charging a fee for distribution services provided to us. Another major wholesaler implemented a similar fee for distribution services in the fourth quarter of 2004. Cost of product sales as a percentage of net product sales was 17% for the quarter ended March 31, 2005 which was consistent with the quarter ended March 31, 2004. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar.

Selling, General and Administrative

	Three Months Ended
	March 31,		Increase/	%
	2005	2004	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$2,618	$3,028	$(410)	(14)%

Percentage of total revenue	58%	59%

     Selling, general and administrative expenses for the quarter ended March 31, 2005 decreased $410,000 from the quarter ended March 31, 2004, primarily due to decreased spending on sales and marketing, including market research and marketing programs, and lower salaries and related expenses resulting from executive personnel changes. The decreases were partially offset by severance expenses associated with the resignation of our former Vice President of Sales and Marketing and the realignment of the sales force in 2005. Selling, general and administrative expenses were 58% of revenue for the quarter ended March 31, 2005, which was consistent with the quarter ended March 31, 2004.

Research and Development

     Research and development expenses for the quarter ended March 31, 2005 were $499,000, a decrease of $79,000 as compared to $578,000 for the quarter ended March 31, 2004. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. The decrease as compared to the same period in 2004 was due primarily to decreased Acthar site transfer costs, offset by increased regulatory fees and patent-related legal fees.

     Research and development expenses for the quarter ended March 31, 2005 include approximately $6,000 related to the manufacturing site transfer of Acthar, as compared to approximately $181,000 for the quarter ended March 31, 2004. These amounts include costs associated with the Acthar bulk manufacturing site transfer and the transfer of the potency assay to a new contract laboratory. In 2003, we transferred the Acthar final fill and packaging process to our contract manufacturer, Chesapeake Biological Laboratories Inc. (“CBL”), and produced our first lot of Acthar finished vials. In 2004, we transferred the Acthar API manufacturing process to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. We also selected a new contract laboratory to perform three bioassays associated with the release of API and finished vials. Two of these bioassays have been successfully transferred to the contract laboratory, and we are awaiting FDA approval of these two transfers. We have experienced delays and cost overruns in the validation of the third assay, potency. In 2004, we conducted additional studies aimed at identifying critical differences in the way the potency assay is performed at the contract laboratory as compared with the previous laboratory. Some differences were identified and corrected, however results were still not acceptable. Work on this assay transfer is planned to restart by mid-2005. In the remainder of fiscal year 2005, the costs which we plan to incur related to the API manufacturing site transfer and the bioassay transfers are expected to be less than the costs incurred in 2004.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter ended March 31, 2005 increased to $311,000 from $298,000 for the quarter ended March 31, 2004. This increase was due primarily to the payment of $2.0 million to Nastech in February of 2005 upon the approval of the NDA for Nascobal nasal spray. The Nascobal purchased technology is being amortized over 15 years.

Other Income and Expense Items

	Three Months Ended
	March 31,		Increase/	%
	2005	2004	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(108)	$(131)	$(23)	(18)%
Interest income	35	11	24	218%
Interest expense	(139)	(83)	56	67%
Other income	—	3	(3)	(100)%
Rental income, net	43	82	(39)	(48)%

     Non-cash amortization of deemed discount on convertible debentures for the quarter ended March 31, 2005 decreased by $23,000 from the quarter ended March 31, 2004. The decrease was due to the deemed discount being fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. The convertible debentures were issued in March 2002. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.

     Interest income for the quarter ended March 31, 2005 increased by $24,000 from the quarter ended March 31, 2004. The increase was primarily due to higher cash balances during the first quarter of 2005. Interest expense for the quarter ended March 31, 2005 increased by $56,000 from the quarter ended March 31, 2004. Interest expense consists primarily of interest on our convertible debentures and on the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda (“Defiante”) in July 2004. The increase in the first quarter of 2005 was primarily due to interest on the $2.2 million promissory note.

     Rental income, net, for the quarter ended March 31, 2005 decreased by $39,000 from the quarter ended March 31, 2004. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property through November 2012.

Series B Preferred Stock Dividends

     Preferred Stock dividends of $168,000 and $172,000 for the quarters ended March 31, 2005 and 2004, respectively, represent the 8% dividends paid quarterly to our Series B Preferred Stockholders. The dividend for the quarters ended March 31, 2005 and March 31, 2004 were paid in common stock and cash, respectively. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.

Liquidity and Capital Resources

     We have funded our activities to date principally through various issuances of equity securities and debt. Through March 31, 2005, we have raised total net proceeds of $63.2 million. We have also funded our activities to date to a lesser extent through product sales.

     At March 31, 2005, we had cash and cash equivalents of $8,231,000 compared to $8,729,000 at December 31, 2004. At March 31, 2005, our working capital was $3,301,000 compared to $5,082,000 at December 31, 2004. The decrease in our working capital was principally due to the $2 million payment made to Nastech upon approval of the NDA for the Nascobal spray in February 2005.

     As of March 31, 2005, we had 8% convertible debentures with a face value of $4 million outstanding, $2 million issued to Defiante, and $2 million issued to SF Capital Partners Ltd. (“SFCP”), an institutional investor. Under the original terms of the debentures, we could redeem SFCP’s debenture at maturity for stock, subject to certain limitations, and we could redeem Defiante’s debenture for stock at maturity, provided the market price of our common stock at the time of redemption was greater than $1.50 per share (representing the five day average closing sale price of our common stock immediately prior to March 15, 2002). If the price of our common stock was not greater than $1.50 per share on March 15, 2005, we would have been required to pay $2 million in cash to Defiante to redeem the convertible debenture.

     The original maturity date of the debentures was March 15, 2005. On March 8, 2005, we entered into an amendment to the debenture with Defiante, extending the maturity date to April 15, 2005. On March 10, 2005, we entered into an amendment to the debenture with SFCP, extending the maturity date to April 15, 2005 and amending certain of the terms of our option to repay the SFCP debenture in shares of common stock at the maturity date. On April 15, 2005, we redeemed both convertible debentures in cash totaling $4 million, plus accrued interest.

     In connection with our acquisition of Nascobal, we also agreed to acquire the rights to Nascobal nasal spray, an alternative dosage form of Vitamin B-12, for which there are two contingent payments to Nastech of $2 million each. In February 2005, upon approval by the FDA of an NDA filed by Nastech in December 2003 for Nascobal nasal spray, Nastech was obligated to transfer the NDA to us, and we were obligated to pay $2 million to Nastech. We made the $2 million payment to Nastech in February 2005. Upon subsequent issuance of a United States patent including claims for a nasal spray that treats any indication in the approved NDA, we are obligated to pay an additional $2 million to Nastech. The United States patent applications for the Nascobal nasal spray have been filed by Nastech.

     In July 2004, we issued a $2.2 million secured promissory note to Defiante. The note is secured by the Nascobal intellectual property including the NDA for the spray formulation. The note, bearing interest at 9.83% per annum, requires interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008.

     It is currently our customers’ standard practice to deduct from payments to us the amount of the purchase price of expired product, or returns receivable, that they have requested to return. The returns receivable amounted to $759,000 at March 31, 2005. Customers have indicated that they will reimburse us for these deductions upon the replacement of units in accordance with our product exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of March 31, 2005, replacement units have been shipped relating to approximately 18% of amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our product exchange policy, the amounts deducted by them for returns may not be collectible.

     In August 2004, Mr. Charles J. Casamento resigned as Chairman, President and CEO of the Company. Under the separation agreement entered into by us and Mr. Casamento, and consistent with certain terms of his employment agreement, we (i) will continue to pay Mr. Casamento his regular monthly base salary of $38,208 for 18 months, (ii) paid the prorated portion of his 2004 annual bonus potential in the amount of $136,294 in August 2004, and (iii) extended the exercise period for 18 months of 129,251 stock options with an exercise price of $1.25 per share. All other stock options held by Mr. Casamento expired on November 3, 2004. Although certain payments are being paid on a monthly basis over the 18 months, Mr. Casamento will not be performing further services for us, other than part-time consulting services, if requested by the Company.

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

     On March 29, 2005, we entered into a Series B Preferred Shareholder Agreement and Waiver with all of the holders of the outstanding shares of our Series B Preferred Stock. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by us to them in a private placement of shares of our common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of our common stock held by the holders were extended for one year, until January 15, 2008. Accordingly, on April 1, 2005, we issued 1,344,000 shares of common stock in a private placement to holders of our Series B Convertible Preferred Stock.

     The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. To date, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 has been converted into 1,724,912 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million at March 31, 2005), together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In March 2005, the expiration date of the warrants was extended from January 2007 to January 2008. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.

     Based on our internal forecasts and projections, we believe that our cash on hand at March 31, 2005, and the net cash flows generated from operations will be sufficient to fund operations through at least March 31, 2006, unless a substantial portion of our cash is used for product acquisition or our revenues are significantly less than we expect.

     Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; the repositioning of our product portfolio; our ability to manage growth; timing of the payment to Nastech relating to the patent approvals for the nasal spray formulation of Nascobal; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and successful completion of the Acthar site transfer; payment of dividends and compliance to prevent additional dividend events; any expansion or acceleration of our development programs or optional redemption events, and other factors.

     If our revenues do not provide cash flows from operations in an amount sufficient to meet our obligations, or if we are unable to maintain compliance with certain covenants when applicable and thus avoid the payment of additional dividends of 6% to the holders of our Series B Convertible Preferred Stock, or we do not have sufficient funds to make the contingent payment, if, and when due to Nastech for the patent approvals of the new nasal spray form of Nascobal, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk at March 31, 2005 has not changed materially from December 31, 2004, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: May 16, 2005	By:	/s/ JAMES L. FARES
James L. Fares
President and Chief Executive Officer

By:	/s/ BARBARA J. MCKEE
Barbara J. McKee
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.