Form 10-Q
period 2005-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2005-08-12
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-14758
QUESTCOR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction	33-0476164 (I.R.S. Employer
of incorporation or organization)	Identification No.)
3260 Whipple Road
Union City, CA 94587-1217
(Address of Principal Executive Offices)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
     At August 8, 2005 there were 52,793,123 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,429	$8,729
Accounts receivable, net of allowances for doubtful accounts of $125 and $40 at June 30, 2005 and December 31, 2004, respectively	2,561	2,349
Inventories	1,900	1,769
Prepaid expenses and other current assets	907	839

Total current assets	9,797	13,686
Property and equipment, net	520	614
Purchased technology, net	14,231	12,758
Goodwill	299	299
Deposits and other assets	728	816

Total assets	$25,575	$28,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,103
Accrued compensation	727	974
Sales-related reserves	2,589	1,683
Other accrued liabilities	614	598
Short-term debt and current portion of long-term debt and capital lease obligation	619	349
Convertible debentures (face amount of $4,000), net of deemed discount of $103 at December 31, 2004	—	3,897

Total current liabilities	5,587	8,604
Long-term debt and long-term portion of capital lease obligation	1,683	2,021
Other non-current liabilities	884	886
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at June 30, 2005 and December 31, 2004 (aggregate liquidation preference of $10,000 at June 30, 2005 and December 31, 2004)	5,081	5,081
Shareholders’ equity:
Preferred stock, no par value, 8,400 Series B shares issued and outstanding at June 30, 2005 and December 31, 2004, net of issuance costs (aggregate liquidation preference of $8,400 at June 30, 2005 and December 31, 2004)	7,578	7,578
Common stock, no par value, 105,000,000 shares authorized; 52,759,547 and 51,216,488 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	89,280	88,436
Deferred compensation	(7)	(10)
Accumulated deficit	(84,511)	(84,423)

Total shareholders’ equity	12,340	11,581

Total liabilities and shareholders’ equity	$25,575	$28,173

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$4,290	$4,090	$8,788	$9,238
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	1,027	961	1,775	1,817
Selling, general and administrative	2,224	2,515	4,842	5,543
Research and development	562	421	1,061	999
Depreciation and amortization	323	301	634	599

Total operating costs and expenses	4,136	4,198	8,312	8,958

Income (loss) from operations	154	(108)	476	280
Non-cash amortization of deemed discount on convertible debentures	—	(131)	(108)	(262)
Interest income	23	13	58	24
Interest expense	(70)	(81)	(209)	(164)
Other income, net	1	—	1	3
Rental income, net	71	60	114	142

Net income (loss)	179	(247)	332	23
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	84	—
Dividends on Series B Preferred Stock	168	168	336	340

Net income (loss) applicable to common shareholders	$11	$(415)	$(88)	$(317)

Basic and diluted net income (loss) per share applicable to common shareholders	$0.00	$(0.01)	$0.00	$(0.01)

Shares used in computing basic and diluted net income (loss) per share applicable to common shareholders	52,660	51,060	51,942	50,546

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$332	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1	17
Amortization of deemed discount on convertible debentures	108	262
Amortization of deferred compensation	3	4
Depreciation and amortization	634	599
Deferred rent expense	(2)	17
Changes in operating assets and liabilities:
Accounts receivable	(212)	(17)
Inventories	(131)	60
Prepaid expenses and other current assets	268	299
Accounts payable	(65)	(356)
Accrued compensation	(247)	(111)
Sales-related reserves	906	137
Other accrued liabilities	16	(59)

Net cash flows provided by operating activities	1,611	875

INVESTING ACTIVITIES
Purchase of property and equipment	(14)	(195)
Acquisition of purchased technology	(2,000)	—
Proceeds from sale of property and equipment	1	—
(Increase) decrease in other assets	83	(11)

Net cash flows used in investing activities	(1,930)	(206)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	87	2,430
Short-term borrowings	191	211
Repayment of short-term and long-term debt	(259)	(295)
Redemption of convertible debentures	(4,000)	—
Payment of Series B preferred stock dividends	—	(336)

Net cash flows provided by (used in) financing activities	(3,981)	2,010

Increase (decrease) in cash and cash equivalents	(4,300)	2,679
Cash and cash equivalents at beginning of period	8,729	3,220

Cash and cash equivalents at end of period	$4,429	$5,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$209	$164

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$84	$—

Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$672	$—

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$—	$704

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED JUNE 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on developing and commercializing novel therapeutics for the treatment of neurological disorders. The Company focuses on the treatment of diseases and disorders of the central nervous system (“CNS”), which are served by a limited group of physicians such as neurologists. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired at a reasonable valuation relative to the Company’s cost of capital. In addition, through corporate collaborations, the Company intends to develop new medications focused on its target markets. The Company currently markets four products in the United States: H.P. Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. The Company’s agreement to promote and sell VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function, expired in January 2005.
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

     The following table illustrates the effect on net income (loss) per share applicable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders as reported	$11	$(415)	$(88)	$(317)
Add: Stock-based employee compensation expense included in reported net income (loss)	1	2	2	7
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(107)	(198)	(228)	(342)

Net loss applicable to common shareholders, pro forma	$(95)	$(611)	$(314)	$(652)

Basic and diluted net income (loss) per share applicable to common shareholders:
As reported	$0.00	$(0.01)	$0.00	$(0.01)

Pro forma	$0.00	$(0.01)	$(0.01)	$(0.01)

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
     The Company records estimated sales reserves against product revenues for government chargebacks, Medicaid rebates, payment discounts and product returns for credit memoranda. The Company’s policy of issuing credit memoranda for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within a six-month period after the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable.
     The Company’s product exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within a six-month period after the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales. Returns are subject to inspection prior to acceptance. For Glofil and VSL#3 the Company accepts no returns for expired product.
     The Company records estimated sales reserves for expected product exchanges and credit memoranda based upon historical return rates by product, analysis of return merchandise authorizations, returns received, sales patterns, current inventory on hand at wholesalers, changes in prescription demand, and other factors such as shelf life. The Company records estimated sales reserves for Medicaid rebates and government chargebacks by analyzing historical rebate and chargeback percentages, allowable Medicaid prices, and other factors, as required. Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. The Company routinely assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its reserves as appropriate.
     Reserves for government chargebacks, Medicaid rebates, product exchanges and product returns for credit memoranda were $2,589,000 and $1,683,000 at June 30, 2005 and December 31, 2004, respectively, and are classified as Sales-Related Reserves in the Consolidated Balance Sheets. The reserves at June 30, 2005 include $1,885,000 for estimated product returns for credit memoranda on product lots of Acthar and Nascobal released and shipped after May 31, 2004.
     The Company sells product to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sold directly to consumers. The Company does not require collateral from its customers.
4. CASH AND CASH EQUIVALENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash and cash equivalents of $4,429,000 and $8,729,000 at June 30, 2005 and December 31, 2004, respectively. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$1,160	$1,239
Work in process	523	228
Finished goods	297	409
Less allowance for excess and obsolete inventories	(80)	(107)

	$1,900	$1,769

6. PURCHASED TECHNOLOGY AND INTANGIBLE ASSETS
     Goodwill no longer subject to amortization amounted to $299,000 at June 30, 2005 and December 31, 2004. The Company performed an impairment test of goodwill (including assembled workforce) during the quarter ended December 31, 2004, which resulted in an impairment charge of $180,000 related to the assembled workforce. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment tests or more frequently if indicators of potential impairment exist. As of June 30, 2005, no indicators of potential impairment existed.
     Purchased technology at June 30, 2005 includes $14.2 million related to the Nascobal acquisition and $2.0 million related to the transfer of the New Drug Application (“NDA”) for the Nascobal nasal spray from Nastech Pharmaceutical Company Inc. (‘Nastech”). The Nascobal purchased technology is being amortized over its estimated life of 15 years. Accumulated amortization for the Nascobal purchased technology is $1,993,000 as of June 30, 2005.

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
7. CONVERTIBLE DEBENTURES
     In March 2002, the Company issued $4.0 million of 8% convertible debentures to SF Capital Partners Ltd. (“SFCP”), and Defiante Farmaceutica Lda (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanziaria SpA (“Sigma-Tau”), a significant shareholder and affiliate of the Company. Sigma-Tau beneficially owned approximately 26% of the Company’s outstanding common stock as of June 30, 2005. The Company paid interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures were convertible into 2,531,644 shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications).
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
9. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
10. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
     Basic and diluted net income (loss) per share applicable to common shareholders is based on net income (loss) applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net income per share applicable to common shareholders has not been presented separately for the quarter ended June 30, 2005 as basic net income per share is $0.00. Diluted net loss per share applicable to common shareholders has not been presented separately for the six months ended June 30, 2005 and the periods ending June 30, 2004 as, due to the Company’s net loss position, it is anti-dilutive. If the Company’s net income per share applicable to common shareholders had been $0.01 or greater for the quarter ended June 30 2005, then shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding options to purchase 6,343,824 common shares, 11,080,492 convertible preferred shares, placement unit options for 127,679 common shares and warrants to purchase 4,539,407 common shares.
11. EQUITY TRANSACTIONS
     In April 2005, the Company issued 1,344,000 shares of common stock in a private placement to holders of its Series B Preferred Stock. The shares were issued in lieu of the quarterly cash dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, and had an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005 (See Note 12 — Series B Convertible Preferred Stock).
     In July 2005, shares of the Company’s Series B Preferred Stock with a stated value of $25,000, less prepaid dividends of $1,400, were converted into 25,027 shares of common stock.

12. SERIES B CONVERTIBLE PREFERRED STOCK
     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10 million. Net of issuance costs, the proceeds to the Company were $9.4 million. Of the original $10 million stated value, Series B Convertible Preferred Stock having a stated value of $1.6 million has been converted into common stock, resulting in a stated value of $8.4 million for Series B Convertible Preferred Stock as of June 30, 2005.
     According to the terms of the private placement agreement, each holder of Series B Convertible Preferred Stock is entitled to a quarterly dividend at an initial rate of 8% per year, which will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined in the Company’s Certificate of Determination of Series B Preferred Stock (the “Certificate of Determination”), of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate will increase by an additional 6% per year.
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
     In March 2005, the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company entered into a Series B Preferred Shareholder Agreement and Waiver. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by the Company to them in a private placement of shares of the Company’s common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of the Company’s common stock held by the holders was extended for one year, until January 15, 2008.
     As a result of the extension of the warrant expiration date, the Company revalued the warrants issued to the Series B Preferred Stockholders, resulting in an incremental value of $84,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3.9%; an expiration date of January 15, 2008; volatility of 59% and a dividend yield of 0%. In connection with the revaluation, in March 2005 the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the six months ended June 30, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.
     In July 2005, shares of the Company’s Series B Preferred Stock with a stated value of $25,000, less prepaid stock dividends of $1,400, were converted into 25,027 shares of common stock.
13. RELATED PARTY TRANSACTIONS
     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., and its successor, Sigma-Tau Pharmaceuticals Inc. (“Sigma-Tau Pharmaceuticals”), a private company owned in part by the major shareholders of Sigma-Tau. The promotion agreement expired in January 2005, in accordance with its terms. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product directly to customers at its cost and expense, subject to certain expense reimbursements. The Company did not accept returns of VSL#3. There was no VSL#3 revenue for the quarter ended June 30, 2005, as the agreement expired in January 2005, and minimal revenue for the six month period ended June 30, 2005. An access fee to Sigma-Tau Pharmaceuticals was calculated quarterly, which varied based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances and is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company recorded a cost reimbursement of $79,000 in the three months ended June 30, 2005, which reduced selling, general and administrative expense. The Company recorded an expense of $119,000 related to the VSL#3 access fee in the three months ended June 30, 2004. During the three months ended June 30, 2005 and 2004, the Company paid $203,000 and $168,000, respectively, to

Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees. Payment to Sigma-Tau Pharmaceuticals in the second quarter of 2005 relates to activity under the promotion agreement prior to its expiration. Included in Accounts Receivable is $82,000 for amounts owed by Sigma-Tau Pharmaceuticals at June 30, 2005 as reimbursement of costs incurred by the Company prior to the expiration of the promotion agreement.
     Upon the hiring of Reinhard Koenig, MD, PhD as Vice President, Medical Affairs in February 2004, the Company loaned $50,000 to Dr. Koenig, at an interest rate of prime plus 1% per annum, in exchange for a promissory note. The principal and interest was to be forgiven on February 8, 2005 provided that Dr. Koenig continued as a full-time employee through that date. In May 2004, Dr. Koenig was appointed an officer of the Company. Dr. Koenig continued as a full-time employee through the specified date, and the principal and interest were forgiven in February 2005 in accordance with the terms of the note. For accounting purposes, the loan was amortized over the one year service period.
14. COMPREHENSIVE INCOME (LOSS)
     For the three and six month periods ended June 30, 2005 and 2004, net income (loss) was the same as comprehensive income (loss).
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
Overview
     We are a specialty pharmaceutical company that focuses on developing and commercializing novel therapeutics for the treatment of neurological disorders. We focus on the treatment of diseases and disorders of the central nervous system (“CNS”), which are served by a limited group of physicians such as neurologists. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement our therapeutic focus on neurology and can be acquired at a reasonable valuation relative to our cost of capital. We currently market four products in the United States:
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
     Our strategy, which we announced in April 2005, is to focus on developing and commercializing products that treat CNS diseases and disorders. As part of this strategy, we are initially focusing our promotional efforts on Acthar, our neurological product. We also intend to pursue the licensing and acquisition of products that are consistent with our focus on neurology. In addition, we intend to develop new products that have the potential to address significant unmet medical needs in the CNS field, using both our own intellectual property and intellectual property licensed from other companies. We are currently evaluating the divestiture of non-core assets to help fund these acquisition and development efforts.
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
     We have incurred an accumulated deficit of $84.5 million at June 30, 2005. At June 30, 2005, we had $4.4 million in cash and cash equivalents. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, prescription demand for our products, inventory levels of our products at wholesalers, timing of expiration of our products, shipment of replacement product under our product exchange policy, future credit memoranda to be issued under our credit memoranda policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, and the establishment of strategic alliances and corporate partnering arrangements.
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
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity, government chargebacks received, and Medicaid rebates paid could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if the wholesalers fail to adhere to our exchange or credit memoranda policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.
     We have a product exchange policy, effective for product lots released prior to June 1, 2004, in which we will ship replacement product for expired product returned to us within six months after expiration. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. In estimating returns for each product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil, which is not subject to our product return policy), and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. For Glofil, we accept no returns for expired product. We routinely assess our historical experience including customers’ compliance with our product exchange policy, and we adjust our reserves as appropriate.
     During the second quarter of 2004 we implemented a transition plan for expired product returns from the product exchange policy to a credit memoranda policy for the return of expired product within six months after the expiration date. Expired product returned from lots released after May 31, 2004 is subject to a credit memoranda policy in which a credit memoranda will be issued for the original purchase price of the returned product. A reserve for the sales value of estimated returns on shipments of Acthar and Nascobal product lots released and shipped after May 31, 2004 has been recorded as a liability in the amount of $1,885,000 as of June 30, 2005 with a corresponding reduction in gross product sales. This reserve reflects an estimate of future credit memoranda to be issued for Acthar and Nascobal, applied to the quantity of product shipped from lots subject to the credit memoranda policy. The reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable. Total sales-related reserves increased to $2,589,000 at June 30, 2005 from $1,683,000 at December 31, 2004. The increase in total sales-related reserves includes an increase of $832,000 for reserves recorded under our credit memoranda policy in the first six months of 2005.
     In estimating the return rate for expired product subject to credit memoranda, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory, and (iii) changes in demand measured by prescriptions and other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. A new lot of Ethamolin is not expected to be released until late 2005, at which time a reserve for credit memoranda will be estimated and recorded as a reduction of gross product sales based upon the quantity of product shipped. This will reduce the future amount recorded as net product sales.
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
     Certain customers have deducted the full price of expired product which they planned to return from the amounts owed to us (“returns receivable”). We reached an agreement with our three largest wholesalers to accept replacement product and pay the amounts previously deducted in return for an administration fee, however it remains their standard practice to deduct from payments to us the sales value of expired product that they have requested authorization to return. As of June 30, 2005, our returns receivable is $501,000, primarily due to return materials authorization requests for expired product from the Acthar lot that expired in December 2004, the Nascobal lot that expired in February 2005, and Ethamolin lots that expired in December 2004 and January and February 2005. Wholesalers have indicated that they will reimburse us for these deductions upon the replacement of expired units in accordance with our product exchange policy; however, in our experience the timing of such reimbursements is slower than the collection of our normal trade receivables. As of June 30, 2005, replacement units have been shipped with respect to approximately 6% of the amounts owing to us and we are seeking reimbursement from these wholesalers. As long as the wholesalers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should the wholesalers not comply with our product exchange policy, the amounts deducted by them for returns may not be collectible, and we would need to increase our allowance for bad debts.
     In estimating Medicaid rebates, we match the actual rebates to the quantity of product sold by pharmacies on a product-by-product basis to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to the sales to which the rebates apply to arrive at the estimated rebate reserve for the period. We also consider allowable prices by Medicaid. In estimating government chargeback reserves, we analyze actual chargeback amounts by product and apply historical chargeback rates to sales to which chargebacks apply. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly.
     For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable as of the period end that are subject to the cash discounts.
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
     We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible Assets
     We have intangible assets related to purchased technology and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets with no definitive lives for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including the intangible assets. If the fair value is greater than the carrying amount, then no impairment is indicated. As of June 30, 2005, no impairment has been indicated.
Results of Operations
Three months ended June 30, 2005 compared to the three months ended June 30, 2004:
Total Revenues

	Three Months Ended
	June 30,			%
	2005	2004	Increase	Change
	(in $000’s)
Net product sales	$4,290	$4,090	$200	5%
     Total revenues for the quarter ended June 30, 2005, which consisted of net product sales only, increased $200,000, or 5%, from the quarter ended June 30, 2004. The increase in total net product sales is primarily the result of increased product sales of Acthar, partially offset by increases in reserves recorded under our credit memoranda policy initiated in the second quarter of 2004 and in reserves for Medicaid rebates. During the quarter ended June 30, 2005, net product sales of Acthar and Nascobal were reduced by $229,000 for reserves for credit memoranda under the credit memoranda policy for returns and $350,000 for Medicaid rebate reserves. The increased reserves for Medicaid rebates reflect primarily higher per unit rebate levels, as well as increased purchases by state Medicaid agencies. Net product sales of Acthar, which represented the largest percentage of our total net product sales for the quarter ended June 30, 2005, increased substantially as compared to the same period in 2004. The increase in Acthar net product sales was due to both higher unit sales and price increases. The increase in unit sales contributed approximately 75% of the increase in Acthar gross product sales as compared to the quarter ended June 30, 2004. The remainder of the increase was attributed to price increases of 9.5% and 5% that went into effect January 3, 2005 and April 1, 2005, respectively. The increase in Acthar net product sales was offset by decreases in Nascobal net product sales and VSL#3 net product sales, as compared to the second quarter of 2004. Net product sales of Ethamolin and Glofil were comparable to second quarter of 2004 net product sales. There were no VSL#3 net product sales for the second quarter of 2005, as our promotion agreement with Sigma-Tau Pharmaceuticals expired in January 2005.
     Approximately $550,000 in orders for Acthar, Nascobal and Ethamolin were received in March 2005 and shipped in early April 2005. We have adopted a practice of periodically evaluating wholesaler inventory balances, and postponing shipments when we believe inventory levels are already adequate. The revenue from these orders, net of applicable sales reserves, is included in the second quarter of 2005 net product sales.
     Our product exchange policy for expired product remains in effect for lots released prior to June 1, 2004. Pursuant to our product exchange policy, during the quarter ended June 30, 2005 we replaced vials of Acthar at no cost for certain returned product from Acthar batches that expired in December 2004, and Ethamolin that expired in December 2004, and January and February 2005. The gross sales value of these replacements, calculated using the unit prices in effect at June 30, 2005, was approximately $360,000 and $475,000, respectively, for Acthar and Ethamolin. Subsequent to June 30, 2005, we will continue to replace Acthar and Ethamolin returned from these expired lots. The replacement of product subsequent to June 30, 2005 for product that has expired and future expiring product may displace future quarterly sales. The full extent of this displacement is not ascertainable at this time as it is subject to market conditions and customer behavior not within our control. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales. Under our product exchange policy, as of June 30, 2005, customers have requested the replacement of expired Acthar, Ethamolin and Nascobal with a gross sales value, calculated using the unit prices in effect at June 30, 2005, of approximately $2,480,000, primarily due to returns of Acthar and Ethamolin, which we have not yet replaced. We intend to replace this expired product in the third and fourth quarter of 2005. These replacements will likely displace future sales.
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
Cost of Product Sales
     Cost of product sales for the quarter ended June 30, 2005 increased $66,000, or 7%, to $1,027,000 from $961,000 for the quarter ended June 30, 2004. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess or obsolete inventory. The increase in cost of product sales is primarily due to an increase in spending of approximately $290,000 on routine stability testing, primarily of H.P. Acthar Gel, and higher distribution expense resulting from fees for distribution services. During the second quarter of 2004, one of our largest wholesalers began charging a fee for distribution services provided to us. Another major wholesaler implemented a similar fee for distribution services in the fourth quarter of 2004. The increase is partially offset by decreases in direct material costs of approximately $110,000 resulting from the change in product mix, and shipping related costs due to the expiration of the VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals in January 2005. The increase is also partially offset by a decrease in replacement costs, due to Acthar and Nascobal shipments in the second quarter of 2005 that were subject to our credit memoranda return policy, rather than our product replacement policy. Cost of product sales as a percentage of net product sales was 24% for the quarter ended June 30, 2005, which was consistent with the quarter ended June 30, 2004. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar.
Selling, General and Administrative

	Three Months Ended
	June 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$2,224	$2,515	$(291)	(12)%

Percentage of total revenue	52%	61%

     Selling, general and administrative expenses for the quarter ended June 30, 2005 decreased $291,000 from the quarter ended June 30, 2004. The decrease was primarily due to lower salaries and related expenses resulting from personnel changes and the realignment of the sales force in 2005, and a reduction in access fees to Sigma-Tau Pharmaceuticals due to the expiration of the promotion agreement in January 2005. The decreases were partially offset by higher professional fees as compared to the quarter ended June 30, 2004. Selling, general and administrative expenses decreased to 52% of revenue for the quarter ended June 30, 2005, from 61% of revenue for the quarter ended June 30, 2004.
     Research and Development
     Research and development expenses for the quarter ended June 30, 2005 were $562,000, an increase of $141,000 as compared to $421,000 for the quarter ended June 30, 2004. The costs included in research and development relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. The increase as compared to the same period in 2004 was due primarily to increased regulatory fees and consulting costs, partially offset by decreased Acthar site transfer costs.
     Research and development expenses related to the manufacturing site transfer of Acthar for the quarter ended June 30, 2005 were approximately $2,000, as compared to approximately $50,000 for the quarter ended June 30, 2004. These amounts include costs associated with the Acthar bulk manufacturing site transfer and the transfer of the potency assay to a new contract laboratory. In 2003, we transferred the Acthar final fill and packaging process to our contract manufacturer, Chesapeake Biological Laboratories Inc. (“CBL”), and produced our first lot of Acthar finished vials. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. We also selected a new contract laboratory to perform three bioassays associated with the release of API and finished vials. Two of these bioassays have been successfully transferred to the contract laboratory and were approved by the FDA in June 2005. We have experienced delays and cost overruns in the validation of the third assay, potency. In 2004, we conducted additional studies aimed at identifying critical differences in the way the potency assay is performed at the contract laboratory as compared with the previous laboratory. Some differences were identified and corrected, however, results were still not acceptable. Work on this assay transfer was restarted in the second quarter of 2005. Our former contract manufacturer has agreed to perform any potency assays we require through 2006. In the remainder of fiscal year 2005, the costs which we plan to incur related to the API manufacturing site transfer and the bioassay transfers are expected to be less than the costs incurred in 2004.
Depreciation and Amortization
     Depreciation and amortization expense for the quarter ended June 30, 2005 increased to $323,000 from $301,000 for the quarter ended June 30, 2004. This increase was due primarily to the amortization of the $2.0 million we paid to Nastech in February of 2005 upon the approval of the NDA for Nascobal nasal spray. The Nascobal purchased technology is being amortized over 15 years.
Other Income and Expense Items

	Three Months Ended
	June 30,		Increase/	%
	2005	2004	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$—	$(131)	$(131)	(100)%
Interest income	23	13	10	77%
Interest expense	(70)	(81)	(11)	(14)%
Other income	1	—	1	—%
Rental income, net	71	60	11	18%
     We did not record any non-cash amortization of deemed discount on convertible debentures for the quarter ended June 30, 2005 as compared to $131,000 for the quarter ended June 30, 2004. The deemed discount was fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. The convertible debentures were issued in March 2002. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the quarter ended June 30, 2005 increased by $10,000 from the quarter ended June 30, 2004. The increase was primarily due to higher interest rates in the second quarter of 2005 compared to the same period in 2004. Interest expense for the quarter ended June 30, 2005 decreased by $11,000 from the quarter ended June 30, 2004. The decrease was primarily due to a decrease in interest on our convertible debentures, which were redeemed in April 2005, partially offset by interest expense on the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda, in July 2004.
     Rental income, net, for the quarter ended June 30, 2005 increased by $11,000 from the quarter ended June 30, 2004. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. Although the current rental income from the sublessee exceeds the current rental expense on the Hayward facility, there can be no assurance our sublessee will not default on the sublease agreement, and if they were to do so, we would still be obligated to pay rent on this property through November 2012.
Series B Preferred Stock Dividends
     Preferred Stock dividends of $168,000 for each of the quarters ended June 30, 2005 and 2004 represent the 8% dividend paid quarterly to our Series B Preferred Stockholders. The dividend for the quarters ended June 30, 2005 and June 30, 2004 were paid in common stock and cash. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.
Six months ended June 30, 2005 compared to the six months ended June 30, 2004:
Total Revenues

	Six Months Ended
	June 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Net product sales	$8,788	$9,238	$(450)	(5)%
     Total revenues for the six months ended June 30, 2005, which consisted of net product sales only, decreased $450,000, or 5%, from the six months ended June 30, 2004. The decrease in total net product sales is primarily the result of reserves recorded under our credit memoranda policy initiated in the second quarter of 2004 and reserves for Medicaid rebates. Gross product sales were slightly higher in the six months ended June 30, 2005 in comparison to the six months ended June 30, 2004. During the six months ended June 30, 2005, net product sales of Acthar and Nascobal were reduced by $832,000 for reserves for credit memoranda under the credit memoranda policy for returns and $587,000 for reserves under Medicaid rebates.
     Net product sales of Acthar, which represented the largest percentage of our total net product sales for the six months ended June 30, 2005, increased significantly as compared to the same period in 2004. The increase in Acthar net product sales was due to both increased unit sales and price increases of 9.5% and 5% that went into effect January 3, 2005 and April 1, 2005, respectively. Approximately 70% of the increase in Acthar product sales was attributed to increased unit sales.
     The increase in Acthar net product sales was offset by decreases in net product sales of Nascobal and VSL#3, as compared to the same period of 2004. Inventory of Nascobal at the wholesale level has declined as compared to the beginning of 2005, based on information provided by our major wholesaler customers. The decrease in Nascobal sales was due in part to the reduction of inventories held by our wholesaler customers during the six months ended June 30, 2005, and partly a result of lower prescription demand as compared to the same period in 2004. Net product sales of Ethamolin and Glofil were comparable to the same period of 2004 net product sales. VSL#3 net product sales were minimal in 2005, as our promotion agreement with Sigma-Tau Pharmaceuticals expired in January 2005.
     Our product exchange policy for expired product remains in effect for lots released prior to June 1, 2004. Pursuant to our product exchange policy, during the six months ended June 30, 2005, we replaced vials of Acthar at no cost for certain returned product from Acthar batches that expired in January and December 2004, having a gross sales value of approximately $590,000, and Ethamolin that expired in December 2004, and January and February 2005, having a gross sales value of approximately $525,000, calculated using the unit prices in effect at June 30, 2005. Subsequent to June 30, 2005, we will continue to replace Acthar and Ethamolin returned from these expired lots. The replacement of product subsequent to June 30, 2005 for product that has expired and future expiring product may displace future quarterly sales. The full extent of this displacement is not ascertainable at this time as it is subject to market conditions and customer behavior not within our control. The costs related to replacement products are reserved for and are included as a component of Cost of Product Sales. Under our product exchange policy, as of June 30, 2005, customers have requested the replacement of expired Acthar, Ethamolin and Nascobal with a gross sales value, calculated using the unit prices in effect at June 30, 2005, of approximately $2,480,000, primarily due to returns of Acthar and Ethamolin, which we have not yet replaced. We intend to replace this expired product in the third and fourth quarter of 2005. These replacements will likely displace future sales.
Cost of Product Sales
     Cost of product sales for the six months ended June 30, 2005 decreased $42,000, or 2%, to $1,775,000 from $1,817,000 for the six months ended June 30, 2004. Decreases in direct material costs of approximately $250,000 resulting from the change in the mix of products sold, and shipping related costs of approximately $100,000 due to the expiration of the VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals in January 2005 were partially offset by increases in spending of approximately $270,000 on routine stability testing, primarily of H.P. Acthar Gel, higher distribution expense resulting from fees for distribution services and increases in royalties on Acthar resulting from increased sales. Cost of product sales as a percentage of net product sales was 20% for the six months ended June 30, 2005, which was consistent with the same period in 2004. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar.
Selling, General and Administrative

	Six Months Ended
	June 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$4,842	$5,543	$(701)	(13)%

Percentage of total revenue	55%	60%

     Selling, general and administrative expenses for the six months ended June 30, 2005 decreased $701,000 from the six months ended June 30, 2004, primarily due to decreased spending on sales and marketing, including market research and marketing programs, and lower salaries and related expenses resulting from personnel changes. A reduction in access fees to Sigma-Tau Pharmaceuticals, due to the expiration of the VSL#3 promotion agreement in January 2005, contributed to lower expenses in the six months ended June 30, 2005. The decreases were partially offset by severance expenses associated with the resignation of our former Vice President of Sales and Marketing and the realignment of the sales force in 2005. Selling, general and administrative expenses decreased to 55% of revenue for the six months ended June 30, 2005, from 60% of revenue for the six months ended June 30, 2004.
Research and Development
     Research and development expenses for the six months ended June 30, 2005 were $1,061,000, an increase of $62,000 as compared to $999,000 for the six months ended June 30, 2004. The increase as compared to the same period in 2004 was due primarily to increased regulatory fees, patent-related legal fees and consulting costs, offset by decreased Acthar manufacturing site transfer costs.
     Research and development expenses for the six months ended June 30, 2005 include approximately $10,000 related to the manufacturing site transfer of Acthar, as compared to approximately $240,000 for the six months ended June 30, 2004. These amounts include costs associated with the Acthar bulk manufacturing site transfer and the transfer of the potency assay to a new contract laboratory.
Depreciation and Amortization
     Depreciation and amortization expense for the six months ended June 30, 2005 increased to $634,000 from $599,000 for the six months ended June 30, 2004, primarily due to the amortization of the $2.0 million we paid to Nastech in February of 2005 upon the approval of the NDA for Nascobal nasal spray. The Nascobal purchased technology is being amortized over 15 years.
Other Income and Expense Items

	Six Months Ended
	June 30,		Increase/	%
	2005	2004	(Decrease)	Change
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(108)	$(262)	$(154)	(59)%
Interest income	58	24	34	142%
Interest expense	(209)	(164)	45	27%
Other income	1	3	(2)	(67)%
Rental income, net	114	142	(28)	(20)%

     Non-cash amortization of deemed discount on convertible debentures for the six months ended June 30, 2005 decreased by $154,000 from the six months ended June 30, 2004, due to the deemed discount being fully amortized as of March 15, 2005, when the convertible debentures were scheduled to mature. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the six months ended June 30, 2005 increased by $34,000 from the six months ended June 30, 2004. The increase was primarily due to higher cash balances during the first quarter of 2005 and higher interest rates in the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2005 increased by $45,000 from the six months ended June 30, 2004. Interest expense consists primarily of interest on our convertible debentures and on the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda, in July 2004. The increase was primarily due to interest on the $2.2 million promissory note, partially offset by the decrease in interest expense on convertible debentures redeemed in April 2005.
     Rental income, net, for the six months ended June 30, 2005 decreased by $28,000 from the six months ended June 30, 2004. The decrease in rental income, net, relates primarily to a sublease that was not renewed on our building in Carlsbad, California. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California.
Series B Preferred Stock Dividends
     Preferred Stock dividends of $336,000 and $340,000 for the six months ended June 30, 2005 and 2004, respectively, represent the 8% dividends paid quarterly to our Series B Preferred Stockholders. The dividends for the six months ended June 30, 2005 and June 30, 2004 were paid in common stock and cash.
     The non-cash deemed dividend of $84,000 for the six months ended June 30, 2005 is related to the revaluation of the warrants issued to the Series B Preferred Stockholders, which resulted in an incremental value of $84,000 that decreased the carrying value of the preferred stock. In connection with the revaluation, the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the six months ended June 30, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.
Liquidity and Capital Resources
     We have funded our activities to date principally through various issuances of equity securities and debt. Through June 30, 2005, we have raised total net proceeds of $63.2 million. We have also funded our activities to date to a lesser extent through product sales.
     At June 30, 2005, we had cash and cash equivalents of $4,429,000 compared to $8,729,000 at December 31, 2004. The decrease in our cash balance is due primarily to the redemption of our convertible debentures in cash totaling $4 million in April 2005. At June 30, 2005, our working capital was $4,210,000 compared to $5,082,000 at December 31, 2004. The decrease in our working capital was principally due to the $2 million payment we made to Nastech upon approval of the NDA for the Nascobal spray in February 2005.
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
     It is currently our customers’ standard practice to deduct from payments to us the amount of the purchase price of expired product, or returns receivable, that they have requested to return. The returns receivable amounted to $501,000 at June 30, 2005. Customers have indicated that they will reimburse us for these deductions upon the replacement of units in accordance with our product exchange policy, however, our experience has been the timing of such reimbursements is slower than the collection of our normal trade receivables. As of June 30, 2005, replacement units have been shipped relating to approximately 6% of amounts owing to us and we are seeking reimbursement from these customers. As long as our customers’ standard practice is to deduct amounts related to the return of expired product, a returns receivable will arise. Should our customers not comply with our product exchange policy, the amounts deducted by them for returns may not be collectible.
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
     On March 29, 2005, we entered into a Series B Preferred Shareholder Agreement and Waiver with all of the holders of the outstanding shares of our Series B Preferred Stock. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by us to them in a private placement of shares of our common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of our common stock held by the holders was extended for one year, until January 15, 2008. Accordingly, on April 1, 2005, we issued 1,344,000 shares of common stock in a private placement to holders of our Series B Convertible Preferred Stock.

     The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. To date, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends, net of prepaid dividends, of $16,000 have been converted into 1,749,939 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million at June 30, 2005), together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In March 2005, the expiration date of the warrants was extended from January 2007 to January 2008. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.
     Based on our internal forecasts and projections, we believe that our cash on hand at June 30, 2005, and the net cash flows generated from operations will be sufficient to fund operations through at least June 30, 2006, unless a substantial portion of our cash is used for product acquisition or our revenues are significantly less than we expect.
     Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; the repositioning of our product portfolio; our ability to manage growth; timing of the payment to Nastech relating to the patent approvals for the nasal spray formulation of Nascobal; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and successful completion of the Acthar bioassay transfer; payment of dividends and compliance to prevent additional dividend events; any expansion or acceleration of our development programs or optional redemption events, and other factors.
     If our revenues do not provide cash flows from operations in an amount sufficient to meet our obligations, or if we are unable to maintain compliance with certain covenants when applicable and thus avoid the payment of additional dividends of 6% to the holders of our Series B Convertible Preferred Stock, or we do not have sufficient funds to make the contingent payment, if, and when due to Nastech for the patent approvals of the new nasal spray form of Nascobal, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset-based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
RISK FACTORS
     The following risk factor supplements the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005. You should carefully consider the following risk factor as well as those contained our Annual Report on Form 10-K. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock.
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
     On August 5, 2005, Barbara J. McKee, our former Director of Finance and Principal Accounting Officer, resigned from her position with us. While we are currently searching for a successor candidate to serve as our permanent Chief Financial Officer, it may take us longer than anticipated to find a suitable successor or to integrate any such successor fully into our operations, either of which may adversely affect our ability to execute our business strategy and our business results. The absence of a permanent Chief Financial Officer may have a material effect on our internal controls over financial reporting. In addition, if we are not able to find a permanent Chief Financial Officer in the near future, we may not be able to file our upcoming periodic reports with the Securities and Exchange Commission, or SEC, in a timely manner, which may have a negative impact on the market price of our common stock.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at June 30, 2005 has not changed materially from December 31, 2004, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.
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
Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2005 Annual Meeting of Shareholders on June 2, 2005. The following matters received the votes at the 2005 Annual Meeting of Shareholders as set forth below:
1.	Election of Directors to hold office until the 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Albert Hansen	56,485,964	510,920
Neal Bradsher	56,503,217	493,667
James L. Fares	56,236,673	760,211
Howard D. Palefsky	56,242,744	754,140
Jon S. Saxe	56,199,224	797,660
Virgil D. Thompson	56,101,736	895,148
2.	Ratification of Odenberg Ullakko Muranishi & Co. LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

For:	56,795,242
Against:	112,249
Abstain:	89,393
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: August 12, 2005	By:	/s/ JAMES L. FARES

James L. Fares
President and Chief Executive Officer

	By:	/s/ JAMES L. FARES

James L. Fares
Acting Chief Financial Officer and Principal Accounting
Officer

Exhibit Index

Exhibit No.	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.