Form 10-K/A
period 2004-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2005-08-18
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
      Our current products are in three therapeutic areas: neurology, gastroenterology and nephrology. Our neurology product is H.P. Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also commonly used in treating patients with infantile spasm. Our gastroenterology products are Nascobal®, the only prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies and Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices. Our nephrology product is Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function.
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

      Acthar is used in a wide variety of conditions, including the treatment of infantile spasm (“IS”), periodic flares associated with MS, and various forms of arthritis, collectively called joint pain. Although the FDA-approved package labeling does not mention IS, Acthar has been used to treat this condition. We believe IS is the disease with the most compelling need for Acthar treatment. IS is an epileptic syndrome characterized by the triad of infantile spasm (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.
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
      Ahn-Gook Pharmaceutical Co., Ltd. (“Ahn-Gook”). We entered into a license agreement in December 2000 and amended in December 2002 with Ahn-Gook for marketing intranasal metoclopramide, to be marketed in Korea under the trade name Emitasol. Ahn-Gook received government approval to market Emitasol in 2002 and began selling in the Republic of Korea in the first half of 2003. Through 2004, the sales of the product have been minimal. Ahn-Gook intends to manufacture Emitasol in Korea. We received an up-

front cash payment of $50,000 in 2000 and a milestone payment of $150,000 in 2002 upon transfer of technology and will earn future royalties based on actual sales in Korea. In December 2002, we expanded the license agreement to include twelve additional countries in Asia and since we have no future obligations, we recognized $200,000 in revenues related to the up-front cash payment and milestone payment under the agreement. We did not receive payments or royalties under this agreement in 2003 or 2004.
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
      Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity, government chargebacks received, and Medicaid rebates paid could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if the wholesalers fail to adhere to our product exchange or credit memoranda policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.
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
      At December 31, 2004 and 2003, sales-related reserves for product returns under the credit memoranda and product exchange policies were as follows:

	Years Ended December 31,

	2004	2003	2002

	(In $000’s)
Balance, beginning of year	$158	$150	$169
Actual returns in current year related to sales from prior years	(62)	(162)	(482)
Actual returns in current year related to sales from current year	—	(18)	—
Current provision related to sales made in prior years	30	32	107
Current provision related to sales made in current year	1,141	156	356

Balance, end of year	$1,267	$158	$150

      The increase in the provision relates to the change from the product exchange policy to the credit memoranda return policy. The provision related to sales made in prior years reflects adjustments to the estimated rate of product returns and to the cost of product replacements.
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
      Net product sales by therapeutic area:

	Years Ended
	December 31,
			Increase/
	2004	2003	(Decrease)%

	(In $000’s)
Neurology	$8,168	$7,973	$195	2%
Gastroenterology	9,399	4,721	4,678	99%
Nephrology	837	961	(124)	(13)%

Total net product sales	$18,404	$13,655	$4,749	35%

      For the year ended December 31, 2004, net product sales increased by $4,749,000, or 35%, from the year ended December 31, 2003. The increase in net product sales is primarily the result of increased revenue from gastroenterology products, due to a full year of sales of Nascobal, which was acquired in June 2003, and also reflects slightly higher net product sales of neurology products. In addition, net product sales for fiscal year 2004 include $325,000 of shipments to wholesalers in January 2004 for orders received in December 2003. We expect quarterly fluctuations in the net sales of all our products due to the timing of shipments, changes in wholesaler inventory levels, expiration dates of products sold, the timing of replacement units shipped under our exchange policy, the impact of reserves provided for under our credit memoranda return policy and the reallocation of promotional efforts for each product.

Neurology Net Product Sales
      For the years ended December 31, 2004 and 2003, neurology net product sales were comprised of Acthar net product sales. For the year ended December 31, 2004, neurology net product sales increased $195,000 or

2% from the year ended December 31, 2003. Increased neurology net product sales resulted from a higher average selling price of Acthar and increased demand for Acthar in the fourth quarter of 2004 as compared to fiscal year 2003. The average selling price of Acthar for the year ended December 31, 2004 increased approximately 7% as compared to the year ended December 31, 2003. This increase in the average selling price contributed approximately 70% of the increase in Acthar gross product sales as compared to the prior year. These increases were offset in part by reserves recorded under our credit memoranda return policy initiated in the second quarter of 2004. During fiscal year 2004, reserves for credit memoranda for neurology products totaling $928,000 were recorded as a reduction to gross revenue.
      The estimated demand for Acthar as measured by prescriptions reported from an independent source increased by 7% in 2004 as compared to 2003. The demand for Acthar increased significantly in the fourth quarter of 2004 as compared to each of the previous three quarters in 2004. The higher level of volume in the fourth quarter of 2004 did not continue beyond February 2005.
      Our product exchange policy for expired product remains in effect for lots of Acthar released prior to June 1, 2004. During fiscal year 2003, under our product exchange policy we replaced vials of Acthar with an estimated sales value of $2.3 million calculated using the unit prices in effect at December 31, 2003. During fiscal year 2004, under our product exchange policy we replaced vials of Acthar with an estimated sales value of $980,000 calculated using the unit prices in effect at December 31, 2004. The Acthar returns which were replaced were from lots which expired in May 2003 and January 2004. The next lot of Acthar expired in December 2004, and replacements relating to this lot will occur in fiscal year 2005. As of December 31, 2004, customers have requested the replacement under our product exchange policy of expired Acthar with a gross sales value of approximately $490,000 which we have not yet replaced. The replacement of expired product, at no cost to the customers, displaced sales in fiscal year 2004 and is expected to continue to displace sales as product expires and is subsequently replaced. We have recorded reserves for future replacements at the estimated cost of such exchanges.
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

Gastroenterology Net Product Sales
      For the year ended December 31, 2004, gastroenterology net product sales increased $4,678,000 or 99% from the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, gastroenterology net product sales were comprised of revenues from the sale of Nascobal, Ethamolin and VSL#3. The increase is due primarily to a full year of sales of Nascobal and expanded promotional efforts focused on Nascobal in 2004. Nascobal was acquired in June 2003, and sales commenced in July 2003.
      The increase in Nascobal net sales in fiscal year 2004 was partially reduced by the reserves recorded under our credit memoranda return policy. We commenced shipments of a new lot of Nascobal in July 2004, which are subject to the credit memoranda return policy. During fiscal year 2004, reserves for credit memoranda for gastroenterology products totaling $126,000 were recorded as a reduction to gross product sales.
      Net product sales of Ethamolin in fiscal year 2004 were higher as compared to fiscal year 2003. The increase in fiscal year 2004 is primarily a result of increased demand for Ethamolin. Total unit sales of Ethamolin for the year ended December 31, 2004 increased by approximately 9% as compared to the year ended December 31, 2003. The increase was also partially the result of lower shipments in the first quarter of 2003 resulting from the impact of advanced buying by wholesalers in mid-2002 after we pre-announced a price increase. From the date of notification of the price increase through June 30, 2002, we received $1,560,000 of Ethamolin orders, which we believe were in excess of actual prescription needs and negatively impacted sales in the remainder of fiscal year 2002 and fiscal year 2003. The demand for all sclerosing agents as measured by total prescriptions increased in fiscal year 2004 by approximately 14% from fiscal year 2003, and the increase in demand for Ethamolin was approximately 25%. In fiscal year 2004 we did not actively promote Ethamolin and we do not expect to actively promote the product in fiscal year 2005.
      During the year ended December 31, 2004, under our product exchange policy we replaced units of Ethamolin at no cost having a sales value of approximately $251,000 calculated using the unit prices in effect at December 31, 2004. As of December 31, 2004, customers have requested the replacement under our product exchange policy of expired Ethamolin with a gross sales value of approximately $320,000. During fiscal year 2004, the Ethamolin lots shipped were not subject to the credit memoranda return policy.
      Increased net product sales of VSL#3 also contributed to the increase of gastroenterology net product sales. The increase in VSL#3 net sales was attributed primarily to increased promotion efforts focused on VSL#3 during fiscal year 2004. Sigma-Tau Pharmaceuticals entered into a promotion agreement with InKine Pharmaceutical Company, Inc. (“InKine”). Under the terms of the agreement, Sigma-Tau Pharmaceuticals paid InKine a fixed fee to promote VSL#3 to gastroenterologists. We may have benefited from this increased promotion effort in fiscal year 2004 in that we were responsible for taking orders and shipping VSL#3 directly to customers. We recognized the revenues for the sales of VSL#3 in the United States regardless of which company promoted the product.
      In January 2005, our VSL#3 promotion agreement expired in accordance with its terms. The product will be promoted and sold in the future by Sigma-Tau Pharmaceuticals.

Nephrology Net Product Sales
      For the year ended December 31, 2004, nephrology net product sales decreased by $124,000 or 13% from the year ended December 31, 2003. In fiscal year 2004, nephrology net product sales were comprised of revenues from the sale of Glofil-125. In fiscal year 2003, nephrology net product sales were comprised of revenue from Glofil-125 and Inulin. Due to minimal demand, increasing cost of production and lack of strategic fit, we discontinued marketing and selling Inulin in September 2003. During the year ended December 31, 2004, we sold our remaining Inulin inventory for $2,000. In fiscal year 2004, we did not actively promote Glofil-125 and do not intend to actively promote it in the future.
Contract Research, Grant and Royalty Revenue
      We did not recognize any contract research, grant and royalty revenue for the year ended December 31, 2004. Contract research, grant and royalty revenue of $58,000 in fiscal year 2003 represented reimbursement under our Small Business Innovation Research (“SBIR”) grant related to our Glial Excitotoxin Release Inhibitors (“GERI”) compound research project. Our SBIR grant terminated in July 2003.
Technology Revenue
      We did not recognize any technology revenue for the year ended December 31, 2004. For the year ended December 31, 2003, we recognized $350,000 in technology revenue primarily from our License Agreement with Fabre-Kramer Pharmaceuticals, Inc. (“Fabre-Kramer”)and the sale of certain patents.
Cost of Product Sales
      Cost of product sales increased $157,000, or 4%, to $3,730,000 for the year ended December 31, 2004 from $3,573,000 for the year ended December 31, 2003. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and estimated provision for excess or obsolete inventory. The increase in cost of product sales is primarily due to increases in material costs as a result of higher volume of product sales in fiscal year 2004, increases in product stability testing costs of $256,000, and increases in distribution costs of $350,000. During fiscal year 2004, two of the largest wholesalers began charging a fee for distribution services provided to us. These increases were partially offset by a decrease of approximately $467,000 in inventory obsolescence expense in fiscal year 2004 as compared to fiscal year 2003. In fiscal year 2003, write-offs and allowances related to the discontinuation of sales of Inulin and the short shelf life of Acthar were recorded. Stability testing is required on each production lot of Acthar and Ethamolin and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred and are expected to increase as more lots of Acthar and Ethamolin are produced and become subject to testing. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs.
      In the second quarter of 2004, we initiated a credit memoranda return policy for all product lots released after May 31, 2004. If our product exchange policy had been in effect for all product lots shipped during 2004, we estimate that cost of product sales would have been approximately $50,000 higher.
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
Depreciation and Amortization
      Depreciation and amortization expense increased by 4% to $1,208,000 for the year ended December 31, 2004 from $1,157,000 for the year ended December 31, 2003. This increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition for $14.2 million in June 2003. The increase was partially offset by decreased amortization expense related to the Ethamolin purchased technology, which was fully amortized in fiscal year 2003. The Nascobal purchased technology is being amortized over 15 years. In February 2005, we paid an additional $2 million to Nastech upon the approval of the NDA for Nascobal nasal spray. This additional amount will be amortized over the remaining life of the Nascobal purchased technology.
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

Net product sales by therapeutic area:

	Years Ended
	December 31,
			Increase/
	2003	2002	(Decrease)%

	(In $000’s)
Neurology	$7,973	$9,009	$(1,036)	(11)%
Gastroenterology	4,721	4,050	671	17%
Nephrology	961	760	201	26%

Total net product sales	$13,655	$13,819	$(164)	(1)%

      For the year ended December 31, 2003, net product sales decreased by $164,000, or 1%, from the year ended December 31, 2002. The decrease in net product sales is primarily the result of lower neurology net product sales offset by increased gastroenterology and nephrology net product sales.
      During the year ended December 31, 2002 we shipped backorders outstanding at December 31, 2001 totaling $742,000. Without these backorders, product revenues would have been $13,077,000 in the year ended December 31, 2002. As of December 31, 2003, we had orders from customers totaling $325,000 that were not shipped until January 2004.

Neurology Net Product Sales
      For the year ended December 31, 2003, neurology net product sales decreased by $1,036,000 or 11% from the year ended December 31, 2002. The decrease in neurology net product sales in fiscal year 2003 was partially the result of the replacement of expired vials of Acthar at no cost under our product exchange policy, and the decision in the first quarter of fiscal year 2003 to briefly limit shipments of Acthar to critical care and emergency care situations due to the relatively short dating of our inventories and inventories at the wholesale level. During fiscal year 2003, under our product exchange policy we replaced vials of Acthar with an estimated sales value of $2.3 million calculated using the unit prices in effect at December 31, 2003. The replacement of expired product displaced sales in fiscal year 2003. The decrease of unit sales over the prior year was also partially due to a shipment in early fiscal year 2002 of backorders totaling $334,000 outstanding as of December 31, 2001. The estimated demand as measured by prescriptions reported from an independent source increased by 6% in 2003 as compared to 2002.
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

Gastroenterology Net Product Sales
      For the year ended December 31, 2003, gastroenterology net product sales increased by $671,000 or 17% from the year ended December 31, 2002. In fiscal year 2003, gastroenterology net product sales were comprised of revenues from the sale of Nascobal, Ethamolin and VSL#3. The increase in gastroenterology net product sales is due to sales of Nascobal, which was acquired in June 2003. Sales of Nascobal commenced in July 2003.
      For the year ended December 31, 2003, the increase in gastroenterology net product sales from Nascobal was offset by a decrease in net product sales of Ethamolin. This decrease was primarily the result of the large purchase of Ethamolin by wholesalers in anticipation of the price increase in June 2002 and shipment of backorders existing at December 31, 2001. Effective June 24, 2002, we increased our list price for Ethamolin. From the date of the notification of the price increase through June 30, 2002, we received $1,560,000 of Ethamolin orders, which we believe were in excess of actual prescription needs and negatively impacted sales in the remainder of fiscal year 2002 and fiscal year 2003. The decrease in sales of Ethamolin in fiscal year 2003 over the prior year was also partially due to a shipment in early 2002 of backorders totaling $408,000 outstanding as of December 31, 2001. The demand for all sclerosing agents as measured by total prescriptions decreased in fiscal year 2003 by approximately 36%, from fiscal year 2002, and the decrease in demand for Ethamolin was approximately 37%. We did not actively promote Ethamolin in fiscal year 2003.
      Increased net product sales of VSL#3 also contributed to the increase of gastroenterology net product sales. The increase in VSL#3 net product sales was attributed to a full year of sales since we began selling VSL#3 in May 2002.

Nephrology Net Product Sales
      For the year ended December 31, 2003, nephrology net product sales, which were comprised of revenues from Glofil-125 and Inulin, increased $202,000 or 27% from the year ended December 31, 2002. An increase in Glofil-125 net product sales, due in part to a Chronic Renal Insufficiency Cohort (“CRIC”) study that began in 2003, contributed to the higher nephrology net product sales. The CRIC study was to enroll 3,000 people who are at risk for compromised renal function, and follow them for more than five years. The testing using Glofil-125 will occur at the enrollment of the trial and at the end of the trial. In fiscal year 2003, we did not actively promote Glofil-125.
      Increased net product sales of Inulin also contributed to the higher nephrology net product sales in fiscal year 2003. Due to minimal demand, increasing cost of production and lack of strategic fit we discontinued marketing and selling Inulin in September 2003.
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

By /s/ JAMES L. FARES

James L. Fares
President and Chief Executive Officer
Dated: August 18, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. FARES James L. Fares	President and Chief Executive Officer and Director (Principal Executive Officer)	August 18, 2005

/s/ JAMES L. FARES James L. Fares	Acting Chief Financial Officer (Principal Accounting Officer)	August 18, 2005

* Albert Hansen	Chairman	August 18, 2005

* Neal C. Bradsher	Director	August 18, 2005

* Howard D. Palefsky	Director	August 18, 2005

* Jon S. Saxe	Director	August 18, 2005

* Virgil D. Thompson	Director	August 18, 2005

* By /s/ JAMES L. FARES Attorney-in-Fact

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

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Revenues:
Net product sales	$18,404	$13,655	$13,819
Contract research, grant and royalty revenue	—	58	208
Technology revenue	—	350	450
Services revenue from a related party	—	—	200

Total revenues	18,404	14,063	14,677
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	3,730	3,573	2,822
Selling, general and administrative	11,551	10,400	10,825
Research and development	2,181	2,267	2,295
Depreciation and amortization	1,208	1,157	1,138

Total operating costs and expenses	18,670	17,397	17,080

Loss from operations	(266)	(3,334)	(2,403)
Non-cash amortization of deemed discount on convertible debentures	(522)	(522)	(415)
Interest income	78	229	307
Interest expense	(420)	(333)	(315)
Other income (expense), net	21	(91)	(241)
Rental income, net	277	260	282

Net loss	(832)	(3,791)	(2,785)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	1,394	—
Dividends on Series B Preferred Stock	676	762	—

Net loss applicable to common shareholders	$(1,508)	$(5,947)	$(2,785)

Basic and diluted net loss per share applicable to common shareholders	$(0.03)	$(0.14)	$(0.07)

Shares used in computing basic and diluted net loss per share applicable to common shareholders	50,844	41,884	38,407

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

Revenue Recognition
      Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts, and after May 31, 2004, returns for credit. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If the title to the product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company records estimated sales reserves against product revenues for government chargebacks, Medicaid rebates, payment discounts and product returns for credit memoranda. The Company’s policy of issuing credit memoranda for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within six months beyond the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable. The Company’s product exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within six months beyond the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales. Returns are subject to inspection prior to acceptance. For Glofil-125 and VSL#3 the Company accepts no returns for expired product.
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Segment Information
      The Company has determined that it operates in one business segment.
      Net product sales by therapeutic area:

	Years Ended December 31,

	2004	2003	2002

	(In $000’s)
Neurology	$8,168	$7,973	$9,009
Gastroenterology	9,399	4,721	4,050
Nephrology	837	961	760

	$18,404	$13,655	$13,819

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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In June 2003, the Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech Pharmaceuticals, Inc. (“Nastech”). Under the terms of the Nascobal Asset Purchase Agreement, the Company made an initial cash payment of $9.0 million upon the closing of the acquisition, an additional cash payment of $3.0 million in the third quarter of 2003 and an additional $2.2 million cash payment in December 2003 (a total of $14.2 million). As part of the acquisition, the Company also acquired rights to Nascobal nasal spray, an improved dosage form, for which a New Drug Application (“NDA”) was filed by Nastech with the FDA at the end of 2003. Under the terms of the Agreement, subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company was required to make a $2.0 million payment for the transfer of the NDA from Nastech to the Company. The NDA for Nascobal spray was approved by the FDA in February 2005, and the Company paid the required $2.0 million to Nastech in February 2005. Further, upon issuance of a pending U.S. patent for the new Nascobal nasal spray dosage form, the Company is required to make a second $2.0 million payment. The U.S. patent applications for the Nascobal nasal spray have been filed by Nastech. The Company and Nastech have also entered into a long term supply agreement under which Nastech will continue to manufacture Nascobal for the Company at its FDA-approved, current good manufacturing practice (“cGMP”) manufacturing facility in Hauppauge, New York.
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Leases
      The Company leases its office and distribution facilities under operating lease agreements, the terms of which range from 5 years to 15 years. The Company has also entered into automobile and office equipment leases, the terms of which range from three to five years. The Company also entered into a capital lease for certain office equipment in August 2004. Minimum future obligations under the operating leases as of December 31, 2004 are as follows (in thousands):

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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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