Form 10-Q
period 2005-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2005-11-14
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 7, 2005 there were 52,880,502 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,341	$8,729
Accounts receivable, net of allowances for doubtful accounts of $167 and $40 at September 30, 2005 and December 31, 2004, respectively	1,983	2,349
Inventories, net	1,536	1,769
Prepaid expenses and other current assets	1,341	839
Assets held for sale, net	14,203	—

Total current assets	23,404	13,686
Property and equipment, net	486	614
Purchased technology, net	—	12,758
Goodwill	299	299
Deposits and other assets	731	816

Total assets	$24,920	$28,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$837	$1,103
Accrued compensation	649	974
Sales-related reserves	2,570	1,683
Other accrued liabilities	495	598
Short-term debt and current portion of long-term debt and capital lease obligation	692	349
Convertible debentures (face amount of $4,000), net of deemed discount of $103 at December 31, 2004	—	3,897

Total current liabilities	5,243	8,604
Long-term debt and long-term portion of capital lease obligation	1,508	2,021
Other non-current liabilities	914	886
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at September 30, 2005 and December 31, 2004 (aggregate liquidation preference of $10,000 at September 30, 2005 and December 31, 2004)	5,081	5,081
Shareholders’ equity:
Preferred stock, no par value, 8,375 and 8,400 Series B shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively, net of issuance costs (aggregate liquidation preference of $8,375 and $8,400 at September 30, 2005 and December 31, 2004, respectively)	7,553	7,578
Common stock, no par value, 105,000,000 shares authorized; 52,875,815 and 51,216,488 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	89,360	88,436
Deferred compensation	(6)	(10)
Accumulated deficit	(84,733)	(84,423)

Total shareholders’ equity	12,174	11,581

Total liabilities and shareholders’ equity	$24,920	$28,173

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$3,558	$3,869	$12,346	$13,107
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	522	843	2,297	2,660
Selling, general and administrative	2,298	3,415	7,140	8,958
Research and development	536	522	1,597	1,521
Depreciation and amortization	319	306	953	905

Total operating costs and expenses	3,675	5,086	11,987	14,044

Income (loss) from operations	(117)	(1,217)	359	(937)
Non-cash amortization of deemed discount on convertible debentures	—	(130)	(108)	(392)
Interest income	29	24	87	48
Interest expense	(38)	(118)	(247)	(282)
Other income, net	5	5	6	8
Rental income, net	67	70	181	212

Net income (loss)	(54)	(1,366)	278	(1,343)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	84	—
Dividends on Series B Preferred Stock	168	168	504	508

Net loss applicable to common shareholders	$(222)	$(1,534)	$(310)	$(1,851)

Basic and diluted net loss per share applicable to common shareholders	$0.00	$(0.03)	$(0.01)	$(0.04)

Shares used in computing basic and diluted net loss per share applicable to common shareholders	52,813	51,111	52,236	50,736

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$278	$(1,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	15	22
Amortization of deemed discount on convertible debentures	108	392
Amortization of deferred compensation	4	5
Depreciation and amortization	953	905
Deferred rent expense	28	31
Changes in operating assets and liabilities:
Accounts receivable	366	394
Inventories	(16)	(501)
Prepaid expenses and other current assets	(335)	259
Accounts payable	(266)	277
Accrued compensation	(325)	633
Sales-related reserves	887	508
Other accrued liabilities	(103)	(57)

Net cash flows provided by operating activities	1,594	1,525

INVESTING ACTIVITIES
Purchase of property and equipment	(22)	(205)
Purchase of short-term investments	—	(999)
Acquisition of purchased technology	(2,000)	—
Proceeds from sale of property and equipment	1	1
(Increase) decrease in other assets	80	(10)

Net cash flows used in investing activities	(1,941)	(1,213)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	129	2,452
Long-term borrowings	—	2,147
Short-term borrowings	191	569
Repayment of short-term and long-term debt	(361)	(452)
Redemption of convertible debentures	(4,000)	—
Payment of Series B preferred stock dividends	—	(504)

Net cash flows provided by (used in) financing activities	(4,041)	4,212

Increase (decrease) in cash and cash equivalents	(4,388)	4,524
Cash and cash equivalents at beginning of period	8,729	3,220

Cash and cash equivalents at end of period	$4,341	$7,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$247	$283

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$84	$—

Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$672	$—

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$24	$704

Equipment acquired under capital lease	$—	$44

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on developing and commercializing novel therapeutics for the treatment of neurological disorders. The Company focuses on the treatment of diseases and disorders of the central nervous system (“CNS”), which are served by a limited group of physicians such as neurologists. The Company’s strategy is to acquire pharmaceutical products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired at a reasonable valuation relative to the Company’s cost of capital. In addition, through corporate collaborations, the Company intends to develop new medications focused on its target markets. During the three and nine month periods ended September 30, 2005, the Company owned four products that are distributed in the United States: H.P. Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm; Nascobal®, a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. The Company’s agreement to promote and sell VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function, expired in January 2005.
     On October 17, 2005, the Company completed the sale of its non-core products Nascobal, Ethamolin and Glofil-125 to QOL Medical LLC (“QOL”) for aggregate proceeds of $28.3 million. Further details on this transaction are provided in Note 15 – Sale of Nascobal, Ethamolin, and Glofil-125 and in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The accompanying balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
2. STOCK-BASED COMPENSATION
     The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the shares on the date of grant. As allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APBO No. 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. Deferred compensation for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.

     The following table illustrates the effect on net loss per share applicable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common shareholders as reported	$(222)	$(1,534)	$(310)	$(1,851)
Add: Stock-based employee compensation expense included in reported net loss	1	1	4	8
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(113)	(168)	(341)	(510)
Add: Adjustment to stock-based employee compensation due to forfeitures of unvested options, primarily related to CEO resignation	—	359	—	359

Net loss applicable to common shareholders, pro forma	$(334)	$(1,342)	$(647)	$(1,994)

Basic and diluted net loss per share applicable to common shareholders:
As reported	$0.00	$(0.03)	$(0.01)	$(0.04)

Pro forma	$(0.01)	$(0.03)	$(0.01)	$(0.04)

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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APBO No. 25 and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. SFAS No. 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date, to awards that are unvested as of the effective date, and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original SFAS No. 123 will apply this revised statement. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for all prior periods presented. The Company is currently evaluating the requirements of SFAS No. 123R and will adopt this statement at the effective date. The Company expects that the adoption of this statement may have a material effect on its financial statements.
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
     Reserves for government chargebacks, Medicaid rebates, product exchanges, and product returns for credit memoranda were $2.6 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively, and are classified as Sales-Related Reserves in the Consolidated Balance Sheets. The reserves at September 30, 2005 include $2.0 million for estimated product returns for credit memoranda on product lots of Acthar, Nascobal, and Ethamolin released and shipped after May 31, 2004.
     In connection with the sale of Nascobal, Ethamolin and Glofil-125, the Company is responsible for all Medicaid rebates and government chargebacks on sales of these products by the Company through October 17, 2005. The Company is responsible for product returns on sales of these products by the Company through October 17, 2005, but only to the extent of actual returns of these products through January 31, 2006. Subsequent to October 17, 2005, the Company no longer has access to Nascobal and Ethamolin product inventories to facilitate product replacements under the Company’s product replacement policy. As a result, credit will be provided on all returns of these products through January 31, 2006. The difference between the amount of credit issued on the divested products and the amounts accrued in the Company’s product replacement and credit memorandum reserves will be considered in the determination of the computed gain on the sale of the divested products. As of September 30, 2005, the Company had product replacement and credit memoranda returns reserves related to these products of $576,000.
     The Company sells product to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sold directly to consumers. The Company does not require collateral from its customers.
4. CASH AND CASH EQUIVALENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash and cash equivalents of $4.3 million and $8.7 million at September 30, 2005 and December 31, 2004, respectively. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.
     As described in Note 15 – Sale of Nascobal, Ethamolin, and Glofil-125, the Company estimates net cash proceeds of $22.2 million from the sale of the Company’s non-core products.

5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$1,161	$1,239
Work in process	—	228
Finished goods	422	409
Less allowance for excess and obsolete inventories	(47)	(107)

	$1,536	$1,769

     The Company has included the net book value of inventories of Nascobal, Ethamolin and Glofil-125 as of September 30, 2005 totaling $249,000 in assets held for sale on the accompanying Consolidated Balance Sheet. As described in Note 15 – Sale of Nascobal, Ethamolin, and Glofil-125, the Company sold these products on October 17, 2005. All product inventories were included in the purchase price for these products.
6. INTANGIBLE ASSETS
     Goodwill no longer subject to amortization amounted to $299,000 at September 30, 2005 and December 31, 2004. The Company performed an impairment test of goodwill (including assembled workforce) during the quarter ended December 31, 2004, which resulted in an impairment charge of $180,000 related to the assembled workforce. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment tests or more frequently if indicators of potential impairment exist. As of September 30, 2005, no indicators of potential impairment existed.
     The Company has included the net book value of the intangible asset purchased technology as of September 30, 2005 totaling $14.0 million in assets held for sale on the accompanying Consolidated Balance Sheet. Purchased technology at September 30, 2005 includes the $14.2 million cost to acquire Nascobal in June 2003 and the $2.0 million paid by the Company in February 2005 related to the transfer of the New Drug Application (“NDA”) for the Nascobal nasal spray from Nastech Pharmaceutical Company Inc. (“Nastech”), less accumulated amortization of $2.2 million. The Nascobal purchased technology was amortized over its estimated life of 15 years through September 30, 2005. As described in Note 15 – Sale of Nascobal, Ethamolin, and Glofil-125, the Company sold Nascobal on October 17, 2005, which will result in recording the net book value of the Nascobal purchased technology as part of the gain on sale of the Company’s non-core products.
7. CONVERTIBLE DEBENTURES
     In March 2002, the Company issued $4.0 million of 8% convertible debentures to SF Capital Partners Ltd. (“SFCP”), and Defiante Farmaceutica Lda (“Defiante”), a wholly-owned subsidiary of Sigma-Tau Finanziaria SpA (“Sigma-Tau”), a significant shareholder and affiliate of the Company. Sigma-Tau beneficially owned approximately 26% of the Company’s outstanding common stock as of September 30, 2005. The Company paid interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures were convertible into 2,531,644 shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications).
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

8. SECURED PROMISSORY NOTE
     In July 2004, the Company issued a $2.2 million secured promissory note to Defiante. The interest rate on the note was 9.83% per annum. Repayment of the note consisted of interest only for the first twelve months, with monthly principal and interest payments thereafter through August 2008. The note was secured by the Nascobal intellectual property including the NDA for the spray formulation.
     As described in Note 15 – Sale of Nascobal, Ethamolin, and Glofil-125, the Company paid off the total outstanding principal and accrued interest of $2.1 million on October 17, 2005 in connection with the sale of Nascobal.
9. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
10. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
     Basic and diluted net loss per share applicable to common shareholders is based on net loss applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately for the periods ended September 30, 2005 and 2004 as, due to the Company’s net loss position, it is anti-dilutive. If the Company had net income per share applicable to common shareholders of $0.01 or greater for the three and nine month periods ended September 30, 2005, then shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding options to purchase 6,482,853 common shares, 11,053,930 convertible preferred shares, placement unit options for 127,679 common shares and warrants to purchase 4,539,407 common shares.
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
12. SERIES B CONVERTIBLE PREFERRED STOCK
     In January 2003, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10.0 million. Net of issuance costs, the proceeds to the Company were $9.4 million. Of the original $10.0 million stated value, Series B Convertible Preferred Stock having a stated value of $1.6 million has been converted into common stock, resulting in a stated value of $8.4 million for Series B Convertible Preferred Stock as of September 30, 2005.

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
     As a result of the extension of the warrant expiration date, the Company revalued the warrants issued to the Series B Preferred Stockholders, resulting in an incremental value of $84,000 which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3.9%; an expiration date of January 15, 2008; volatility of 59% and a dividend yield of 0%. In connection with the revaluation, in March 2005 the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the nine months ended September 30, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.
     In July 2005, shares of the Company’s Series B Preferred Stock with a stated value of $25,000, less prepaid stock dividends of $1,400, were converted into 25,027 shares of common stock.
13. RELATED PARTY TRANSACTIONS
     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., and its successor, Sigma-Tau Pharmaceuticals Inc. (“Sigma-Tau Pharmaceuticals”), a private company owned in part by the major shareholders of Sigma-Tau. The promotion agreement expired in January 2005, in accordance with its terms. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product directly to customers at its cost and expense, subject to certain expense reimbursements. The Company did not accept returns of VSL#3. There was no VSL#3 revenue for the quarter ended September 30, 2005, as the agreement expired in January 2005, and minimal revenue for the nine month period ended September 30, 2005. An access fee to Sigma-Tau Pharmaceuticals was calculated quarterly, which varied based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances and is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recorded a cost reimbursement of $44,000 in the nine months ended September 30, 2005, which reduced selling, general and administrative expense. The Company recorded an expense of $258,000 related to the VSL#3 access fee in the nine months ended September 30, 2004. During the nine months ended September 30, 2005 and 2004, the Company paid $79,000 and $379,000, respectively, to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product.
14. COMPREHENSIVE INCOME (LOSS)
     For the three and nine month periods ended September 30, 2005 and 2004, net loss was the same as comprehensive loss.

15. SALE OF NASCOBAL, ETHAMOLIN AND GLOFIL-125
     On October 17, 2005 (the “Closing Date”), the Company sold its Nascobal, Ethamolin and Glofil-125 product lines (the “Product Lines”) to QOL Medical LLC (“QOL”) pursuant to an Asset Purchase Agreement (the “Agreement”) between the Company and QOL executed as of the same date. Pursuant to the Agreement, QOL paid the Company an aggregate purchase price of $28.3 million and assumed the potential obligation to pay $2.0 million to Nastech upon the issuance by the U.S. Patent and Trademark Office of a patent on Nascobal nasal spray. Of the $28.3 million aggregate proceeds from the transaction, $2.1 million was paid to Defiante, to satisfy in full all amounts outstanding on the Closing Date under the promissory note issued by the Company on July 31, 2004, in favor of Defiante. In addition, $2.0 million was paid to Nastech, the prior owner of Nascobal, and the Company’s supplier of Nascobal product, as an inducement for Nastech to provide additional intellectual property and contractual rights to QOL and for Nastech to consent to the assignment to QOL of its supply agreement and its asset purchase agreement with the Company. After these payments, other transaction costs and expenses, and estimated federal and state income taxes, the Company’s net proceeds from the transaction are estimated to be approximately $22.2 million. The Company intends to use the net proceeds from the transaction to further its previously announced strategy to focus on products that treat diseases and disorders of the central nervous system, for working capital and for other general corporate purposes. The Company estimates a net gain from the sale of the Product Lines of approximately $10.0 million. Pursuant to the terms of the Agreement, the Company made certain representations and warranties concerning the Product Lines and the Company’s authority to enter into the Agreement and consummate the transactions contemplated thereby. The Company also made certain covenants which survived the Closing Date, including a covenant not to operate a business that competes, on a worldwide basis, with the Product Lines for a period of six years from the Closing Date. In the event of a breach of the representations, warranties or covenants made by the Company, QOL will have the right, subject to certain limitations, to seek indemnification from the Company for any damages that it has suffered as result of such breach.
     The following Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2005 has been prepared as if the disposition of the Product Lines occurred on September 30, 2005. The following Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2005 has been prepared as if the disposition of the Product Lines occurred on January 1, 2005. The unaudited pro forma financial information was prepared in accordance with Article 11 of the United States Securities and Exchange Commission Regulation S-X. The historical pro forma financial information as of September 30, 2005 and for the nine months ended September 30, 2005 was derived from the financial statements included in this Quarterly Report on Form 10-Q. The unaudited pro forma financial information should be read in conjunction with this report. The unaudited pro forma financial information and the related notes are provided for information purposes only and do not purport to be indicative of the results which would have been obtained had the Product Lines been sold on the dates indicated or which may be expected to occur in the future. The operating results of the Product Lines for the nine months ended September 30, 2005 represent the revenues and directly related expenses only of the Product Lines and do not purport to represent all the costs, expenses and results associated with a stand alone, separate company. In accordance with Article 11 of Regulation S-X, the Unaudited Pro Forma Condensed Consolidated Statements of Operations reflect only the pro forma impacts of the disposition of the Product Lines to the Company’s continuing operations and exclude the impact of the estimated non-recurring gain and income taxes on the sale of the Product Lines. The estimated gain and income taxes were considered in the determination of the pro forma accumulated deficit as of September 30, 2005 as presented on the Unaudited Pro Forma Condensed Consolidated Balance Sheet and further disclosed in note (F) of the Notes To Unaudited Pro forma Condensed Consolidated Financial Statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(in thousands, except share amounts)

		Pro Forma
	Historical	Adjustments	Notes		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$4,341	$22,250	(A	)	$26,591
Accounts receivable, net	1,983	—			1,983
Inventories, net	1,536	—			1,536
Prepaid expenses and other current assets	1,341	—			1,341
Assets held for sale, net	14,203	(14,203)	(B	)	—

Total current assets	23,404	8,047			31,451
Property and equipment, net	486	—			486
Goodwill	299	—			299
Deposits and other assets	731	—			731

Total assets	$24,920	$8,047			$32,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$837	$—			$837
Accrued compensation	649	—			649
Sales-related reserves	2,570	500	(C	)	3,070
Other accrued liabilities	495	23	(D	)	518
Short-term debt and current portion of long-term debt and capital lease obligation	692	(692)	(D	)	—

Total current liabilities	5,243	(169)			5,074
Long-term debt and long-term portion of capital lease obligation	1,508	(1,508)	(E	)	—
Other non-current liabilities	914	29	(E	)	943
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding (aggregate liquidation preference of $10,000)	5,081	—			5,081
Shareholders’ equity:
Preferred stock, no par value, 8,375 Series B shares issued and outstanding, net of issuance costs (aggregate liquidation preference of $8,375)	7,553	—			7,553
Common stock, no par value, 105,000,000 shares authorized; 52,875,815 shares issued and outstanding	89,360	—			89,360
Deferred compensation	(6)	—			(6)
Accumulated deficit	(84,733)	9,695	(F	)	(75,038)

Total shareholders’ equity	12,174	9,695			21,869

Total liabilities and shareholders’ equity	$24,920	$8,047			$32,967

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands, except per share amounts)

		Pro Forma
	Historical	Adjustments	Notes		Pro Forma
Revenues:
Net product sales	$12,346	$(5,299)	(G	)	$7,047
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	2,297	(785)	(H	)	1,512
Selling, general and administrative	7,140	(112)	(I	)	7,028
Research and development	1,597	(415)	(I	)	1,182
Depreciation and amortization	953	(805)	(J	)	148

Total operating costs and expenses	11,987	(2,117)			9,870

Income (loss) from operations	359	(3,182)			(2,823)
Non-cash amortization of deemed discount on convertible debentures	(108)	—			(108)
Interest income	87	582	(K	)	669
Interest expense	(247)	144	(L	)	(103)
Other income, net	6	—			6
Rental income, net	181	—			181

Net income (loss)	278	(2,456)			(2,178)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	84	—			84
Dividends on Series B Preferred Stock	504	—			504

Net loss applicable to common shareholders	$(310)	$(2,456)			$(2,766)

Basic and diluted net loss per share applicable to common shareholders	$(0.01)	$(0.04)			$(0.05)

Shares used in computing basic and diluted net loss per share applicable to common shareholders	52,236	52,236			52,236

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A) The pro forma net cash adjustment totaled $22.2 million. This represented the aggregate proceeds of $28.3 million from the sale of the Product Lines offset by the pay-off by the Company of $2.2 million in outstanding debt as of September 30, 2005 that was collateralized by the Nascobal product rights, a $2.0 million payment by the Company to Nastech related to the assumption by QOL of the supply agreement to manufacture Nascobal, estimated deal related costs of $1.6 million, and estimated federal and state income taxes of $300,000.
(B) The Company classified the net book value of inventories of the Product Lines and Nascobal purchased technology of $249,000 and $14.0 million, respectively, as assets held for sale as of September 30, 2005. These assets were eliminated for pro forma purposes.
(C) In connection with the sale of the Product Lines, the Company is responsible for all Medicaid rebates and government chargebacks on sales of the Product Lines by the Company through October 17, 2005. The Company is responsible for product returns on sales of the Product Lines by the Company through October 17, 2005, but only to the extent of actual returns of the Product Lines through January 31, 2006. Subsequent to October 17, 2005, the Company no longer has access to inventories of the Product Lines to facilitate product replacements under the Company’s product replacement policy. As a result, credit will be provided on all returns of the Product Lines through January 31, 2006. As of September 30, 2005, the Company had product replacement and returns reserves related to the Product Lines of $576,000. The Company estimates that the amount of credit issued on the Product Lines will be approximately $500,000 greater than the amounts accrued in the Company’s product replacement and credit memorandum reserves.
(D) In connection with the sale of the rights to Nascobal, the Company paid-off the current and long-term portions of the Company’s $2.2 million outstanding debt as of September 30, 2005 that was collateralized by the Nascobal product rights of which $669,000 was included in current liabilities as of September 30, 2005. In addition, for pro forma purposes, the Company reclassified the current portion of its other short-term debt and capital lease obligation of $23,000 to other accrued liabilities.
(E) In connection with the sale of the rights to Nascobal, the Company paid-off the current and long-term portions of the Company’s $2.2 million outstanding debt as of September 30, 2005 that was collateralized by the Nascobal product rights of which $1.5 million was classified as long-term debt as of September 30, 2005. In addition, for pro forma purposes, the Company reclassified the long-term portion of its other long-term debt and capital lease obligation of $29,000 to other non-current liabilities.
(F) Accumulated deficit as of September 30, 2005 decreased for pro forma purposes by $9.7 million resulting from an estimated $10.0 million pre-tax gain on the sale of the Product Lines, assuming for pro forma purposes that the Product Lines were sold on September 30, 2005, less estimated federal and state income taxes of $300,000. The pre-tax gain on the sale of the Product Lines represented the aggregate proceeds of $28.3 million less the $2.0 million payment to the manufacturer of Nascobal, net purchased technology of $14.0 million as of September 30, 2005, net inventories of 249,000 as of September 30, 2005, the pro forma product returns reserve adjustment of $500,000, and estimated deal related costs of $1.6 million. The estimated income taxes result from the limitation of the use of the Company’s net operating loss carry forwards when calculating alternative minimum taxable income.
(G) The Company had net product sales of $5.3 million related to the Product Lines for the nine months ended September 30, 2005 that was eliminated for pro forma purposes.
(H) The Company had cost of product sales of $785,000 related to the Product Lines for the nine months ended September 30, 2005 that was eliminated for pro forma purposes.
(I) The Company had selling, general, and administrative expenses and research and development costs directly related to the Product Lines of $527,000 during the nine months ended September 30, 2005 that were eliminated for pro forma purposes.
(J) The Company had product rights amortization of $805,000 related to the Product Lines for the nine months ended September 30, 2005 that was eliminated for pro forma purposes.
(K) The Company recorded a pro forma adjustment to interest income of $582,000 for the nine months ended September 30, 2005 assuming the transactions described herein and the Company’s average risk free interest rate of 2.8% for the nine months ended September 30, 2005.

(L) In connection with the sale of the rights to Nascobal, the Company paid-off the current and long-term portions of the Company’s $2.2 million outstanding debt as of September 30, 2005 that was collateralized by the Nascobal product rights and eliminated interest expense related to this debt of $144,000 for the nine months ended September 30, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, including Item 1 “Business of Questcor,” “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.
Overview
     We are a specialty pharmaceutical company that focuses on developing and commercializing novel therapeutics for the treatment of neurological disorders. We focus on the treatment of diseases and disorders of the central nervous system (“CNS”), which are served by a limited group of physicians such as neurologists. Our strategy is to acquire pharmaceutical products that we believe have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement our therapeutic focus on neurology and can be acquired at a reasonable valuation relative to our cost of capital. During the three and nine month periods ended September 30, 2005, we owned and distributed four products in the United States:
•	H.P. Acthar Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component including the treatment of flares associated with multiple sclerosis (“MS”) and is also commonly used in treating patients with infantile spasm;

•	Nascobal, a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies including Vitamin B-12 deficiencies associated with Crohn’s disease, gastric bypass surgery and MS;

•	Ethamolin, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and

•	Glofil-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function.
     In January 2005, our agreement to promote and sell VSL#3 expired in accordance with its terms.
     Our strategy, which we announced in April 2005, is to focus on developing and commercializing products that treat CNS diseases and disorders. As part of this strategy, we are initially focusing our promotional efforts on Acthar, our neurological product. We also intend to pursue the licensing and acquisition of products that are consistent with our focus on neurology. In addition, we intend to develop new products that have the potential to address significant unmet medical needs in the CNS field, using both our own intellectual property and intellectual property licensed from other companies. In connection with this strategy, on October 17, 2005, we sold our non-core products Nascobal, Ethamolin, and Glofil-125 for aggregate proceeds of $28.3 million. Further details regarding the sale of these products are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 – Sale of Nascobal, Ethamolin, and Glofil-125 of the accompanying Notes to Consolidated Financial Statements.
     Consistent with our prior focus on sales and marketing, our spending on research and development activities to date is modest. Expenses incurred for the Acthar manufacturing site transfer and medical and regulatory affairs are classified as Research and Development Expenses in the accompanying unaudited Consolidated Statements of Operations. We expect our research and development spending to increase in the future as we implement our new strategy. We have entered into agreements with pharmaceutical and biotechnology companies to further the development of certain acquired technology. In June 2002, we signed a definitive License Agreement with Fabre-Kramer Pharmaceuticals, Inc. (“Fabre-Kramer”), whereby we granted Fabre-Kramer exclusive worldwide rights to develop and commercialize HypnostatTM (intranasal triazolam for the treatment of insomnia) and PanistatTM (intranasal alprazolam for the treatment of panic disorders). We have a development agreement with Rigel Pharmaceuticals, Inc. of South San Francisco, California for our antiviral drug discovery program, and a development agreement with Dainippon Pharmaceuticals Co., Ltd. of Osaka, Japan for our antibacterial program.
     We have incurred an accumulated deficit of $84.7 million at September 30, 2005. At September 30, 2005, we had $4.3 million in cash and cash equivalents. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, prescription demand for our products, inventory levels of our products at wholesalers, timing of expiration of our products, shipment of replacement product under our product exchange policy, future credit memoranda to be issued under our credit memoranda policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, and the establishment of strategic alliances and corporate partnering arrangements.
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
     We have a product exchange policy, effective for product lots released prior to June 1, 2004, in which we ship replacement product for expired product returned to us within six months after expiration. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. A reserve for estimated returns on shipments of product lots released and shipped prior to June 1, 2004 has been recorded as a liability in the amount of $128,000 as of September 30, 2005. This reserve reflects an estimate of future product replacements, applied to the quantity of product shipped from lots subject to the product exchange policy. The reserve will be reduced as future product replacements occur, with an offset to product inventories.
     During the second quarter of 2004 we implemented a transition plan for expired product returns from the product exchange policy to a credit memoranda policy for the return of expired product within six months after the expiration date. Expired product returned from lots released after May 31, 2004 is subject to a credit memoranda policy in which a credit memoranda will be issued for the original purchase price of the returned product. A reserve for the sales value of estimated returns on shipments of product lots released and shipped after May 31, 2004 has been recorded as a liability in the amount of $2.0 million as of September 30, 2005 with a corresponding reduction in gross product sales. This reserve reflects an estimate of future credit memoranda to be issued, applied to the quantity of product shipped from lots subject to the credit memoranda policy. The reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable. Total sales-related reserves increased to $2.6 million at September 30, 2005 from $1.7 million at December 31, 2004. The increase in total sales-related reserves includes an increase of $899,000 for reserves recorded under our credit memoranda policy in the first nine months of 2005.
     In estimating returns for each product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil-125, which is not subject to our product return policy), and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. For Glofil-125, we accept no returns for expired product. We routinely assess our historical experience including customers’ compliance with our product exchange policy, and we adjust our reserves as appropriate.
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
     In connection with the sale of Nascobal, Ethamolin and Glofil-125, we are responsible for all Medicaid rebates and government chargebacks on our sales of these products through October 17, 2005. We are responsible for product returns on our sales of these products through October 17, 2005, but only to the extent of actual returns of these products through January 31, 2006. Subsequent to October 17, 2005, we no longer have access to Nascobal and Ethamolin product inventories to facilitate product replacements under our product replacement policy. As a result, credit will be provided on all returns of these products through January 31, 2006. The difference between the amount of credit issued on the divested products and the amounts accrued in our product replacement and credit memorandum reserves will be considered in the determination of the computed gain on the sale of the divested products. As of September 30, 2005, we had product replacement and returns reserves related to these products of $576,000.
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
Intangible Assets
     As of September 30, 2005, we have intangible assets related to purchased technology and goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets with no definitive lives for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including the intangible assets. If the fair value is greater than the carrying amount, then no impairment is indicated. As of September 30, 2005, no impairment has been indicated.
Results of Operations
Three months ended September 30, 2005 compared to the three months ended September 30, 2004:
Total Revenues

	Three Months Ended
	September 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Net product sales	$3,558	$3,869	$(311)	(8)%
     Total revenues for the quarter ended September 30, 2005, which consisted of net product sales only, decreased $311,000, or 8%, from the quarter ended September 30, 2004. Third quarter 2004 net product sales included $372,000 in net product sales of VSL#3. There were no VSL#3 net product sales for the third quarter of 2005, as our promotion agreement with Sigma-Tau Pharmaceuticals expired in January 2005. Third quarter 2005 net product sales of Acthar were $2.0 million, which increased $39,000, or 2%, as compared to net product sales in the third quarter of 2004. The increase in net product sales of Acthar consisted of a 16% increase in average selling price offset by a 14% decline in units sold. Net product sales for the three months ended September 30, 2005 included $1.6 million of net product sales related to the divested products.
     We review the amount of inventory of our products at the wholesale level in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in net product sales due to the timing of shipments, changes in wholesaler inventory levels, expiration dates of products sold, the timing of replacement units shipped under our product exchange policy, the impact of reserves provided for under our credit memoranda policy and the allocation of promotional efforts.
Cost of Product Sales
     Cost of product sales for the quarter ended September 30, 2005 decreased $321,000, or 38%, to $522,000 from $843,000 for the quarter ended September 30, 2004. Cost of product sales as a percentage of net product sales was 14.7% for the quarter ended September 30, 2005, as compared to 21.8% for the quarter ended September 30, 2004. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and write-offs of excess or obsolete inventory. The decrease in cost of product sales and our improvement in product margin is primarily due to a decrease in (a) material, shipping and other costs of $183,000 resulting from the expiration of the VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals in January 2005, (b) product replacement costs of $62,000 resulting from product shipments in the third quarter of 2005 that were subject to our credit memoranda return policy, rather than our product replacement policy, (c) Acthar royalties of $67,000 resulting from the inclusion of our credit memo returns reserves as an offset in computing net sales subject to royalties, and (d) distribution costs of $38,000 resulting from a contractual offset to our third quarter 2005 distribution fees due to one of our wholesalers. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar. Cost of product sales for the three months ended September 30, 2005 included $223,000 of direct product costs related to the divested products.

Selling, General and Administrative

	Three Months Ended
	September 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$2,298	$3,415	$(1,117)	(33)%
     Selling, general and administrative expenses for the quarter ended September 30, 2005 decreased $1.1 million from the quarter ended September 30, 2004. The decrease was primarily due to $920,000 in severance-related charges in the third quarter of 2004 associated with the departure of our former Chief Executive Officer, lower salaries and related expenses in 2005 resulting from personnel changes and the realignment of the sales force, and a $145,000 reduction in access fees and other direct operating costs related to the promotion of VSL#3 resulting from the expiration of the promotion agreement with Sigma-Tau Pharmaceuticals in January 2005. The decreases were partially offset by higher professional fees as compared to the quarter ended September 30, 2004.
Research and Development
     Research and development expenses for the quarter ended September 30, 2005 were $536,000, an increase of $14,000 as compared to $522,000 for the quarter ended September 30, 2004. The costs included in research and development relate primarily to our medical and regulatory affairs compliance activities and manufacturing site transfers. Research and development expenses for the three months ended September 30, 2005 included $138,000 of direct expenses related to the divested products.
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
Depreciation and Amortization
     Depreciation and amortization expense for the quarter ended September 30, 2005 increased to $319,000 from $306,000 for the quarter ended September 30, 2004. This increase was due primarily to the amortization of the $2.0 million we paid to Nastech in February of 2005 upon the approval of the NDA for Nascobal nasal spray. The Nascobal purchased technology is being amortized over 15 years. Depreciation and amortization expense for the three months ended September 30, 2005 included $277,000 of amortization expense related to the divested products.
Other Income and Expense Items

	Three Months Ended
	September 30,		Increase/
	2005	2004	(Decrease)
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$—	$(130)	$130
Interest income	29	24	5
Interest expense	(38)	(118)	80
Other income	5	5	—
Rental income, net	67	70	(3)
     We did not record any non-cash amortization of deemed discount on convertible debentures for the quarter ended September 30, 2005 as compared to $130,000 for the quarter ended September 30, 2004. The deemed discount was fully amortized as of March 15,

2005 when the convertible debentures were scheduled to mature. The convertible debentures were issued in March 2002. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the quarter ended September 30, 2005 increased by $5,000 from the quarter ended September 30, 2004. The increase was primarily due to higher interest rates in the third quarter of 2005 compared to the same period in 2004. Interest expense for the quarter ended September 30, 2005 decreased by $80,000 from the quarter ended September 30, 2004. The decrease was due to the redemption of our convertible debentures in April 2005. Interest expense for the three months ended September 30, 2005 consists of interest expense on the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda, in July 2004. The promissory note was paid off on October 17, 2005 in connection with the sale of our non-core products.
     Rental income, net, for the quarter ended September 30, 2005 decreased by $3,000 from the quarter ended September 30, 2004. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. We have been notified by our tenant that they will be vacating the Hayward facility on July 31, 2006. We are beginning the process to search for a new tenant. We are obligated to pay rent on this facility of $6.0 million through 2012.
Series B Preferred Stock Dividends
     Preferred Stock dividends of $168,000 for each of the quarters ended September 30, 2005 and 2004 represent the 8% dividend paid quarterly to our Series B Preferred Stockholders. The dividend for the quarters ended September 30, 2005 and 2004 were paid in common stock and cash, respectively. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006. The dividend rate increases to 10% on January 1, 2006.
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:
Total Revenues

	Nine Months Ended
	September 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Net product sales	$12,346	$13,107	$(761)	(6)%
     Total revenues for the nine months ended September 30, 2005, which consisted of net product sales only, decreased $761,000, or 6%, from the nine months ended September 30, 2004. Net product sales for the nine months ended September 30, 2004 included $1.1 million in net product sales of VSL#3. Net product sales of VSL#3 were $71,000 during the nine months ended September 30, 2005, as our promotion agreement with Sigma-Tau Pharmaceuticals expired in January 2005. Net product sales of Acthar during the nine months ended September 30, 2005 were $7.0 million, which increased $1.8 million, or 35%, as compared to net product sales in the same period of 2004. The increase in net product sales of Acthar consisted of a 15% increase in average selling price and a 25% increase in units sold offset by an increase in Acthar sales reserves to 21% of gross sales during the nine months ended September 30, 2005 from 16% for the same period in 2004. The increase in Acthar sales reserves as a percent of gross sales was due to an increase in the credit memo returns reserve as lots of Acthar transitioned from our product replacement policy and an increase in the Acthar Medicaid rebate reserve resulting from our price increases in 2005. Net product sales for the nine months ended September 30, 2005 included $5.3 million of net product sales related to the divested products.
Cost of Product Sales
     Cost of product sales for the nine months ended September 30, 2005 decreased $363,000, or 14%, to $2.3 million from $2.7 million for the nine months ended September 30, 2004. Cost of product sales as a percentage of net product sales was 19% for the nine months ended September 30, 2005 as compared to 20% for the same period in 2004. The decrease in cost of product sales and our improved product margin was primarily due to decreases in direct material and shipping related costs of approximately $463,000 as a result of the expiration of the VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals in January 2005 and product replacement costs of $87,000 resulting from product shipments during the nine months ended September 30, 2005 that were subject to our credit memoranda return policy, rather than our product replacement policy, offset by an increase of $240,000 for routine product quality control and assurance activities, primarily related to Acthar. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs, which we anticipate could decrease our gross margin on Acthar. Cost of product sales for the nine months ended September 30, 2005 included $785,000 of direct product costs related to the divested products.
Selling, General and Administrative

	Nine Months Ended
	September 30,			%
	2005	2004	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$7,140	$8,958	$(1,818)	(20)%
     Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased $1.8 million from the nine months ended September 30, 2004. The decrease was primarily due to $920,000 in severance-related charges in the third quarter of 2004 associated with the departure of our former Chief Executive Officer, lower salaries and related expenses in 2005 resulting from personnel changes and the realignment of our sales force, and a $512,000 reduction in access fees and other direct operating costs related to the promotion of VSL#3 resulting from the expiration of the promotion agreement with Sigma-Tau Pharmaceuticals in January 2005. Selling, general and administrative expenses for the nine months ended September 30, 2005 included $112,000 of direct expenses related to the divested products.
Research and Development
     Research and development expenses for the nine months ended September 30, 2005 were $1.6 million, an increase of $76,000 as compared to $1.5 million for the nine months ended September 30, 2004. The increase as compared to the same period in 2004 was due primarily to increased regulatory fees, patent-related legal fees and consulting costs, offset by decreased Acthar manufacturing site transfer costs. Research and development expenses for the nine months ended September 30, 2005 included $415,000 of direct expenses related to the divested products.
Depreciation and Amortization
     Depreciation and amortization expense for the nine months ended September 30, 2005 increased to $953,000 from $905,000 for the nine months ended September 30, 2004, primarily due to the amortization of the $2.0 million we paid to Nastech in February of 2005 upon the approval of the NDA for Nascobal nasal spray. The Nascobal purchased technology is being amortized over 15 years. Depreciation and amortization expense for the nine months ended September 30, 2005 included $805,000 of amortization expense related to the divested products.
Other Income and Expense Items

	Nine Months Ended
	September 30,		Increase/
	2005	2004	(Decrease)
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$(108)	$(392)	$284
Interest income	87	48	39
Interest expense	(247)	(282)	35
Other income	6	8	(2)
Rental income, net	181	212	(31)
     Non-cash amortization of deemed discount on convertible debentures for the nine months ended September 30, 2005 decreased by $284,000 from the nine months ended September 30, 2004, due to the deemed discount being fully amortized as of March 15, 2005, when the convertible debentures were scheduled to mature. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the nine months ended September 30, 2005 increased by $39,000 from the nine months ended September 30, 2004. The increase was primarily due to higher cash balances during the first quarter of 2005 and higher interest rates in the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2005 decreased by $35,000 from the nine months ended September 30, 2004. Interest expense consists primarily of interest on our convertible debentures and on the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda, in July 2004. The decrease was primarily due the decrease in interest expense on the convertible debentures redeemed in April 2005, partially offset by an additional six months of interest in 2005 on the $2.2 million promissory note. We paid-off the outstanding balance of the promissory note on October 17, 2005 in connection with the sale of our non-core products. Interest expense for the nine months ended September 30, 2005 included $144,000 of interest on the promissory note that was paid off on October 17, 2005.
     Rental income, net, for the nine months ended September 30, 2005 decreased by $31,000 from the nine months ended September 30, 2004. The decrease in rental income, net, relates primarily to a sublease that was not renewed on our building in Carlsbad, California. Rental income, net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. We have been notified by our tenant that they will be vacating the Hayward facility on July 31, 2006. We are beginning the process to search for a new tenant. We are obligated to pay rent on this facility of $6.0 million through 2012.
Series B Preferred Stock Dividends
     Preferred Stock dividends of $504,000 and $508,000 for the nine months ended September 30, 2005 and 2004, respectively, represent the 8% dividends paid quarterly to our Series B Preferred Stockholders. The dividends for the nine months ended September 30, 2005 and 2004 were paid in common stock and cash, respectively. The dividend rate increases to 10% on January 1, 2006.
     The non-cash deemed dividend of $84,000 for the nine months ended September 30, 2005 is related to the revaluation of the warrants issued to the Series B Preferred Stockholders, which resulted in an incremental value of $84,000 that decreased the carrying value of the preferred stock. In connection with the revaluation, the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the nine months ended September 30, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.
Liquidity and Capital Resources
     We have funded our activities to date principally through various issuances of equity securities and debt. We have also funded our activities to date to a lesser extent through product sales. In addition, we expect to generate net cash proceeds of approximately $22.2 million from the sale of our non-core products.
     At September 30, 2005, we had cash and cash equivalents of $4.3 million compared to $8.7 million at December 31, 2004. The decrease in our cash balance is due primarily to the redemption of our convertible debentures in cash totaling $4.0 million in April 2005. At September 30, 2005, our working capital was $18.2 million compared to $5.1 million at December 31, 2004. The increase in our working capital was principally due to the classification of $14.0 million of net purchased technology as of September 30, 2005 within assets held for sale, which represents the purchased technology associated with our Nascobal product that we sold in October 2005. This increase was offset by the $2.0 million payment we made to Nastech upon approval of the NDA for the Nascobal spray in February 2005.
     As of March 31, 2005, we had 8% convertible debentures with a face value of $4.0 million outstanding, $2.0 million issued to Defiante, and $2.0 million issued to SF Capital Partners Ltd. (“SFCP”), an institutional investor. Under the original terms of the debentures, we could redeem SFCP’s debenture at maturity for stock, subject to certain limitations, and we could redeem Defiante’s debenture for stock at maturity, provided the market price of our common stock at the time of redemption was greater than $1.50 per share (representing the five day average closing sale price of our common stock immediately prior to March 15, 2002). If the price of our common stock was not greater than $1.50 per share on March 15, 2005, we would have been required to pay $2.0 million in cash to Defiante to redeem the convertible debenture.
     The original maturity date of the debentures was March 15, 2005. On March 8, 2005, we entered into an amendment to the debenture with Defiante, extending the maturity date to April 15, 2005. On March 10, 2005, we entered into an amendment to the debenture with SFCP, extending the maturity date to April 15, 2005 and amending certain of the terms of our option to repay the SFCP debenture in shares of common stock at the maturity date. On April 15, 2005, we redeemed both convertible debentures in cash totaling $4.0 million, plus accrued interest.

     In connection with our acquisition of Nascobal, we also agreed to acquire the rights to Nascobal nasal spray, an alternative dosage form of Vitamin B-12. In February 2005, upon approval by the FDA of an NDA filed by Nastech in December 2003 for Nascobal nasal spray, Nastech was obligated to transfer the NDA to us, and we were obligated to pay $2.0 million to Nastech. We made the $2.0 million payment to Nastech in February 2005.
     In July 2004, we issued a $2.2 million secured promissory note to Defiante. We paid this note off on October 17, 2005 in connection with the sale of our non-core products. The note was secured by the Nascobal intellectual property including the NDA for the spray formulation. The note, bearing interest at 9.83% per annum, required interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008.
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
     In January 2003, we completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to various healthcare investors. Our gross proceeds from the private placement were $10.0 million. Net of issuance costs, our proceeds were $9.4 million. The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10.0 million and is entitled to a quarterly dividend at an initial rate of 8% per year, which will increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The dividends are paid in cash on a quarterly basis. In addition, on the occurrence of designated events the dividend rate will increase by an additional 6% per year.
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
     The Series B Preferred Stock is entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock is convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. To date, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends, net of prepaid dividends, of $16,000 have been converted into 1,749,939 shares of common stock. We have the right commencing on January 1, 2006 (assuming specified conditions are met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders have the right to require us to redeem the Series B Preferred Stock at 100% of its stated value ($8.4 million at September 30, 2005), together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contain a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock is generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. In June 2003, the exercise price of the warrants was adjusted to $0.9412 per share. In March 2005, the expiration date of the warrants was extended from January 2007 to January 2008. In January 2004 warrants to purchase 373,990 shares of common stock were surrendered as consideration, along with cash, for the issuance of 373,990 shares of common stock.
     Based on our internal forecasts and projections, we believe that our cash on hand at September 30, 2005 and the net cash generated from the sale of our non-core products will be sufficient to fund operations through at least September 30, 2006, unless a substantial portion of our cash is used for product acquisitions and our revenues are significantly less than we expect.

     Our future funding requirements will depend on many factors, including: our existing cash balance; the implementation of our business strategy; the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; the repositioning of our product portfolio; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; the timing and successful completion of the Acthar bioassay transfer; payment of dividends and compliance to prevent additional dividend events; any expansion or acceleration of our development programs or optional redemption events, and other factors.
     If our cash balance and our revenues are not sufficient to meet our obligations, or if we are unable to maintain compliance with certain covenants when applicable and thus avoid the payment of additional dividends of 6% to the holders of our Series B Convertible Preferred Stock, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset-based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
RISK FACTORS
   We have a history of operating losses and may never generate sufficient revenue to achieve profitability.
     We have a history of recurring operating losses. Our accumulated deficit through September 30, 2005 was $84.7 million, of which $222,000 and $1.5 million represented the net loss applicable to common shareholders for the three months ended September 30, 2005 and 2004, respectively, and $310,000 and $1.9 million represented the net loss applicable to common shareholders for the nine months ended September 30, 2005 and 2004, respectively. To date, our revenues have been generated principally from sales of Acthar, Nascobal, Ethamolin, Glofil-125, Inulin and VSL#3. In October 2005, we sold Nascobal, Ethamolin and Glofil-125, and accordingly we will no longer be selling such products. The promotion agreement for VSL#3 expired in January 2005, and we will no longer be selling VSL#3. We discontinued selling Inulin in September 2003. We do not expect Emitasol, Hypnostat or Panistat to be commercially available for a number of years, if at all.
     Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:
•	develop, finance and implement an effective promotional strategy for Acthar,

•	finance and acquire additional marketed products,

•	finance operations until consistent positive cash flows are achieved,

•	transfer the Acthar potency bioassay,

•	continue to receive product from our sole-source contract manufacturer on a timely basis and at acceptable costs,

•	continue to control our operating expenses, and

•	ensure customers’ compliance with our sales and product return policies.
     If we are unable to generate sufficient revenues from sales of Acthar, or if we are unable to contain costs and expenses, we may not achieve profitability and may ultimately be unable to fund our operations.
  If our revenues from product sales decline or fail to grow, we may not have sufficient revenues to fund our operations.
     We currently rely exclusively on sales of Acthar. We expect to continue to rely on sales of this product in the foreseeable future. We review external data sources to estimate customer demand for Acthar. In the event that demand for Acthar is less than our sales to wholesalers, excess inventory may result at the wholesaler level, which may impact future product sales. If the supply of Acthar available at the wholesale level exceeds the future demand, our future revenues from the sales of Acthar may be affected adversely.

     We monitor the amount of Acthar at the wholesale level as well as prescription data obtained from third party sources to help assess product demand. Although our goal is to actively promote Acthar, and we have no reason to believe that our promotion of Acthar will not be successful, we cannot predict whether the demand for Acthar will continue in the future or that we will continue to generate significant revenues from sales of Acthar. We may choose, in the future, to reallocate our sales and promotion efforts for Acthar which may result in a decrease in revenues from this product. If the demand for Acthar declines, or if we are forced to reduce the price, or if returns of expired products are higher than anticipated, or if we are forced to re-negotiate contracts or terms, or if our customers do not comply with our existing policies, our revenues from the sale of Acthar would decline. If the cost to produce Acthar increases, and we are unable to raise the price correspondingly, our gross margins on the sale of Acthar would decline. If our revenues from the sale of Acthar decline or fail to grow, our total revenues, gross margins and operating results would be harmed and we may not have sufficient revenues to fund our operations.
  Our business will be harmed if we are unable to implement our growth strategy successfully.
     Our growth strategy primarily includes the following components:
•	Initially focusing our promotional efforts on Acthar, our neurological product,

•	Acquiring additional pharmaceutical products that have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement our therapeutic focus on neurology and can be acquired at a reasonable valuation relative to our cost of capital, and

•	Developing new medications focused on our target markets through corporate collaborations.
     Any failure on our part to implement any or all of our growth strategies successfully would likely have a material adverse effect on our financial condition.
If we are unsuccessful in completing the Acthar potency bioassay transfer, we may be unable to meet the demand for Acthar and lose potential revenues.
     Any delays or problems associated with the transfer of the Acthar potency bioassay to a new contract laboratory could reduce the amount of the product that will be available for sale and adversely affect our operating results. We have selected a new contract laboratory to perform three bioassays associated with the release of API and finished goods. Two of these bioassays have been successfully transferred to the contract laboratory. We have experienced delays and cost overruns in the validation of the third assay, potency. ZLB has agreed to support Questcor through 2006 by continuing to conduct the potency testing and assist us on the potency assay transfer. Work on this assay transfer restarted in mid-2005. There can be no assurances that we will be successful in transferring this assay. If this laboratory is unable to validate this specific assay, we may be forced to find a new contractor to complete this work, which in turn could increase our costs substantially. If we are unable to validate the potency assay and receive FDA approval before the end of 2006, we will not be able to release API and finished goods and therefore we may not be able to meet the expected demand for Acthar.
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
     Acthar has an expiration date that is 18 months from date of manufacture. We will generally accept for exchange or credit pharmaceutical products returned within the six month period following the expiration date. We establish reserves for these exchanges or credit memoranda at the time of sale. There can be no assurance that we will be able to accurately forecast the reserve requirements needed to provide for exchanges or credit memoranda issued in the future. Although our estimates are reviewed quarterly for reasonableness, our product return activity could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves. Actual amounts could be significantly different from the estimates and such differences are accounted for in the period in which they become known.
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
     We anticipate that our capital resources based on our internal forecasts and projections will be adequate to fund operations and capital expenditures through at least September 30, 2006. If we experience unanticipated cash requirements and if revenues are less than we expect, we could be required to raise additional capital. Regardless, we may seek additional funds before the end of 2006, through public or private equity financing or from other sources. Additionally, we may seek to raise capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that additional funds can be obtained on desirable terms or at all.
     If revenues from product sales are less than we expect or if further capital resources are not available, or if such resources cannot be obtained on attractive terms to us, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:
•	existing product sales performance,

•	successfully implementing our growth strategy,

•	achieving better operating efficiencies,

•	maintaining customer compliance with our policies,

•	obtaining product from our sole-source contract manufacturers and completing the Acthar potency bioassay, and

•	acquiring or developing additional products.
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
     We rely on contract manufacturers to produce our marketed product, Acthar, and will likely do the same for other products that we may develop, commercialize or acquire in the future. Contract manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist.

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
     In fiscal year 2004, 81% of our gross product sales were derived from the three largest drug wholesalers. Two of these three wholesalers mandate a distribution fee for handling our products. If other wholesalers institute similar fees, or if such fees increase in magnitude in the future, our costs to distribute products will increase, and our gross profit margins will decline.
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
Our products may not be accepted by the market, which may result in lower future revenues as well as a decline in our competitive positioning.
     Acthar and any products that we successfully acquire or develop in the future, if approved for marketing, may never achieve market acceptance. These products, if successfully developed, will compete with drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize the products that we may develop or that our corporate partners may develop.
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
     As of September 30, 2005, Sigma-Tau Finanziaria SpA and its affiliates (“Sigma-Tau”) beneficially own, directly or indirectly, approximately 22% of the voting power of our outstanding voting capital stock, and they beneficially own approximately 26% of our outstanding common stock. Additionally, we have several other stockholders who own significant amounts of our voting capital stock, as reported on various Schedule 13D’s filed with the Securities and Exchange Commission. Accordingly, these stockholders, acting individually or together, could control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may, at a minimum, have the effect of delaying or preventing a change in the management or voting control of us by a third party. It may also place us in the position of having these large stockholders take control of us and having new management inserted and new objectives adopted.
If competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated.
     The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. For example, there are products on the market that compete with Acthar. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by competitors of ours, preventing us from obtaining this technology on favorable terms, or at all.
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
     If our competitors succeed in developing technologies and drugs that are more effective or less costly than any that we develop or acquire, our technology and future drugs may be rendered obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly than we will. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market specific products. We do not know if drugs resulting from the joint efforts of our existing or future collaborative partners will be able to compete successfully with our competitors’ existing products or products under development or whether we will obtain regulatory approval in the U.S. or elsewhere.
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
     In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations for fiscal years ending on or after July 15, 2007 regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment will require the commitment of significant financial and managerial resources. Although management believes that ongoing efforts to assess our internal control over financial reporting will enable management to provide the required report, and our independent auditors to provide the required attestation, under Section 404, we can give no assurance that such efforts will be completed on a timely and successful basis to enable our management and independent auditors to provide the required report and attestation in order to comply with SEC rules effective for us.
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
     The price of our common stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. Our stock price has ranged in value from $0.38 to $1.09 over the last two years. Any number of events, both internal and external to us, may continue to affect our stock price. These include, without limitation, the quarterly and yearly revenues and earnings or losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at September 30, 2005 has not changed materially from December 31, 2004, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.
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

QUESTCOR PHARMACEUTICALS, INC.

Date: November 14, 2005	By:	/s/ JAMES L. FARES

James L. Fares
President and Chief Executive Officer

	By:	/s/ GEORGE STUART

George Stuart
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.