Form 10-K
period 2005-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2006-03-30
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14758

Questcor Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0476164 (I.R.S. Employer Identification No.)
3260 Whipple Road Union City, California (Address of principal executive offices)	94587 (Zip Code)

Registrant’s telephone number, including area code:
(510) 400-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $22,705,407 as of June 30, 2005, based upon the last sales price of the Registrant’s Common Stock reported on the American Stock Exchange. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 17,282,349 shares held by directors, officers and shareholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2005. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of March 14, 2006 the Registrant had 54,672,385 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business

This Annual Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in any documents incorporated by reference herein or therein. When used in this Annual Report, the terms “Questcor,” “Company,” “we,” “our,” “ours” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.

Overview

We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). Our current commercial CNS product is H.P. Acthar Gel® (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also commonly used in treating patients with infantile spasm, an epileptic syndrome.

We announced our CNS strategy in April 2005. As part of this strategy, we intend to pursue the licensing and acquisition of additional CNS commercial products, the development of new products that have the potential to address unmet medical needs in the CNS field, using both our own intellectual property and intellectual property acquired or licensed from other companies, and selected opportunities to co-promote CNS commercial products of other pharmaceutical companies.

We have achieved the following objectives as part of our CNS strategy:

•	assembled an experienced management team with extensive specialty pharmaceutical and CNS experience,

•	divested our non-core product lines to provide capital to expand our business,

•	expanded our sales organization to effectively cover the nationwide audience of physicians who are current and potential high prescribers of Acthar and other products that treat CNS disorders, and

•	improved our capital structure by eliminating our outstanding debt and Series B Convertible Preferred Stock.

Our management team has extensive specialty pharmaceutical experience and experience in the CNS field. Our new management team consists of Mr. James L. Fares, our President and Chief Executive Officer, who joined us in February 2005, Mr. Steve Cartt, our Executive Vice President of Commercial Development, who joined us in March 2005, Mr. Craig Chambliss, our Vice President of Sales and Marketing, who joined us in May 2005, Mr. David Medeiros, our Vice President of Pharmaceutical Operations, who was appointed an officer in May 2005 and Mr. George Stuart, our Vice President of Finance and Chief Financial Officer, who joined us in September 2005.

In connection with our strategy to focus our efforts on promoting Acthar and building a CNS product portfolio, in October 2005 we sold our non-core pharmaceutical product lines Nascobal®, Ethamolin® and Glofil®-125 which resulted in net proceeds of $22.5 million. This transaction provides us with capital to help us expand our CNS product portfolio and fund our on-going operations. We are currently evaluating a number of potential opportunities to acquire, license, develop, and co-promote products for CNS disorders that will fit our capital structure and commercial infrastructure.

We have also expanded our sales organization from 15 to 40 field-based sales representatives and sales management personnel throughout the U.S. to effectively cover the nationwide audience of physicians who are current and potential high prescribers of Acthar and other products that treat CNS disorders. This sales force expansion allows us to concentrate more resources on our promotion of Acthar and provides the initial sales infrastructure to promote CNS products we may acquire, develop, or co-promote in the future. The expanded sales organization will be trained and fully deployed beginning with the second quarter of 2006.

We have completed several transactions that have improved our capital structure and financial position. During 2005, we retired $4.0 million of convertible debentures and $2.2 million in debt. In January 2006, we redeemed all of our outstanding Series B Convertible Preferred Stock for $7.8 million, which eliminated the Series B Convertible Preferred Stock from our capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. As a result of these transactions we no longer have any financial instruments that require interest or dividend payments or contain restrictive operating covenants. Our interest and dividends under these arrangements totaled $936,000, $1.1 million, and $1.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. We believe our improved financial position will allow us to concentrate our resources on implementing our CNS strategy and lower our cost of capital.

We believe we are now well positioned to increase demand for Acthar, invest in currently marketed products, and add development programs as we further our goal of building a leading CNS-focused specialty pharmaceutical company.

We have a registered trademark on H.P. Acthar® Gel. We also have an unregistered trademark on Emitasoltm, an intranasal form of metoclopromide, which is an antiemetic. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder.

Questcor resulted from a merger between Cypros Pharmaceutical Corporation and RiboGene, Inc. (“RiboGene”). The merger was completed on November 17, 1999. Our principal office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate internet address is www.questcor.com. We do not intend for the information contained on our website to be part of this Annual Report.

Strategy

We believe that our ability to focus our promotional, product acquisition and product development efforts exclusively on the development and commercialization of products that treat CNS diseases and disorders positions us for growth.

The key elements of our strategy include:

•	Increase sales of Acthar through targeted promotion. We seek to increase sales of Acthar by promoting to the nationwide audience of physicians who are current and potential high prescribers of Acthar through our expanded sales organization.

•	License, acquire, or co-promote additional commercial products. We seek to license, acquire, or co-promote additional commercial products that will (i) benefit from increased marketing efforts directed at neurologists and other select healthcare providers, (ii) leverage our existing sales infrastructure, (iii) complement our therapeutic focus on neurology, and (iv) ultimately improve our operating results.

•	Develop, acquire, or license new or improved formulations of prescription products. We seek to develop, acquire or license new or improved formulations of prescription products that will (i) complement our target therapeutic area and sales strategy (ii) generally be in the later stages of development, and (iii) require lower capital investment when compared to traditional pre-clinical development programs.

We intend to fund our strategic activities with cash generated from the divestment of non-core assets, operations, capital raised through the sale of equity on terms acceptable to us, corporate collaborations, or debt financings.

H.P. Acthar Gel

H.P. Acthar Gel is a natural source, highly purified preparation of the adrenal corticotropin hormone (“ACTH”), which we acquired in July 2001. Unlike synthetic ACTH, Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. It works by stimulating the adrenal cortex to secrete the natural endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances.

Acthar is used in a wide variety of conditions, including the treatment of infantile spasm (“IS”), periodic flares associated with MS, and various forms of arthritis, collectively called joint pain. Although the Food and Drug Administration (“FDA”)-approved package labeling does not mention IS, Acthar has been used to treat this condition. We believe IS is a disease with an unmet medical need requiring Acthar treatment. IS is an epileptic syndrome characterized by the triad of infantile spasm (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

The market for IS therapies has not changed much over the last several years. Acthar remains the treatment of choice; however, Acthar’s availability in the several years before our acquisition of the drug from Aventis Pharmaceuticals, Inc. (“Aventis,” now ZLB Behring) was very restricted. As such, many physicians used synthetic steroids and unapproved products. A symposium on IS, sponsored by the Child Neurology Society, discussed the fact that there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of IS. The proceedings of that symposium have been made available to all pediatric neurologists as a continuing medical education monograph.

Acthar is indicated for use in acute exacerbations of MS and is prescribed currently for patients that have MS and experience painful, episodic flares. We promote Acthar as an alternative to intravenous methylprednisolone, a corticosteroid, for the treatment of exacerbations of MS. Intravenous methylprednisolone is currently the treatment of choice for this indication. The primary advantage of Acthar in this setting is that it provides the patient with the freedom and convenience of intramuscular or subcutaneous administration at home, rather than the intravenous administration of methylprednisolone in an infusion clinic setting, without sacrificing efficacy or tolerability. Acthar has other labeled indications and uses in certain endocrine disorders, rheumatic disorders, collagen diseases, allergic states, ophthalmic diseases, respiratory diseases, hematologic disorders, neoplastic diseases, edematous states, and gastrointestinal diseases.

Acthar may be challenged by newer agents, such as synthetic corticosteroids, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasms) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Solu-Medrol, the primary competitive product to Acthar for the treatment of MS flare, is now available to patients after an announced shortage in 2003.

For the years ended December 31, 2005, 2004 and 2003, net product sales of Acthar were $8.4 million, $8.2 million and $8.0 million, respectively.

Drug Development

Our new strategy focuses on the acquisition, development, and co-promotion of products that treat CNS disorders. We intend to develop new or improved formulations of prescription products that complement our target therapeutic area of neurology and that may provide more convenient dosing, improved compliance, more consistent blood levels, and easier administration. We expect our development programs will primarily be in the later stages of development and require lower capital investment when compared to traditional pre-clinical development programs.

We also own other non-core technology, much of which we have licensed to others for further development and commercialization. We have licensed our antiviral drug discovery program to Rigel Pharmaceuticals, Inc. (“Rigel”). We may receive milestone payments or royalties should Rigel progress development and ultimately commercialize products using the licensed technology. However, to date, we have not received any milestone or royalty payments and there can be no assurance that we will receive any such payments in the future.

We have no current plans to further develop Emitasol. However, Emitasol was developed and approved for marketing in certain countries outside of the U.S. by corporate partners. We may receive royalties to the extent of any sales of Emitasol by our corporate partners. However, to date, royalty payments on sales of Emitasol have been minimal and there can be no assurance that we will receive any such payments in the future.

Manufacturing

Acthar is manufactured for us by approved contract manufacturers. In 2003, we transferred the Acthar final fill and packaging process from Aventis to our contract manufacturer, Chesapeake Biological Laboratories, Inc. (“CBL”), and produced our first lot of Acthar finished vials. This transfer was approved by the FDA in January 2004. Our agreement with CBL extends through 2008. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process from Aventis to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. The Acthar API manufacturing site transfer was approved by the FDA in June 2005. We have signed an agreement with BioVectra, which requires minimum production totaling $1.7 million during the term of the agreement. The agreement terminates on December 31, 2007 and includes two one-year extension options.

While we have received approval for the Acthar finished vials and API transfers to new contract manufacturers, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar has a labeled shelf life of 18 months from the date of manufacture.

We have selected a contract laboratory to perform two bioassays associated with the release of API and finished vials. These bioassays have been successfully transferred from Aventis (now ZLB Behring) to the contract laboratory, and were approved by the FDA in June 2005. We experienced delays and cost overruns in the transfer and validation of a third assay, potency. ZLB Behring agreed to perform any potency assays we required through 2006. In February 2006, we extended our agreement with ZLB Behring through 2011 and terminated the potency assay transfer project.

The transfer of manufacturing from Aventis to our new contract manufacturers is resulting in higher unit costs than the fixed-price manufacturing agreement with Aventis, which is decreasing our gross margins on sales of Acthar. There can be no assurance that any of our API or finished goods contract manufacturers will continue to meet our requirements for quality, quantity and timeliness or the FDA’s current good manufacturing practice (“cGMP”) requirements. Also, there can be no assurance our contract manufacturers will be able to meet all cGMP requirements, nor that lots will not have to be recalled with the attendant financial consequences to us.

Our dependence upon others for the manufacture of API or finished forms of Acthar, or for the manufacture of products that we may acquire or develop, may adversely affect the future profit margin on the sale of those products and our ability to develop and deliver products on a timely and competitive basis. We do not have substitute suppliers for Acthar although we strive to plan appropriately and maintain safety stocks of product to cover unforeseen events at manufacturing sites. In the event we are unable to manufacture our products, either directly or indirectly through others or on commercially acceptable terms, if at all, we may not be able to commercialize our products as planned.

Divested Product Lines

In connection with our strategy to focus our efforts on promoting Acthar and building a CNS product portfolio, on October 17, 2005 we sold our non-core pharmaceutical product lines Nascobal, Ethamolin and Glofil-125. Nascobal is a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin is an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil-125 is an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. Our net product sales of the divested product lines were $5.7 million, $8.8 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Effective October 18, 2005, our results of operations and cash flows excluded the net product sales and direct operating costs and expenses of the divested product lines.

Sales and Marketing

As of March 14, 2006, we had 36 field-based sales representatives, 4 field-based sales managers and 7 home office sales and marketing personnel to support the commercialization of Acthar. Our promotion and educational efforts for Acthar are focused on pediatric neurologists and on a subset of high potential neurologists dedicated to the treatment of multiple sclerosis in adults.

Acthar is approved for sale in the U.S. However, we also have agreements with the following companies to market and distribute Acthar on a named patient basis in certain other countries.

Beacon Pharmaceuticals, Ltd.

We have an agreement with Beacon Pharmaceuticals, Ltd. (“Beacon”) of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom on a named patient basis. Sales to Beacon were $190,000, $135,000 and $78,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

IDIS Limited

We have an agreement with IDIS Limited (“IDIS”) of Sirbiton, Surrey, UK for the exclusive distribution of Acthar on a named patient basis. The agreement covers all countries of the world except: the United States; Australia and New Zealand; and the UK, where Acthar is sold through Beacon. Sales to IDIS were $86,000 and $78,000 for the years ended December 31, 2005 and 2004, respectively.

Competition

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. There are products and treatments on the market that compete with Acthar. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, which may prevent us from obtaining this technology on favorable terms, or at all.

Our ability to compete will depend on our ability to acquire and commercialize pharmaceutical products that address critical medical needs, as well as our ability to attract and retain qualified personnel, and secure sufficient capital resources for the acquisition and commercialization of products.

Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources than we have. Furthermore, if we commence commercial sales of products that we may develop, should they be approved, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited experience. If any of the competitors develop new products that are superior to our products, our ability to expand into the pharmaceutical markets may be materially and adversely affected.

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

Government Regulation

Marketed Pharmaceutical Products

All pharmaceutical operations associated with the production, testing, packaging and distribution of pharmaceutical products are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

We market prescription drug products that have been approved by the FDA. The FDA has the authority to revoke existing approvals if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertisement, of prescription drugs.

Drug products must be manufactured, tested, packaged, and labeled in accordance with their approvals and in conformity with cGMP standards and other requirements. Drug manufacturing facilities must be registered with and approved by the FDA and must list with the FDA the drug products they intend to manufacture or distribute. The manufacturer is subject to inspections by the FDA and periodic inspections by other regulatory agencies. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt any pharmaceutical operations that are not in compliance with cGMPs. The FDA may impose criminal penalties arising from non-compliance with applicable regulations.

Drugs in Development

Products in development are subject to extensive regulation by the U.S., principally under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, and if applicable by foreign governmental authorities. In particular, drugs and biological products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us and current or potential development partners will prove to meet all of the applicable standards to receive marketing approval in the U.S. or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect our ability to commercialize our products and our ability to earn sales revenues.

Product Liability Insurance

The clinical testing, manufacturing and marketing of Acthar and products that we may acquire or develop may expose us to product liability claims, against which we maintain liability insurance. See Item 1A “Risk Factors — If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products” for a discussion of certain risks related to product liability claims that may be made against us.

Patents and Proprietary Rights

Our success may depend in part upon our ability to maintain confidentiality, operate without infringing upon the proprietary rights of third parties, and obtain patent protection for our products. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We do not have a patent on Acthar. We own 35 issued U.S. and foreign patents covering our other technology.

Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly.

We could be subject to intellectual property infringement claims as we expand our product and service offerings and the number of competitors increases. Defending against these claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay a substantial damage award and be forced to develop non-infringing technology, obtain a license or cease using the applications that contain the infringing technology or content. We may be unable to develop non-infringing technology or content or obtain a license on commercially reasonable terms, or at all.

See Item 1A “Risk Factors — If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues” for a discussion of additional risks related to intellectual property rights.

Employees

At December 31, 2005, we had 50 full-time employees (as compared to 41 full-time employees at December 31, 2004). Our success will depend in large part on our ability to attract and retain key employees. At December 31, 2005, we had 35 employees engaged directly in the marketing and selling of our product. We believe that our relationship with our employees is good. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

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

Financial Information

Please refer to Item 6, “Selected Consolidated Financial Data,” and Item  7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net income (loss), and total assets for the three years ended December 31, 2005.

Item 1A.	Risk Factors

We have a history of operating losses and may never generate sufficient revenue to achieve profitability.

We have a history of recurring operating losses, and our accumulated deficit through December 31, 2005 was $79.1 million. We recognized net income applicable to common shareholders for the year ended December 31, 2005 of $5.1 million, however, this included a one-time gain of $9.6 million on the divestment of our non-core product lines. Our net loss applicable to common shareholders was $1.5 million and $5.9 million for years ended December 31, 2004 and 2003, respectively. To date, our revenues have been generated principally from sales of Acthar, Nascobal, Ethamolin, Glofil-125, Inulin and VSL#3. In October 2005, we sold the Nascobal, Ethamolin and Glofil-125 product lines, and accordingly we are no longer selling such products. Our agreement to promote VSL#3 expired in January 2005, and we are no longer selling VSL#3. We discontinued selling Inulin in September 2003.

Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	develop, finance and implement an effective promotional strategy for Acthar,

•	finance and acquire additional commercial products,

•	finance operations until consistent positive cash flows are achieved,

•	continue to receive finished product and API from our sole-source contract manufacturers on a timely basis and at acceptable costs,

•	continue to control our operating expenses, and

•	ensure customers’ compliance with our sales and product return policies.

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

Our business will be harmed if we are unable to implement our growth strategy successfully.

Our growth strategy primarily includes the following components:

•	initially focusing our promotional efforts on Acthar, our CNS product,

•	acquiring additional commercial products that have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement our therapeutic focus on neurology and can be acquired at a reasonable valuation relative to our cost of capital, and

•	developing new medications focused in CNS with our corporate resources and through corporate collaborations.

Any failure on our part to implement any or all of our growth strategies successfully would likely have a material adverse effect on our financial condition.

We have little or no control over our wholesalers’ buying patterns, which may impact future revenues, returns and excess inventory.

We sell Acthar primarily through major drug wholesalers located in the United States. Consistent with the pharmaceutical industry, most of our revenues are derived from the three largest drug wholesalers. These wholesalers represented 87% of our gross product sales for the year ended December 31, 2005. While we attempt to estimate inventory levels of Acthar at the three largest wholesalers using inventory data obtained from them, historical prescription information and historical purchase patterns, this process is inherently imprecise. We rely solely upon the wholesalers to effect the distribution allocation of Acthar. There can be no assurance that these wholesalers will adequately manage their local and regional inventories to avoid outages or inventory build-ups. On occasion we note that the wholesalers buy quantities of product in excess of the quantities being sold by them, resulting in increasing inventories.

Acthar has an expiration date that is 18 months from date of manufacture. We will generally accept for credit pharmaceutical products returned within the six month period following the expiration date. We establish reserves for these credit memoranda at the time of sale. There can be no assurance that we will be able to accurately forecast the reserve requirements needed to provide for credit memoranda issued in the future. Although our estimates are reviewed quarterly for reasonableness, our product return activity could differ significantly from our estimates because our analyses of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. Judgment is required in estimating these reserves. Actual amounts could be significantly different from the estimates and such differences are accounted for in the period in which they become known.

We do not control or significantly influence the purchasing patterns of the drug wholesalers who purchase Acthar. These wholesalers are sophisticated companies that purchase our product in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of the major wholesalers, which, presumably, are based upon their projected demand levels. Purchases by any customer, during any period, may be above or below actual prescription volumes of our product during the same period, resulting in increases or decreases in product inventory existing in the distribution channel.

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

We anticipate that our capital resources based on our internal forecasts and projections will be adequate to fund operations and capital expenditures through at least December 31, 2006. If we experience unanticipated cash requirements and if revenues are less than we expect, we could be required to raise additional capital. Regardless, we may seek additional funds before December 31, 2006, through public or private equity financing or from other sources. Additionally, we may seek to raise capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that additional funds can be obtained on desirable terms or at all.

If revenues from product sales are less than we expect or if further capital resources are not available, or if such resources cannot be obtained on attractive terms to us, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	successfully implementing our growth strategy,

•	achieving better operating efficiencies,

•	maintaining customer compliance with our policies,

•	obtaining product from our sole-source contract manufacturers, and

•	acquiring or developing additional products.

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

If our third party distributors are unable to distribute our product or the costs to distribute our product increases substantially, we will lose potential revenues and profits.

We transferred certain product distribution functions, including warehousing, shipping and quality control studies, to third party distributors. The outsourcing of these functions is complex, and we may experience difficulties at the third party contractor level that could reduce, delay or stop shipments of our product. If we encounter such distribution problems, our product could become unavailable and we could lose revenues, or the costs to distribute our product could become higher than we anticipated.

For the year ended December 31, 2005, 87% of our gross product sales were derived from the three largest drug wholesalers. Two of these three wholesalers mandate a distribution fee for handling our product. If other wholesalers institute similar fees, or if such fees increase in magnitude in the future, our costs to distribute our product will increase, and our gross profit margins will decline.

We have experienced changes in key personnel which will have an uncertain impact on future operations.

On February 18, 2005, Mr. James L. Fares was named President and Chief Executive Officer, succeeding Mr. Charles J. Casamento who resigned as Chairman, President and Chief Executive Officer on August 5, 2004. On March 8, 2005, Mr. Steve Cartt was named Executive Vice President of Commercial Development. We are highly dependent on the services of our President and Chief Executive Officer, Mr. James L. Fares and our Executive Vice President of Commercial Development, Mr. Steve Cartt. If we were to lose Mr. Fares or Mr. Cartt as employees, our business could be harmed.

We do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Although some changes in staffing levels are expected during 2006, recruiting and retaining management and operational personnel to perform sales and marketing, financial operations, business development, regulatory affairs, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

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

The degree of market acceptance of our commercial products and any products that we successfully develop will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the product candidates,

•	their potential advantage over alternative treatment methods and competing products,

•	reimbursement policies of government and third party payors, and

•	our ability to market and promote the products effectively.

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

As of December 31, 2005, Sigma-Tau Finanziaria SpA and its affiliates (“Sigma-Tau”) beneficially owned, directly or indirectly, approximately 21% of the voting power of our outstanding voting capital stock, and they beneficially owned approximately 25% of our outstanding common stock. Additionally, we have other stockholders who own significant amounts of our voting capital stock, as reported on various Schedule 13D’s filed with the

Securities and Exchange Commission. Accordingly, these stockholders, acting individually or together, could control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of significant corporate transactions. This level of concentrated ownership may, at a minimum, have the effect of delaying or preventing a change in the management or voting control of us by a third party. It may also place us in the position of having these large stockholders take control of us and having new management inserted and new objectives adopted.

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

Our ability to generate revenues is affected by the availability of reimbursement on our product, and our ability to generate revenues will be diminished if we fail to obtain an adequate level of reimbursement for our product from third party payors.

In both domestic and foreign markets, the sale of our product will depend in part on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the United States) and private insurance plans. In certain foreign markets, the pricing and profitability of our product generally is subject to government controls. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our product, which may also impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for our existing product may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our product, which could result in lower product sales or revenues, thereby weakening our competitive position and negatively impacting our results of operations.

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

To facilitate the availability of our product for Medicaid patients, we have contracted with the Center for Medicare and Medicaid Services. As a result, we pay quarterly rebates consistent with the utilization of our product by individual states. We also give discounts under contract on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. If these discounts and rebates become burdensome to us and we are not able to sell our product through these channels, our net sales could decline.

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

The price of our common stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. The price per share of our common stock ranged in value from $0.38 to $1.23 during the two year period ended December 31, 2005. Any number of events, both internal and external to us, may continue to affect our stock price. These include, without limitation, our quarterly and yearly revenues and earnings or losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products.

Our business will expose us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by us or our collaborators in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand for any of our drug candidates that receive regulatory approval for commercial sale and for those products we currently market. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance for claims up to $10.0 million. However, if we are unable to maintain insurance coverage at acceptable costs, in a sufficient amount, or at all, or if we become subject to a product liability claim, our reputation, stock price and ability to devote the necessary resources to the commercialization of our products could be negatively impacted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

At December 31, 2005, we leased three buildings. We lease our 23,000 square foot headquarters in Union City, California under a lease agreement that expires in 2011. Our headquarters is currently occupied by the Executive, Commercial Development, Finance and Administration, Sales and Marketing, Regulatory Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

We are subleasing 100% of a building in Hayward, California under a sublease agreement that expires in July 2006. The Hayward premises have 30,000 square feet of laboratory and office space under a master lease that expires in November 2012. We have been notified by our tenant that they will be vacating the Hayward facility on July 31, 2006 and we have begun the process to search for a new tenant. While we anticipate that our sublessee will fulfill the term of the sublease agreement, if they were to default, or if we are unable to sublease the facility after July 2006 for an amount that would cover our obligations under our master lease, it would have a negative impact on us as we are obligated to make rent payments of $5.8 million and our share of insurance, taxes and common area maintenance on the Hayward facility through November 2012.

We leased an 8,203 square foot facility in Carlsbad, California under a lease that expired January 31, 2006. We subleased 100% of the space under two separate subleases that expired in January 2006 and July 2005.

Item 3.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange, Inc. under the symbol “QSC.” The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price
Quarter Ended	High	Low

December 31, 2005	$1.23	$0.44
September 30, 2005	0.66	0.45
June 30, 2005	0.75	0.54
March 31, 2005	0.61	0.42
December 31, 2004	0.57	0.40
September 30, 2004	0.84	0.38
June 30, 2004	0.95	0.77
March 31, 2004	1.09	0.70

The last sale price of our common stock on March 14, 2006 was $1.19. As of March 14, 2006 there were approximately 268 holders of record of our common stock.

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

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Annual Report.

	Years Ended December 31,
	2005	2004	2003	2002(1)	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net product sales	$14,162	$18,404	$13,655	$13,819	$5,196
Total revenues	14,162	18,404	14,063	14,677	5,667
Total operating costs and expenses	16,351	18,670	17,397	17,080	15,050
Loss from operations	(2,189)	(266)	(3,334)	(2,403)	(9,383)
Gain on sale of product lines	9,642	—	—	—	—
Net income (loss)	7,392	(832)	(3,791)	(2,785)	(8,697)
Net income (loss) applicable to common shareholders	5,068	(1,508)	(5,947)	(2,785)	(8,697)
Net income (loss) per common share applicable to common shareholders — basic and diluted	$0.10	$(0.03)	$(0.14)	$(0.07)	$(0.28)
Shares used in computing net income (loss) per common share applicable to common shareholders — basic	52,477	50,844	41,884	38,407	31,425
Shares used in computing net income (loss) per common share applicable to common shareholders — diluted	53,323	50,844	41,884	38,407	31,425

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (includes $5.0 million compensating balance at December 31, 2001)	$26,577	$8,729	$3,220	$7,506	$10,571
Working capital	16,121	5,082	4,352	7,018	2,659
Total assets	31,348	28,173	22,929	12,766	14,946
Long-term debt	—	1,986	3,402	2,908	—
Preferred stock, Series A	5,081	5,081	5,081	5,081	5,081
Preferred stock, Series B(2)	7,841	7,578	8,278	—	—
Common stock	90,576	88,436	85,232	77,528	74,018
Accumulated deficit	(79,147)	(84,423)	(82,915)	(76,968)	(74,183)
Total shareholders’ equity (deficit)	11,422	11,581	10,578	496	(300)

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)	Series B Convertible Preferred Stock (“Series B Preferred Stock”) is reported at its redemption amount and as a current liability as of December 31, 2005.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/05	09/30/05	06/30/05	03/31/05
	(In thousands, except per share data)

Net product sales	$1,816	$3,558	$4,290	$4,498
Cost of product sales	813	522	1,027	748
Gain on sale of product lines	9,642	—	—	—
Net income (loss)	7,114	(54)	179	153
Net income (loss) applicable to common shareholders	5,368	(222)	11	(99)
Net income (loss) per share applicable to common shareholders — basic and diluted	0.10	0.00	0.00	0.00

	Quarter Ended
	12/31/04	09/30/04	06/30/04	03/31/04
	(In thousands, except per share data)

Net product sales	$5,297	$3,869	$4,090	$5,148
Cost of product sales	1,070	843	961	856
Net income (loss)	511	(1,366)	(247)	270
Net income (loss) applicable to common shareholders	343	(1,534)	(415)	98
Net income (loss) per share applicable to common shareholders — basic and diluted	0.01	(0.03)	(0.01)	0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements, and the footnotes thereto, contained elsewhere in this Annual Report and the statements regarding forward-looking information and the factors that could affect our future financial performance described below in this Annual Report.

The discussion below in this Item of this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Any statements as to our expectations or beliefs concerning, or projections or forecasts of, our future financial performance or future financial condition, or with respect to trends in our business or in our markets, are forward-looking statements. Factors that could affect our future operating results and cause them to differ, possibly significantly, from those currently anticipated are described in (i) Item 1A, entitled “Risk Factors,” in Part I of this Annual Report, and (ii) the subsection entitled “Critical Accounting Policies and Use of Estimates” in Item 7 below and, accordingly, the descriptions of the Risk Factors and the Critical Accounting Policies and Use of Estimates in this Annual Report should be read in their entirety.

We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). Our current commercial CNS product is H.P. Acthar Gel® (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also commonly used in treating patients with infantile spasm, an epileptic syndrome.

In connection with our strategy to focus our efforts on promoting Acthar and building a CNS product portfolio, in October 2005 we sold our non-core pharmaceutical product lines Nascobal, Ethamolin and Glofil-125 to QOL Medical LLC (QOL) resulting in net proceeds of $22.5 million and a pre-tax gain of $9.6 million. Our results of operations and cash flows for the year ended December 31, 2005 include the net product sales and direct operating costs and expenses of the divested product lines through the divestment date of October 17, 2005. Nascobal is a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin is an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil-125 is an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. In January 2005, our agreement to promote and sell VSL#3® expired in accordance with its terms.

We announced our CNS strategy in April 2005. As part of this strategy, we intend to pursue the licensing and acquisition of additional CNS commercial products, the development of new products that have the potential to address unmet medical needs in the CNS field, using both our own intellectual property and intellectual property acquired or licensed from other companies, and selected opportunities to co-promote CNS commercial products of other pharmaceutical companies. Our expenditures on research and development activities to date have not been material. Expenses incurred for the Acthar manufacturing site transfer that we completed in 2004 and medical and regulatory affairs activities are classified as Research and Development expenses in the accompanying Consolidated Statements of Operations. We expect our research and development spending to increase in the future as we implement our CNS strategy.

We have incurred an accumulated deficit of $79.1 million at December 31, 2005. At December 31, 2005, we had $26.6 million in cash, cash equivalents and short-term investments. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our product by patients and consumers, inventory levels of our product at wholesalers, timing of expiration of our product, future credit memoranda to be issued under our credit memoranda return policy, the availability of finished goods from our sole-source manufacturer, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and collaborative arrangements and the receipt of milestone payments.

Critical Accounting Policies and Use of Estimates

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

Sales Reserves

We have estimated reserves for product returns from wholesalers, hospitals and pharmacies; government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products purchased by patients covered by Medicaid; and, cash discounts for prompt payment. We estimate our reserves by utilizing historical information for existing products and data obtained from external sources.

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

During the second quarter of 2004 we implemented a transition plan for expired product returns from a product exchange policy to a credit memoranda policy for the return of expired product within six months after the expiration date. Expired product returned from lots released after May 31, 2004 is subject to a credit memoranda policy in which a credit memoranda will be issued for the original purchase price of the returned product. A reserve for the sales value of estimated returns on shipments of Acthar product lots released and shipped after May 31, 2004 has been recorded as a liability in the amount of $1.7 million as of December 31, 2005 with a corresponding reduction in gross product sales. This reserve reflects an estimate of future credit memoranda to be issued, applied to the quantity of Acthar product shipped from lots subject to the credit memoranda policy. The reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable.

Under our product exchange policy, we ship replacement product for expired product returned to us within six months after expiration. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. A reserve for estimated returns on shipments of Acthar product lots released and shipped prior to June 1, 2004 has been recorded as a liability in the amount of $11,000 as of December 31, 2005. This reserve reflects an estimate of future Acthar replacements, applied to the quantity of product shipped from lots subject to the product exchange policy. The reserve will be reduced as future product replacements occur, with an offset to product inventories.

In estimating the return rate for expired product subject to credit memoranda and product exchange, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory (ranging from 18 months to 3 years for all products except Glofil-125, which was not subject to our product return policy), and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate.

A transition period extended through 2005 between the product exchange policy, applicable to product lots released prior to June 1, 2004, and the credit memoranda return policy, applicable to product lots released after May 31, 2004. Reserves for the estimated credit memoranda applicable to future returns related to sales of product lots subject to the credit memoranda policy were recorded as shipments occurred, and reduced gross product sales. During the transition from our product exchange policy to a credit memoranda return policy for expired product in 2005, both the product exchange policy and the credit memoranda return policy were in effect at the same time, which resulted in lower revenues than historically experienced due to the additional impact of the displacement of future sales from the product exchange policy and the reduction of gross product sales for the reserves under the credit memoranda return policy.

At December 31, 2005 and 2004, sales-related reserves for product returns under the credit memoranda and product exchange policies were as follows:

	December 31,
	2005	2004
	(In $000’s)

Balance, beginning of year	$1,267	$158
Actual returns in current year related to sales from prior years	(667)	(62)
Actual returns in current year related to sales from current year	—	—
Current provision related to sales made in prior years	67	30
Current provision related to sales made in current year	1,618	1,141
Transfer of divested product line accruals	(576)	—

Balance, end of year	$1,709	$1,267

Activity for Nascobal and Ethamolin is included in the table above through October 17, 2005, which is the date we sold these product lines. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, we are responsible for all Medicaid rebates and government chargebacks on our sales of these product lines through October 17, 2005. We are responsible for product returns on our sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. Subsequent to October 17, 2005, we no longer have access to Nascobal and Ethamolin product inventories to facilitate product replacements under our product replacement policy. As a result, credit is provided on all returns of these products after October 17, 2005. The difference between the amount of credit expected to be issued on the divested products and the $576,000 accrued in our product replacement and credit memorandum reserves as of October 17, 2005 was considered in the determination of the computed gain on the sale of the divested products. As of December 31, 2005, we had credit memorandum return reserves related to the divested product lines of $402,000 that are excluded from the end of year balance in the table above. The increase in the provision relates to the change from the product exchange policy to the credit memoranda return policy offset by the transfer of the accruals related to our divested product lines as of October 17, 2005. The provision related to sales made in prior years reflects adjustments to the estimated rate of product returns and to the cost of product replacements.

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

Total sales-related reserves increased to $2.6 million at December 31, 2005 from $1.7 million at December 31, 2004. The increase in total sales-related reserves includes an increase of $1.0 million for reserves recorded under our credit memoranda policy in 2005.

Inventories

We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our product is less favorable than those projected by our management, additional inventory write-offs may be required in the future. We intend to control inventory levels of our product purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.

Intangible Assets

In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines. As of December 31, 2005, our remaining intangible asset relates to $299,000 of goodwill generated from the merger with RiboGene, Inc. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2005, we determined that goodwill was not impaired.

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Total Revenues

Total revenues, which consisted of net product sales only, decreased for the year ended December 31, 2005 by $4.2 million, or 23%, from the year ended December 31, 2004. The decrease was due primarily to the disposition of our non-core product lines in October 2005, as explained below.

Net product sales by therapeutic area:

	Years Ended
	December 31,		Increase/
	2005	2004	(Decrease)%
	(In $000’s)

Neurology	$8,425	$8,168	$257	3%
Gastroenterology	5,084	9,399	(4,315)	(46)%
Nephrology	653	837	(184)	(22)%

Total net product sales	$14,162	$18,404	$(4,242)	(23)%

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

Neurology Net Product Sales

For the years ended December 31, 2005 and 2004, neurology net product sales were comprised of Acthar net product sales. For the year ended December 31, 2005, neurology net product sales increased $257,000, or 3%, from the year ended December 31, 2004. The increase in neurology net product sales resulted from a higher average selling price of Acthar during 2005 as compared to 2004. The average selling price of Acthar for the year ended December 31, 2005 increased approximately 14% as compared to the year ended December 31, 2004. The increase resulting from the higher average selling price was offset by a 2% decrease in volume in 2005 as compared to the prior year and by higher reserves recorded as a reduction to gross sales in 2005 for returns under our credit memoranda return policy and for Medicaid rebates. Our credit memo policy, which was initiated in the second quarter of 2004, was in effect for the entire year ended December 31, 2005. Reserves for credit memoranda for neurology products totaling $1.3 million and $928,000 were recorded as a reduction to gross sales during 2005 and 2004, respectively. The increase in the reserve for Medicaid rebates in 2005 resulted in part from a higher average per unit rebate due to Acthar price increases as compared to the prior year.

The estimated demand for Acthar as measured by prescriptions reported from an independent source decreased by 13% in 2005 as compared to the prior year. The comparative decrease results primarily from a temporary increase in demand for Acthar in the fourth quarter of 2004. The higher level of volume in the fourth quarter of 2004 did not continue beyond February 2005.

Under our product exchange policy, we replaced 1,023 vials of Acthar during 2005 and 1,086 vials of Acthar during 2004. As of December 31, 2005, customers are due product replacements under our product exchange policy of expired Acthar with a gross sales value of approximately $308,000. The replacement of expired product, at no cost to the customers, displaces sales. We have recorded a reserve for future replacements of Acthar at the estimated cost of such exchanges of $11,000. Acthar has an 18 month shelf life. Due to the short shelf life of Acthar, significant quantities could expire at the wholesaler or pharmacy level, which would then be returned for replacement product under our product exchange policy, or for credit under our credit memoranda return policy.

Gastroenterology Net Product Sales

For the year ended December 31, 2005, gastroenterology net product sales decreased $4.3 million, or 46%, from the year ended December 31, 2004. For the years ended December 31, 2005 and 2004, gastroenterology net product sales were comprised of revenues from the sale of Nascobal, Ethamolin and VSL#3. The decrease is due primarily to the sale of the Nascobal and Ethamolin product lines on October 17, 2005 and the expiration of our VSL#3 co-promotion agreement with Sigma-Tau Pharmaceuticals in January 2005.

Lower Nascobal net product sales in the first nine months of 2005 as compared to the same period in 2004 also contributed to the decrease in gastroenterology net sales in 2005 as compared to 2004. The decrease in Nascobal net product sales prior to the sale of the product line in October 2005 was due primarily to lower volume, as we shifted our promotional resources to Acthar in the second quarter of 2005. In the first nine months of 2005, Nascobal volume was 32% lower than the same period in 2004. The volume-related decrease was partially offset by a higher average selling price in 2005 prior to sale of the product. The average selling price of Nascobal was 11% higher for the first nine months of 2005 as compared to same period in 2004. Nascobal gross sales were reduced by reserves recorded under our credit memoranda return policy which was in effect through October 17, 2005. During 2005, reserves for credit memoranda for gastroenterology products totaling $277,000 were recorded as a reduction to gross product sales. Net product sales of Ethamolin in 2005 decreased as compared to 2004, due to the sale of the product line on October  17, 2005. Through October 17, 2005, Ethamolin lots shipped were not subject to the credit memoranda return policy. We did not actively promote Ethamolin in 2005 prior to the sale of the product.

Nephrology Net Product Sales

For the year ended December 31, 2005, nephrology net product sales decreased by $184,000, or 22%, from the year ended December 31, 2004. In 2005 and 2004, nephrology net product sales were comprised of revenue from the sale of Glofil-125. The decrease was due primarily to the sale of the product line in October 2005. We did not actively promote Glofil-125 in 2005.

Cost of Product Sales

Cost of product sales decreased $620,000, or 17%, to $3.1 million for the year ended December 31, 2005 from $3.7 million for the year ended December 31, 2004. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control, quality assurance and estimated provision for excess or obsolete inventory. The decrease in cost of product sales is primarily due to a decrease in material costs of approximately $600,000 and other indirect costs as a result of the sale of our non-core product lines in October 2005 and the inclusion of VSL#3 direct costs in 2004. This decrease was partially offset by an increase of approximately $400,000 in routine Acthar stability testing costs and an increase of $103,000 in inventory obsolescence expense in 2005 as compared to 2004. Stability testing is required on each production lot of Acthar and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred. We expect per unit material costs for Acthar to increase in the future due to higher contract manufacturing and laboratory costs.

Cost of product sales as a percentage of net product sales increased to 22% for the year ended December 31, 2005 from 20% for the year ended December 31, 2004. The increase was primarily due to lower net sales in 2005, resulting from higher reserves recorded as a reduction to gross sales for returns under our credit memoranda return policy and for Medicaid rebates.

Selling, General and Administrative

	Years Ended
	December 31,
	2005	2004	Decrease	%
	(In $000’s)

Selling, general and administrative expense	$10,019	$11,551	$(1,532)	(13)%

Percentage of total revenue	71%	63%

Selling, general and administrative expenses for the year ended December 31, 2005 decreased $1.5 million, or 13%, from the year ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 71% for the year ended December 31, 2005 from 63% for the year ended December 31, 2004. The comparative decrease in dollars is due in part to the inclusion in 2004 of approximately $920,000 in severance and related expenses associated with the departure of our former CEO in the third quarter of 2004 and the write-off of $180,000 in goodwill related to the impairment of the assembled workforce component of the goodwill in the fourth quarter of 2004. A decrease in access fees to Sigma-Tau Pharmaceuticals of $399,000 due to the expiration of our VSL#3 co-promotion agreement in January 2005 and a decrease of $161,000 in marketing expenses also contributed to the lower selling, general and administrative expenses in 2005 as compared to 2004. These decreases were partially offset by expenses of $415,000 associated with our Hayward sublease, and increases in legal and consulting expenses of approximately $144,000 and bad debt expense of $62,000 as compared to the year ended December 31, 2004.

The sublease on our Hayward facility terminates on July 31, 2006. Our obligations under the Hayward master lease extend through November 2012. During the fourth quarter of 2005, the sublessee notified us that they do not intend to extend the sublease beyond the end of July 2006. The market for office and laboratory space in the area has softened significantly since we initially subleased the facility. Therefore, during the fourth quarter of 2005 we recognized a loss of $415,000 on the Hayward master lease in accordance with SFAS No. 46 “Accounting for Costs Associated with Exit or Disposal Activities,” as we determined that we may not be able to fully recover our lease cost over the remaining term of the master lease. The loss represents a liability of $1.1 million as of December 31, 2005 related to our future lease obligation, offset by the reversal of a $682,000 related net deferred rent liability. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. We will review our assumptions and estimates quarterly and revise our estimates of this liability to reflect changes in circumstances.

During the fourth quarter of 2005 and the first quarter of 2006, we expanded our sales organization to 40 field-based sales representatives and sales management from the 15 that promoted Acthar in 2005. We expect our selling and marketing expenses to increase substantially in 2006 as a result of our sales organization expansion and increased promotion of Acthar.

Research and Development

Research and development expenses for the year ended December 31, 2005 were $2.2 million, which was comparable to the year ended December 31, 2004. The costs included in research and development relate primarily to our medical and regulatory affairs compliance activities, patents and, in 2004, our Acthar manufacturing site transfer. For the year ended December 31, 2005, an increase in consulting fees of approximately $390,000 and an increase in patent-related legal expenses of approximately $160,000 offset a decrease of approximately $570,000 of Acthar site transfer costs, as compared to the year ended December 31, 2004.

For the year ended December 31, 2005, our Acthar site transfer costs were minimal as compared to approximately $580,000 of Acthar site transfer costs incurred in 2004. In 2003, we transferred the Acthar final fill and packaging process from Aventis to our contract manufacturer, Chesapeake Biological Laboratories, Inc. (“CBL”), and produced our first lot of Acthar finished vials. This transfer was approved by the FDA in January 2004. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process from Aventis to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. The Acthar API manufacturing site transfer was approved by the FDA in June 2005. We have selected a contract laboratory to perform two bioassays associated with the release of API and finished vials. These bioassays have been successfully transferred from Aventis (now ZLB Behring) to the contract laboratory, and were approved by the FDA in June 2005. We experienced delays and cost overruns in the validation of a third assay, potency. ZLB Behring agreed to perform any potency assays we required through 2006. In February 2006, we extended our agreement with ZLB Behring through 2011 and terminated the potency assay transfer project. The transfer of manufacturing from Aventis to our new contract manufacturers is resulting in higher unit costs than the fixed-price manufacturing agreement with Aventis, which is decreasing our gross margins on sales of Acthar.

In 2005 and 2004, our spending on product development and enhancement programs was modest. We intend to develop new or improved formulations of prescription products that complement our target therapeutic area of neurology and that may provide more convenient dosing, improved compliance, more consistent blood levels, and easier administration, which will result in an increase to our development spending.

Depreciation and Amortization

Depreciation and amortization expense decreased by 18% to $995,000 for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004. The decrease was due primarily to lower amortization expense related to the Nascobal purchased technology. In connection with the sale of the Nascobal line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines, and no amortization expense was recognized in the fourth quarter of 2005. Amortization expense for the year ended December 31, 2005 included $804,000 of amortization expense related to the Nascobal purchased technology. Lower depreciation expense due to certain assets becoming fully depreciated during 2005 also contributed to the decrease for the year ended December 31, 2005 as compared to the prior year.

Other Income and Expense Items

	Years Ended
	December 31,		Increase/
	2005	2004	(Decrease)%
	(In $000’s)

Non-cash amortization of deemed discount on convertible debentures	$(108)	$(522)	$414	79%
Interest income	271	78	193	247%
Interest expense	(275)	(420)	(145)	(35)%
Other income	8	21	(13)	(62)%
Rental income, net	243	277	(34)	(12)%
Gain on sale of product lines	9,642	—	9,642	—

Non-cash amortization of deemed discount on convertible debentures was $108,000 for the year ended December 31, 2005 as compared to $522,000 for the year ended December 31, 2004. The deemed discount was fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. The convertible debentures were issued in March 2002. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.

Interest income for the year ended December 31, 2005 increased by $193,000 from the year ended December 31, 2004. The increase was due primarily to higher cash balances resulting from the sale of our non-core product lines in October 2005. Interest expense decreased by $145,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease was due to lower interest expense related to the convertible debentures which were redeemed in full in April 2005. This decrease was partially offset by higher interest expense in 2005 on the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda (“Defiante”), in July 2004. During 2005, we paid off the $2.2 million promissory note to Defiante.

Other income for the year ended December 31, 2005 decreased to $8,000 for the year ended December 31, 2005. Other income in 2004 included $14,000 of proceeds from the sale of miscellaneous equipment.

Rental income, net, for the year ended December 31, 2005 decreased by $34,000 to $243,000. Rental income, net, primarily arises from the lease and sublease of our former headquarters facility in Hayward, California. We have been notified by our tenant that they will be vacating the Hayward facility on July 31, 2006 and we have begun the process to search for a new tenant. We are obligated to pay rent on this facility of $5.8 million and our share of insurance, taxes, and common area maintenance through November 2012. During the fourth quarter of 2005 we recognized a loss on this sublease of $415,000, which is included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations, as we may not be able to fully recover our costs over the remaining term of our master lease.

On October 17, 2005, we sold our Nascobal, Ethamolin and Glofil-125 product lines to QOL Medical LLC, which resulted in a pre-tax gain of $9.6 million for the year ended December 31, 2005. The sale of the product lines was not reported as a discontinued operation under SFAS No. 144 “Accounting for the Impairment of Long-lived Assets”, because the product lines did not qualify as an operating business component.

Income Tax Expense

Income tax expense for the year ended December 31, 2005 was $200,000. The income tax expense resulted from the gain on the sale of non-core product lines as our net operating loss carry forwards where limited when calculating alternative minimum taxable income. There was no income tax expense for the year ended December 31, 2004.

Net Income (Loss)

For the year ended December 31, 2005, we had net income of $7.4 million, as compared to a net loss of $832,000 for the year ended December 31, 2004, an improvement of $8.2 million, due primarily to the $9.6 million gain on the sale of our non-core product lines in October 2005 offset by a $1.9 million increase in our operating loss in 2005 as compared to 2004.

Preferred Stock Dividends and Distributions

	Years Ended
	December 31,		Increase/
	2005	2004	(Decrease)%
	(In $000’s)

Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	$84	$—	$84	—
Deemed dividend related to redemption of Series B Preferred Stock	1,361	—	1,361	—
Dividends on Series B Preferred Stock	671	676	(5)	—
Allocation of undistributed earnings to Series A Preferred Stock	208	—	208	—

The $84,000 non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock for the year ended December 31, 2005 results from the revaluation in March 2005 of the warrants to purchase our common stock that were originally issued to the Series B preferred stockholders. In connection with the revaluation, we recorded $84,000 as an additional non-cash deemed dividend and increased the carrying value of the Series B Preferred Stock.

The $1.4 million deemed dividend for the year ended December 31, 2005 represents the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock at December 31, 2005. In November 2005, we notified the holders of Series B Preferred Stock of our intent to redeem all outstanding shares of Series B Preferred Stock on January 3, 2006. Prior to redemption, holders of Series B Preferred Stock could convert their shares into our common stock. In connection with this process, we issued 1,328,091 shares of our common stock in the fourth quarter of 2005 to Series B stockholders who converted prior to redemption and made a total payment of $7.8 million on January 3, 2006 to redeem the remaining Series B Preferred Stock. We adjusted the carrying value of the 7,125 outstanding shares of Series B Preferred Stock to its $7.8 million redemption amount at December 31, 2005, and classified it as a current liability.

Dividends on Series B Preferred Stock of $671,000 for the year ended December 31, 2005 and $676,000 for the year ended December 31, 2004, represent the 8% dividends paid by us to the Series B preferred stockholders. The dividend for the years ended December 31, 2005 and December 31, 2004 were paid in common stock and cash, respectively. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of 1,344,000 shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.

The $208,000 allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2005 represents an allocation of a portion of our 2005 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our 2005 net income to the Series A stockholder.

Net Income (Loss) Applicable to Common Shareholders

For the year ended December 31, 2005, we had net income applicable to common shareholders of $5.1 million, or $0.10 per share, as compared to a net loss applicable to common shareholders of $1.5 million, or a $0.03 net loss per share for the year ended December 31, 2004, an improvement of $6.6 million. The increase in 2005 is due primarily to the $9.6 million gain on the sale of our non-core product lines offset by a $1.9 million increase in our loss from operations and a $1.7 million increase in preferred stock dividends and undistributed distributions as compared to 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Total Revenues

	Years Ended
	December 31,		Increase/
	2004	2003	(Decrease)%
	(In $000’s)

Net product sales	$18,404	$13,655	$4,749	35%
Contract research, grant and royalty revenue	—	58	(58)	(100)%
Technology revenue	—	350	(350)	(100)%

Total revenues	$18,404	$14,063	$4,341	31%

Total revenues for the year ended December 31, 2004 increased $4.3 million, or 31%, from the year ended December 31, 2003 due to increases in net product sales, as explained below.

Net product sales by therapeutic area:

	Years Ended
	December 31,		Increase/
	2004	2003	(Decrease)%
	(In $000’s)

Neurology	$8,168	$7,973	$195	2%
Gastroenterology	9,399	4,721	4,678	99%
Nephrology	837	961	(124)	(13)%

Total net product sales	$18,404	$13,655	$4,749	35%

For the year ended December 31, 2004, net product sales increased by $4.7 million, or 35%, from the year ended December 31, 2003. The increase in net product sales was primarily the result of increased revenue from gastroenterology products, due to a full year of sales of Nascobal, which was acquired in June 2003, and also reflected slightly higher net product sales of neurology products. In addition, net product sales for 2004 included $325,000 of shipments to wholesalers in January 2004 for orders received in December 2003.

Neurology Net Product Sales

For the years ended December 31, 2004 and 2003, neurology net product sales were comprised of Acthar net product sales. For the year ended December 31, 2004, neurology net product sales increased $195,000, or 2%, from the year ended December 31, 2003. Increased neurology net product sales resulted from a higher average selling price of Acthar and increased demand for Acthar in the fourth quarter of 2004 as compared to 2003. The average selling price of Acthar for the year ended December 31, 2004 increased approximately 7% as compared to the year ended December 31, 2003. This increase in the average selling price contributed approximately 70% of the increase in Acthar gross product sales as compared to the prior year. These increases were offset in part by reserves recorded under our credit memoranda return policy initiated in the second quarter of 2004. During 2004, reserves for credit memoranda for neurology products totaling $928,000 were recorded as a reduction to gross revenue.

The estimated demand for Acthar as measured by prescriptions reported from an independent source increased by 7% in 2004 as compared to 2003. The demand for Acthar increased significantly in the fourth quarter of 2004 as compared to each of the previous three quarters in 2004. The higher level of volume in the fourth quarter of 2004 did not continue beyond February 2005.

Under our product exchange policy, we replaced 1,086 vials of Acthar during 2004 and 2,653 vials of Acthar during 2003. The Acthar returns which were replaced were from lots which expired in May 2003 and January 2004. The next lot of Acthar expired in December 2004. As of December 31, 2004, customers had requested the replacement under our product exchange policy of expired Acthar with a gross sales value of approximately $490,000 which was not yet replaced. The replacement of expired product, at no cost to the customers, displaced sales in 2004.

Gastroenterology Net Product Sales

For the year ended December 31, 2004, gastroenterology net product sales increased $4.7 million, or 99%, from the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, gastroenterology net product sales were comprised of revenues from the sale of Nascobal, Ethamolin and VSL#3. The increase was due primarily to a full year of sales of Nascobal and expanded promotional efforts focused on Nascobal in 2004. Nascobal was acquired in June 2003, and sales commenced in July 2003.

The increase in Nascobal net sales in 2004 was partially reduced by the reserves recorded under our credit memoranda return policy. We commenced shipments of a new lot of Nascobal in July 2004, which were subject to the credit memoranda return policy. During 2004, reserves for credit memoranda for gastroenterology products totaling $126,000 were recorded as a reduction to gross product sales.

Net product sales of Ethamolin in 2004 were higher as compared to 2003. The increase in 2004 was primarily a result of increased demand for Ethamolin. Total unit sales of Ethamolin for the year ended December 31, 2004 increased by approximately 9% as compared to the year ended December 31, 2003. The increase was also partially the result of lower shipments in the first quarter of 2003 resulting from the impact of advanced buying by wholesalers in mid-2002 after we pre-announced a price increase. From the date of notification of the price increase through June 30, 2002, we received $1.6 million of Ethamolin orders, which we believe were in excess of actual prescription needs and negatively impacted sales in the remainder of 2002 and 2003. The demand for all sclerosing agents as measured by total prescriptions increased in 2004 by approximately 14% from 2003, and the increase in demand for Ethamolin was approximately 25%. In 2004 we did not actively promote Ethamolin.

During the year ended December 31, 2004, under our product exchange policy we replaced 412 units of Ethamolin at no cost. As of December 31, 2004, customers had requested the replacement under our product exchange policy of expired Ethamolin with a gross sales value of approximately $320,000. During 2004, the Ethamolin lots shipped were not subject to the credit memoranda return policy.

Increased net product sales of VSL#3 also contributed to the increase of gastroenterology net product sales. The increase in VSL#3 net sales was attributed primarily to increased promotion efforts focused on VSL#3 during 2004. Sigma-Tau Pharmaceuticals entered into a promotion agreement with InKine Pharmaceutical Company, Inc. (“InKine”). Under the terms of the agreement, Sigma-Tau Pharmaceuticals paid InKine a fixed fee to promote VSL#3 to gastroenterologists. We may have benefited from this increased promotion effort in 2004 in that we were responsible for taking orders and shipping VSL#3 directly to customers. We recognized the revenues for the sales of VSL#3 in the United States regardless of which company promoted the product.

Nephrology Net Product Sales

For the year ended December 31, 2004, nephrology net product sales decreased by $124,000, or 13%, from the year ended December 31, 2003. In 2004, nephrology net product sales were comprised of revenues from the sale of Glofil-125. In 2003, nephrology net product sales were comprised of revenue from Glofil-125 and Inulin. Due to minimal demand, increasing cost of production and lack of strategic fit, we discontinued marketing and selling Inulin in September 2003. During the year ended December 31, 2004, we sold our remaining Inulin inventory for $2,000. In 2004, we did not actively promote Glofil-125.

Grant Revenue

We did not recognize any grant revenue for the year ended December 31, 2004. Grant revenue of $58,000 for the year ended December 31, 2003 represented reimbursement under a research grant that terminated in July 2003.

Technology Revenue

We did not recognize any technology revenue for the year ended December 31, 2004. For the year ended December 31, 2003, we recognized $350,000 in technology revenue primarily from the licensing of certain technology and the sale of certain patents.

Cost of Product Sales

Cost of product sales increased $157,000, or 4%, to $3.7 million for the year ended December 31, 2004 from $3.6 million for the year ended December 31, 2003. The increase in cost of product sales was primarily due to increases in material costs as a result of higher volume of product sales in 2004, increases in product stability testing costs of $256,000, and increases in distribution costs of $350,000. During 2004, two of the largest wholesalers began charging a fee for distribution services provided to us. These increases were partially offset by a decrease of approximately $467,000 in inventory obsolescence expense in 2004 as compared to 2003. In 2003, write-offs and allowances related to the discontinuation of sales of Inulin and the short shelf life of Acthar were recorded.

In the second quarter of 2004, we initiated a credit memoranda return policy for all product lots released after May 31, 2004. If our product exchange policy had been in effect for all product lots shipped during 2004, we estimate that cost of product sales would have been approximately $50,000 higher.

Cost of product sales as a percentage of net product sales decreased to 20% for the year ended December 31, 2004 from 26% for the year ended December 31, 2003. A change in the mix of products we sold contributed to this decrease. In April 2003, we decided to outsource certain functions previously performed in our Carlsbad, California distribution center, including, but not limited to, warehousing, shipping and quality control studies. During 2004 and 2003 we had agreements with various vendors to distribute Acthar, Nascobal, Ethamolin and Glofil-125, and we distributed VSL#3 from our Union City facility. The decision to outsource these functions and close the Carlsbad facility resulted in reduced expense in 2004.

Selling, General and Administrative

	Years Ended
	December 31,
	2004	2003	Increase	%
	(In $000’s)

Selling, general and administrative expense	$11,551	$10,400	$1,151	11%

Percentage of total revenue	63%	74%

Selling, general and administrative expenses for the year ended December 31, 2004 increased $1.2 million or 11% from the year ended December 31, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 63% for the year ended December 31, 2004 from 74% for the year ended December 31, 2003. The increase in dollars was primarily due to approximately $920,000 in severance and related expenses associated with the departure of our former CEO in the third quarter of 2004, the write-off of $180,000 related to the impairment of assembled workforce, increases in sales commissions of $119,000 and access fees to Sigma-Tau Pharmaceuticals of $296,000 due to higher product sales, and an increase of $145,000 in Board of Director fees due to increased oversight activities related to executive transitions during 2004. These increases were partially offset by decreases in legal, consulting and investor relations expenses of approximately $365,000 and bad debt expense of $59,000, as compared to the year ended December 31, 2003.

Research and Development

Research and development expenses for the year ended December 31, 2004 were $2.2 million, a decrease of $86,000, as compared to $2.3 million for the year ended December 31, 2003. The costs included in research and development in 2004 and 2003 relate primarily to our manufacturing site transfers and medical and regulatory affairs compliance activities. The decrease primarily resulted from the closure costs incurred in the third quarter of 2003 when we ceased use of our Carlsbad distribution facility and recorded charges associated with the closure, offset by increased regulatory fees related to Nascobal, which we introduced in July 2003.

For the year ended December 31, 2004, we incurred approximately $580,000 of Acthar site transfer costs, a decrease of approximately $70,000 as compared to the year ended December 31, 2003. In 2004 and 2003, our spending on research and development programs was modest.

Depreciation and Amortization

Depreciation and amortization expense increased by $51,000 or 4% to $1.2 million for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. The increase was due primarily to the amortization of the purchased technology related to the Nascobal product acquisition for $14.2 million in June 2003. The increase was partially offset by decreased amortization expense related to the Ethamolin purchased technology, which was fully amortized in 2003. The Nascobal purchased technology was being amortized over 15 years. In February 2005, we paid an additional $2.0 million to Nastech upon the approval of the NDA for Nascobal nasal spray.

Other Income and Expense Items

	Years Ended
	December 31,		Increase/
	2004	2003	(Decrease)%
	(In $000’s)

Non-cash amortization of deemed discount on convertible debentures	$(522)	$(522)	$—	—
Interest income	78	229	(151)	(66)%
Interest expense	(420)	(333)	87	26%
Other income	21	1	20	2,000%
Other expense	—	(92)	(92)	(100)%
Rental income, net	277	260	17	7%

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

Other income for the year ended December 31, 2004 increased by $20,000 from the year ended December 31, 2003. The increase was primarily due to proceeds from the sale of miscellaneous equipment no longer used by us. There was no other expense for the year ended December 31, 2004. Other expense for the year ended December 31, 2003 resulted in part from our investment in the common stock of Rigel Pharmaceuticals, Inc. We liquidated our investment in Rigel common stock in the second quarter of 2003. For the year ended December 31, 2003 we recorded an other-than-temporary loss of $51,000 and realized losses of $14,000 related to the common stock investment.

Rental income, net, for the year ended December 31, 2004 increased by $17,000 or 7% from the year ended December 31, 2003. Rental income, net, primarily arises from the lease and sublease of our former headquarters facility in Hayward, California.

Net Loss

For the year ended December 31, 2004, we incurred a net loss of $832,000, as compared to a net loss of $3.8 million for the year ended December 31, 2003, a decrease of $3.0 million, or 78%. The decreased net loss for 2004 compared to 2003 was primarily the result of higher net product sales.

Series B Preferred Stock Dividends

	Years Ended
	December 31,
	2004	2003	Decrease	%
	(In $000’s)

Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	$—	$1,394	$(1,394)	(100)%
Dividends on Series B Preferred Stock	676	762	(86)	(11)%

The non-cash deemed dividend of $1.4 million for the year ended December 31, 2003 relates to the beneficial conversion feature in connection with the Series B Preferred Stock and warrants issued in January 2003. A beneficial conversion feature was recorded because the effective conversion price of the Series B Preferred Stock was less than the fair value of the common stock on the commitment date. In addition, in June 2003, we obtained a letter from our Series B preferred shareholders whereby certain covenants were waived until December 31, 2003. In exchange for such waiver, the exercise price of the warrants was reduced. The beneficial conversion feature was revalued using the new exercise price and the increase in value was recorded as a dividend.

Preferred stock dividends of $676,000 for the year ended December 31, 2004 and $762,000 for the year ended December 31, 2003, represent the 8% cash dividends paid by us to the Series B preferred stockholders. These dividends were paid in cash quarterly. The Series B Preferred Stock was issued in January 2003.

Net Loss Applicable to Common Shareholders

For the year ended December 31, 2004, we incurred a net loss applicable to common shareholders of $1.5 million, or $0.03 per share, as compared to a net loss applicable to common shareholders of $5.9 million, or $0.14 per share for the year ended December 31, 2003, a decrease of $4.4 million. In 2004 dividends on Series B Preferred Stock of $676,000 were recorded in arriving at the net loss applicable to common shareholders. In 2003 dividends on Series B Preferred Stock of $762,000 and non-cash deemed dividends related to the beneficial conversion feature of Series B Preferred Stock of $1.4 million were recorded in arriving at the net loss applicable to common shareholders.

Liquidity and Capital Resources

We have principally funded our activities to date through various issuances of equity securities and debt. In addition, we generated net cash proceeds of approximately $22.5 million from the sale of our non-core product lines in October 2005.

	As of December 31,
Liquidity and Capital Resources	2005	2004	2003
	(In $000’s)

Cash, cash equivalents and short-term investments	$26,577	$8,729	$3,220
Working capital	16,121	5,082	4,352
Cash provided by/(used in):
Operating activities	1,367	1,758	(3,346)
Investing activities	16,419	(233)	(13,273)
Financing activities	(6,077)	3,984	13,683

At December 31, 2005, we had cash, cash equivalents and short-term investments of $26.6 million compared to $8.7 million at December 31, 2004. At December 31, 2005, our working capital was $16.1 million compared to $5.1 million at December 31, 2004. The increase in our working capital was principally due to working capital of

$22.5 million generated from the sale of our non-core product lines, offset by the $7.8 million redemption amount of our Series B Preferred Stock, which was classified as a current liability as of December 31, 2005.

We used cash generated from product sales, proceeds from the October 2005 sale of non-core product lines, and cash on hand at the beginning of the year to fund our cash requirements during the year ended December 31, 2005.

Operating Cash Flows

Net cash of $1.4 million was provided by operating activities for the year ended December 31, 2005. Accounts receivable decreased by $1.6 million primarily due to the sale of our non-core products in October 2005. Sales reserves increased by $473,000 due primarily to the transition from our product exchange policy to our credit memo policy and increases in our reserve for Medicaid rebates.

For the year ended December 31, 2004 net cash of $1.8 million was provided by operating activities. Sales reserves increased $1.1 million primarily as a result of the new credit memoranda policy implemented during 2004. Accrued compensation increased $616,000 due primarily to accrued severance related to the resignation of our former CEO. A major use of cash was the increase in inventory of $719,000 due primarily to the purchase of Acthar raw materials. The net cash provided by operations funded the net loss of $832,000.

Net cash of $3.3 million was used to fund operating activities for the year ended December 31, 2003. Major uses of cash in addition to the funding of the net loss of $3.8 million were increases in accounts receivable of $571,000 and inventory of $596,000. Accounts receivable increased primarily as a result of the increase in returns receivable for expired product of $344,000 and inventory increased primarily due to the purchase of Acthar raw materials from Aventis for $470,000.

Investing Cash Flows

Net cash provided by investing activities for the year ended December 31, 2005 was $16.4 million. This resulted primarily from proceeds of $24.8 million from the sale of our non-core product lines, before repayment of the outstanding balance of a note payable of $2.1 million in connection with the sale and the payment of $200,000 in estimated income taxes in March 2006, offset by the purchase of short-term investments of $6.1 million and the payment of $2.0 million to Nastech upon approval of the NDA for the spray formulation of Nascobal. We made the $2.0 million payment to Nastech in February 2005.

Net cash used in investing activities for the year ended December 31, 2004 was $233,000, primarily the result of cash paid for purchases of property, plant and equipment of $220,000.

Net cash used in investing activities was $13.3 million for the year ended December 31, 2003, primarily the result of cash paid of $14.3 million for the purchase of Nascobal and the purchase of property plant and equipment of $334,000 offset by the net proceeds of $1.3 million from maturity of short-term investments, net of purchases.

Financing Cash Flows

Net cash of $6.1 million was used in financing activities for the year ended December 31, 2005, which was comprised primarily of the redemption of convertible debentures totaling $4.0 million and the repayment of a note payable in the amount of $2.2 million. On April 15, 2005 we redeemed two 8% convertible debentures with a total face value of $4.0 million, plus accrued interest. The convertible debentures were issued in March 2002 with an original maturity date of March 15, 2005. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash. In July 2004, we issued a $2.2 million secured promissory note to Defiante. The note, bearing interest at 9.83% per annum, required interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008. During 2005, we paid off the note in full, including $2.1 million of principal and $9,400 of accrued interest on October 17, 2005 in connection with the sale of our non-core product lines. In January 2006, we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million.

Net cash provided from financing activities was $4.0 million for the year ended December 31, 2004. This was primarily the result of net proceeds from the issuance of common stock and the surrender of outstanding warrants of $2.4 million, proceeds from a secured promissory note payable to Defiante of $2.2 million, and short-term borrowings of $516,000, offset by the payment of dividends on the Series B preferred stock of $672,000, and the repayment of short-term debt and capital lease obligations of $530,000.

Net cash provided from financing activities was $13.7 million for the year ended December 31, 2003. This was primarily the result of net proceeds from the issuance of Series B Preferred Stock of $9.4 million, net proceeds from a private placement of common stock of $4.8 million and short-term borrowings of $587,000 offset by the payment of dividends on the Series B Preferred Stock of $749,000 and the repayment of short-term and long-term debt and capital lease obligations of $665,000.

Cash and Cash Equivalents at December 31, 2005

Total net cash flows for 2005 resulted in a net increase of cash and cash equivalents of $11.7 million for the year ended December 31, 2005. Cash and cash equivalents at December 31, 2005 were $20.4 million. On January 3, 2006, we redeemed all of our outstanding Series B Preferred Stock for a total cash payment of $7.8 million.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three years ended December 31, 2005.

Contractual Obligations

	Payments Due by Period
		1 Year	Greater Than	4 to 5	After
	Total	or Less	1 to 3 Years	Years	Years
	(In $000’s)

Operating leases (1)	$9,805	$1,668	$3,206	$2,973	$1,958
Minimum payments remaining under supply agreement with BioVectra (2)	1,137	714	423	—	—
Capital lease (3)	44	12	24	8	—
Purchase orders and obligations (4)	580	580	—	—	—
Series B Preferred Stock redemption obligation (5)	7,841	7,841	—	—	—

Total contractual cash obligations	$19,407	$10,815	$3,653	$2,981	$1,958

(1)	As of December 31, 2005 we leased three buildings with lease terms expiring in 2006 to 2012. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2005 was approximately $1.5 million. We lease our headquarters in Union City, California, with 23,000 square feet of office space under a lease agreement that expires in 2011. Our headquarters is currently occupied by our Executive, Commercial Development, Finance and Administration, Sales and Marketing, Regulatory Affairs, Contract Manufacturing, and Quality Control and Quality Assurance departments. Annual rent payments for 2006 for this facility are $526,000. We have subleased laboratory space in Hayward, California. This sublease expires in July 2006. We anticipate that we will receive at least $657,000 in 2006 as sublease income to partially offset the 2006 rent obligation of $751,000. We have begun the process to search for a new tenant. If we are unable to sublease the facility after July 2006 for an amount that would cover our obligations under our master lease, it would have a negative impact on us as we would still be obligated to make rent payments of $5.8 million and our share of insurance, taxes, and common area maintenance over the remaining term of the master lease. During the fourth quarter of 2005, we recognized a loss on this sublease of $415,000 as we may not be able to fully recover our lease cost over the remaining term of our master lease.

(2)	We have signed an agreement with BioVectra to produce the API used in Acthar. The agreement requires minimum production totaling $1.7 million during the term. We did not make any payments under this agreement during the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, we paid $468,000 and $115,000, respectively, under this agreement. The agreement terminates in December 2007 and includes two one-year extension options.

(3)	In August 2004, we entered into a capital lease for certain office equipment with a lease term expiring in August 2009. Annual lease payments under this lease are $12,000.

(4)	As of December 31, 2005, our purchase orders and obligations totaled $580,000 for which the goods have not yet been received or the services have not yet been rendered.

(5)	In November 2005, we notified the holders of our Series B Preferred Stock of our intent to redeem all outstanding shares of Series B Preferred Stock on January 3, 2006. We adjusted the carrying value of the 7,125 outstanding shares of Series B Preferred Stock to its redemption amount of $7.8 million at December 31, 2005, and classified it as a current liability. On January 3, 2006 we made a total cash payment of $7.8 million to redeem the outstanding Series B Preferred Stock.

We have entered into employment agreements with our corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Equity Transactions

Significant Equity Transactions in Years Ended December 31, 2003, 2004 and 2005

Series B Convertible Preferred Stock

In January 2003, we completed a private placement of Series B Preferred Stock and warrants to purchase common stock to various institutional healthcare investors. Our gross proceeds from the private placement were $10.0 million. Net of issuance costs, we received net proceeds of $9.4 million. The Series B Preferred Stock had an aggregate stated value of $10.0 million and was entitled to a quarterly dividend at an initial rate of 8% per year, which rate increased to 10% per year on and after January 1, 2006, and to 12% on and after January  1, 2008. In addition, on the occurrence of designated events the dividend rate increased by an additional 6% per year. The Series B Preferred Stock was entitled to a liquidation preference over our common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of Questcor. The Series B Preferred Stock was convertible at the option of the holder into our common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. Through December 31, 2004, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 was converted into 1,724,912 shares of common stock. We had the right commencing on January 1, 2006 (assuming specified conditions were met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and arrearage interest. In addition, upon the occurrence of designated Optional Redemption Events, the holders had the right to require us to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and accrued interest. The terms of the Series B Preferred Stock contained a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock was generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of our common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants stated expiration was in January 2007.

In June 2003, we entered into agreements with the holders of record of our Series B Preferred Stock, whereby the holders of Series B Preferred Stock waived certain covenants and rights to receive additional dividends as provided in the Certificate of Determination, which may have been triggered as a result of our acquisition of Nascobal and the use of our cash resources to pay the purchase price (the “Acquisition”). Specifically, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in our being unable to satisfy the test set forth in Sections 500 and 501 of the California Corporations Code to allow for us to redeem all of the issued and outstanding shares of Series B Preferred Stock. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which (A) our assets

(exclusive of goodwill, capitalized research and development expenses and deferred charges) equaled less than 125% of our liabilities (not including deferred taxes, deferred income and other deferred credits) or (B) our current assets equaled less than 80% of our current liabilities. Additionally, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in our being unable to maintain Net Cash, Cash Equivalents and Eligible Investment Balances (as defined in the Certificate of Determination) in an amount equal to $5.0 million. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which we failed to maintain Net Cash, Cash Equivalents and Eligible Investment Balances in an amount equal to at least $2.5 million. The holders of Series B Preferred Stock also agreed that: (i) the Acquisition would not constitute a breach of the covenant in the Certificate of Determination requiring us to use our best efforts to maintain compliance with Sections 500 and 501 of the California Corporations Code to be able to pay dividends on and to redeem all of the issued and outstanding shares of Series B Preferred Stock; and (ii) the incurrence by us of contingent obligations to pay additional amounts to Nastech of $5.2 million and the granting of a security interest in the acquired Nascobal product would not constitute a breach of the covenants in the Certificate of Determination restricting our ability to incur indebtedness and create liens. In consideration of such agreements, we agreed to adjust the exercise price of warrants to purchase 3,399,911 shares of our common stock previously issued by us to the holders of Series B Preferred Stock from $1.0824 per share to $0.9412 per share. On December 23, 2003, a new waiver was signed by the holders of Series B Preferred Stock which waived the Net Cash, Cash Equivalents and Eligible Investment Balances among other requirements until January 31, 2004 at which time we were in compliance.

In March 2005, we entered into a Series B Preferred Shareholder Agreement and Waiver with all of the holders of the outstanding shares of our Series B Preferred Stock. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by us to them in a private placement of shares of our common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of our common stock held by the holders was extended for one year, until January 15, 2008. Accordingly, on April 1, 2005, we issued 1,344,000 shares of common stock in a private placement to holders of our Series B Preferred Stock.

In November 2005, we notified the holders of our Series B Preferred Stock of our intent to redeem all outstanding shares of Series B Preferred Stock on January 3, 2006. Pursuant to the terms of the Series B Preferred Stock, January 1, 2006 was the first date on which we could redeem the Series B Preferred Stock. The Series B preferred stockholders had the option to convert all or part of their Series B Preferred Stock into our common stock prior to the redemption date. During the year ended December 31, 2005 we issued 1,353,118 shares of our common stock to the Series B stockholders upon conversion of 1,275 shares of Series B Preferred Stock. We adjusted the carrying value of the 7,125 outstanding shares of Series B Preferred Stock to its redemption amount of $7.8 million at December 31, 2005, and classified it as a current liability. We also recorded a deemed dividend of $1.4 million in the fourth quarter of 2005 representing the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock.

Pursuant to our notice to our Series B stockholders in November 2005, on January 3, 2006 we made a total cash payment of $7.8 million to redeem outstanding Series B Preferred Stock. The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from our capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of our common stock at $0.94 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock.

Common Stock

In June 2003, we consummated a private placement of our common stock and warrants to purchase common stock. We issued 4,979,360 shares of common stock in the private placement at $1.01 per share, which was the volume weighted average price of the common stock for the five days prior to and including the close of the private placement. Net proceeds to us from the private placement were approximately $4.8 million. The purchasers of our common stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of common stock at an exercise price of $1.26 per share, which represented a 25% premium to the volume weighted average price of the common stock for the five days prior to and including the close of the private placement. The warrants expire in June 2008.

In January 2004, we entered into agreements with some of our existing investors and issued 4,878,201 shares of common stock in exchange for $2.4 million in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The offer to issue common stock for cash and the surrender of warrants was made to all warrant holders. The warrants retired represented approximately 46% of the warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000 which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of our common stock in December 2003 for the five trading days prior to the agreement to the terms of the transaction. Defiante participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants with a fair value of $53,000 to purchase common stock.

Convertible Debentures

In March 2005, we entered into an amendment with Defiante to the 8% convertible debenture issued by us in March 2002 in favor of Defiante, extending the maturity date to April 15, 2005. In March 2005 we also entered into an amendment with SF Capital Partners Ltd. (“SFCP”) to the 8% convertible debenture issued by us in March 2002 in favor of SFCP, extending the maturity date to April 15, 2005 and amending certain of the terms of our option to repay the SFCP debenture in shares of common stock at the maturity date. We paid interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures were convertible into 2,531,644 shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). In April 2005, we redeemed both convertible debentures in full in cash totaling $4.0 million, plus accrued interest of $94,000 to April 15, 2005.

Cash Requirements

Based on our internal forecasts and projections, we believe that our cash resources at December 31, 2005 will be sufficient to fund operations through at least December 31, 2006, unless a substantial portion of our cash resources are used for product acquisitions or our 2006 revenues are less than we expect.

Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs, and other factors.

If our cash resources at December 31, 2005 are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

Income Taxes

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $90.0 million and $24.7 million, respectively. We also had federal and California research and development tax credits of approximately $1.0 million and $560,000, respectively. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2005 through 2024, if not utilized.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. We are required to adopt SFAS No. 151 in the first quarter of 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R eliminates our ability to use the intrinsic value method of accounting under Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. SFAS No. 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date, to awards that are unvested as of the effective date, and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original SFAS No. 123 will apply this revised statement. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for all prior periods presented. We are currently evaluating the requirements of SFAS No. 123R and will adopt SFAS No. 123R as of the effective date. We expect that the adoption of this SFAS No. 123R will have a material effect on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APBO No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in 2006. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and aim to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. Our investments include money market accounts, commercial paper and corporate bonds. The table below presents the amounts and related interest rates of our investment portfolio and interest-bearing liabilities as of December 31, 2005 and 2004. Our interest-bearing liabilities are at fixed rates, thus limiting our liability exposure to market rate risk.

		Fair Value
	2005	12/31/05
	(In thousands, except interest rates)

ASSETS
Cash, cash equivalents and short-term investments	$26,577	$26,577
Average interest rate	2.43%	—

LIABILITIES
Capital lease	$35	$35
Average interest rate	12.47%	—

		Fair Value
	2004	12/31/04
	(In thousands, except interest rates)

ASSETS
Cash and cash equivalents	$8,729	$8,729
Average interest rate	1.09%	—

LIABILITIES
Notes payable — short-term	$128	$128
Average interest rate	6.18%	—
Convertible debentures	$4,000	$4,000
Average interest rate	8.00%	—
Secured promissory note	$2,200	$2,200
Average interest rate	9.83%	—
Capital lease	$42	$42
Average interest rate	12.47%	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 11, 2005, we disclosed on Form 8-K, under Item 4.01, our dismissal of the firm of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm and the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. As stated in the Form 8-K, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure which disagreements, if not resolved to E&Y’s satisfaction, would have caused them to refer to the subject matter of the disagreements in connection with their report; and there were no “reportable events” as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

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

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements.  Our financial statements and the Reports of Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules.  The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

(c) Exhibits

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.2(25)	Certificate of Amendment to the Questcor Pharmaceuticals, Inc. Bylaws, dated as of March 2, 2006.
3	.3(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3	.4(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(5)	Bylaws of the Company.
4	.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4	.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(8)	1992 Employee Stock Option Plan, as amended.
10	.3(9)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10	.4(10)	2000 Employee Stock Purchase Plan.
10	.5(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.6(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

Exhibit
Number		Description

10	.7(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.8(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.9(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.10(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.11(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.12(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.13(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.15(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.16(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10	.17(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.18(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10	.19(14)	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10	.20(14)	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10	.21(14)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10	.22(15)	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.
10	.23(16)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10	.24(17)	Letter Agreement between the Company and James L. Fares dated February 17, 2005.
10	.25(18)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10	.26(18)	Amendment dated March 10, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of SF Capital Partners Ltd.
10	.27(19)	2004 Non-Employee Directors’ Equity Incentive Plan.
10	.28(20)	Letter Agreement between the Company and Reinhard Koenig dated September 30, 2004.
10	.29(20)	Letter Agreement between the Company and James L. Fares dated February 18, 2005.
10	.30(20)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.
10	.31(20)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.
10	.32(20)	Letter Agreement between the Company and Reinhard Koenig dated February 3, 2004.
10	.33(20)	Letter Agreement between the Company and Barbara J. McKee dated February 9, 2005.
10	.34(20)	Separation Agreement and Release dated March 3, 2005 between the Company and R. Jerald Beers.
10	.35(20)	Series B Preferred Shareholder Agreement and Waiver dated March 29, 2005 by and between the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company.
10	.36(22)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.37(23)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.
10	.38(23)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.

Exhibit
Number		Description

10	.39(23)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.
10	.40(24)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.41*	Offer of Employment Letter Agreement between the Company and Craig C. Chambliss dated March 31, 2005.
10	.42*	Change-in-Control Letter Agreement between the Company and Craig C. Chambliss dated May 1, 2005.
10	.43*	Severance Letter Agreement between the Company and Craig C. Chambliss dated May 4, 2005.
10	.44*	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.
16	.1(21)	Letter to the Security and Exchange Commission from Ernst & Young LLP.
23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
23	.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ JAMES L. FARES
James L. Fares
President and Chief Executive Officer

Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. FARES James L. Fares	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ GEORGE STUART George Stuart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ ALBERT HANSEN Albert Hansen	Chairman	March 30, 2006

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	March 30, 2006

/s/ GREGG LAPOINTE Gregg Lapointe	Director	March 30, 2006

/s/ JON S. SAXE Jon S. Saxe	Director	March 30, 2006

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Director	March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2005, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for the year then ended. Our audit also included the 2005 financial data in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
February 27, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2004, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the financial statement schedule for the years ended December 31, 2004 and 2003, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Palo Alto, California
February 18, 2005
except for Note 17, as to which the
date is March 29, 2005 (which is not
presented herein)

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,438	$8,729
Short-term investments	6,139	—
Accounts receivable, net of allowance for doubtful accounts of $84 and $40 at December 31, 2005 and 2004, respectively	725	2,349
Inventories	1,577	1,769
Prepaid expenses and other current assets	710	839

Total current assets	29,589	13,686
Property and equipment, net	655	614
Purchased technology, net	—	12,758
Goodwill	299	299
Deposits and other assets	805	816

Total assets	$31,348	$28,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,505	$1,103
Income taxes payable	200	—
Accrued compensation	709	974
Preferred stock, 7,125 Series B shares at redemption amount at December 31, 2005	7,841	—
Sales-related reserves	2,581	1,683
Other accrued liabilities	632	605
Current portion of long-term debt and short-term debt	—	342
Convertible debentures (face amount of $4,000), net of deemed discount of $103 at December 31, 2004	—	3,897

Total current liabilities	13,468	8,604
Long-term debt	—	1,986
Lease termination and deferred rent liability	1,350	833
Other non-current liabilities	27	88
Commitments and contingencies (see Note 11)
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at December 31, 2005 and 2004 (aggregate liquidation preference of $10,000 at December 31, 2005 and 2004)	5,081	5,081
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; 8,400 Series B shares issued and outstanding at December 31, 2004, net of issuance costs (aggregate liquidation preference of $8,400 at December 31, 2004)	—	7,578
Common stock, no par value, 105,000,000 shares authorized; 54,461,291 and 51,216,488 shares issued and outstanding at December 31, 2005 and 2004, respectively	90,576	88,436
Deferred compensation	(5)	(10)
Accumulated deficit	(79,147)	(84,423)
Accumulated other comprehensive loss	(2)	—

Total shareholders’ equity	11,422	11,581

Total liabilities and shareholders’ equity	$31,348	$28,173

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)

Revenues:
Net product sales	$14,162	$18,404	$13,655
Grant revenue	—	—	58
Technology revenue	—	—	350

Total revenues	14,162	18,404	14,063
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	3,110	3,730	3,573
Selling, general and administrative	10,019	11,551	10,400
Research and development	2,227	2,181	2,267
Depreciation and amortization	995	1,208	1,157

Total operating costs and expenses	16,351	18,670	17,397

Loss from operations	(2,189)	(266)	(3,334)
Other income (expense):
Non-cash amortization of deemed discount on convertible debentures	(108)	(522)	(522)
Interest income	271	78	229
Interest expense	(275)	(420)	(333)
Other income (expense), net	8	21	(91)
Rental income, net	243	277	260
Gain on sale of product lines	9,642	—	—

Total other income (expense)	9,781	(566)	(457)

Net income (loss) before income taxes	7,592	(832)	(3,791)
Income tax expense	200	—	—

Net income (loss)	7,392	(832)	(3,791)
Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock	84	—	1,394
Deemed dividend related to the redemption of Series B preferred stock	1,361	—	—
Dividends on Series B preferred stock	671	676	762
Allocation of undistributed earnings to Series A preferred stock	208	—	—

Net income (loss) applicable to common shareholders	$5,068	$(1,508)	$(5,947)

Net income (loss) per share applicable to common shareholders — basic and diluted	$0.10	$(0.03)	$(0.14)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	52,477	50,844	41,884

Diluted	53,323	50,844	41,884

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Stock								Other	Total
	Series A		Series B		Common Stock		Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain (Loss)	Equity
	(In thousands, except shares)

Balances at January 1, 2003	2,155,715	$5,081	—	$—	38,676,592	$77,528	$(22)	$(76,968)	$(42)	$496
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	50	—	—	—	50
Deferred compensation	—	—	—	—	—	15	(15)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	20	—	—	20
Issuance of shares pursuant to employee stock purchase plan	—	—	—	—	93,123	68	—	—	—	68
Issuance of common stock to investors	—	—	—	—	4,979,360	4,826	—	—	—	4,826
Issuance of common stock upon cashless exercise of warrants	—	—	—	—	387,995	—	—	—	—	—
Issuance of common stock upon surrender of stock options	—	—	—	—	273,962	212	—	—	—	212
Issuance of Series B preferred stock, net of issuance costs	—	—	10,000	9,404	—	—	—	—	—	9,404
Warrants issued on Series B preferred stock	—	—	—	(1,620)	—	1,620	—	—	—	—
Issuance of common stock upon conversion of Series B preferred stock	—	—	(900)	(900)	956,225	900	—	—	—	—
Issuance of common stock upon conversion of accrued dividends for Series B preferred stock	—	—	—	—	20,545	13	—	—	—	13
Deemed dividends on Series B preferred stock	—	—	—	1,394	—	—	—	(1,394)	—	—
Dividends on Series B preferred stock	—	—	—	—	—	—	—	(762)	—	(762)
Comprehensive income (loss):
Other than temporary loss on investments	—	—	—	—	—	—	—	—	51	51
Reclassification of net unrealized loss on investments into realized loss	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	(3,791)	—	(3,791)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,749)

Balances at December 31, 2003	2,155,715	5,081	9,100	8,278	45,387,802	85,232	(17)	(82,915)	—	10,578
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	21	—	—	—	21
Stock compensation from modification of employee stock options	—	—	—	—	—	9	—	—	—	9
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	7
Issuance of shares pursuant to employee stock purchase plan	—	—	—	—	182,267	90	—	—	—	90
Issuance of common stock to investors, net of issuance costs	—	—	—	—	1,000,000	610	—	—	—	610
Issuance of common stock upon surrender of warrants	—	—	—	—	3,878,201	1,755	—	—	—	1,755
Issuance of common stock upon exercise of stock options	—	—	—	—	20,076	15	—	—	—	15
Issuance of common stock upon conversion of Series B preferred stock	—	—	(700)	(700)	743,732	700	—	—	—	—
Issuance of common stock upon conversion of accrued dividends for Series B preferred stock	—	—	—	—	4,410	4	—	—	—	4
Dividends on Series B preferred stock	—	—	—	—	—	—	—	(676)	—	(676)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(832)	—	(832)

Balances at December 31, 2004	2,155,715	5,081	8,400	7,578	51,216,488	88,436	(10)	(84,423)	—	11,581
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	29	—	—	—	29
Deemed dividend on Series B preferred stock	—	—	—	—	—	84	—	(84)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	5
Issuance of shares pursuant to employee stock purchase plan	—	—	—	—	347,023	151	—	—	—	151
Issuance of common stock upon cashless exercise of warrant	—	—	—	—	42,927	—	—	—	—	—
Issuance of common stock dividend to Series B holders in lieu of cash dividend	—	—	—	—	1,344,000	671	—	(671)	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	157,735	107	—	—	—	107
Issuance of common stock upon conversion of Series B preferred stock	—	—	(1,275)	(1,275)	1,353,118	1,275	—	—	—	—
Deemed dividend related to the redemption of Series B preferred stock	—	—	—	1,538	—	(177)	—	(1,361)	—	—
Series B preferred stock redemption amount reclassified to current liability	—	—	(7,125)	(7,841)	—	—	—	—	—	(7,841)
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	—	7,392	—	7,392

Total comprehensive income	—	—	—	—	—	—	—	—	—	7,390

Balances at December 31, 2005	2,155,715	$5,081	—	$—	54,461,291	$90,576	$(5)	$(79,147)	$(2)	$11,422

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Flows Provided by (Used in) Operating Activities
Net income (loss)	$7,392	$(832)	$(3,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	29	30	75
Amortization of deemed discount on convertible debentures	108	522	522
Depreciation and amortization	995	1,208	1,157
Gain on sale of product lines	(9,642)	—	—
Other	13	187	111
Changes in operating assets and liabilities:
Accounts receivable	1,624	(188)	(571)
Inventories	(34)	(719)	(596)
Prepaid expenses and other current assets	(418)	34	81
Accounts payable	402	(299)	172
Income taxes payable	200	—	—
Accrued compensation	(265)	616	(436)
Sales-related reserves	473	1,101	164
Other accrued liabilities	27	128	(317)
Other non-current liabilities	463	(30)	83

Net cash provided by (used in) operating activities	1,367	1,758	(3,346)
Cash Flows Provided by (Used in) Investing Activities
Acquisition of purchased technology	(2,000)	—	(14,289)
Purchase of short-term investments	(6,141)	(1,000)	(3,009)
Proceeds from the sale and maturities of short-term investments	—	1,000	4,337
Purchase of property, equipment and leasehold improvements	(241)	(220)	(334)
Net proceeds from sale of product lines	24,794	—	—
Proceeds from the sale of equipment	1	2	24
Increase (decrease) in deposits and other assets	6	(15)	(2)

Net cash provided by (used in) investing activities	16,419	(233)	(13,273)
Cash Flows Provided by (Used in) Financing Activities
Issuance of common stock and warrants, net	258	2,470	5,106
Issuance of preferred stock, net	—	—	9,404
Payment of preferred stock dividends	—	(672)	(749)
Short-term borrowings	191	516	587
Redemption of convertible debentures	(4,000)	—	—
Proceeds from Defiante note	—	2,200	—
Repayment of Defiante note	(2,200)	—	—
Repayment of short-term debt and capital lease obligations	(326)	(530)	(665)

Net cash provided by (used in) financing activities	(6,077)	3,984	13,683

Increase (decrease) in cash and cash equivalents	11,709	5,509	(2,936)
Cash and cash equivalents at beginning of year	8,729	3,220	6,156

Cash and cash equivalents at end of year	$20,438	$8,729	$3,220

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$275	$420	$413

Non-Cash Investing and Financing Activities:
Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$671	$—	$—

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$1,275	$704	$13

Equipment acquired under capital lease	$—	$44	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). The Company’s strategy is to (i) acquire commercial products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired at a reasonable valuation relative to the Company’s cost of capital, (ii) develop through corporate collaborations new medications focused on its target markets that would generally be in the later stages of development and require lower capital investment when compared to traditional pre-clinical development programs, and (iii) co-promote selected CNS commercial products of other pharmaceutical companies. During 2005, the Company owned four commercial products: H.P. Acthar® Gel (“Acthar”), an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis and is also commonly used in treating patients with infantile spasm; Nascobal®, a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. The Company also had an agreement to promote and sell VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function, which expired in January 2005.

On October 17, 2005, the Company completed the sale of its non-core product lines Nascobal, Ethamolin and Glofil-125 to QOL Medical LLC for gross proceeds of $28.3 million. Further details on this transaction are provided in Note 2 — Sale of Nascobal, Ethamolin, and Glofil-125 Product Lines.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Need to Raise Additional Capital

The Company has incurred significant operating losses and negative cash flows from operations since its inception. At December 31, 2005, the Company had an accumulated deficit of $79.1 million and working capital of $16.1 million. Management believes that cash resources at December 31, 2005 will be sufficient to fund operations through at least December 31, 2006. If the Company’s existing cash resources are not sufficient to meet its obligations, it will seek to raise additional capital through public or private equity financing or from other sources. Such financing may not be available under acceptable terms, if at all.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the accompanying Consolidated Statements of Operations, in Other Income.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risk

Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company extends credit to its customers, primarily large drug wholesalers and distributors and certain hospitals and treatment centers, in connection with its product sales. The Company has not experienced significant credit losses on its customer accounts. Three wholesalers accounted for the majority of the Company’s accounts receivable and gross product sales as follows:

	December 31,
% of Accounts Receivable	2005	2004

Wholesaler A	22%	31%
Wholesaler B	27%	32%
Wholesaler C	24%	25%
Other customers	27%	12%

	100%	100%

	Years Ended December 31,
% of Gross Product Sales	2005	2004	2003

Wholesaler A	35%	29%	35%
Wholesaler B	29%	28%	25%
Wholesaler C	23%	24%	18%
Other customers	13%	19%	22%

	100%	100%	100%

The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. All of the Company’s manufacturers are sole-source manufacturers and no alternative suppliers exist.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out or FIFO basis. Inventory reserves are provided for on a product-by-product basis, based upon the expiration date of products, inventory levels in relation to forecasted sales volume, and historical demand for products.

Property and Equipment

Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Useful Lives
in Years

Laboratory equipment	5
Manufacturing equipment	5-8
Office equipment, furniture and fixtures	3-5
Leasehold improvements	5-10

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible and Other Long-Lived Assets

Intangible assets as of December 31, 2005 consist of goodwill. As of December 31, 2004, intangible and other long-lived assets consisted of goodwill and purchased technology. The goodwill was generated from a 1999 merger with RiboGene, Inc. (“RiboGene”). Goodwill is not amortized, but instead is tested for impairment at least annually. Any impairment loss recognized will be charged to operations. Purchased technology associated with the acquisitions of products is stated at cost and amortized over the estimated sales life of the product. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. As of December 31, 2004, the purchased technology related to Nascobal which was being amortized over an estimated life of 15 years. In conjunction with the sale of the Nascobal product line in October 2005 (see Note 2) the Company included the carrying value of the Nascobal purchased technology in calculating the gain on the sale of product lines.

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

Revenue Recognition

Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts, and after May 31, 2004, returns for credit. Revenue is recognized upon shipment of product, provided the title to the products has been transferred at the point of shipment. If the title to the product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company sells its products to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sold directly to consumers. The Company does not require collateral from its customers. The Company records estimated sales reserves against product revenues for government chargebacks, Medicaid rebates, payment discounts and product returns for credit memoranda. The Company’s policy of issuing credit memoranda for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within six months beyond the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable. The Company’s product exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within six months beyond the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales in the accompanying Consolidated Statements of Operations. Returns are subject to inspection prior to acceptance. Subsequent to the sale of the Nascobal, Ethamolin and Glofil-125 product lines on October 17, 2005 (see Note 2), the Company no longer has access to Nascobal or Ethamolin to facilitate product replacements under the product replacement policy. As a result, credit is issued on all returns of these products after October 17, 2005. For Glofil-125 and VSL#3 the Company accepts no returns for expired product.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reserves for government chargebacks, Medicaid rebates, product exchanges and product returns for credit memoranda were $2.6 million and $1.7 million at December 31, 2005 and 2004, respectively, and are included in Sales-Related Reserves in the Consolidated Balance Sheets. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, the Company is responsible for all Medicaid rebates and government chargebacks on its sales of these products through October 17, 2005. The Company is also responsible for product returns on its sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006.

Revenue earned under collaborative research agreements is recognized as the research services are performed. Amounts received in advance of services to be performed are recorded as deferred revenue until the services are performed.

The Company has received government grants that supported the Company’s research effort in specific research projects. These grants provided for reimbursement of approved costs incurred as defined in the various awards. The Company’s Small Business Innovation Research grant related to Glial Exatotoxin Release Inhibitors compound research terminated in July 2003.

The Company has received payments in exchange for proprietary licenses related to technology and patents. The Company classifies these payments as Technology Revenue in the accompanying Consolidated Statements of Operations. These payments are recognized as revenues upon receipt of cash and the transfer of intellectual property, data and other rights licensed, assuming no continuing material obligations exist.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of Product Sales in the accompanying Consolidated Statements of Operations.

Research and Development

The costs included in research and development relate primarily to the Company’s manufacturing site transfers and medical and regulatory affairs compliance activities. Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Income (Loss) Per Share Applicable to Common Shareholders

The Company calculates net income (loss) per share applicable to common shareholders in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” and Emerging Issues Task Force (“EITF”) 03-06, “Participating Securities and the Two — Class Method Under SFAS 128.” SFAS No. 128 and EITF 03-06 together require the presentation of “basic” net income (loss) per share and “diluted” net income (loss) per share. Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company has determined that its Series A Preferred Stock meets the definition of a participating security, and has allocated a portion of net income to its Series A Preferred Stock on a pro rata basis. Net loss has not been allocated to the Series A preferred stockholder for the years ended December 31, 2004 and 2003 as the Series A preferred stockholder does not have a contractual obligation to share in the losses of the Company. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income per share applicable to common shareholders, net income applicable to common shareholders is divided by the weighted average common

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the years ended December 31, 2005, 2004 and 2003, respectively, and the effect of dilutive potential common shares on the number of shares used in computing basic net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2005	2004	2003

Net income (loss) applicable to common shareholders	$5,068	$(1,508)	$(5,947)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	52,477	50,844	41,884
Effect of dilutive potential common shares:
Stock options	830	—	—
Warrants and placement agent unit options	16	—	—

Diluted	53,323	50,844	41,884

Basic and diluted net income (loss) per share applicable to common shareholders	$0.10	$(0.03)	$(0.14)

The computation of diluted net income per share applicable to common shareholders for the year ended December 31, 2005 excluded the effect of 2,159,963 options to purchase common shares and 4,363,357 warrants outstanding at December 31, 2005 as the exercise prices of these securities were greater than the average market price of the common shares, and therefore, the inclusion would have been anti-dilutive. Diluted net income per share applicable to common shareholders for 2005 also excluded the potential effect of 2,155,715 shares of Series A Preferred Stock and 7,125 shares of Series B Preferred Stock outstanding at December 31, 2005 as the inclusion of these securities would have been anti-dilutive.

Had the Company been in a net income position for the year ended December 31, 2004, the calculation of diluted net income per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding 5,685,459 stock options, 11,080,492 convertible preferred shares, 2,531,644 shares issuable upon conversion of debentures, placement agent unit options for 127,676 shares and 4,539,407 warrants. For the year ended December 31, 2003, the calculation of diluted net income per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding 9,757,502 stock options, 11,824,220 convertible preferred shares, 2,531,646 shares issuable upon conversion of debentures, placement agent unit options for 127,676 shares and 8,437,608 warrants.

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation for options granted to employees is determined as the difference between the fair value of the Company’s common stock on the date options were granted and the exercise price. For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting periods.

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

The following table illustrates the effect on net income (loss) per share applicable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Net income (loss) applicable to common shareholders, as reported	$5,068	$(1,508)	$(5,947)
Add: Stock-based employee compensation expense included in reported net income (loss)	5	7	58
Add: Adjustment to stock-based employee compensation due to forfeitures of unvested options, primarily related to officer resignations	—	488	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(445)	(720)	(1,439)

Net income (loss) applicable to common shareholders, pro forma	$4,628	$(1,733)	$(7,328)

Basic and diluted net income (loss) per share applicable to common shareholders:
As reported	$0.10	$(0.03)	$(0.14)

Pro forma	$0.09	$(0.03)	$(0.17)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” established standards for the reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the accompanying Consolidated Statements of Preferred Stock and Shareholders’ Equity.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Segment Information

The Company has determined that it operates in one business segment.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net product sales by therapeutic area (in thousands):

	Years Ended December 31,
	2005	2004	2003

Neurology	$8,425	$8,168	$7,973
Gastroenterology	5,084	9,399	4,721
Nephrology	653	837	961

	$14,162	$18,404	$13,655

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. The Company is required to adopt SFAS No. 151 in the first quarter of 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APBO No. 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. SFAS No. 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date, to awards that are unvested as of the effective date, and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original SFAS No. 123 will apply this revised statement. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for all prior periods presented. The Company is currently evaluating the requirements of SFAS No. 123R and will adopt SFAS No. 123R as of the effective date. The Company expects that the adoption of SFAS No. 123R will have a material effect on its results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APBO No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial condition.

2.	Sale of Nascobal, Ethamolin and Glofil-125 Product Lines

On October 17, 2005 (the “Closing Date”), the Company sold its Nascobal, Ethamolin and Glofil-125 product lines (the “Product Lines”) to QOL Medical LLC (“QOL”) pursuant to an Asset Purchase Agreement (the “Agreement”) between the Company and QOL executed as of the same date. Pursuant to the Agreement, QOL paid the Company an aggregate purchase price of $28.3 million and assumed the potential obligation to pay $2.0 million to Nastech Pharmaceuticals, Inc. (“Nastech”) upon the issuance by the U.S. Patent and Trademark Office of a patent on Nascobal nasal spray. Of the $28.3 million gross proceeds from the transaction, $2.1 million was paid to Defiante Farmaceutica Lda (“Defiante”), to satisfy in full all amounts outstanding on the Closing Date under the promissory note issued by the Company on July 31, 2004, in favor of Defiante; $2.0 million was paid to Nastech, the prior owner of Nascobal, and the Company’s supplier of Nascobal product, as an inducement for Nastech to provide additional intellectual property and contractual rights to QOL and for Nastech to consent to the assignment to QOL of its supply agreement and its asset purchase agreement with the Company; $1.5 million was paid for other transaction costs and expenses; and, $200,000 was paid in March 2006 for estimated federal and state income taxes. This resulted in proceeds from the transaction of $24.8 million before payment of the outstanding balance on the closing date of the Defiante note payable and the estimated income taxes. After these payments, the net proceeds were $22.5 million. The proceeds of $24.8 million were reduced by the carrying value of the Nascobal net purchased technology of $14.0 million and other deductions of $1.2 million for a net gain from the sale of the Product Lines of $9.6 million for the year ended December 31, 2005. The sale of the Product Lines was not reported as a discontinued operation under SFAS No. 144 “Accounting for the Impairment of Long-lived Assets”, because the Product Lines did not qualify as an operating business component of the Company. Pursuant to the terms of the Agreement, the Company made certain representations and warranties concerning the Product Lines and the Company’s authority to enter into the Agreement and consummate the transactions contemplated thereby. The Company also made certain covenants which survived the Closing Date, including a covenant not to operate a business that competes, on a worldwide basis, with the Product Lines for a period of six years from the Closing Date. In the event of a breach of the representations, warranties or covenants made by the Company, QOL will have the right, subject to certain limitations, to seek indemnification from the Company for any damages that it has suffered as result of such breach.

3.	Development and Collaboration Agreements

In December 2001, the Company entered into a promotion agreement (effective January 2002) with VSL Pharmaceuticals, Inc. (“VSL”), a private company owned in part by the major stockholders of Sigma-Tau Finanziaria SpA (“Sigma-Tau”), a related party. Effective January 1, 2004, the promotion agreement and all amendments were assigned by VSL to Sigma-Tau Pharmaceuticals, a subsidiary of Sigma Tau. In June 2002, the Company signed an amendment to the promotion agreement. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product direct to customers at its cost and expense. The VSL#3 product was formally launched on May 23, 2002. Revenues from sales of VSL#3 were recognized when product was shipped to the customer. The Company did not accept returns of VSL#3. VSL#3 revenue was $71,000, $1.5 million, and $992,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in Net Product Sales in the accompanying Consolidated Statements of Operations. The Company paid a quarterly access fee to Sigma-Tau Pharmaceuticals which varied based upon sales and costs incurred by the Company. The term of the agreement was three years and the agreement expired in January 2005.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the merger with RiboGene, the Company assumed an option and license agreement entered into with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), in July 1998 for the development of Emitasol, an intranasally administered drug that was being developed for the treatment of diabetic gastroparesis and for the prevention of delayed onset emesis. Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to Emitasol. This option expired in July 2001. Under the collaboration agreement, the Company was obligated to fund one-half of the clinical development expenses for Emitasol up to an aggregate of $7.0 million. Through December 31, 2005, the Company had made development payments for Emitasol, under the terms of the agreement with Shire, totaling $4.7 million, consisting of $4.2 million paid to Shire and approximately $500,000 paid to other parties for allowable expenses including patent and trademark costs. Shire asserts that the Company owes $248,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option, which the Company has accrued for as of December 31, 2005. The Company had Shire return certain items to the Company, including the transfer of the Investigational New Drug applications relating to Emitasol and the assignment of the intellectual property relating to Emitasol generated in the course of the development program. Shire also holds all 2,155,715 outstanding shares of the Company’s Series A Preferred Stock which it originally acquired from RiboGene for a payment of $10.0 million.

4.	Product Acquisition

In June 2003, the Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech. Under the terms of the Nascobal Asset Purchase Agreement (“Agreement”), the Company made an initial cash payment of $9.0 million upon the closing of the acquisition, an additional cash payment of $3.0 million in the third quarter of 2003 and an additional $2.2 million cash payment in December 2003 (a total of $14.2 million). As part of the acquisition, the Company also acquired rights to Nascobal nasal spray, an improved dosage form, for which a New Drug Application (“NDA”) was filed by Nastech with the Food and Drug Administration (“FDA”) at the end of 2003. Under the terms of the Agreement, subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company was required to make a $2.0 million payment for the transfer of the NDA from Nastech to the Company. The NDA for Nascobal spray was approved by the FDA in February 2005, and the Company paid the required $2.0 million to Nastech in February 2005.

The Company accounted for the Nascobal product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. Of the purchase cost of $14.3 million, which included acquisition costs of $0.1 million, $14.2 million was attributed to purchased technology, and $0.1 million to inventory. Purchased technology was amortized over the estimated life of 15 years through September 30, 2005. In connection with the sale of the Nascobal product line on October 17, 2005, the Company included the carrying value of the Nascobal purchased technology in calculating the gain on the sale of product lines (see Note 2).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

Following is a summary of cash equivalents and short-term investments, classified as available for sale, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value

December 31, 2005
Cash equivalents:
Money market funds	$7,706	$—	$7,706
Commercial paper	1,996	1	1,997
Corporate bonds	6,858	(1)	6,857

	$16,560	$—	$16,560

Short-term investments:
Commercial paper	$989	$1	$990
Corporate bonds	5,152	(3)	5,149

	$6,141	$(2)	$6,139

December 31, 2004
Cash equivalents:
Money market funds	$5,693	$—	$5,693
Commercial paper	2,245	—	2,245

	$7,938	$—	$7,938

The net realized gains on sales of available-for-sale investments were not significant for the years ended December 31, 2005, 2004 and 2003. For the year ended December 31, 2003, the Company recognized an other-than-temporary loss of $51,000 and a realized loss of $14,000. As of December 31, 2005, the Company had $6.1 million of short-term investments with maturities of less than one year. The average contractual maturity as of December 31, 2005 was approximately five months.

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004

Raw materials	$1,335	$1,239
Work in Process	—	228
Finished goods	342	409
Less allowance for excess and obsolete inventories	(100)	(107)

	$1,577	$1,769

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004

Laboratory equipment	$8	$9
Manufacturing equipment	515	446
Office equipment, furniture and fixtures	983	886
Leasehold improvements	392	329

	1,898	1,670
Less accumulated depreciation and amortization	(1,243)	(1,056)

	$655	$614

Depreciation and amortization expense for property and equipment totaled $191,000, $257,000, and $260,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Purchased Technology and Goodwill

Purchased technology and goodwill consist of the following (in thousands):

	December 31,
	2005	2004

Goodwill	$1,023	$1,023
Purchased technology	—	14,223
Less accumulated amortization	(724)	(2,189)

	$299	$13,057

The net carrying value of goodwill no longer subject to amortization amounted to $299,000 at December 31, 2005 and 2004. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill on an annual basis for impairment. The fair value is compared to the carrying value of the Company’s net assets including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2005 the Company determined that goodwill was not impaired. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment test.

For the year ended December 31, 2004, the Company tested its goodwill (including assembled workforce) for impairment. The assembled workforce was generated from the merger with RiboGene, and represented the value of the employees that the Company retained subsequent to the merger based upon the cost to replace the retained employees. In evaluating the assembled workforce, the Company determined that the cost to replace the remaining employees would be minimal. Hence, the Company concluded that the remaining assembled workforce was impaired and the carrying value of $180,000 related to the assembled workforce was written off in the fourth quarter of 2004. The impairment loss is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.

Purchased technology at December 31, 2004 included $14.2 million related to the Nascobal acquisition. Amortization of purchased technology relating to products totaled $804,000, $951,000 and $897,000 for the years ended December 31, 2005, 2004, and 2003, respectively, and is included in Depreciation and Amortization expense in the accompanying Consolidated Statements of Operations. In connection with the sale of the Nascobal product line in October 2005 the Company included the carrying value of the Nascobal purchased technology in calculating the gain on the sale of product lines (see Note 2).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Convertible Debentures

In March 2002, the Company issued $4.0 million of 8% convertible debentures to an institutional investor, and Defiante, a wholly-owned subsidiary of Sigma-Tau. The debentures were convertible into 2,531,644 shares of the Company’s common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). In March 2005, the Company entered into amendments to the debentures whereby the maturity date of the debentures was extended from March 15, 2005 to April 15, 2005.

The Company could redeem the debentures for cash prior to maturity after March 15, 2003, provided the average of the closing sale price of the Company’s common stock for the twenty (20) consecutive trading days prior to the delivery of the optional prepayment notice to the holders of the debentures was equal to or greater than $3.16 per share, and the Company had satisfied certain equity conditions. At the end of the term of the debentures, under certain circumstances, the Company could redeem any outstanding debentures for stock. The Company could redeem the institutional investor’s debentures for stock at maturity, provided the total aggregate number of shares of the Company’s common stock issued to them (including shares issuable upon conversion of their debenture and shares issuable upon exercise of their warrant) did not exceed 7,645,219 shares (representing 19.999% of the total number of issued and outstanding shares of the Company’s common stock as of March 15, 2002). The Company could redeem Defiante’s debenture for stock at maturity, provided the market price of the Company’s common stock at the time of redemption was greater than $1.50 per share (representing the five day average closing sale price of the Company’s common stock immediately prior to March 15, 2002).

The Company issued warrants in conjunction with the issuance of the convertible debentures to the institutional investor, Defiante and the placement agent to acquire an aggregate of 1,618,987 shares of common stock at an exercise price of $1.70 per share. The warrants expired on March 15, 2006. The warrants issued to the institutional investor and Defiante were assigned a value of $843,000. The warrants issued to the placement agent were assigned a value of $82,000. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 5%; an expiration date of March 15, 2006; volatility of 0.72; and a dividend yield of 0%. In connection with the issuance of the debentures and warrants, the Company recorded $641,000 related to the beneficial conversion feature on the convertible debentures. The total amount of the deemed discount on the convertible debentures as a result of the warrant issuance and the beneficial conversion feature amounted to $1.5 million. The beneficial conversion feature and warrant value was amortized over the term of the debentures. The unamortized balance was zero and $103,000 at December 31, 2005 and December 31, 2004, respectively. In January 2004, the Company entered into an agreement with Defiante to purchase 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of their 759,493 warrants with a fair value of $53,000 to purchase common stock (see Note 12). In April 2005, the Company redeemed both convertible debentures in full in cash totaling $4.0 million, plus accrued interest of $94,000 to April 15, 2005.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004

Convertible debentures (net of deemed discount of $103 at December 31, 2004) bearing interest of 8%	$—	$3,897
Secured promissory note, bearing interest of 9.83%	—	2,200
Notes payable for product liability insurance, bearing interest of 5.5%	—	81
Notes payable for property and liability insurance, bearing interest of 5.5%	—	47

	—	6,225
Less current portion	—	(4,239)

Total	$—	$1,986

The convertible debentures were due in March 2005. In March 2005, the Company entered into amendments to the convertible debentures whereby the maturity date of the debentures was extended from March 15, 2005 to April 15, 2005. On April 15, 2005, the Company redeemed both convertible debentures in full in cash totaling $4.0 million, plus accrued interest of $94,000 to April  15, 2005.

On July 31, 2004, the Company issued a $2.2 million secured promissory note to Defiante. The interest rate on the note was 9.83% per annum. Repayment of the note consisted of interest only for the first twelve months, with monthly principal and interest payments thereafter through August 2008. The note was secured by the Nascobal intellectual property including the NDA for the spray formulation, which was approved in February 2005. During the year ended December 31, 2005, the Company paid the $2.2 million note in full, including the remaining outstanding principal of $2.1 million plus accrued interest of $9,400 in October 2005 in connection with the sale of the product lines (see Note 2).

The notes payable for product liability insurance and property and liability insurance were paid in full during the year ended December 31, 2005 and existing insurance policies were paid directly by the Company during 2005.

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments of similar terms, degrees of risk and remaining maturities. The carrying value of these obligations approximates their respective fair values as of December 31, 2004. Interest expense was $275,000, $420,000, and $333,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.	Indemnifications, Commitments and Contingencies

Indemnifications

The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2005 and 2004.

Employment Agreements

The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Leases

The Company leases office facilities under various operating lease agreements, with remaining terms that extend to November 2012. The Company has also entered into automobile and office equipment leases, with remaining terms that extend to January 2009. The Company also entered into a capital lease for certain office equipment in August 2004 that extends to August 2009. Minimum future obligations under the leases as of December 31, 2005 are as follows (in thousands):

			Automobile
	Facility		and Office	Operating	Capital
	Operating	Sublease	Equipment	Leases	Leases
Year Ending December 31,	Leases	Income	Leases	Total	Total

2006	$1,311	$(664)	$357	$1,004	$12
2007	1,359	—	280	1,639	12
2008	1,409	—	158	1,567	12
2009	1,459	—	2	1,461	8
2010	1,512	—	—	1,512	—
Thereafter	1,958	—	—	1,958	—

	$9,008	$(664)	$797	$9,141	$44

Less: amounts representing interest					(9)

Present value of minimum lease payments					35
Current portion of capital lease obligations					8

Long-term capital lease obligations					$27

In August 2004, the Company entered into a capital lease for certain office equipment. The net book value of the equipment acquired totaled $33,000 and $41,000 (net of accumulated amortization of $11,000 and $3,000) at December 31, 2005 and 2004, respectively.

In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment for its Hayward, California facility. Due to the termination of the Company’s drug discovery programs, the space and equipment were no longer needed. The current sublessee of the Hayward facility subleased and fully occupied the 30,000 square foot facility after the Company’s relocation occurred in May 2001. The sublease expires in July 2006. The Company’s master lease expires in November 2012. The Company has been notified by the tenant that they will be vacating the facility in July 2006. If the Company is unable to sublease the facility after July 2006 for an amount that would cover its obligations under the master lease, the Company would still be obligated to make rent payments of $5.8 million and its share of insurance, taxes, and common area maintenance over the remaining term of the master lease. During the fourth quarter of 2005, the Company recognized a loss of $415,000 on the master lease in accordance with SFAS No. 46 “Accounting for Costs Associated with Exit or Disposal Activities,” as the Company determined that it may not be able to fully recover its lease cost over the remaining term of the master lease. The loss was recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations and represents a liability of $1.1 million as of December 31, 2005 related to future lease obligations, offset by the reversal of a $682,000 related net deferred rent liability. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rental income that could reasonably be obtained from the property. The Company will review its assumptions and estimates quarterly and revise its estimates of this liability to reflect changes in circumstances.

In October 2000, the Company entered into an agreement to lease its corporate headquarters facility in Union City, California. The initial lease term is for 120 months, with an option for an additional five years. As a condition of this agreement, the Company provided an irrevocable letter of credit in the amount of $659,000, with the face value of the letter of credit, subject to certain conditions, declining thereafter. The Company entered into this lease agreement as laboratory space was no longer necessary. The certificate of deposit securing the letter of credit is included in Deposits and Other Assets on the accompanying Consolidated Balance Sheets.

In May 2001, the Company closed its Neoflo manufacturing facility located in Lee’s Summit, Missouri. During the year ended December 31, 2003, the Company subleased the space. The lease period and the sublease expired on December 31, 2004.

During the year ended December 31, 2003, the Company vacated a facility in Carlsbad, California and subleased the entire facility under two separate subleases expiring in January 2005 and January 2006. During the year ended December 31, 2003, the Company recorded a liability of $171,000 for the net present value of the remaining lease payment net of sublease revenue and the related expense was recorded to Research and Development expense in the accompanying Consolidated Statements of Operations. The sublease expiring in January 2005 included a renewal option to extend the term for four three-month periods which was extended through July of 2005.

Rent expense for facility, equipment and automobile leases totaled $1.5 million, $1.5 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net rental income totaled $243,000, $277,000 and $260,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Commitments

The Company has an agreement with BioVectra dcl to produce the active pharmaceutical ingredient used in Acthar. The agreement requires minimum production totaling $1.7 million during the term. The Company did not make any payments under this agreement during the year ended December 31, 2005. Under this agreement, the Company paid $468,000 and $115,000 during the years ended December 31, 2004 and 2003, respectively. The agreement terminates in December 2007 and includes two one-year extension options.

12.	Preferred Stock and Shareholders’ Equity

Preferred Stock

Pursuant to its Amended and Restated Articles of Incorporation (“Articles of Incorporation”), the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series and issued 2,155,715 shares of Series A Preferred Stock and 10,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) through December 31, 2005. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends concurrently with the common stock, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefrom. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock is convertible, at the option of the holder of such share, into one share of common stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of common stock. The Articles of Incorporation authorize the issuance of Preferred Stock in classes, and the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions. The Series A Preferred Stock has a liquidation preference equal to $4.64 per share plus all declared and unpaid dividends which is payable upon the occurrence of a liquidation, consolidation, merger or the sale of substantially all of the Company’s stock or assets. The Company excluded the Series A Preferred Stock from total shareholders’ equity due to the nature of the liquidation preference of the preferred stock. During the year ended December 31, 2005, the Company allocated $208,000 of undistributed earnings to Series A Preferred Stock. The amount represents an allocation of a portion of the Company’s net income for the year ended December 31, 2005 to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of the Company’s net income to the Series A preferred stockholder.

In January 2003, the Company completed a private placement of Series B Preferred Stock and warrants to purchase common stock to various investors. Gross proceeds to the Company from the private placement were $10.0 million. Net of issuance costs, the proceeds to the Company were $9.4 million. The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10.0 million and each holder was entitled to a quarterly dividend at an initial rate of 8% per year, which rate would increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. In addition, on the occurrence of designated events, including the failure to maintain Net Cash, Cash Equivalent and Eligible Investment Balances, as defined in the Company’s Certificate of Determination of Series B Preferred Stock (the “Certificate of Determination”), of at least 50% of the aggregate stated value of the outstanding shares of Series B Preferred Stock, the dividend rate would increase by an additional 6% per year. The Series B Preferred Stock was entitled to a liquidation preference over the Company’s common stock and Series A Preferred Stock upon a liquidation, dissolution or winding up of the Company. The Series B Preferred Stock was convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. Through December 31, 2004, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 was converted into 1,724,912 shares of common stock. The Company had the right commencing on January 1, 2006 (assuming specified conditions were met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and accrued interest. In addition, upon the occurrence of designated Optional Redemption Events (as defined in the Certificate of Determination), the holders had the right to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest.

The Optional Redemption Events were all within the control of the Company. Therefore, in accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities”, the Company classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company had elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it was uncertain whether or when the redemption events described above would occur.

The terms of the Series B Preferred Stock contained a variety of affirmative and restrictive covenants, including limitations on indebtedness and liens. Each share of Series B Preferred Stock was generally entitled to a number of votes equal to 0.875 times the number of shares of common stock issuable upon conversion of such share of Series B Preferred Stock. In addition, the Company agreed that two of the investors were each entitled to appoint a representative to attend Company Board of Directors meetings in a nonvoting observer capacity.

The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of common stock at an exercise price of $1.0824 per share, subject to certain anti-dilution adjustments. The warrants were initially set to expire in January 2007. The warrants issued to the Series B holders were assigned a value of $1.5 million which decreased the carrying value of the preferred stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 3%; an expiration date of January 15, 2007; volatility of 82% and a dividend yield of 0%. In connection with the issuance of the Series B Preferred Stock and warrants, the Company recorded $1.3 million related to the beneficial conversion feature on the Series B Preferred Stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B Preferred Stock was less than the fair value of the common stock on the commitment date. For the year ended December 31, 2003, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per share applicable to common shareholders.

In June 2003, the Company entered into agreements with the holders of record of its Series B Preferred Stock, whereby the holders of Series B Preferred Stock waived certain covenants and rights to receive additional dividends as provided in the Certificate of Determination, which may have been triggered as a result of the Nascobal acquisition and the use of the Company’s cash resources to pay the purchase price (the “Acquisition”). Specifically, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in the Company being unable to satisfy the test set forth in Sections 500 and 501 of the California Corporations Code to allow for the Company to redeem all of the issued and outstanding shares of Series B Preferred Stock. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which (A) the Company’s assets (exclusive of goodwill, capitalized research, and development expenses and deferred charges) equaled less than 125% of its liabilities (not including deferred taxes, deferred income and other deferred credits) or (B) the Company’s current assets equaled less than 80% of its current liabilities. Additionally, the holders of Series B Preferred Stock waived their right to receive an additional aggregate six percent dividend in the event that the Acquisition resulted in the Company being unable to maintain Net Cash, Cash Equivalents and Eligible Investment Balances (as defined in the Certificate of Determination) in an amount equal to $5.0 million. Such waiver was granted through the earlier of (i) December 31, 2003 and (ii) the date on which the Company failed to maintain Net Cash, Cash Equivalents and Eligible Investment Balances in an amount equal to at least $2.5 million. The holders of Series B Preferred Stock also agreed that: (i) the Acquisition would not constitute a breach of the covenant in the Certificate of Determination requiring the Company to use its best efforts to maintain compliance with Sections 500 and 501 of the California Corporations Code to be able to pay dividends on and to redeem all of the issued and outstanding shares of Series B Preferred Stock; and (ii) the incurrence by the Company of contingent obligations to pay additional amounts to Nastech of $5.2 million and the granting of a security interest in the acquired Nascobal product would not constitute a breach of the covenants in the Certificate of Determination restricting the Company’s ability to incur indebtedness and create liens. In consideration of such agreements, the Company agreed to adjust the exercise price of warrants to purchase 3,399,911 shares of common stock previously issued by the Company to the holders of Series B Preferred Stock from $1.0824 per share to $0.9412 per share. In December 2003 the Company entered into a new waiver agreement with the holders of the Series B Preferred Stock to waive the Net Cash, Cash Equivalents and Eligible Investment Balances among other requirements until January 31, 2004, at which time the Company was in compliance.

As a result of the decrease to the exercise price of the warrants in June 2003, the Company revalued the warrants issued to the Series B preferred stockholders, resulting in an incremental value of $93,000 which decreased the carrying value of the Series B Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 1.4%; an expiration date of January 15, 2007; volatility of 70% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $93,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the year ended December 31, 2003, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per share applicable to common shareholders.

In March 2005, the Company entered into a Series B Preferred Shareholder Agreement and Waiver with all of the holders of the outstanding shares of its Series B Preferred Stock. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete payment of all such dividend payments the issuance by the Company to them in a private placement of shares of the Company’s common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of the Company’s common stock held by the holders was extended for one year, until January 15, 2008. Accordingly, on April 1, 2005, the Company issued 1,344,000 shares of common stock in a private placement to holders of its Series B Preferred Stock.

As a result of the extension of the warrant expiration date, the Company revalued the warrants issued to the Series B preferred stockholders, resulting in an incremental value of $84,000 which decreased the carrying value of the Series B Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk free interest rate of 3.9%; an expiration date of January 15, 2008; volatility of 59% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the year ended December 31, 2005, the deemed dividend reduced net income applicable to common shareholders in the calculation of basic and diluted net income per share applicable to common shareholders.

In November 2005, the Company notified its holders of its Series B Preferred Stock of its intent to redeem all outstanding shares of Series B Preferred Stock on January 3, 2006. Pursuant to the terms of the Series B Preferred Stock, January 1, 2006 was the first date on which the Company could redeem the Series B Preferred Stock. The Series B preferred stockholders had the option to convert all or part of their Series B Preferred Stock into the Company’s common stock prior to the January 3, 2006 redemption date. During the year ended December 31, 2005 the Company issued 1,353,118 shares of its common stock to the Series B stockholders upon conversion of 1,275 shares of Series B Preferred Stock. The Company adjusted the carrying value of the 7,125 outstanding shares of the Series B Preferred Stock to its redemption amount of $7.8 million at December 31, 2005, and classified it as a current liability. In January 2006, the Company made a cash payment of $7.8 million to redeem all outstanding shares of Series B Preferred Stock (see Note 18).The Company also recorded a deemed dividend of $1.4 million in the fourth quarter of 2005 representing the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock. For the year ended December 31, 2005, the deemed dividend reduced net income applicable to common shareholders in the calculation of basic and diluted net income per share applicable to common shareholders.

Common Stock

In May 2003, the number of authorized shares of the Company’s no par value common stock was increased from 75,000,000 to 105,000,000. The holders of outstanding shares of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of assets legally available therefore, subject to the payment of preferential and participating dividends with respect to any Preferred Stock that may be outstanding. In the event of a liquidation, dissolution and winding-up of the Company, the holders of outstanding common stock are entitled to share ratably in all assets available for distribution to the common stock shareholders after payment of all liabilities of the Company, subject to rights of the Preferred Stock. The holders of the common stock are entitled to one vote per share.

In June 2003, the Company completed a private placement of its common stock and warrants to purchase common stock. The Company issued 4,979,360 shares of common stock in the private placement at $1.01 per share, which was the volume weighted average price of the common stock for the five days prior to and including the close of the private placement. Net proceeds to the Company from the private placement were approximately $4.8 million. The purchasers of common stock also received for no additional consideration warrants exercisable for an aggregate of 2,987,616 shares of common stock at an exercise price of $1.26 per share. The warrants expire in June 2008.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2004, the Company entered into agreements with some of its existing investors and issued 4,878,201 shares of common stock in exchange for $2.4 million in cash and the surrender of outstanding warrants to purchase 3,878,201 shares of common stock. The Company’s offer to issue common stock for cash and the surrender of warrants was made to all warrant holders. The warrants retired represented approximately 46% of the Company’s warrants outstanding as of December 31, 2003. The warrants surrendered were included as consideration at their aggregate fair value of $743,000 which was determined using a Black-Scholes valuation method. The purchase price of the common stock, which was payable in cash and surrender of outstanding warrants, was $0.644 per share, which was the volume weighted average price of the Company’s common stock in December 2003 for the five trading days prior to the agreement to the terms of the transaction. Defiante participated in the transaction, purchasing 759,493 shares of common stock for aggregate consideration of $489,000 in cash and the surrender of 759,493 warrants with a fair value of $53,000 to purchase common stock.

During the years ended December 31, 2005 and 2003, warrants were exercised through cashless exercises in accordance with the terms of the warrants, and 42,927 and 387,995 shares of common stock were issued, respectively.

Warrants Outstanding

The Company had 4,407,857 warrants outstanding at December 31, 2005 at a weighted average exercise price per share of common stock of $1.14 and a weighted average remaining contractual life of 2 years. Exercise prices for the warrants outstanding as of December 31, 2005 are as follows:

	Number		Expiration
Exercise Price	Outstanding	Date Issued	Date

$ 0.64	44,500	4/30/2001	4/30/2006
$ 0.94	3,025,921	1/15/2003	1/15/2008
$ 1.26	475,248	6/11/2003	6/11/2008
$ 1.70	859,494	3/15/2002	3/15/2006
$31.51	2,694	3/12/1997	3/12/2007

	4,407,857

Placement Agent Unit Options

At December 31, 2005, the Company had placement agent unit options outstanding to purchase 127,676 shares of the Company’s common stock at an aggregate exercise price of approximately $82,000. These options expire in December 2007.

Stock Option Plans

For the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization of deferred stock compensation of $5,000, $7,000 and $20,000, respectively. As of December 31, 2005 the Company had $5,000 of remaining unamortized deferred compensation. This amount is included as a deduction of shareholders’ equity and is being amortized over the vesting period of the underlying options.

Pro forma information regarding net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as required by SFAS No. 123 and amended by SFAS No. 148, as disclosed in Note  1, has been determined as if the Company accounted for its employee stock options under the fair value method set forth in SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods, and is determined using the following assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected stock price volatility	64%	52%	67%
Risk-free interest rate	4.1%	3%	3%
Expected life (in years)	4.0	3.8	3.9
Expected dividend yield	—	—	—

In May 2003, the Company’s 2003 Employee Stock Purchase Plan (the “2003 ESPP”) was approved by the shareholders and 900,000 shares of common stock were reserved for issuance under the plan. The 2003 ESPP provides for payroll deductions for eligible employees to purchase common stock at the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. During the year ended December 31, 2003, 93,123 shares were purchased under the 2003 ESPP at an average purchase price of $0.73 per share. During the year ended December 31, 2004, 182,267 shares were purchased under the 2003 ESPP at an average purchase price of $0.49 per share. During the year ended December 31, 2005, 347,023 shares were purchased under the 2003 ESPP at an average purchase price of $0.43 per share. As of December 31, 2005, there were 277,587 shares reserved for issuance under the 2003 ESPP.

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

The 1993 Non Employee Directors’ Stock Option Plan (the “Directors’ Plan”) expired in 2003. The maximum term of options granted under the 1993 Directors’ Plan is ten years. As of December 31, 2005, 158,000 shares were outstanding under the Directors’ Plan.

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

In May 2004, shareholders approved the 2004 Non-Employee Directors’ Equity Incentive Plan (the “2004 Plan”). Under the terms of the 2004 Plan, 1,250,000 shares of the Company’s common stock were authorized for grants of non-qualified stock options to non-employee directors of the Company. The 2004 Plan provides for the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granting of 25,000 options to purchase common stock upon appointment as a non-employee director and an additional 15,000 options each January thereafter for continuing service upon reappointment. Such option grants vest over four years. As originally approved by shareholders, such option grants had an option exercise price equal to 85% of the fair market value on the date of grant. However, in May 2004, the Company’s Board of Directors approved an amendment to the 2004 Plan to provide that all option grants under the 2004 Plan be made at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant. Additionally, the 2004 Plan provides for the annual granting of 10,000 options to members of one or more committees of the Board of Directors and an additional 7,500 options to chairmen of one or more committees. Such option grants have an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of the grant and become fully vested at the time of grant. The maximum term of the options granted under the 2004 Plan is ten years.

During the year ended December 31, 2005, each outside director received $2,500 for each Board of Directors’ meeting attended during fiscal year 2005 and, $1,000 for each committee meeting attended. Each outside director received $1,000 for each telephonic Board meeting and $1,000 for each committee meeting attended, with the Chairman of each committee receiving $1,250 per meeting.

During the year ended December 31, 2004, the Company’s Lead Director, Brian C. Cunningham, received $18,750 as compensation for service as Lead Director for the period January through May 2004. In May 2004, Neal C. Bradsher was appointed Lead Director. In October 2004, Albert Hansen was appointed as Chairman of the Board of Directors, at which time Mr. Bradsher resigned as Lead Director. Each outside director, other than Mr. Cunningham, received $2,500 for each Board of Directors’ meeting attended during the year ended December 31,2004, with the Lead Director receiving $3,500 per meeting. Through July 12, 2004, outside directors received $1,000 for each committee meeting attended, with the Chairman of each committee receiving $1,500 per meeting. Commencing July 13, 2004, outside directors received $1,000 for each telephonic Board meeting, with the Lead Director receiving $1,250 per meeting, and $1,000 for each committee meeting attended, with the Chairman of each committee receiving $1,250 per meeting.

During the year ended December 31, 2003, the Company’s Lead Director received $3,750 as compensation for services provided and each other outside director received $2,500 for each Board of Directors’ meeting attended. Members of committees of the Board of Directors, including the Lead Director, received $1,000 for each committee meeting attended, with committee chairmen receiving $1,500 per meeting attended. Additionally, the Company’s Lead Director was granted an option to purchase 30,000 shares of common stock upon appointment as Lead Director at an exercise price equal to the fair market value of the common stock on the date of the grant, 10,000 shares of which vested immediately, and the remainder of which vest in 48 equal monthly installments commencing on the date of the grant, provided that he serves continuously on the Board of Directors during such time.

The Company also reimburses its directors who are not employees for their reasonable expenses incurred in attending meetings. Directors who are officers of the Company receive no additional compensation for Board service.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the stock option plans:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance at January 1, 2003	8,942,262	$1.41
Granted	2,170,555	$0.83
Exercised	(273,962)	$0.77
Canceled	(1,081,353)	$1.67

Balance at December 31, 2003	9,757,502	$1.27
Granted	1,388,240	$0.66
Exercised	(20,076)	$0.82
Canceled	(5,440,207)	$1.36

Balance at December 31, 2004	5,685,459	$1.03
Granted	4,144,000	$0.54
Exercised	(157,735)	$0.68
Canceled	(3,269,650)	$0.95

Balance at December 31, 2005	6,402,074	$0.76

At December 31, 2005, 2004 and 2003, options to purchase 2,171,460 shares, 3,684,302 shares, and 5,308,931 shares, respectively, of common stock were exercisable. There were 6,317,661 shares available for future grant under the 1992 Plan, 987,500 shares available for grant under the 2004 Plan, and none available for future grant under the 1993 Plan as of December 31, 2005. The weighted average fair values of options granted were $0.28, $0.28, and $0.44 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the years ended December 31, 2005, 2004 and 2003, there were 128,000, 40,000, and 20,000 options granted to consultants, respectively. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2005, 2004 and 2003 the Company recorded $29,000, $21,000, and $95,000, respectively, as compensation expense related to these options.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise prices and weighted average remaining contractual life for the options outstanding as of December 31, 2005 are as follows:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.44 - $0.44	1,679,395	9.09	$0.44	58,385	$0.44
$0.45 - $0.50	1,017,041	9.40	$0.48	10,540	$0.50
$0.51 - $0.54	712,500	9.06	$0.53	119,685	$0.53
$0.55 - $0.68	686,675	6.72	$0.61	349,191	$0.59
$0.74 - $0.99	804,593	7.87	$0.88	438,041	$0.87
$1.02 - $1.19	693,881	7.21	$1.06	388,881	$1.09
$1.24 - $2.15	647,216	4.07	$1.47	645,964	$1.47
$2.28 - $3.61	143,000	1.97	$2.78	143,000	$2.78
$3.73 - $3.73	12,773	2.42	$3.73	12,773	$3.73
$4.94 - $4.94	5,000	2.10	$4.94	5,000	$4.94

	6,402,074	7.84	$0.76	2,171,460	$1.16

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2005

Outstanding options	6,402,074
Convertible preferred stock issued and outstanding	9,725,838
Placement agent unit options	127,676
Common stock warrants	4,407,857
Reserved for future grant or sale under option and stock purchase plans	7,582,748

28,246,193

13.	Income Taxes

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $90.0 million and $24.7 million, respectively. The Company also had federal and state research and development tax credits of approximately $1.0 million and $560,000, respectively. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2005 through 2024, if not utilized. Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003

Tax expense (benefit) at federal statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	6.7	(8.9)	(9.6)
Change in valuation allowance	(38.0)	33.9	36.7
Other	0.0	9.0	6.9

Effective tax rate	2.7%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax liabilities:
Goodwill and purchased intangibles	$(200)	$100

Deferred tax assets:
Net operating loss carryforwards	$33,000	$35,300
Research and development credits	1,600	1,400
Capitalized research and development expenses	100	300
Acquired research and development	900	1,200
Other, net	1,100	1,500

Total deferred tax assets	36,700	39,700
Valuation allowance	(36,900)	(39,600)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $2.7 million and $100,000 for the years ended December 31, 2005 and 2004, respectively, and increased by $2.5 million for the year ended December 31, 2003.

14.	Other Related Party Transactions

In December 2001, the Company entered into a promotion agreement with VSL, a private company owned in part by the major shareholders of Sigma-Tau. Sigma-Tau beneficially owned approximately 25% of the Company’s outstanding common stock as of December 31, 2005. In January 2004, the promotion agreement and all amendments were assigned by VSL to Sigma-Tau Pharmaceuticals, a subsidiary of Sigma-Tau. Under these agreements, the Company agreed to purchase VSL#3 from VSL at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product, direct to customers at its cost and expense, subject to certain expense reimbursements. In January 2005, the promotion agreement expired, in accordance with its terms. VSL#3 revenue for the years ended December 31, 2005, 2004 and 2003 was $71,000, $1.5 million and $992,000, respectively, and is included in Net Product Sales in the accompanying Consolidated Statements of Operations. The Company had no liabilities at December 31, 2005 relating to this agreement. Included in Accounts Payable in the accompanying Consolidated Balance Sheets is $155,000 owed to Sigma-Tau Pharmaceuticals (formerly VSL Pharmaceuticals) as of December 31, 2004. An access fee to Sigma-Tau Pharmaceuticals was calculated quarterly, which varied based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the year ended December 31, 2005, the amount of the costs incurred by the Company was greater than the amount owing to Sigma-Tau Pharmaceuticals. The net reimbursement of $44,000 for the year ended December 31, 2005 was

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as a reduction to Selling, General and Administration expenses in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2004 and 2003 the amount of the access fee was $355,000 and $59,000, respectively, and is recorded as an expense in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2005, 2004 and 2003, the Company paid $203,000, $873,000 and $466,000, respectively, to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees.

On July 31, 2004, the Company issued a $2.2 million secured promissory note to Defiante, a subsidiary of Sigma-Tau. The interest rate on the note was 9.83% per annum. Repayment of the note consisted of interest only for the first twelve months, with monthly principal and interest payments thereafter through August 2008. During the year ended December 31, 2005, the Company paid the $2.2 million note in full (see Note 10). The Company also issued a $2.0 million convertible debenture in 2002 to Defiante that was repaid during the year ended December 31, 2005 (see Note 9).

Upon the hiring of Reinhard Koenig, MD, PhD, as Vice President, Medical Affairs in February 2004, the Company issued to Dr. Koenig a promissory note for $50,000 at an interest rate of prime plus 1% per annum. Under the terms of the note, the principal and interest was to be forgiven on February 8, 2005 provided that Dr. Koenig continued as a full-time employee through that date. In May 2004, Dr. Koenig was appointed an officer of the Company. Dr. Koenig continued as a full-time employee through the specified date, and the principal and interest was forgiven in February 2005 in accordance with the terms of the note. For financial reporting purposes, the loan was amortized over the one year service period. As of December 31, 2004, the unamortized portion of the loan was $4,000 and is included in Prepaid Expenses and Other Current Assets in the accompanying Consolidated Balance Sheets. As of December 31, 2005, the unamortized balance was zero and Dr. Koenig was no longer an employee of the Company.

In January 2002, the Company entered into a royalty agreement with Glenridge Pharmaceuticals LLC (“Glenridge”). Kenneth R. Greathouse, the Company’s former Vice President of Commercial Operations, is a part owner of Glenridge. This agreement calls for the payment of royalties on a quarterly basis on the net sales of Acthar. The Company paid Glenridge $333,000, $234,000, and $297,000 during the years ended December 31, 2005, 2004 and 2003, respectively, related to royalties on Acthar sales. The Company accrued $50,000 and $105,000 for royalties payable as of December 31, 2005 and 2004, respectively, which are included in Other Accrued Liabilities on the accompanying Consolidated Balance Sheets. Mr. Greathouse’ employment with the Company was terminated in March 2004.

15.	Defined Contribution Plan

In 2000, the Company adopted a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The Company did not match employee contributions during the years ended December 31, 2005 and 2004. The Company matched employee contributions according to specified formulas and contributed $68,000 for the year ended December 31, 2003.

16.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities (in thousands).

	Years Ended December 31,
	2005	2004	2003

Net income (loss)	$7,392	$(832)	$(3,791)
Change in unrealized gains (losses) on available-for-sale securities	(2)	—	42

Comprehensive income (loss)	$7,390	$(832)	$(3,749)

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Shareholders Rights Plan

On February 11, 2003 the Board of Directors of the Company adopted a Shareholder Rights Plan, which was amended on September 9, 2005. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth (1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Sigma-Tau Finanziaria SpA, together with all of its Affiliates and Associates, including, without limitation, Defiante Farmaceutica Lda, Sigma-Tau International S.A., Chaumiere-Consultadoria & Servicos SDC Unipessoal LDA, Aptafin SpA, Paolo Cavazza and Claudio Cavazza,), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than pursuant to (i) a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares, (ii) the purchase of up to an additional 800,000 Common Shares, or (iii) in the event the Company issues additional Common Shares, other than issuances pursuant to stock option or equity incentive programs and issuances pursuant to the exercise or conversion of securities outstanding on August 8, 2005, the purchase of additional Common Shares so long as such Existing Holder does not become the beneficial owner of a greater percentage of Common Shares than beneficially owned on August 8, 2005), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

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

18.	Subsequent Event

In January 2006, pursuant to the Company’s notice to its Series B preferred stockholders in November 2005, the Company made a total cash payment of $7.8 million to redeem all outstanding shares of Series B Preferred Stock.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	Period	Income	Write-Offs	Period
	(In thousands)

Reserves for uncollectible accounts
December 31, 2005	$40	$405	$361	$84
December 31, 2004	$60	$(16)	$4	$40
December 31, 2003	$20	$43	$3	$60
Reserves for cash discounts
December 31, 2005	$42	$457	$483	$16
December 31, 2004	$33	$371	$362	$42
December 31, 2003	$29	$255	$251	$33
Reserves for obsolete and excess inventories
December 31, 2005	$107	$193	$200	$100
December 31, 2004	$341	$(61)	$173	$107
December 31, 2003	$76	$406	$141	$341
Reserves for sales and product return allowances
December 31, 2005	$1,683	$7,214	$6,316	$2,581
December 31, 2004	$582	$2,278	$1,177	$1,683
December 31, 2003	$418	$1,217	$1,053	$582

All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (‘‘Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.

3	.1(2)	Amended and Restated Articles of Incorporation of the Company.

3	.2(25)	Certificate of Amendment to the Questcor Pharmaceuticals, Inc. Bylaws, dated as of March 2, 2006.

3	.3(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.

3	.4(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.

3	.5(5)	Bylaws of the Company.

4	.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.

4	.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.

10	.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10	.2(8)	1992 Employee Stock Option Plan, as amended.

10	.3(9)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.

10	.4(10)	2000 Employee Stock Purchase Plan.

10	.5(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

10	.6(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

10	.7(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.

10	.8(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.

10	.9(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.

10	.10(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.

10	.11(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.

10	.12(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.

10	.13(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.

10	.14(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.

10	.15(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.

10	.16(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.

10	.17(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.

10	.18(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.

10	.19(14)	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.

10	.20(14)	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.

10	.21(14)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.

10	.22(15)	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.

10	.23(16)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.

10	.24(17)	Letter Agreement between the Company and James L. Fares dated February 17, 2005.

Exhibit
Number		Description

10	.25(18)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.

10	.26(18)	Amendment dated March 10, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of SF Capital Partners Ltd.

10	.27(19)	2004 Non-Employee Directors’ Equity Incentive Plan.

10	.28(20)	Letter Agreement between the Company and Reinhard Koenig dated September 30, 2004.

10	.29(20)	Letter Agreement between the Company and James L. Fares dated February 18, 2005.

10	.30(20)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.

10	.31(20)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.

10	.32(20)	Letter Agreement between the Company and Reinhard Koenig dated February 3, 2004.

10	.33(20)	Letter Agreement between the Company and Barbara J. McKee dated February 9, 2005.

10	.34(20)	Separation Agreement and Release dated March 3, 2005 between the Company and R. Jerald Beers.

10	.35(20)	Series B Preferred Shareholder Agreement and Waiver dated March 29, 2005 by and between the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company.

10	.36(22)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.

10	.37(23)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.

10	.38(23)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.

10	.39(23)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.

10	.40(24)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.

10	.41*	Offer of Employment Letter Agreement between the Company and Craig C. Chambliss dated March 31, 2005.
10	.42*	Change-in-Control Letter Agreement between the Company and Craig C. Chambliss dated May 1, 2005.
10	.43*	Severance Letter Agreement between the Company and Craig C. Chambliss dated May 4, 2005.
10	.44*	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.
16	.1(21)	Letter to the Security and Exchange Commission from Ernst & Young LLP.

23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

23	.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.