Form 10-Q
period 2006-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2006-05-12
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At May 5, 2006 there were 56,565,135 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2006	2005

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,679	$20,438
Short-term investments	6,497	6,139
Accounts receivable, net of allowance for doubtful accounts of $68 and $84 at March 31, 2006 and December 31, 2005, respectively	946	725
Inventories, net	1,697	1,577
Prepaid expenses and other current assets	895	710

Total current assets	18,714	29,589
Property and equipment, net	655	655
Goodwill	299	299
Deposits and other assets	737	805

Total assets	$20,405	$31,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,428	$1,505
Accrued compensation	565	709
Sales-related reserves	2,542	2,581
Other accrued liabilities	436	632
Income taxes payable	—	200
Preferred stock, 7,125 Series B shares at redemption amount at December 31, 2005	—	7,841

Total current liabilities	4,971	13,468
Lease termination and deferred rent liability	1,494	1,350
Other non-current liabilities	25	27
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at March 31, 2006 and December 31, 2005 (aggregate liquidation preference of $10,000 at March 31, 2006 and December 31, 2005)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 54,843,530 and 54,461,291 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	91,020	90,576
Deferred compensation	—	(5)
Accumulated deficit	(82,184)	(79,147)
Accumulated other comprehensive loss	(2)	(2)

Total shareholders’ equity	8,834	11,422

Total liabilities and shareholders’ equity	$20,405	$31,348

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Net product sales	$2,010	$4,498
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	626	748
Selling, general and administrative	4,170	2,618
Research and development	380	499
Depreciation and amortization	46	311

Total operating costs and expenses	5,222	4,176

Income (loss) from operations	(3,212)	322
Other income (expense):
Non-cash amortization of deemed discount on convertible debentures	—	(108)
Interest income	181	35
Interest expense	—	(139)
Rental income (expense), net	(6)	43

Total other income (expense)	175	(169)

Net income (loss)	(3,037)	153
Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock	—	84
Dividends on Series B preferred stock	—	168

Net loss applicable to common shareholders	$(3,037)	$(99)

Net loss per share applicable to common shareholders — basic and diluted	$(0.06)	$0.00

Shares used in computing net loss per share applicable to common shareholders — basic and diluted	54,562	51,216

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(3,037)	$153
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	146	1
Amortization of deemed discount on convertible debentures	—	108
Depreciation and amortization	46	311
Changes in operating assets and liabilities:
Accounts receivable	(221)	132
Inventories	(120)	128
Prepaid expenses and other current assets	(185)	(43)
Accounts payable	(77)	(238)
Income taxes payable	(200)	—
Accrued compensation	(144)	(18)
Sales-related reserves	(39)	674
Other accrued liabilities	(196)	178
Other non-current liabilities	144	(23)

Net cash flows provided by (used in) operating activities	(3,883)	1,363

INVESTING ACTIVITIES
Purchase of property and equipment	(46)	(14)
Purchase of short-term investments	(3,498)	—
Maturities of short-term investments	3,140	—
Acquisition of purchased technology	—	(2,000)
Proceeds from sale of equipment	—	1
Decrease in other assets	68	85

Net cash flows used in investing activities	(336)	(1,928)

FINANCING ACTIVITIES
Issuance of common stock, net	303	35
Redemption of Series B preferred stock	(7,841)	—
Short-term borrowings	—	191
Repayment of short-term and long-term debt and capital lease obligation	(2)	(159)

Net cash flows provided by (used in) financing activities	(7,540)	67

Decrease in cash and cash equivalents	(11,759)	(498)
Cash and cash equivalents at beginning of period	20,438	8,729

Cash and cash equivalents at end of period	$8,679	$8,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$58

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$—	$84

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). During the quarter ended March 31, 2006, Questcor owned and promoted a single commercial CNS product, H.P. Acthar Gel® (“Acthar”). Acthar is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. The Company’s strategy is to (i) acquire or license commercial products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired or licensed at a reasonable valuation relative to the Company’s cost of capital, (ii) develop through corporate collaborations new medications focused on its target markets that would generally be in the later stages of development and require lower capital investment when compared to traditional pre-clinical development programs, and (iii) co-promote selected CNS commercial products of other pharmaceutical companies.
     In connection with the Company’s strategy to focus its efforts on promoting Acthar and building a CNS product portfolio, in October 2005 the Company sold its non-core pharmaceutical product lines Nascobal®, Ethamolin® and Glofil®-125 which resulted in net proceeds of $24.8 million. This transaction provided the Company with capital to retire its remaining outstanding debt of $2.1 million in October 2005, redeem its outstanding Series B Preferred Stock for $7.8 million in January 2006, fund its on-going operations, and help expand its CNS product portfolio. As described further in Note 13, in May 2006, the Company purchased the rights in the United States to Doral®, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. The Company is currently evaluating a number of potential opportunities to acquire, license, develop, and co-promote products for CNS disorders that will fit its capital structure and commercial infrastructure.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations and cash flows for the quarter ended March 31, 2005 include the net product sales and direct operating costs and expenses of the divested product lines and VSL#3®. The Company’s agreement to promote VSL#3 terminated in January 2005.
2. SHARE-BASED COMPENSATION
     The Company has the following share-based compensation arrangements: an Employee Stock Option Plan that provides for the grant of stock options to employees, members of the Company’s board of directors, and consultants; a Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These stock option plans are more fully described below and in Note 12 of the Company’s 2005 Annual Report on Form 10-K.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the quarter ended March 31, 2006 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of

December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and previously presented in pro forma footnote disclosures, and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company accounted for share-based payments to its employees and non-employee members of its board of directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. Pro forma results for the quarter ended March 31, 2005 are presented below. The Company’s results for prior periods have not been restated.
     As a result of adopting SFAS No. 123(R) using the modified prospective method, the Company’s net loss applicable to common shareholders for the quarter ended March 31, 2006 includes $128,000 of share-based compensation expense, net of estimated forfeitures, related to employees and non-employee members of the board of directors. The effect of recognizing this share-based compensation expense for the quarter ended March 31, 2006 had no impact on the Company’s basic and diluted net loss per share applicable to common shareholders. Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the Company’s statement of operations for the three months ended March 31, 2006 as follows (in thousands):

Three Months
Ended
March 31, 2006
Cost of product sales	$4
Selling, general and administrative	120
Research and development	4

Total	$128

     Net cash proceeds from the exercise of stock options were $228,000 for the three months ended March 31, 2006. There were no stock options exercised during the three months ended March 31, 2005.
     The following table presents the pro forma effect on net loss applicable to common shareholders and net loss per share applicable to common shareholders for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under its share-based compensation arrangements during the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net loss applicable to common shareholders, as reported	$(99)
Add: Share-based employee compensation expense included reported net loss applicable to common shareholders	1
Deduct: Share-based employee compensation expense determined under the fair value method	(121)

Net loss applicable to common shareholders, pro forma	$(219)

Basic and diluted net loss per share applicable to common shareholders:
As reported	$0.00
Pro forma	$0.00
Stock Option Plans

     The Company’s Employee Stock Option Plan provides for the grant of incentive and non-qualified stock options with various vesting periods, generally four years, to employees, members of the Company’s board of directors and consultants. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of non-qualified stock options may be no less than 85% of the fair market value on the date of grant. The maximum term of options granted is ten years. The aggregate number of shares of common stock authorized for issuance under the Employee Stock Option Plan is 13,500,000 shares. The Company’s Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 options to purchase common stock upon appointment as a non-employee director and 15,000 options each January thereafter for continuing service upon reappointment. Such option grants vest over four years. In addition, 10,000 options are granted to members of one or more committees of the board of directors and an additional 7,500 options to chairmen of one or more committees. Such option grants are fully vested at the time of grant. All option grants are made at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of the options granted is ten years. Under the terms of the Non-Employee Directors’ Equity Incentive Plan, 1,250,000 shares of the Company’s common stock were authorized for grant.
     The fair value of options awarded during the three months ended March 31, 2006 and 2005 was estimated using the Black-Scholes option valuation model with the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three months ended March 31, 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term for the three months ended March 31, 2005 was estimated using factors that included historical exercise patterns and expected terms used by comparable companies. The expected term represents the estimated period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	98%	69%
Expected term (in years)	6.25	3.9
Risk-free rate	4.8%	4.2%
Expected dividends	—	—
     The SFAS No. 123(R) share-based compensation expense for the three months ended March 31, 2006 has been reduced by an estimated forfeiture rate of 26.5%, based on historical data. In the pro forma information for periods prior to 2006, the Company accounted for forfeitures as they occurred.
     A summary of options under the Company’s stock option plans as of December 31, 2005 and changes during the quarter ended March 31, 2006 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	6,402,074	$0.76	7.84
Options granted	1,569,500	1.05
Options exercised	(247,807)	0.92
Options forfeited or expired	(330,921)	1.33

Options outstanding at March 31, 2006	7,392,846	$0.79	8.21	$6,534

Options vested and exercisable at March 31, 2006	2,429,232	$0.96	6.44	$1,867

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the options at March 31, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted-average grant-date fair value of the options granted was $0.78 and $0.25 during the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised was $82,000 for the three months ended March 31, 2006. There were no options exercised during the three months ended March 31, 2005.
     As of March 31, 2006, $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans is expected to be recognized over a weighted-average period of 2.7 years. No tax benefit will be recognized related to share-based compensation expense since the Company has incurred operating losses. The Company has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.
Employee Stock Purchase Plan
     The Employee Stock Purchase Plan provides for payroll deductions for eligible employees to purchase the Company’s common stock at the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. As of March 31, 2006, the Company had issued 1,356,828 shares over the life of the Employee Stock Purchase Plan of which 134,432 shares were issued during the three months ended March 31, 2006. As of March 31, 2006, the Company had 143,155 shares reserved for future issuance under the Employee Stock Purchase Plan.
     The fair value of each option element of the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option valuation model with the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the length of each purchase period. The risk-free rate is based on the U.S. Treasury yield.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	98%	64%
Expected term (in years)	0.25	0.24
Risk-free rate	4.6%	3.7%
Expected dividends	—	—
     Cash received from employee contributions to the Employee Stock Purchase Plan were $74,000 and $35,000 for the three months ended March 31, 2006 and 2005, respectively. The weighted average fair value of each option element of the Company’s Employee Stock Purchase Plan was $0.14 and $0.23 for the three months ended March 31, 2006 and 2005, respectively.
3. REVENUE RECOGNITION
     The Company sells its products to wholesalers, who in turn sell the products to pharmacies and hospitals. The Company does not require collateral from its customers. Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided that title to the product transfers at the point of receipt by the customer. If the title to the product transfers at the point of shipment, revenue is recognized upon shipment of the product.
     The Company’s policy of issuing credit memoranda for expired product, which became effective for product lots released after May 31, 2004, allows customers to return expired product for credit within six months beyond the expiration date. Customers who return expired product from production lots released after May 31, 2004 will be issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. The Company’s product exchange policy, which applies to product lots released prior to June 1, 2004, allows customers to return expired product for exchange within six months beyond the expiration date. Returns from these product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in Cost of Product Sales in the accompanying Consolidated Statements of Operations. Returns are subject to inspection prior to acceptance.
     The Company records estimated sales reserves for expected credit memoranda and product exchanges based upon historical return rates by product, analysis of return merchandise authorizations, returns received, sales patterns, current inventory on hand at wholesalers, changes in prescription demand, and other factors such as shelf life. The Company records estimated sales reserves for Medicaid rebates and government chargebacks by analyzing historical rebate and chargeback percentages, allowable Medicaid prices, and other factors, as required. Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. The Company routinely assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its reserves as appropriate.
     Reserves for government chargebacks, Medicaid rebates, product returns for credit memoranda and product exchanges related to Acthar were $2.2 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
     In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, the Company is responsible for all Medicaid rebates and government chargebacks on its sales of these products through October 17, 2005. The Company is also responsible for product returns on its sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. Subsequent to October 17, 2005, the Company no longer has access to Nascobal and Ethamolin to facilitate product replacements under the Company’s product replacement policy. As a result, credit is issued on all authorized returns of these products after October 17, 2005. The difference between the amount of credit to be issued on the divested products and the amounts accrued in the Company’s product replacement and credit memorandum reserves was considered in the determination of the computed gain on the sale of the divested products. The Company had total sales-related reserves related to these products of $342,000 and $478,000 at March 31, 2006 and December 31, 2005, respectively, that are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $15.2 million and $26.6 million at March 31, 2006 and December 31, 2005, respectively. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$1,256	$1,335
Work in process	320	—
Finished goods	240	342
Less allowance for excess and obsolete inventories	(119)	(100)

	$1,697	$1,577

6. GOODWILL
     The Company monitors the carrying value of the goodwill through annual impairment tests or more frequently if indicators of potential impairment exist. As of March 31, 2006 and December 31, 2005, no impairment had been indicated.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.

     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
8. NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
     Basic and diluted net loss per share applicable to common shareholders is based on net loss applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately for the periods ended March 31, 2006 and 2005 as, due to the Company’s net loss position, it is anti-dilutive. If the Company had net income per share applicable to common shareholders of $0.01 or greater for the three month period ended March 31, 2006, then shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of outstanding options to purchase 7,392,846 common shares, 2,155,715 convertible preferred shares, placement agent unit options for 127,676 common shares and warrants to purchase 3,548,363 common shares.
9. EQUITY TRANSACTIONS
     In January 2006, pursuant to the Company’s notice to its Series B stockholders in November 2005, the Company made a total cash payment of $7.8 million to redeem its outstanding Series B Preferred Stock (See Note 10 — Redemption of Series B Convertible Preferred Stock). In March 2006, warrants to purchase 859,494 shares of the Company’s common stock at $1.70 per share expired unexercised. In April and May 2006, 1,647,439 shares of the Company’s common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders. As of May 5, 2006, the Company had outstanding 56,565,135 shares of common stock, 2,155,715 shares of Series A Convertible Preferred Stock, 613,938 warrants to purchase shares of the Company’s common stock, 7,367,181 options to purchase shares of the Company’s common stock, and 127,676 placement agent unit options to purchase shares of the Company’s common stock.
10. REDEMPTION OF SERIES B CONVERTIBLE PREFERRED STOCK
     On January 3, 2006, pursuant to the Company’s notice to its Series B stockholders in November 2005, the Company made a total cash payment of $7.8 million to redeem its outstanding Series B Preferred Stock. The Company issued the Series B Preferred Stock and warrants to purchase common stock in a January 2003 private placement. Pursuant to the terms of the Series B Preferred Stock, January 1, 2006 was the first date on which the Company could redeem the Series B Preferred Stock. The Series B preferred stockholders had the option to convert all or part of their Series B Preferred Stock into the Company’s common stock prior to the redemption date. During the year ended December 31, 2005 the Company issued 1,353,118 shares of its common stock to the Series B stockholders upon conversion of 1,275 shares of Series B Preferred Stock. The Company adjusted the carrying value of the 7,125 outstanding shares of Series B Preferred Stock to its redemption amount of $7.8 million at December 31, 2005, and classified it as a current liability. The Company also recorded a deemed dividend of $1.4 million in the fourth quarter of 2005 representing the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock.
     The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from the Company’s capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of the Company’s common stock at $0.94 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock. In April and May 2006, 1,647,439 shares of the Company’s common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders.
     In March 2005, the Company and all of the holders of the outstanding shares of Series B Preferred Stock entered into a Series B Preferred Shareholder Agreement and Waiver. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by the Company to them in a private placement of 1,344,000 shares of the Company’s common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of the Company’s common stock held by the holders was extended for one year, until January 15, 2008.
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
11. RELATED PARTY TRANSACTIONS
     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., and its successor, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau Pharmaceuticals”), a private company owned in part by the major shareholders of Sigma-Tau Finanziaria SpA (“Sigma-Tau”). The promotion agreement expired in January 2005, in accordance with its terms. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product directly to customers at its cost and expense, subject to certain expense reimbursements. There was no VSL#3 revenue for the quarter ended March 31, 2006 and minimal VSL#3 revenue for the quarter ended March 31, 2005.
12. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities. For the three month periods ended March 31, 2006 and 2005, net income (loss) was the same as comprehensive income (loss).
13. SUBSEQUENT EVENTS
     In April and May 2006, 1,647,439 shares of the Company’s common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders.
     In May 2006, the Company purchased the rights in the United States to Doral® (Quazepam) from MedPointe Healthcare Inc (“MedPointe”) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. The Company made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of the Company’s receipt of written notification from the U.S. Food and Drug Administration (“FDA”) of the FDA’s approval for an alternative source to manufacture and supply the active ingredient Quazepam for Doral. In addition, under the terms of the Agreement, the Company received all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. on net sales of Doral. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The Company will promote Doral to neurologists with its existing sales organization. The purchase price allocated to the Doral product rights will be recorded to purchased technology and amortized on a straight-line basis over the expected life of the Doral product rights. Gross ex-factory sales of Doral for the year ended December 31, 2005 totaled $1.1 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1 “Business of Questcor,” “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.
Overview
     We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). During the quarter ended March 31, 2006, we owned and promoted a single commercial CNS product, H.P. Acthar Gel® (“Acthar”). Acthar is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome.
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
     In connection with our strategy to focus our efforts on promoting Acthar and building a CNS product portfolio, in October 2005 we sold our non-core pharmaceutical product lines Nascobal, Ethamolin and Glofil-125 to QOL Medical LLC resulting in net proceeds of $24.8 million and a pre-tax gain of $9.6 million. Our results of operations and cash flows for the quarter ended March 31, 2005 include the net product sales and direct operating costs and expenses of the divested product lines and VSL#3. In January 2005, our agreement to promote and sell VSL#3 expired in accordance with its terms. As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders.
     Our expenditures on research and development activities to date have not been material. Expenses incurred for medical and regulatory affairs activities are classified as Research and Development expenses in the accompanying Consolidated Statements of Operations. We expect our research and development spending to increase in the future as we implement our CNS strategy.
     We have incurred an accumulated deficit of $82.2 million at March 31, 2006. At March 31, 2006, we had $15.2 million in cash, cash equivalents and short-term investments. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products, future credit memoranda to be issued under our credit memoranda return policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and collaborative arrangements and the receipt of milestone payments.
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to sales reserves, product returns, bad debts, inventories, intangible assets and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Product Returns, Rebates and Sales Reserves
     We have estimated reserves for product returns from wholesalers, hospitals and pharmacies; government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products purchased by patients covered by Medicaid; and, cash discounts for prompt payment. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.

     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity, government chargebacks received, and Medicaid rebates paid could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if the wholesalers fail to adhere to our credit memoranda or product exchange policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.
     During 2004 we implemented a transition plan for expired product returns from a product exchange policy to a credit memoranda policy for the return of expired product within six months after the expiration date. Expired product returned from lots released after May 31, 2004 is subject to a credit memoranda policy in which a credit memoranda is issued for the original purchase price of the returned product with a corresponding reduction in gross product sales. A reserve for the sales value of estimated returns on shipments of Acthar product lots released and shipped after May 31, 2004 has been recorded as a liability in the amount of $1.8 million as of March 31, 2006. This reserve reflects an estimate of future credit memoranda to be issued, applied to the quantity of Acthar product shipped from lots subject to the credit memoranda policy. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable.
     Under our product exchange policy, we ship replacement product for expired product returned to us within six months after expiration. The estimated costs for such potential exchanges, which include actual product costs and related shipping charges, are included in cost of product sales. A reserve for estimated returns on shipments of Acthar product lots released and shipped prior to June 1, 2004 has been recorded as a liability in the amount of $10,000 as of March 31, 2006. This reserve reflects an estimate of future Acthar replacements, applied to the quantity of product shipped from lots subject to the product exchange policy. The reserve will be reduced as future product replacements occur, with an offset to product inventories.
     In estimating the return rate for expired product subject to credit memoranda and product exchange, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory, and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product exchange policy, and we adjust our reserves as appropriate.
     In estimating Medicaid rebates, we match the actual rebates to the quantity of product sold by pharmacies to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to the sales to which the rebates apply to arrive at the estimated rebate reserve for the period. We also consider allowable prices by Medicaid. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to sales to which chargebacks apply. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     Total sales-related reserves related to Acthar were $2.2 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
     In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, we are responsible for all Medicaid rebates and government chargebacks on our sales of these products through October 17, 2005. We are responsible for product returns on our sales of these products through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. Subsequent to October 17, 2005, we no longer have access to Nascobal and Ethamolin product inventories to facilitate product replacements under our product replacement policy. As a result, credit is issued on all authorized returns of these products after October 17, 2005. The difference between the amount of credit expected to be issued on the divested products and the amounts accrued in our product replacement and credit memorandum reserves as of October 17, 2005 was considered in the determination of the computed gain on the sale of the divested products. We had total sales-related reserves related to these products of $342,000 and $478,000 as of March 31, 2006 and December 31, 2005, respectively, that are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.

Inventories
     We maintain inventory reserves for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand is less favorable than projected, additional inventory write-offs may be required in the future. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand.
Intangible Assets
     As of March 31, 2006 and December 31, 2005, our intangible asset relates to $299,000 of goodwill generated from a 1999 merger with RiboGene, Inc. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of March 31, 2006 and December 31, 2005, no impairment had been indicated.
Share-Based Compensation Expense
     As described in detail in Note 2, Share-Based Compensation, of the accompanying Notes to Consolidated Financial Statements, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting option forfeitures. We estimated the expected life of options granted for the three months ended March 31, 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     As a result of adopting SFAS No. 123(R) using the modified prospective method, our net loss applicable to common shareholders for the quarter ended March 31, 2006 includes $128,000 of share-based compensation expense related to employees and non-employee members of our board of directors. As of March 31, 2006, $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans is expected to be recognized over a weighted-average period of 2.7 years. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method had been applied. Our results for the quarter ended March 31, 2005 have not been restated.
Results of Operations
Three months ended March 31, 2006 compared to the three months ended March 31, 2005:
Total Revenues

	Three Months Ended
	March 31,			%
	2006	2005	(Decrease)	Change
	(in $000's)
Net product sales	$2,010	$4,498	$(2,488)	(55)%
     Total revenues for the quarter ended March 31, 2006, which consisted of Acthar net product sales only, decreased $2.5 million, or 55%, from the quarter ended March 31, 2005. Total net product sales for the first quarter of 2005 included the net product sales of Acthar, Nascobal, Ethamolin, Glofil-125 and VSL#3. We sold our non-core product lines Nascobal, Ethamolin and Glofil-125 in October 2005. In January 2005, our agreement to promote VSL#3 terminated. First quarter 2005 net product sales included $1.7 million in net product sales of the divested products and VSL#3. First quarter of 2006 Acthar net product sales of $2.0 million decreased $765,000, or 28%, as compared to net product sales in the first quarter of 2005. The decrease in net product sales of Acthar was due primarily to a 32% decrease in volume as compared to the same period in 2005, and higher reserves recorded as a reduction to gross sales during the first quarter of 2006 for Medicaid rebates. This decrease was partially offset by an 11% increase in the average selling price of Acthar. The comparative decrease in volume resulted primarily from a temporary increase in demand for Acthar that began in the fourth quarter of 2004 and did not continue beyond February 2005.
     We review the amount of inventory of our products at the wholesale level in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in net product sales due to changes in demand for our products, the timing of shipments, changes in wholesaler inventory levels, expiration dates of product sold, the timing of replacement units shipped under our product exchange policy, and the impact of our sales-related reserves.
     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We will promote Doral to neurologists with our existing sales organization. Gross ex-factory sales of Doral for the year ended December 31, 2005 totaled $1.1 million. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date.
Cost of Product Sales

	Three Months Ended
	March 31,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Cost of product sales	$626	$748	$(122)	(16)%
     Cost of product sales for the quarter ended March 31, 2006 decreased $122,000, or 16%, to $626,000 from $748,000 for the quarter ended March 31, 2005. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and write-offs of excess or obsolete inventory. The decrease in cost of product sales is due primarily to the inclusion in the first quarter of 2005 of material, shipping and other costs of $283,000 related to our non-core product lines which we sold in October 2005 and $48,000 related to VSL#3. The VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals, Inc. terminated in January 2005. The decrease in material and other costs was partially offset by a $231,000 increase in stability testing of Acthar in the first quarter of 2006 as compared to the same period in 2005. The increase in stability testing was due to an increase in the number of stability tests on samples of manufactured Acthar batches in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Cost of product sales as a percentage of total net product sales was 31.1% for the quarter ended March 31, 2006, as compared to 16.6% for the quarter ended March 31, 2005. The increase in cost of product sales as a percentage of total net product sales in the first quarter of 2006 as compared to the same period in 2005 was due primarily to an increase in Acthar stability testing costs as a percentage of total net product sales during the quarter ended March 31, 2006.
     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term.
Selling, General and Administrative

	Three Months Ended
	March 31,			%
	2006	2005	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$4,170	$2,618	$1,552	59%
     Selling, general and administrative expenses for the quarter ended March 31, 2006 increased $1.5 million from the quarter ended March 31, 2005, due primarily to the expansion of our sales organization. During the fourth quarter of 2005 and the first quarter of 2006, we expanded our sales organization to 40 field-based sales representatives and sales management as compared to 19 sales representatives and sales managers employed as of March 31, 2005. The expanded sales organization was trained and fully deployed as of March 31, 2006. As a result of our sales organization expansion and increased promotion of Acthar, our selling and marketing expenses increased substantially in the first quarter of 2006. Sales and marketing headcount-related costs increased by approximately $350,000 and marketing and promotional expenses increased by approximately $310,000 in the quarter ended March 31, 2006 as compared to the same period in 2005. Higher professional fees and increased headcount-related costs associated with other personnel changes also contributed to the higher selling, general and administrative expenses in the first quarter of 2006.
     As described further in Note 2, Share-Based Compensation, of the accompanying Notes to Consolidated Financial Statements and above in Critical Accounting Policies, effective January 1, 2006, we adopted SFAS No. 123R. We incurred a non-cash charge of $128,000 for the quarter ended March 31, 2006 resulting from the adoption of SFAS No. 123R of which $120,000 was included in selling, general and administrative expenses.
     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We will promote Doral to neurologists with our existing sales organization.
Research and Development

	Three Months Ended
	March 31,			%
	2006	2005	(Decrease)	Change
	(in $000's)
Research and development	$380	$499	$(119)	(24)%
     Research and development expenses for the quarter ended March 31, 2006 were $380,000, a decrease of $119,000 as compared to $499,000 for the quarter ended March 31, 2005. The costs included in research and development relate primarily to our medical and regulatory affairs compliance activities and development activities. A decrease in regulatory fees of approximately $140,000 resulting from the sale of our non-core product lines in the fourth quarter of 2005 and a decrease in patent-related legal fees contributed to the lower research and development expenses in the first quarter of 2006 as compared to the first quarter of 2005. This decrease was partially offset by an increase in fees for consulting and other outside services in the quarter ended March 31, 2006 as compared to the same period in 2005.
Depreciation and Amortization

	Three Months Ended
	March 31,			%
	2006	2005	(Decrease)	Change
	(in $000's)
Depreciation and amortization	$46	$311	$(265)	(85)%
     Depreciation and amortization expense for the quarter ended March 31, 2006 decreased to $46,000 from $311,000 for the quarter ended March 31, 2005. The decrease was due primarily to the inclusion in the first quarter of 2005 of amortization expense related to Nascobal purchased technology. In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines. Accordingly, no amortization expense was recognized in the quarter ended March 31, 2006. Lower depreciation expense due to certain assets becoming fully depreciated during 2005 also contributed to the decrease in the quarter ended March 31, 2006 as compared to the same period in 2005.

     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of our receipt of written notification from the FDA of the FDA’s approval for an alternative source to manufacture and supply the active ingredient Quazepam for Doral. The purchase price allocated to the Doral product rights will be recorded to purchased technology and amortized on a straight-line basis over the expected life of the Doral product rights.
Other Income and Expense Items

	Three Months Ended
	March 31,		Increase/
	2006	2005	(Decrease)
	(in $000's)
Non-cash amortization of deemed discount on convertible debentures	$—	$(108)	$(108)
Interest income	181	35	146
Interest expense	—	(139)	(139)
Rental income (expense), net	(6)	43	(49)
     We did not record any non-cash amortization of deemed discount on convertible debentures for the quarter ended March 31, 2006 as compared to $108,000 for the quarter ended March 31, 2005. The deemed discount was fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the quarter ended March 31, 2006 increased by $146,000 from the quarter ended March 31, 2005. The increase was due to higher cash balances resulting from the sale of our non-core product lines in October 2005. Interest expense for the quarter ended March 31, 2006 decreased by $139,000 from the quarter ended March 31, 2005. The decrease was due to the pay off during 2005 of the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda (“Defiante”) in July 2004, and the redemption of our convertible debentures in April 2005.
     For the quarter ended March 31, 2006 we recorded $6,000 rental expense, net as compared to $43,000 rental income, net for the quarter ended March 31, 2005. Rental income (expense), net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. We have been notified by our tenant that they will be vacating the Hayward facility on July 31, 2006 and we have begun the process to search for a new tenant. As of March 31, 2006 we are obligated to pay rent on this facility of $5.6 million and our share of insurance, taxes and common area maintenance through 2012. During the fourth quarter of 2005 we recognized an estimated loss on this sublease of $415,000, as we may not be able to fully recover our costs over the remaining term of our master lease. We regularly review our assumptions and estimates used to estimate the loss on the sublease and will revise our estimated loss to reflect any changes in our assumptions. The estimated loss was not adjusted during the quarter ended March 31, 2006.
Series B Preferred Stock Dividends
     On January 3, 2006 we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million, and accordingly did not incur any dividends on our Series B Preferred Stock in the quarter ended March 31, 2006. Dividends on Series B Preferred Stock of $168,000 for the quarter ended March 31, 2005 represented the 8% dividend that was paid quarterly to our Series B preferred stockholders. The dividend for the quarter ended March 31, 2005 was paid in common stock. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of 1,344,000 shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.
Liquidity and Capital Resources
     We have funded our activities to date principally through various issuances of equity securities and debt. In addition, we generated net cash proceeds of $22.5 million from the sale of our non-core product lines in October 2005, after the repayment of the outstanding balance of a note payable of $2.1 million in connection with the sale and the payment of $200,000 in estimated income taxes in March 2006.
     At March 31, 2006, we had cash, cash equivalents and short-term investments of $15.2 million compared to $26.6 million at December 31, 2005. The decrease in our cash balance is due primarily to the redemption of our Series B Preferred Stock in cash totaling $7.8 million in January 2006. At March 31, 2006, our working capital was $13.7 million compared to $16.1 million at December 31, 2005. The decrease in our working capital was principally due to cash used to fund operations.
     On January 3, 2006, pursuant to our notice to our Series B stockholders in November 2005, we made a total cash payment of $7.8 million to redeem our outstanding Series B Preferred Stock. We had issued the Series B Preferred Stock and warrants to purchase common stock in a January 2003 private placement. Pursuant to the terms of the Series B Preferred Stock, January 1, 2006 was the first date on which we could redeem the Series B Preferred Stock. The Series B preferred stockholders had the option to convert all or part of their Series B Preferred Stock into our common stock prior to the redemption date. During the year ended December 31, 2005 we issued 1,353,118 shares of our common stock to the Series B stockholders upon conversion of 1,275 shares of Series B Preferred Stock. We adjusted the carrying value of the 7,125 outstanding shares of Series B Preferred Stock to its redemption amount of $7.8 million at December 31, 2005, and classified it as a current liability. We also recorded a deemed dividend of $1.4 million in the fourth quarter of 2005 representing the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock.
     The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from our capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of our common stock at $0.94 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock. In April and May 2006, 1,647,439 shares of our common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders.
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
     In connection with the sale of our non-core products in October 2005, we paid off the remaining $2.1 million balance of our $2.2 million secured promissory note to Defiante which was issued in July 2004. The note, bearing interest at 9.83% per annum, required interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008.
     As of March 31, 2005, we had 8% convertible debentures with a face value of $4.0 million outstanding, of which $2.0 million was issued to Defiante and $2.0 million was issued to SF Capital Partners Ltd. (“SFCP”), an institutional investor. In March 2005, we entered into an amendment with Defiante to the 8% convertible debenture issued by us in March 2002 in favor of Defiante, extending the maturity date to April 15, 2005. In March 2005 we also entered into an amendment with SFCP to the 8% convertible debenture issued by us in March 2002 in favor of SFCP, extending the maturity date to April 15, 2005 and amending certain of the terms of our option to repay the SFCP debenture in shares of common stock at the maturity date. We paid interest on the debentures at a rate of 8% per annum on a quarterly basis. The debentures were convertible into 2,531,644 shares of our common stock at a fixed conversion price of $1.58 per share (subject to adjustment for stock splits and reclassifications). In April 2005, we redeemed both convertible debentures in full in cash totaling $4.0 million, plus accrued interest of $94,000 to April 15, 2005.
     The redemption of the Series B Preferred Stock in January 2006 and the retirement of our outstanding debt and debentures during 2005 improved our capital structure and eliminated dividends on the Series B Preferred Stock and interest and amortization on the retired debt and debentures. Dividends related to the Series B Preferred Stock, interest on the retired debt and debentures, and amortization of deemed discount on the debentures totaled $493,000 for the quarter ended March 31, 2005.
     In May 2006, we purchased the rights in the United States to Doral (Quazepam) from MedPointe pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of our receipt of written notification from the FDA of the FDA’s approval for an alternative source to manufacture and supply the active ingredient Quazepam for Doral. In addition, under the terms of the Agreement, we received all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. on net sales of Doral. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. We entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. We will promote Doral to neurologists with our existing sales organization. The purchase price allocated to the Doral product rights will be recorded to purchased technology and amortized on a straight-line basis over the expected life of the Doral product rights. Gross ex-factory sales of Doral for the year ended December 31, 2005 totaled $1.1 million.
     Based on our internal forecasts and projections, we believe that our cash resources at March 31, 2006 will be sufficient to fund our operations through at least March 31, 2007, unless a substantial portion of our cash is used for additional product acquisitions and our revenues are significantly less than we expect. Our future funding requirements will depend on many factors, including: the implementation of our business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors. If our cash resources and our revenues are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at March 31, 2006 has not changed materially from December 31, 2005, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     Our exposure to the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the section “Risk Factors,” has not changed materially at March 31, 2006.

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

QUESTCOR PHARMACEUTICALS, INC.
Date: May 12, 2006	By:	/s/ JAMES L. FARES
James L. Fares
President and Chief Executive Officer

	By:	/s/ GEORGE STUART
George Stuart
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.