Form 10-Q
period 2006-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2006-08-11
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 4, 2006 there were 56,859,321 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$20,438
Short-term investments	5,641	6,139
Accounts receivable, net of allowance for doubtful accounts of $57 and $84 at June 30, 2006 and December 31, 2005, respectively	1,790	725
Inventories, net	1,898	1,577
Prepaid expenses and other current assets	512	710

Total current assets	15,558	29,589
Property and equipment, net	621	655
Purchased technology, net	2,557	—
Goodwill	299	299
Deposits and other assets	712	805

Total assets	$19,747	$31,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,624	$1,505
Accrued compensation	724	709
Sales-related reserves	2,841	2,581
Other accrued liabilities	539	632
Income taxes payable	—	200
Preferred stock, 7,125 Series B shares at redemption amount at December 31, 2005	—	7,841

Total current liabilities	5,728	13,468
Lease termination and deferred rent liability	1,857	1,350
Other non-current liabilities	23	27
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at June 30, 2006 and December 31, 2005 (aggregate liquidation preference of $10,000 at June 30, 2006 and December 31, 2005)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 56,829,974 and 54,461,291 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	91,460	90,576
Deferred compensation	—	(5)
Accumulated deficit	(84,399)	(79,147)
Accumulated other comprehensive loss	(3)	(2)

Total shareholders’ equity	7,058	11,422

Total liabilities and shareholders’ equity	$19,747	$31,348

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$3,329	$4,290	$5,339	$8,788
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	652	1,027	1,278	1,775
Selling, general and administrative	4,241	2,224	8,411	4,842
Research and development	708	562	1,088	1,061
Depreciation and amortization	78	323	124	634

Total operating costs and expenses	5,679	4,136	10,901	8,312

Income (loss) from operations	(2,350)	154	(5,562)	476
Other income (expense):
Non-cash amortization of deemed discount on convertible debentures	—	—	—	(108)
Interest income	151	23	332	58
Interest expense	—	(70)	—	(209)
Other income, net	—	1	—	1
Rental income (expense), net	(16)	71	(22)	114

Total other income (expense)	135	25	310	(144)

Net income (loss)	(2,215)	179	(5,252)	332
Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock	—	—	—	84
Dividends on Series B preferred stock	—	168	—	336

Net income (loss) applicable to common shareholders	$(2,215)	$11	$(5,252)	$(88)

Net income (loss) per share applicable to common shareholders — basic and diluted	$(0.04)	$0.00	$(0.10)	$0.00

Shares used in computing net income (loss) per share applicable to common shareholders — basic and diluted	56,067	52,660	55,319	51,942

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(5,252)	$332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	431	4
Amortization of deemed discount on convertible debentures	—	108
Depreciation and amortization	124	634
Changes in operating assets and liabilities:
Accounts receivable	(1,065)	(212)
Inventories	(279)	(131)
Prepaid expenses and other current assets	198	268
Accounts payable	119	(65)
Income taxes payable	(200)	—
Accrued compensation	15	(247)
Sales-related reserves	260	906
Other accrued liabilities	(93)	16
Other non-current liabilities	507	(2)

Net cash flows provided by (used in) operating activities	(5,235)	1,611

INVESTING ACTIVITIES
Purchase of property and equipment	(61)	(14)
Purchase of short-term investments	(5,643)	—
Maturities of short-term investments	6,140	—
Acquisition of purchased technology	(2,628)	(2,000)
Proceeds from sale of equipment	—	1
Decrease in other assets	93	83

Net cash flows used in investing activities	(2,099)	(1,930)

FINANCING ACTIVITIES
Issuance of common stock, net	458	87
Redemption of Series B preferred stock	(7,841)	—
Short-term borrowings	—	191
Repayment of short-term and long-term debt and capital lease obligation	(4)	(259)
Redemption of convertible debentures	—	(4,000)

Net cash flows used in financing activities	(7,387)	(3,981)

Decrease in cash and cash equivalents	(14,721)	(4,300)
Cash and cash equivalents at beginning of period	20,438	8,729

Cash and cash equivalents at end of period	$5,717	$4,429

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$—	$84

Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$—	$672

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). During the three month period ended June 30, 2006, Questcor owned two commercial CNS products, H.P. Acthar Gel® (“Acthar”) and Doral®. The Company acquired the rights to Doral (quazepam) in the United States in May 2006 as described further in Note 13. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. The Company’s strategy is to (i) acquire or license commercial products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired or licensed at a reasonable valuation relative to the Company’s cost of capital, (ii) develop through corporate collaborations new medications focused on its target markets that would generally be in the later stages of development and require lower capital investment when compared to traditional pre-clinical development programs, and (iii) co-promote selected CNS commercial products of other pharmaceutical companies.
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
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations and cash flows for the three and six month periods ended June 30, 2005 include the net product sales and direct operating costs and expenses of the divested product lines and VSL#3®. The Company’s agreement to promote VSL#3 terminated in January 2005.
2. SHARE-BASED COMPENSATION
     The Company had the following share-based compensation arrangements during the three and six month periods ended June 30, 2006: an Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of the Company’s board of directors, and consultants; an Employee Stock Option Plan that provided for the grant of stock options to employees, members of the Company’s board of directors, and consultants; a Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These plans are more fully described below. The Employee Stock Option Plan, Non-Employee Directors’ Equity Incentive Plan, and Employee Stock Purchase Plan are also described in Note 12 of the Company’s 2005 Annual Report on Form 10-K.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the three and six month periods ended June 30, 2006 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company accounted for share-based payments to its employees and non-employee members of its board of directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. Pro forma results for the three and six month periods ended June 30, 2005 are presented below. The Company’s results for prior periods have not been restated.
     As a result of adopting SFAS No. 123(R) using the modified prospective method, the Company’s net loss applicable to common shareholders for the three and six month periods ended June 30, 2006 includes $220,000 and $348,000, respectively, of share-based compensation expense, net of estimated forfeitures, related to equity incentives awarded to employees and non-employee members of the board of directors. The effect of recognizing this share-based compensation expense had no material impact on the Company’s basic and diluted net loss per share applicable to common shareholders. Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the Company’s statement of operations for the three and six month periods ended June 30, 2006 as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of product sales	$7	$10
Selling, general and administrative	207	328
Research and development	6	10

Total	$220	$348

     Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. The SFAS No. 123(R) share-based compensation expense for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. The Company has estimated an annual forfeiture rate of 12%, which results in an overall forfeiture rate of 26.5% for a typical stock option with a four year vesting term. The forfeiture rate was estimated based on historical data. In the pro forma information for periods prior to 2006, the Company accounted for forfeitures as they occurred.
     The following table presents the pro forma effect on net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under its share-based compensation arrangements during the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income (loss) applicable to common shareholders, as reported	$11	$(88)
Add: Share-based employee compensation expense included in reported net income (loss) applicable to common shareholders	1	2
Deduct: Share-based employee compensation expense determined under SFAS No. 123	(107)	(228)

Net loss applicable to common shareholders, pro forma	$(95)	$(314)

Basic and diluted net income (loss) per share applicable to common shareholders:
As reported	$0.00	$0.00
Pro forma	$0.00	$(0.01)

Equity Incentive Award and Stock Option Plans
     In May 2006, the Company’s shareholders approved the adoption of the 2006 Equity Incentive Award Plan. Upon the adoption of the Equity Incentive Award Plan, the Company ceased grants under the Company’s Employee Stock Option Plan. The Equity Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants, stock appreciation rights, restricted stock units and dividend equivalents. Equity incentives under the Equity Incentive Award Plan and the Employee Stock Option Plan generally include four year vesting periods, an exercise price that equals the fair market value of the Company’s common stock on the date of grant, and maximum terms of ten years. The aggregate number of shares of common stock authorized for issuance under the Equity Incentive Award Plan is 6,250,000 shares.
     The Company’s Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 stock options to purchase common stock upon appointment as a non-employee director and 15,000 stock options each January thereafter for continuing service upon reappointment. Such stock option grants vest over four years. In addition, 10,000 stock options are granted to members of one or more committees of the board of directors and an additional 7,500 stock options to chairmen of one or more committees. Such stock option grants are fully vested at the time of grant. All stock option grants are made at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of the stock options granted is ten years. Under the terms of the Non-Employee Directors’ Equity Incentive Plan, 1,250,000 shares of the Company’s common stock were authorized for grant.
     The fair value of stock options awarded under the Company’s equity incentive plans during the three and six month periods ended June 30, 2006 and 2005 was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation assumptions noted in the following table are the actual assumptions used for stock options awarded during the three month periods ended June 30, 2006 and 2005 and the weighted average assumptions for stock options awarded during the six month periods ended June 30, 2006 and 2005. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three and six month periods ended June 30, 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term for the three and six month periods ended June 30, 2005 was estimated using factors that included historical exercise patterns and expected terms used by comparable companies. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	94%	66%	98%	68%
Expected term (in years)	6.25	4.0	6.25	4.0
Risk-free rate	5.1%	3.8%	4.8%	4.1%
Expected dividends	—	—	—	—
     A summary of stock options outstanding under the Company’s equity incentive plans as of December 31, 2005 and changes during the six month period ended June 30, 2006 are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	6,402,074	$0.76	7.84
Granted	1,673,750	1.09
Exercised	(317,451)	0.96
Forfeited or expired	(581,558)	1.47

Outstanding at June 30, 2006	7,176,815	$0.77	8.15	$6,700

Vested and exercisable at June 30, 2006	2,593,853	$0.84	6.87	$2,325

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2006 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted-average grant-date fair value of the stock options granted was $1.39 and $0.30 during the three month periods ended June 30, 2006 and 2005, respectively, and $0.88 and $0.26 during the six month periods ended June 30, 2006 and 2005, respectively. The total intrinsic value of stock options exercised was $56,000 and $138,000 for the three and six month periods ended June 30, 2006, respectively. The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2005 was not material. Net cash proceeds from the exercise of stock options were $75,000 and $303,000 for the three and six month periods ended June 30, 2006, respectively. Net cash proceeds from stock options exercised during the three and six month periods ended June 30, 2005 were not material.
     The fair value of restricted stock awarded under the Company’s Equity Incentive Award Plan is calculated under the intrinsic value method. Restricted stock awards entitle the recipient to full dividend and voting rights. Nonvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. A summary of restricted stock outstanding under the Company’s equity incentive plans as of December 31, 2005 and changes during the six month period ended June 30, 2006 are as follows:

Weighted-Average
	Restricted	Grant Date Fair
	Stock	Value
Nonvested shares at December 31, 2005	—	$—
Granted	127,811	1.69
Vested	—	—
Forfeited or expired	—	—

Nonvested shares at June 30, 2006	127,811	$1.69

     As of June 30, 2006, $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans is expected to be recognized over a weighted-average period of 2.9 years. No tax benefit will be recognized related to share-based compensation expense since the Company has incurred operating losses. The Company has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.
Employee Stock Purchase Plan
     The Employee Stock Purchase Plan provides for payroll deductions for eligible employees to purchase the Company’s common stock at the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on the purchase date. As of June 30, 2006, the Company had issued 1,479,877 shares over the life of the Employee Stock Purchase Plan of which 123,049 and 257,481 shares were issued during the three and six month periods ended June 30, 2006, respectively. In May 2006, the Company’s shareholders approved an amendment to the 2003 Employee Stock Purchase Plan to increase the total number of shares authorized for issuance from 900,000 shares to 2,400,000 shares. As of June 30, 2006, the Company had 1,520,106 shares reserved for future issuance under the Employee Stock Purchase Plan.
     The fair value of each option element of the Company’s Employee Stock Purchase Plan during the three and six month periods ended June 30, 2006 and 2005 was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation assumptions noted in the following table are the actual assumptions used for each option element during the three month periods ended June 30, 2006 and 2005 and the weighted average assumptions for each option element during the six month periods ended June 30, 2006 and 2005. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the length of each purchase period. The risk-free rate is based on the U.S. Treasury yield.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	94%	64%	95%	64%
Expected term (in years)	0.25	0.25	0.25	0.25
Risk-free rate	5.1%	3.6%	4.9%	3.7%
Expected dividends	—	—	—	—
     Cash received from employee contributions to the Employee Stock Purchase Plan were $77,000 and $34,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $151,000 and $69,000 for the six month periods ended June 30, 2006 and 2005, respectively. The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $0.25 and $0.17 for the three month periods ended June 30, 2006 and 2005, respectively, and $0.19 and $0.17 for the six month periods ended June 30, 2006 and 2005, respectively.

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
     The Company issues credit memoranda for expired product returned within six months beyond the expiration date. The credit memoranda is equal to the sales value of the product returned and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves for expected credit memoranda based upon historical return rates by product, analysis of return merchandise authorizations, returns received, sales patterns, current inventory on hand at wholesalers, changes in prescription demand, and other factors such as shelf life. The Company records estimated sales reserves for Medicaid rebates and government chargebacks by analyzing historical rebate and chargeback percentages, allowable Medicaid prices, and other factors, as required. Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. The Company routinely assesses the historical returns and other experience including customers’ compliance with return goods policy and adjusts its reserves as appropriate.
     Reserves for government chargebacks, Medicaid rebates, and product returns for credit memoranda related to Acthar and Doral were $2.6 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, the Company is responsible for all Medicaid rebates and government chargebacks on its sales of these products through October 17, 2005. The Company is also responsible for product returns on its sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. The Company had total sales-related reserves related to these products of $231,000 and $478,000 at June 30, 2006 and December 31, 2005, respectively, that are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $11.4 million and $26.6 million at June 30, 2006 and December 31, 2005, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in corporate bonds and commercial paper. The fair value of the funds approximated cost.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$1,245	$1,335
Work in process	292	—
Finished goods	465	342
Less allowance for excess and obsolete inventories	(104)	(100)

	$1,898	$1,577

6. PURCHASED TECHNOLOGY AND GOODWILL
     Purchased technology of $2.6 million at June 30, 2006 related to the May 2006 acquisition of the Doral product rights. The Doral purchased technology is being amortized on a straight-line basis over its expected life of 15 years. Accumulated amortization for the Doral purchased technology was $29,000 as of June 30, 2006.
     The Company monitors the carrying value of the goodwill through annual impairment tests or more frequently if indicators of potential impairment exist. As of June 30, 2006 and December 31, 2005, no impairment had been indicated.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
8. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
     Basic and diluted net income (loss) per share applicable to common shareholders is based on net income (loss) applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately for the three and six month periods ended June 30, 2006 and the six month period ended June 30, 2005 as, due to the Company’s net loss position, it is anti-dilutive. Diluted net income per share applicable to common shareholders has not been presented separately for the three month period ended June 30, 2005 as basic net income per share was $0.00. If the Company had net income per share applicable to common shareholders of $0.01 or greater for the three month period ended June 30, 2006, then shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of outstanding options to purchase 7,176,815 common shares, nonvested restricted stock awards of 127,811 common shares, an estimated 128,500 common shares to be issued under the Employee Stock Purchase Plan in the current purchase period, 2,155,715 convertible preferred shares, placement agent unit options for 127,676 common shares and warrants to purchase 613,938 common shares.
9. WARRANT TRANSACTIONS
     In March 2006, warrants to purchase 859,494 shares of the Company’s common stock at $1.70 per share expired unexercised. In April 2006, warrants to purchase 18,500 and 26,000 shares of the Company’s common stock at $0.64 per share were exercised and expired, respectively. In April and May 2006, 1,647,440 shares of the Company’s common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders.
10. SERIES B CONVERTIBLE PREFERRED STOCK
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
     The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from the Company’s capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of the Company’s common stock at $0.94 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock. In April and May 2006, 1,647,440 shares of the Company’s common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders.
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
11. RELATED PARTY TRANSACTIONS
     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., and its successor, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau Pharmaceuticals”), a private company owned in part by the major shareholders of Sigma-Tau Finanziaria SpA (“Sigma-Tau”). The promotion agreement expired in January 2005, in accordance with its terms. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product directly to customers at its cost and expense, subject to certain expense reimbursements. The Company recorded a cost reimbursement of $79,000 in the three month period ended June 30, 2005, which reduced selling, general and administrative expense. During the three month period ended June 30, 2005, the Company paid $203,000 to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees. The payment to Sigma-Tau Pharmaceuticals in the three month period ended June 30, 2005 related to activity under the promotion agreement prior to its expiration. There was no VSL#3 revenue for the three month periods ended June 30, 2006 and 2005.
12. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($000’s)		($000’s)
Net income (loss)	$(2,215)	$11	$(5,252)	$(88)
Change in unrealized losses on available-for-sale securities	(1)	—	(1)	—

Comprehensive income (loss)	$(2,216)	$11	$(5,253)	$(88)

13. ACQUISITION OF DORAL
     In May 2006, the Company purchased the rights in the United States to Doral (quazepam) from MedPointe Healthcare Inc (“MedPointe”) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. The Company made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of the Company’s receipt of written notification from the U.S. Food and Drug Administration (“FDA”) of the FDA’s approval for an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, the Company received all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. on net sales of Doral. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The Company is promoting Doral to neurologists with its existing sales organization and commenced shipments in late May 2006. The purchase price allocated to the Doral product rights was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights. MedPointe’s sales of Doral, before product returns, rebates and chargebacks, for the year ended December 31, 2005 totaled $1.1 million.
14. RECENTLY ISSUED ACCOUNTING STANDARD
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more-likely-than-not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its results of operations or financial position.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1 “Business of Questcor,” Item 1A “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries.
Overview
     We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). During the three month period ended June 30, 2006, we owned two commercial CNS products, H.P. Acthar Gel (“Acthar”), and Doral. We acquired the rights to Doral (quazepam) in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders.
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
     In connection with our strategy to focus our efforts on promoting Acthar and building a CNS product portfolio, in October 2005 we sold our non-core pharmaceutical product lines Nascobal, Ethamolin and Glofil-125 to QOL Medical LLC resulting in net proceeds of $24.8 million and a pre-tax gain of $9.6 million. In January 2005, our agreement to promote and sell VSL#3 expired in accordance with its terms. Our results of operations and cash flows for the three and six month periods ended June 30, 2005 include the net product sales and direct operating costs and expenses of the divested product lines and VSL#3. In addition, as previously mentioned above, in May 2006 we completed the acquisition of Doral from MedPointe Healthcare Inc (“MedPointe”). As consideration for the rights to Doral in the United States, we paid MedPointe $2.5 million in cash upon the closing of the transaction and will make a future cash payment of $1.5 million after the approval of an alternative source to manufacture and supply the active ingredient for Doral.
     Our expenditures on research and development activities to date have not been material. Expenses we incur for medical and regulatory affairs activities and our preliminary evaluation of certain development opportunities are classified as Research and Development expenses in the accompanying Consolidated Statements of Operations. We expect our research and development spending to increase in the future as we implement our CNS strategy.
     We have incurred an accumulated deficit of $84.4 million at June 30, 2006. At June 30, 2006, we had $11.4 million in cash, cash equivalents and short-term investments. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products, future credit memoranda to be issued under our credit memoranda return policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products, the establishment of strategic alliances and collaborative arrangements and the receipt of milestone payments.
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to sales reserves, product returns, bad debts, inventories, intangible assets and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity, government chargebacks received, and Medicaid rebates paid could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if the wholesalers fail to adhere to our product return policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.
     We establish a reserve for the sales value of expired product expected to be returned with a corresponding reduction in gross product sales. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product, we analyze (i) historical returns and sales patterns, (ii) current inventory on hand at wholesalers and the remaining shelf life of that inventory, and (iii) changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product exchange policy, and we adjust our reserves as appropriate.
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
     Total sales-related reserves related to Acthar and Doral were $2.6 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, we are responsible for all Medicaid rebates and government chargebacks on our sales of these products through October 17, 2005. We are responsible for product returns on our sales of these products through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. We had total sales-related reserves related to these products of $231,000 and $478,000 as of June 30, 2006 and December 31, 2005, respectively that are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
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
Intangible Assets
     As of June 30, 2006, our intangible assets related to Doral purchased technology and goodwill generated from a 1999 merger with RiboGene, Inc. The determination of the expected useful lives of purchased technology and whether or not our intangible assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including the intangible assets. If the fair value is greater than the carrying amount, then no impairment is indicated. As of June 30, 2006, no impairment had been indicated.
Share-Based Compensation Expense
     As described in detail in Note 2, Share-Based Compensation, of the accompanying Notes to Consolidated Financial Statements, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting stock option forfeitures. We estimated the expected life of stock options granted for the three and six month periods ended June 30, 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     As a result of adopting SFAS No. 123(R) using the modified prospective method, our net loss applicable to common shareholders for the three and six month periods ended June 30, 2006 includes $220,000 and $348,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. As of June 30, 2006, $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.9 years. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method had been applied. Our results for the three and six month periods ended June 30, 2005 have not been restated.
Results of Operations
Three months ended June 30, 2006 compared to the three months ended June 30, 2005:
Total Revenues

	Three Months Ended
	June 30,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Net product sales	$3,329	$4,290	$(961)	(22)%
     Total revenues for the three month period ended June 30, 2006 decreased $1.0 million, or 22%, from the three month period ended June 30, 2005. Total net product sales for the three month period ended June 30, 2005 included $2.0 million in net product sales of Nascobal, Ethamolin and Glofil-125. We sold our non-core product lines Nascobal, Ethamolin and Glofil-125 in October 2005. Neurology net product sales for the three month period ended June 30, 2006, which consisted of Acthar and Doral net product sales, increased $1.1 million, or 48%, as compared to neurology net product sales in the same period of 2005, which were comprised of Acthar net product sales only. The increase in neurology net product sales was due primarily to a 43% increase in Acthar net product sales as compared to the second quarter of 2005. Acthar net product sales increased primarily due to a 27% increase in volume and an 11% increase in the average Acthar selling price as compared to the same period in 2005.
     Net products sales of Doral contributed to the increase in neurology net product sales in the three month period ended June 30, 2006. As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements, in May 2006 we purchased the rights in the United States to Doral from MedPointe. Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. MedPointe’s sales of Doral, before product returns, rebates and chargebacks, for the year ended December 31, 2005 totaled $1.1 million. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. We commenced shipments of Doral in May 2006 and our sales force began actively promoting Doral to neurologists in July 2006.
     We review the amount of inventory of our products at the wholesale level in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in net product sales due to changes in demand for our products, the timing of shipments, changes in wholesaler inventory levels, expiration dates of product sold, and the impact of our sales-related reserves.
Cost of Product Sales

	Three Months Ended
	June 30,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Cost of product sales	$652	$1,027	$(375)	(37)%
     Cost of product sales for the three month period ended June 30, 2006 decreased $375,000, or 37%, to $652,000 from $1.0 million for the three month period ended June 30, 2005. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and write-offs of excess or obsolete inventory. The decrease in cost of product sales is due primarily to the inclusion in the three month period ended June 30, 2005 of material, shipping and other costs of $279,000 related to our non-core product lines which we sold in October 2005 and a $318,000 decrease in stability testing of Acthar in the three month period ended June 30, 2006 as compared to the same period in 2005. The decrease in stability testing was due to a reduction in the number of stability tests on samples of manufactured Acthar batches in the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005. The decreases were partially offset by an increase of $214,000 in material and other direct costs for Acthar due primarily to the higher Acthar unit sales in the three month period ended June 30, 2006 as compared to the same period in 2005. Cost of product sales as a percentage of total net product sales was 19.6% for the three month period ended June 30, 2006, as compared to 23.9% for the three month period ended June 30, 2005. The decrease in cost of product sales as a percentage of total net product sales in the three month period ended June 30, 2006 as compared to the same period in 2005 was due primarily to the decrease in Acthar stability testing costs as a percentage of total net product sales during the three month period ended June 30, 2006.
     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006 we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term.
Selling, General and Administrative

	Three Months Ended
	June 30,			%
	2006	2005	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$4,241	$2,224	$2,017	91%
     Selling, general and administrative expenses for the three month period ended June 30, 2006 increased $2.0 million from the three month period ended June 30, 2005. The increase was due primarily to the expansion of our sales organization. During the fourth quarter of 2005 and the first quarter of 2006, we expanded our sales organization to 40 field-based sales representatives and sales management. Selling and marketing expenses increased substantially in the three month period ended June 30, 2006 as compared to the same period in 2005 as a result of our sales organization expansion and increased promotion of Acthar. Sales and marketing headcount-related costs increased by approximately $890,000 and marketing and promotional expenses increased by approximately $460,000 in the three month period ended June 30, 2006 as compared to the same period in 2005. Approximately $270,000 of expense related to estimated losses associated with our Hayward sublease also contributed to the higher selling, general and administrative expenses in the three month period ended June 30, 2006.
     As described further in Note 2, Share-Based Compensation, of the accompanying Notes to Consolidated Financial Statements and above in Critical Accounting Policies, effective January 1, 2006, we adopted SFAS No. 123(R). We incurred a non-cash charge of $220,000 for the three month period ended June 30, 2006 resulting from the adoption of SFAS No. 123(R) of which $207,000 was included in selling, general and administrative expenses.
     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006 we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We are promoting Doral to neurologists with our existing sales organization.
Research and Development

	Three Months Ended
	June 30,			%
	2006	2005	Increase	Change
	(in $000’s)
Research and development	$708	$562	$146	26%
     Research and development expenses for the three month period ended June 30, 2006 were $708,000, an increase of $146,000 as compared to $562,000 for the three month period ended June 30, 2005. The costs included in research and development relate primarily to our medical and regulatory affairs compliance activities and our preliminary evaluation of certain development opportunities. The increase was due primarily to an increase of approximately $500,000 in fees for consulting and other outside services in the three month period ended June 30, 2006 as compared to the same period in 2005. The increase was partially offset by a decrease in regulatory fees of approximately $140,000 resulting from the sale of our non-core product lines in the fourth quarter of 2005 and a decrease in patent-related legal fees.

Depreciation and Amortization

	Three Months Ended
	June 30,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$78	$323	$(245)	(76)%
     Depreciation and amortization expense for the three month period ended June 30, 2006 decreased to $78,000 from $323,000 for the three month period ended June 30, 2005. The decrease was due primarily to the inclusion in the three month period ended June 30, 2005 of amortization expense related to Nascobal purchased technology, partially offset by amortization expense related to Doral purchased technology. In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines.
     As described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006 we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of our receipt of written notification from the FDA of the FDA’s approval for an alternative source to manufacture and supply the active ingredient quazepam for Doral. The purchase price allocated to the Doral product rights was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.
Other Income and Expense Items

	Three Months Ended
	June 30,		Increase/
	2006	2005	(Decrease)
	(in $000’s)
Interest income	$151	$23	$128
Interest expense	—	(70)	(70)
Other income, net	—	1	(1)
Rental income (expense), net	(16)	71	(87)
     Interest income for the three month period ended June 30, 2006 increased by $128,000 from the three month period ended June 30, 2005. The increase was due to higher cash balances resulting from the sale of our non-core product lines in October 2005. Interest expense for the three month period ended June 30, 2006 decreased by $70,000 from the three month period ended June 30, 2005. The decrease was due primarily to the pay off during 2005 of the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda (“Defiante”) in July 2004, and the redemption of our convertible debentures in April 2005.
     For the three month period ended June 30, 2006 we recorded $16,000 of rental expense, net as compared to $71,000 of rental income, net for the three month period ended June 30, 2005. Rental income (expense), net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. Our tenant vacated the Hayward facility on July 31, 2006 and we are in the process of searching for a new tenant. As of June 30, 2006 we are obligated to pay rent on this facility of $5.5 million and our share of insurance, taxes and common area maintenance through 2012. During the fourth quarter of 2005 we recognized an estimated loss on this sublease of $415,000, as we may not be able to fully recover our costs over the remaining term of our master lease. We regularly review our assumptions and estimates used to estimate the loss on the sublease and will revise our estimated loss to reflect any changes in our assumptions. During the three month period ended June 30, 2006, we revised our assumptions used to estimate our loss on this sublease, and as a result we recognized an additional $219,000 estimated loss on the sublease. The estimated loss is included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.
Series B Preferred Stock Dividends
     On January 3, 2006 we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million, and accordingly did not incur any dividends on our Series B Preferred Stock in the three month period ended June 30, 2006. Dividends on Series B Preferred Stock of $168,000 for the three month period ended June 30, 2005 represented the 8% dividend that was paid quarterly to our Series B preferred stockholders. The dividend for the three month period ended June 30, 2005 was paid in common stock. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of 1,344,000 shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.
Six months ended June 30, 2006 compared to the six months ended June 30, 2005:
Total Revenues

	Six Months Ended
	June 30,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Net product sales	$5,339	$8,788	$(3,449)	(39)%
     Total revenues for the six month period ended June 30, 2006 decreased $3.4 million, or 39%, from the six month period ended June 30, 2005. Total net product sales for the six month period ended June 30, 2005 included the net product sales of Acthar, Nascobal, Ethamolin, Glofil-125 and VSL#3. We sold our non-core product lines Nascobal, Ethamolin and Glofil-125 in October 2005 and in January 2005 our agreement to promote VSL#3 terminated. Net product sales in the six month period ended June 30, 2005 included $3.8 million in net product sales of the divested products and VSL#3. Neurology net product sales, which were comprised of Acthar and Doral net product sales, increased 6% to $5.3 million in the six month period ended June 30, 2006 as compared to neurology net product sales of $5.0 million in the same period in 2005, which consisted of Acthar net product sales only. The increase in neurology net product sales was due primarily to a 12% increase in the average selling price of Acthar, partially offset by a 6% decrease in volume as compared to the same period in 2005. The comparative decrease in volume reflects in part a temporary increase in demand for Acthar that began in the fourth quarter of 2004 and did not continue beyond February 2005. Net product sales of Doral also contributed to the increase in neurology net product sales in the six month period ended June 30, 2006 as compared to the same period in 2005.
Cost of Product Sales

	Six Months Ended
	June 30,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Cost of product sales	$1,278	$1,775	$(497)	(28)%
     Cost of product sales for the six month period ended June 30, 2006 decreased $497,000, or 28%, to $1.3 million from $1.8 million for the six month period ended June 30, 2005. The decrease in cost of product sales is due primarily to the inclusion in the six month period ended June 30, 2005 of material, shipping and other costs of $562,000 related to our non-core product lines which we sold in October 2005 and $48,000 related to VSL#3. The VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals, Inc. terminated in January 2005. The decrease in material and other costs was partially offset by a $90,000 increase in material and other costs for Acthar in the six month period ended June 30, 2006 as compared to the same period in 2005. The increase was due primarily to an increase in the per unit material cost of Acthar. Cost of product sales as a percentage of total net product sales was 23.9% for the six month period ended June 30, 2006, as compared to 20.2% for the six month period ended June 30, 2005. The increase in cost of product sales as a percentage of total net product sales in the six month period ended June 30, 2006 as compared to the same period in 2005 was due primarily to an increase in Acthar stability testing costs as a percentage of total net product sales during the six month period ended June 30, 2006.
Selling, General and Administrative

	Six Months Ended
	June 30,			%
	2006	2005	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$8,411	$4,842	$3,569	74%
     Selling, general and administrative expenses for the six month period ended June 30, 2006 increased $3.6 million from the six month period ended June 30, 2005, due primarily to the expansion of our sales organization during the fourth quarter of 2005 and the first quarter of 2006. As a result of our sales organization expansion and increased promotion of Acthar, sales and marketing headcount-related costs increased by approximately $1.3 million and marketing and promotional expenses increased by approximately $820,000 in the six month period ended June 30, 2006 as compared to the same period in 2005. Higher professional fees and $316,000 of expense related to estimated losses associated with our Hayward sublease also contributed to the higher selling, general and administrative expenses in the six month period ended June 30, 2006.
     We incurred a non-cash charge of $348,000 for the six month period ended June 30, 2006 resulting from the adoption of SFAS No. 123(R) of which $328,000 was included in selling, general and administrative expenses.
Research and Development

	Six Months Ended
	June 30,			%
	2006	2005	Increase	Change
	(in $000’s)
Research and development	$1,088	$1,061	$27	3%
     Research and development expenses of $ 1.1 million for the six month period ended June 30, 2006 were comparable to research and development expenses in the same period of 2005. In the six month period ended June 30, 2006, a decrease in regulatory fees of approximately $285,000 resulting from the sale of our non-core product lines in the fourth quarter of 2005 and a decrease in patent-related legal fees of approximately $100,000 were offset by an increase in consulting fees and other outside services.
Depreciation and Amortization

	Six Months Ended
	June 30,			%
	2006	2005	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$124	$634	$(510)	(80)%
     Depreciation and amortization expense for the six month period ended June 30, 2006 decreased to $124,000 from $634,000 for the six month period ended June 30, 2005. The decrease was due primarily to the inclusion in the first six months of 2005 of amortization expense related to Nascobal purchased technology. In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines. The decrease was partially offset by amortization expense related to Doral purchased technology, the rights to which we acquired in May 2006.
Other Income and Expense Items

	Six Months Ended
	June 30,		Increase/
	2006	2005	(Decrease)
	(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$—	$(108)	$(108)
Interest income	332	58	274
Interest expense	—	(209)	(209)
Other income, net	—	1	(1)
Rental income (expense), net	(22)	114	(136)
     We did not record any non-cash amortization of deemed discount on convertible debentures for the six month period ended June 30, 2006 as compared to $108,000 for the six month period ended June 30, 2005. The deemed discount was fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the six month period ended June 30, 2006 increased by $274,000 from the six month period ended June 30, 2005. The increase was due to higher cash balances resulting from the sale of our non-core product lines in October 2005. Interest expense for the six month period ended June 30, 2006 decreased by $209,000 from the six month period ended June 30, 2005. The decrease was due to the pay off during 2005 of the $2.2 million promissory note we issued to Defiante in July 2004, and the redemption of our convertible debentures in April 2005.

     For the six month period ended June 30, 2006 we recorded $22,000 of rental expense, net as compared to $114,000 of rental income, net for the six month period ended June 30, 2005. Rental income (expense), net, arises primarily from the lease and sublease of our former headquarters facility in Hayward, California. During the fourth quarter of 2005 we recognized an estimated loss on this sublease of $415,000, as we may not be able to fully recover our costs over the remaining term of our master lease. During the quarter ended June 30, 2006, we revised our assumptions used to estimate our loss on this sublease, and as a result we recognized an additional $219,000 estimated loss on the sublease. The estimated loss is included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.
Series B Preferred Stock Dividends
     On January 3, 2006 we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million, and accordingly did not incur any dividends on our Series B Preferred Stock in the six month period ended June 30, 2006. Dividends on Series B Preferred Stock of $336,000 for the six month period ended June 30, 2005 represented the 8% dividend that was paid quarterly to our Series B preferred stockholders. The dividends for the six month period ended June 30, 2005 were paid in common stock.
     The non-cash deemed dividend of $84,000 for the six month period ended June 30, 2005 is related to the revaluation of the warrants issued to the holders of our Series B Preferred Stock, which resulted in an incremental value of $84,000 that decreased the carrying value of the preferred stock. In connection with the revaluation, we recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the six month period ended June 30, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.
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
     At June 30, 2006, we had cash, cash equivalents and short-term investments of $11.4 million compared to $26.6 million at December 31, 2005. The decrease in our cash balance is due primarily to the redemption of our Series B Preferred Stock in cash totaling $7.8 million in January 2006, the up-front payment related to our acquisition of the Doral product rights totaling $2.5 million in May 2006 and cash used to fund operations. At June 30, 2006, our working capital was $9.8 million compared to $16.1 million at December 31, 2005. The decrease in our working capital was principally due to cash used to fund operations.
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
     The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from our capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of our common stock at $0.94 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock. In April and May 2006, 1,647,440 shares of our common stock were issued upon the cash-less net exercise of 2,889,925 warrants issued to certain Series B stockholders.
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
     The redemption of the Series B Preferred Stock in January 2006 and the retirement of our outstanding debt and debentures during 2005 improved our capital structure and eliminated dividends on the Series B Preferred Stock and interest and amortization on the retired debt and debentures. Dividends related to the Series B Preferred Stock, interest on the retired debt and debentures, and amortization of deemed discount on the debentures totaled $729,000 for the six month period ended June 30, 2005.
     In May 2006, we purchased the rights in the United States to Doral (quazepam) from MedPointe pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of our receipt of written notification from the FDA of the FDA’s approval for an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, we received all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. on net sales of Doral. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. We entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. We are promoting Doral to neurologists with our existing sales organization. The purchase price allocated to the Doral product rights was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights. MedPointe’s sales of Doral, before product returns, rebates and chargebacks, for the year ended December 31, 2005 totaled $1.1 million.
     On June 9, 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. When declared effective by the SEC, the shelf registration statement will enable us to offer and sell up to $25 million of common shares or debt securities from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering. We intend to use the proceeds from such offerings to build a pipeline of medically important CNS products. We are currently evaluating a number of potential opportunities to acquire, license, develop, and co-promote products for CNS disorders that will fit our capital structure and commercial infrastructure. We may also use the proceeds for working capital, capital expenditures and other general corporate purposes.
     Based on our internal forecasts and projections, we believe that our cash resources at June 30, 2006 will be sufficient to fund our operations through at least June 30, 2007, unless a substantial portion of our cash is used for additional product acquisitions and our revenues are significantly less than we expect. Our future funding requirements will depend on many factors, including: the implementation of our business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors. If our cash resources and our revenues are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
Recently Issued Accounting Standard
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more-likely-than-not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our results of operations or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at June 30, 2006 has not changed materially from December 31, 2005, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     Our exposure to the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the section entitled “Risk Factors,” has not changed materially at June 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2006 Annual Meeting of Shareholders on May 18, 2006. The following matters received the votes at the 2006 Annual Meeting of Shareholders as set forth below:
1.	Election of Directors to hold office until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Albert Hansen	47,197,097	1,046,001
Don M. Bailey	47,395,762	847,336
Neal C. Bradsher	47,411,478	831,620
James L. Fares	47,423,013	820,085
Gregg Lapointe	47,208,813	1,034,285
Virgil D. Thompson	47,094,054	1,149,044
2.	Approval of the adoption of the Company’s 2006 Equity Incentive Award Plan.

For:	26,542,059
Against:	1,935,473
Abstain:	734,336
Not-Voted:	19,031,230
3.	Approval of the amendment to the Company’s 2003 Employee Stock Purchase Plan.

For:	27,758,976
Against:	661,726
Abstain:	791,165
Not-Voted:	19,031,231
4.	Ratification of Odenberg Ullakko Muranishi & Co. LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

For:	47,399,402
Against:	58,769
Abstain:	784,927
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: August 11, 2006	By:	/s/ James L. Fares
James L. Fares
President and Chief Executive Officer

	By:	/s/ George Stuart
George Stuart
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.