Form 10-Q
period 2006-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2006-11-14
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 2, 2006 there were 57,235,606 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,366	$20,438
Short-term investments	4,911	6,139
Accounts receivable, net of allowance for doubtful accounts of $22 and $84 at September 30, 2006 and December 31, 2005, respectively	2,022	725
Inventories, net	2,901	1,577
Prepaid expenses and other current assets	1,279	710

Total current assets	15,479	29,589
Property and equipment, net	601	655
Purchased technology, net	2,514	—
Goodwill	299	299
Deposits and other assets	716	805

Total assets	$19,609	$31,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860	$1,505
Accrued compensation	890	709
Sales-related reserves	3,177	2,581
Other accrued liabilities	533	632
Income taxes payable	—	200
Preferred stock, 7,125 Series B shares at redemption amount at December 31, 2005	—	7,841

Total current liabilities	6,460	13,468
Lease termination and deferred rent liabilities	1,807	1,350
Other non-current liabilities	20	27
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at September 30, 2006 and December 31, 2005 (aggregate liquidation preference of $10,000 at September 30, 2006 and December 31, 2005)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 57,216,721 and 54,461,291 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	92,157	90,571
Accumulated deficit	(85,920)	(79,147)
Accumulated other comprehensive gain (loss)	4	(2)

Total shareholders’ equity	6,241	11,422

Total liabilities and shareholders’ equity	$19,609	$31,348

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net product sales	$4,045	$3,558	$9,384	$12,346
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	945	522	2,223	2,297
Selling, general and administrative	4,171	2,298	12,582	7,140
Research and development	544	536	1,632	1,597
Depreciation and amortization	94	319	218	953

Total operating costs and expenses	5,754	3,675	16,655	11,987

Income (loss) from operations	(1,709)	(117)	(7,271)	359
Other income (expense):
Non-cash amortization of deemed discount on convertible debentures	—	—	—	(108)
Interest income	137	29	469	87
Interest expense	—	(38)	—	(247)
Other income, net	51	5	51	6
Rental income (expense), net	—	67	(22)	181

Total other income (expense)	188	63	498	(81)

Net income (loss)	(1,521)	(54)	(6,773)	278
Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock	—	—	—	84
Dividends on Series B preferred stock	—	168	—	504

Net loss applicable to common shareholders	$(1,521)	$(222)	$(6,773)	$(310)

Net loss per share applicable to common shareholders — basic and diluted	$(0.03)	$0.00	$(0.12)	$(0.01)

Shares used in computing net loss per share applicable to common shareholders — basic and diluted	56,870	52,813	55,841	52,236

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(6,773)	$278
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	828	19
Amortization of deemed discount on convertible debentures	—	108
Depreciation and amortization	218	953
Changes in operating assets and liabilities:
Accounts receivable	(1,297)	366
Inventories	(1,282)	(16)
Prepaid expenses and other current assets	(569)	(335)
Accounts payable	355	(266)
Accrued compensation	181	(325)
Sales-related reserves	596	887
Other accrued liabilities	(100)	(103)
Income taxes payable	(200)	—
Other non-current liabilities	457	28

Net cash flows provided by (used in) operating activities	(7,586)	1,594

INVESTING ACTIVITIES
Purchase of property and equipment	(92)	(22)
Purchase of short-term investments	(9,606)	—
Maturities of short-term investments	10,840	—
Acquisition of purchased technology	(2,628)	(2,000)
Proceeds from sale of equipment	—	1
Decrease in other assets	89	80

Net cash flows used in investing activities	(1,397)	(1,941)

FINANCING ACTIVITIES
Issuance of common stock, net	758	129
Redemption of Series B preferred stock	(7,841)	—
Short-term borrowings	—	191
Repayment of short-term and long-term debt and capital lease obligation	(6)	(361)
Redemption of convertible debentures	—	(4,000)

Net cash flows used in financing activities	(7,089)	(4,041)

Decrease in cash and cash equivalents	(16,072)	(4,388)
Cash and cash equivalents at beginning of period	20,438	8,729

Cash and cash equivalents at end of period	$4,366	$4,341

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$—	$84

Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$—	$672

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B stock	$—	$24

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). During the three month period ended September 30, 2006, Questcor owned two commercial CNS products, H.P. Acthar Gel® (“Acthar”) and Doral®. The Company acquired the rights to Doral (quazepam) in the United States in May 2006 as described further in Note 13. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. The Company’s strategy is to (i) acquire or license commercial products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired or licensed at a reasonable valuation relative to the Company’s cost of capital, (ii) develop through corporate collaborations new medications focused on its target markets that would generally require lower capital investment when compared to traditional pre-clinical development programs, and (iii) co-promote selected CNS commercial products of other pharmaceutical companies.
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
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations and cash flows for the three and nine month periods ended September 30, 2005 include the net product sales and direct operating costs and expenses of the divested product lines and VSL#3®. Because the divested product lines were part of a larger cash-flow generating group and did not represent a separate operation of the Company, the divested product lines were not reported as discontinued operations. The Company’s agreement to promote VSL#3 terminated in January 2005.
     On June 9, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the SEC on October 5, 2006. The shelf registration statement will enable the Company to offer and sell up to $25 million of common shares or debt securities from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

     Based on the Company’s internal forecasts and projections, the Company believes that its cash resources at September 30, 2006 will be sufficient to fund its operations through at least September 30, 2007, unless a substantial portion of its existing cash is used to acquire, license, develop, and co-promote products for CNS disorders or its revenues are significantly less than it expects. The Company’s future funding requirements will depend on many factors, including: the implementation of its business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; the Company’s ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of its development programs; and other factors. If the Company’s cash resources and its revenues are not sufficient to meet its obligations, or if the Company has insufficient funds to acquire additional products or expand its operations, the Company will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, the Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time. There can be no assurance that the Company will be able to obtain additional funds on desirable terms or at all.
2. SHARE-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the three and nine month periods ended September 30, 2006 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the Company’s statement of operations for the three and nine month periods ended September 30, 2006 as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of product sales	$12	$23
Selling, general and administrative	348	676
Research and development	11	21

Total	$371	$720

     Share-based compensation cost related to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The Company has estimated an annual pre-vesting forfeiture rate of 12% for a typical stock award with a four year vesting term. The pre-vesting forfeiture rate was estimated based on historical data. No tax benefit has been recognized related to share-based compensation expense since the Company has incurred operating losses. The Company has established a full valuation allowance to offset all potential tax benefits associated with its deferred tax assets.
     Prior to January 1, 2006, the Company accounted for share-based payments to its employees and non-employee members of its board of directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company provided pro forma disclosure of net income (loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, the Company accounted for pre-vesting forfeitures as they occurred. The Company’s operating results for prior periods have not been restated. The following table presents the pro forma effect on net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss applicable to common shareholders, as reported	$(222)	$(310)
Add: Share-based employee compensation expense included in reported net loss applicable to common shareholders	1	4
Deduct: Share-based employee compensation expense determined under SFAS No. 123	(113)	(341)

Net loss applicable to common shareholders, pro forma	$(334)	$(647)

Basic and diluted net loss per share applicable to common shareholders:
As reported	$0.00	$(0.01)
Pro forma	$(0.01)	$(0.01)
     The Company had the following share-based compensation arrangements during the three and nine month periods ended September 30, 2006: an Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of the Company’s board of directors, and consultants; an Employee Stock Option Plan that provided for the grant of stock options to employees, members of the Company’s board of directors, and consultants; a Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These plans are more fully described below. The Employee Stock Option Plan, Non-Employee Directors’ Equity Incentive Plan, and Employee Stock Purchase Plan are also described in Note 12 of the Company’s 2005 Annual Report on Form 10-K.
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
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors during the three and nine month periods ended September 30, 2006 and 2005 was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation assumptions noted in the following table are the actual assumptions used for stock options awarded during the three month periods ended September 30, 2006 and 2005 and the weighted average assumptions for stock options awarded during the nine month periods ended September 30, 2006 and 2005. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three and nine month periods ended September 30, 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term for the three and nine month periods ended September 30, 2005 was estimated using factors that included historical exercise patterns and expected terms used by comparable companies. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	91%	63%	96%	68%
Expected term (in years)	6.25	4.0	6.25	4.0
Risk-free interest rate	4.6%	4.0%	4.8%	4.1%
Expected dividends	—	—	—	—

     The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $1.35 and $0.26 during the three month periods ended September 30, 2006 and 2005, respectively, and $0.98 and $0.26 during the nine month periods ended September 30, 2006 and 2005, respectively.
     A summary of stock options outstanding as of December 31, 2005 and changes during the nine month period ended September 30, 2006 are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	6,402,074	$0.76	7.84
Granted	2,174,750	1.24
Exercised	(553,306)	0.92
Forfeited or expired	(680,573)	1.46

Outstanding at September 30, 2006	7,342,945	$0.83	8.10	$5,446

Vested and exercisable at September 30, 2006	2,707,153	$0.79	6.94	$2,147

     Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2006 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $202,000 and $340,000 for the three and nine month periods ended September 30, 2006, respectively. The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2005 was not material. Net cash proceeds from the exercise of stock options were $205,000 and $508,000 for the three and nine month periods ended September 30, 2006, respectively. Net cash proceeds from stock options exercised during the three and nine month periods ended September 30, 2005 were not material. The Company distributes newly issued shares in exchange for the net cash proceeds when stock options are exercised and has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.
     The fair value of restricted stock is calculated under the intrinsic value method. A summary of restricted stock outstanding as of December 31, 2005 and changes during the nine month period ended September 30, 2006 are as follows:

Weighted-Average
	Restricted	Grant Date Fair
	Stock	Value
Nonvested shares at December 31, 2005	—	$—
Granted	127,811	1.69
Vested	—	—
Forfeited or expired	—	—

Nonvested shares at September, 2006	127,811	$1.69

     As of September 30, 2006, $2.0 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.9 years.
     The Employee Stock Purchase Plan provides for eligible employees to make payroll deductions of 1% to 15% of their earnings to purchase the Company’s common stock during an offering period. The purchase price of the common stock is the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on a purchase date within the offering period. Purchase dates are February 28, May 31, August 31, and November 30. The Company began a new offering period on September 1, 2006. The offering period has a term of twelve months, subject to a reset feature designated under the Employee Stock Purchase Plan. Under the reset feature, if the fair market value of the Company’s common stock on a purchase date during the offering period is lower than the fair market value on the offering date of that same offering period, the offering period will be automatically terminated following the purchase of shares on the purchase date and a new offering period will commence on the next day after the purchase date. The new offering period will continue for a period of twelve months, subject to the reset provision.

     The Company utilized the Black-Scholes option valuation model in connection with determining the fair value of each option element of the Company’s Employee Stock Purchase Plan during the three and nine month periods ended September 30, 2006 and 2005. The Black-Scholes option valuation assumptions noted in the following table are the weighted average assumptions for the three and nine month periods ended September 30, 2006 and 2005. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	84%	63%	88%	63%
Expected term (in years)	0.36	0.25	0.32	0.25
Risk-free interest rate	5.1%	4.0%	5.0%	3.8%
Expected dividends	—	—	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $0.42 and $0.25 for the three month periods ended September 30, 2006 and 2005, respectively, and $0.30 and $0.22 for the nine month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, $0.2 million of total unrecognized compensation cost related to the Company’s Employee Stock Purchase Plan is expected to be recognized over the remaining length of the current offering period.
     Cash received from employee contributions to the Employee Stock Purchase Plan were $101,000 and $52,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $260,000 and $116,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Shares issued through the Employee Stock Purchase Plan totaled 150,892 and 78,526 during the three month periods ended September 30, 2006 and 2005, respectively, and 408,373 and 242,710 during the nine month periods ended September 30, 2006 and 2005, respectively. In May 2006, the Company’s shareholders approved an amendment to the 2003 Employee Stock Purchase Plan to increase the total number of shares authorized for issuance from 900,000 shares to 2,400,000 shares. As of September 30, 2006, the Company had 1,369,214 shares reserved for future issuance under the Employee Stock Purchase Plan.
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
     Reserves for government chargebacks, Medicaid rebates, and product returns for credit memoranda related to Acthar and Doral were $3.0 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, the Company is responsible for the financial obligation associated with all Medicaid rebates and government chargebacks on its sales of these products through October 17, 2005. The Company is also responsible for the financial obligation associated with product returns on its sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. The Company had total sales-related reserves related to its financial obligations associated with these products of $169,000 and $478,000 at September 30, 2006 and December 31, 2005, respectively, that are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $9.3 million and $26.6 million at September 30, 2006 and December 31, 2005, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in corporate bonds and commercial paper. The fair value of the funds approximated cost.

5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$2,319	$1,335
Work in process	—	—
Finished goods	686	342
Less allowance for excess and obsolete inventories	(104)	(100)

	$2,901	$1,577

6. PURCHASED TECHNOLOGY AND GOODWILL
     Purchased technology of $2.5 million at September 30, 2006 related to the May 2006 acquisition of the Doral product rights. The Doral purchased technology is being amortized on a straight-line basis over its expected life of 15 years. Accumulated amortization for the Doral purchased technology was $72,000 as of September 30, 2006.
     The Company monitors the carrying value of the goodwill through annual impairment tests or more frequently if indicators of potential impairment exist. As of September 30, 2006 and December 31, 2005, no impairment had been indicated.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment at its 30,000 square foot Hayward, California facility. Due to the termination of the Company’s then existing drug discovery programs, the space and equipment were no longer needed. In May 2001, the sublessee of the Hayward facility subleased and fully occupied the entire 30,000 square foot facility after the Company relocated to its current facility in Union City, California. The sublease expired in July 2006 and the Company is searching for a new tenant. The Company’s master lease on the Hayward facility expires in November 2012. As of September 30, 2006 the Company is obligated to pay rent on the Hayward facility of $5.3 million and its share of insurance, taxes and common area maintenance through the expiration of its master lease. During the fourth quarter of 2005, the Company recognized a loss of $415,000 on the master lease and a liability of $1.1 million as of December 31, 2005 related to future lease obligations as the Company determined that it may not be able to fully recover its lease cost over the period from January 1, 2006 through the expiration of the master lease. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the nine month period ended September 30, 2006, the Company revised its estimate of the liability and recorded an additional loss of $219,000. During the three and nine month periods ended September 30, 2006, the Company recognized expense of $65,000 and $382,000, respectively, related to the Hayward facility. As of September 30, 2006, the estimated liability related to the Hayward facility totaled $1.6 million and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

8. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
     Basic and diluted net income (loss) per share applicable to common shareholders is based on net income (loss) applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately for the three and nine month periods ended September 30, 2006 as, due to the Company’s net loss position, it is anti-dilutive. If the Company had net income per share applicable to common shareholders of $0.01 or greater for the three month period ended September 30, 2006, then shares used in calculating diluted earnings per share applicable to common shareholders would have included, if dilutive, the effect of outstanding options to purchase 7,342,945 common shares, nonvested restricted stock awards of 127,811 common shares, an estimated 26,000 common shares to be issued under the Employee Stock Purchase Plan in the current purchase period, 2,155,715 convertible preferred shares, placement agent unit options for 127,676 common shares and warrants to purchase 613,938 common shares.
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
11. RELATED PARTY TRANSACTIONS
     In December 2001, the Company entered into a promotion agreement with VSL Pharmaceuticals Inc., and its successor, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau Pharmaceuticals”), a private company owned in part by the major shareholders of Sigma-Tau Finanziaria SpA (“Sigma-Tau”). The promotion agreement expired in January 2005, in accordance with its terms. Under these agreements, the Company agreed to purchase VSL#3 from Sigma-Tau Pharmaceuticals at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product directly to customers at its cost and expense, subject to certain expense reimbursements. The Company recorded a cost reimbursement of $44,000 in the nine month period ended September 30, 2005, which reduced selling, general and administrative expense. During the nine month period ended September 30, 2005, the Company paid $203,000 to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees relating to activity under the promotion agreement prior to its expiration. There was no VSL#3 revenue for the three month periods ended September 30, 2006 and 2005.
12. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($000’s)		($000’s)
Net income (loss)	$(1,521)	$(54)	$(6,773)	$278
Change in unrealized gains on available-for-sale securities	7	—	6	—

Comprehensive income (loss)	$(1,514)	$(54)	$(6,767)	$278

13. ACQUISITION OF DORAL
     In May 2006, the Company purchased the rights in the United States to Doral (quazepam) from MedPointe Healthcare Inc (“MedPointe”) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. The Company made a $2.5 million cash payment on the transaction closing date and will make a second cash payment of $1.5 million within forty-five days of the Company’s receipt of written notification from the U.S. Food and Drug Administration (“FDA”) of the FDA’s approval for an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, the Company received all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. on net sales of Doral. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The Company is promoting Doral to neurologists with its existing sales organization and commenced shipments in late May 2006. The purchase price, including acquisition costs, allocated to the Doral product rights was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights. MedPointe’s sales of Doral, before product returns, rebates and chargebacks, for the year ended December 31, 2005 totaled $1.1 million.
14. RECENTLY ISSUED ACCOUNTING STANDARDS
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.
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
Overview
     We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). During the three month period ended September 30, 2006, we owned two commercial CNS products, H.P. Acthar Gel (“Acthar”), and Doral. We acquired the rights to Doral (quazepam) in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders.
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
     In connection with our strategy to focus our efforts on promoting Acthar and building a CNS product portfolio, in October 2005 we sold our non-core pharmaceutical product lines Nascobal, Ethamolin and Glofil-125 to QOL Medical LLC resulting in net proceeds of $24.8 million and a pre-tax gain of $9.6 million. In January 2005, our agreement to promote and sell VSL#3 expired in accordance with its terms. Our results of operations and cash flows for the three and nine month periods ended September 30, 2005 include the net product sales and direct operating costs and expenses of the divested product lines and VSL#3. Because the divested product lines were part of a larger cash-flow generating group and did not represent a separate operation, the divested product lines were not reported as discontinued operations. In addition, as previously mentioned above, in May 2006 we completed the acquisition of Doral from MedPointe Healthcare Inc (“MedPointe”). As consideration for the rights to Doral in the United States, we paid MedPointe $2.5 million in cash upon the closing of the transaction and will make a future cash payment of $1.5 million after the approval of an alternative source to manufacture and supply the active ingredient for Doral.
     Expenses we incur for medical and regulatory affairs activities, our preliminary evaluation of certain development opportunities, and our filing of our supplemental new drug application for Acthar for the treatment of infantile spasms are classified as Research and Development expenses in the accompanying Consolidated Statements of Operations. In August 2006, the supplemental new drug application was accepted for review by the FDA. We expect the FDA to take action on the supplemental new drug application in the second quarter of 2007. We expect our research and development spending to increase in the future as we implement our CNS strategy.

     We have incurred an accumulated deficit of $85.9 million at September 30, 2006. At September 30, 2006, we had $9.3 million in cash, cash equivalents and short-term investments. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products, future credit memoranda to be issued under our credit memoranda return policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products and the establishment of strategic alliances and collaborative arrangements.
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
     We establish a reserve for the sales value of expired product expected to be returned with a corresponding reduction in gross product sales. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product, we primarily analyze historical returns. We also consider sales patterns, current inventory on hand at wholesalers and the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source and our internal estimates. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate.
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
     Total sales-related reserves related to Acthar and Doral were $3.0 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, we are responsible for the financial obligation associated with all Medicaid rebates and government chargebacks on our sales of these products through October 17, 2005. We are responsible for the financial obligation associated with product returns on our sales of these products through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. We had total sales-related reserves related to the financial obligations associated with these products of $169,000 and $478,000 as of September 30, 2006 and December 31, 2005, respectively that are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
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
Intangible Assets
     As of September 30, 2006, our intangible assets related to Doral purchased technology and goodwill generated from a 1999 merger with RiboGene, Inc. The determination of the expected useful lives of purchased technology and whether or not our intangible assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including the intangible assets. If the fair value is greater than the carrying amount, then no impairment is indicated. As of September 30, 2006, no impairment had been indicated.
Share-Based Compensation Expense
     As described in detail in Note 2, Share-Based Compensation, of the accompanying Notes to Consolidated Financial Statements, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected life of stock options granted for the three and nine month periods ended September 30, 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.
     As a result of adopting SFAS No. 123(R) using the modified prospective method, our net loss applicable to common shareholders for the three and nine month periods ended September 30, 2006 includes $371,000 and $720,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. As of September 30, 2006, $2.0 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.9 years. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method had been applied. Our results for the three and nine month periods ended September 30, 2005 have not been restated.
Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005:
Total Net Product Sales

	Three Months Ended
	September 30,			%
	2006	2005	Increase	Change
		(in $000’s)
Net product sales	$4,045	$3,558	$487	14%
     Total net product sales for the three month period ended September 30, 2006 increased $487,000, or 14%, from the three month period ended September 30, 2005. Total net product sales for the three month period ended September 30, 2005 included $1.6 million in net product sales of Nascobal, Ethamolin and Glofil-125. We sold our non-core product lines Nascobal, Ethamolin and Glofil-125 in October 2005. Neurology net product sales for the three month period ended September 30, 2006, which consisted of Acthar and Doral net product sales, increased $2.1 million, or 107%, as compared to neurology net product sales in the same period of 2005, which were comprised of Acthar net product sales only. The increase in neurology net product sales was due primarily to a 94% increase in Acthar net product sales as compared to the three month period ended September 30, 2005. The increase in Acthar net product sales was due primarily to higher unit sales and an approximate 8% increase in the average Acthar selling price as compared to the same period in 2005. The increase in unit sales contributed approximately 85% of the increase in Acthar gross product sales and the increase in the average selling price contributed approximately 15% of the increase in Acthar gross product sales in the three month period ended September 30, 2006 as compared to the same period in 2005. Net product sales of Doral of $256,000 also contributed to the increase in neurology net product sales in the three month period ended September 30, 2006.
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
Cost of Product Sales

	Three Months Ended
	September	30,		%
	2006	2005	Increase	Change
		(in $000’s)
Cost of product sales	$945	$522	$423	81%
     Cost of product sales for the three month period ended September 30, 2006 increased $423,000, or 81%, to $945,000 from $522,000 for the three month period ended September 30, 2005. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and write-offs of excess or obsolete inventory. The increase was due primarily to an increase of $473,000 in material and other direct costs for Acthar and an increase of $123,000 in stability testing in the three month period ended September 30, 2006 as compared to the same period in 2005. The increase in material and other direct costs was due primarily to higher Acthar unit sales and an increase in the per unit material cost of Acthar. The increase in stability testing was due to an increase in the number of stability tests on samples of manufactured Acthar batches in the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005. The increase in cost of product sales was partially offset by $223,000 of material, shipping and other costs incurred during the three month period ended September 30, 2005 related to our non-core product lines which we sold in October 2005. Cost of product sales as a percentage of total net product sales was 23.4% for the three month period ended September

30, 2006, as compared to 14.7% for the three month period ended September 30, 2005. The increase in cost of product sales as a percentage of total net product sales in the three month period ended September 30, 2006 as compared to the same period in 2005 was due primarily to increased Acthar stability testing and distribution expense as a percentage of total net product sales in the three month period ended September 30, 2006.
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
Selling, General and Administrative

	Three Months Ended
	September 30,			%
	2006	2005	Increase	Change
		(in $000’s)
Selling, general and administrative expense	$4,171	$2,298	$1,873	82%
     Selling, general and administrative expenses for the three month period ended September 30, 2006 increased $1.9 million from the three month period ended September 30, 2005. The increase was due primarily to the expansion of our sales organization, increased promotion of Acthar and Doral, and our adoption of SFAS No. 123(R). During the fourth quarter of 2005 and the first quarter of 2006, we expanded our sales organization from 15 to 40 field-based sales representatives and sales management. In addition, as described further in Note 13 of the accompanying Notes to Consolidated Financial Statements and in Liquidity and Capital Resources below, in May 2006 we purchased the rights in the United States to Doral. Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. In July 2006 we began promoting Doral to our targeted physicians. As a result, our selling and marketing expenses increased substantially in the three month period ended September 30, 2006 as compared to the same period in 2005. Sales and marketing headcount-related costs, excluding share-based compensation, increased by approximately $890,000 and marketing and promotional expenses increased by approximately $300,000 in the three month period ended September 30, 2006 as compared to the same period in 2005. In September and October 2006 we added four additional sales representatives to our sales organization.
     As described further in Note 2, Share-Based Compensation, of the accompanying Notes to Consolidated Financial Statements and above in Critical Accounting Policies, effective January 1, 2006, we adopted SFAS No. 123(R). We incurred a non-cash charge of $371,000 for the three month period ended September 30, 2006 resulting from the adoption of SFAS No. 123(R) of which $348,000 was included in selling, general and administrative expenses.
Research and Development

	Three Months Ended
	September 30,			%
	2006	2005	Increase	Change
		(in $000’s)
Research and development	$544	$536	$8	2%
     Research and development expenses for the three month period ended September 30, 2006 were $544,000, which approximated research and development expenses for the three month period ended September 30, 2005. The costs included in research and development relate primarily to our medical and regulatory affairs compliance activities and our preliminary evaluation of certain development opportunities. An increase in fees for outside services of approximately $270,000 in the three month period ended September 30, 2006 as compared to the same period in 2005 was partially offset by decreases in regulatory fees resulting from the sale of our non-core product lines in the fourth quarter of 2005 and patent-related legal fees.
Depreciation and Amortization

	Three Months Ended
	September 30,			%
	2006	2005	(Decrease)	Change
		(in $000’s)
Depreciation and amortization	$94	$319	$(225)	(71)%

     Depreciation and amortization expense for the three month period ended September 30, 2006 decreased to $94,000 from $319,000 for the three month period ended September 30, 2005. The decrease was due primarily to the inclusion in the three month period ended September 30, 2005 of amortization expense related to Nascobal purchased technology, partially offset by amortization expense related to Doral purchased technology. In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines.
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
Other Income and Expense Items

	Three Months Ended
	September 30,		Increase/
	2006	2005	(Decrease)
		(in $000’s)
Interest income	$137	$29	$108
Interest expense	—	(38)	(38)
Other income, net	51	5	46
Rental income, net	—	67	(67)
     Interest income for the three month period ended September 30, 2006 increased by $108,000 from the three month period ended September 30, 2005 due to higher cash balances. Interest expense for the three month period ended September 30, 2006 decreased by $38,000 from the three month period ended September 30, 2005. The decrease was due primarily to the pay off during 2005 of the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda (“Defiante”) in July 2004. Other income, net for the three month period ended September 30, 2006 increased by $46,000 from the three month period ended September 30, 2005 and was comprised of changes to sales-related reserves associated with our divested product lines.
     For the three month period ended September 30, 2006 we did not record net rental income as compared to $67,000 of net rental income recognized for the three month period ended September 30, 2005. Net rental income for the three month period ended September 30, 2005 arose primarily from the excess of income generated from the sublease of our former headquarters facility in Hayward, California over the rent expense we incur on the Hayward facility. Our tenant vacated the Hayward facility on July 31, 2006 and we are in the process of searching for a new tenant. As of September 30, 2006 we are obligated to pay rent on this facility of $5.3 million and our share of insurance, taxes and common area maintenance through the expiration of our master lease in 2012. During the fourth quarter of 2005 we determined that we may not be able to fully recover our costs related to the Hayward facility over the period from January 1, 2006 through the expiration of our master lease. We incurred $65,000 of expense associated with the Hayward facility for the three month period ended September 30, 2006 that is included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
Series B Preferred Stock Dividends
     On January 3, 2006 we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million, and accordingly did not incur any dividends on our Series B Preferred Stock in the three month period ended September 30, 2006. Dividends on Series B Preferred Stock of $168,000 for the three month period ended September 30, 2005 represented the 8% dividend that was paid quarterly to our Series B preferred stockholders. The dividend for the three month period ended September 30, 2005 was paid in common stock. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of 1,344,000 shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:
Total Net Product Sales

	Nine Months Ended
	September 30,			%
	2006	2005	(Decrease)	Change
		(in $000’s)
Net product sales	$9,384	$12,346	$(2,962)	(24)%
     Total net product sales for the nine month period ended September 30, 2006 decreased $3.0 million, or 24%, from the nine month period ended September 30, 2005. Total net product sales for the nine month period ended September 30, 2005 included the net product sales of Acthar, Nascobal, Ethamolin, Glofil-125 and VSL#3. We sold our non-core product lines Nascobal, Ethamolin and Glofil-125 in October 2005 and in January 2005 our agreement to promote VSL#3 terminated. Net product sales in the nine month period ended September 30, 2005 included $5.4 million in net product sales of the divested products and VSL#3. Neurology net product sales, which were comprised of Acthar and Doral net product sales in the nine month period ended September 30, 2006, increased 35% to $9.4 million as compared to neurology net product sales of $7.0 million in the same period in 2005, which consisted of Acthar net product sales only. The increase in neurology net product sales was due primarily to an increase in unit sales of Acthar and an approximate 11% increase in the average selling price of Acthar as compared to the same period in 2005. The increase in unit sales contributed approximately 57% of the increase in Acthar gross product sales and the increase in the average selling price of Acthar contributed approximately 43% of the increase in Acthar gross product sales in the nine months ended September 30, 2006 as compared to the same period in 2005. Net product sales of Doral of $372,000 also contributed to the increase in neurology net product sales in the nine month period ended September 30, 2006 as compared to the same period in 2005.
Cost of Product Sales

	Nine Months Ended
	September 30,			%
	2006	2005	(Decrease)	Change
		(in $000’s)
Cost of product sales	$2,223	$2,297	$(74)	(3)%
     Cost of product sales for the nine month period ended September 30, 2006 decreased $74,000, or 3%, to $2.2 million from $2.3 million for the nine month period ended September 30, 2005. The decrease in cost of product sales is due primarily to the inclusion in the nine month period ended September 30, 2005 of material, shipping and other costs of $785,000 related to our non-core product lines which we sold in October 2005 and $49,000 related to VSL#3. The VSL#3 promotion agreement with Sigma-Tau Pharmaceuticals, Inc. terminated in January 2005. The decrease in material and other costs was partially offset by a $686,000 increase in material and other costs for Acthar in the nine month period ended September 30, 2006 as compared to the same period in 2005. The increase was due primarily to higher Acthar unit sales and to an increase in the per unit material cost of Acthar in the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005. Cost of product sales as a percentage of total net product sales was 23.7% for the nine month period ended September 30, 2006, as compared to 18.6% for the nine month period ended September 30, 2005. The increase in cost of product sales as a percentage of total net product sales in the nine month period ended September 30, 2006 as compared to the same period in 2005 was due primarily to increases in Acthar stability testing costs and distribution expense as a percentage of total net product sales during the nine month period ended September 30, 2006.

Selling, General and Administrative

	Nine Months Ended
	September 30,			%
	2006	2005	Increase	Change
		(in $000’s)
Selling, general and administrative expense	$12,582	$7,140	$5,442	76%
     Selling, general and administrative expenses for the nine month period ended September 30, 2006 increased $5.4 million from the nine month period ended September 30, 2005, due primarily to the expansion of our sales organization from 15 to 40 field-based sales representatives and sales management during the fourth quarter of 2005 and the first quarter of 2006, increased promotion of Acthar and Doral, the adoption of SFAS No.123(R) and expense associated with our Hayward facility. Sales and marketing costs, excluding share-based compensation, increased by approximately $4.3 million in the nine month period ended September 30, 2006 as compared to the same period in 2005. We incurred a non-cash charge of $720,000 for the nine month period ended September 30, 2006 resulting from the adoption of SFAS No. 123(R) of which $676,000 was included in selling, general and administrative expenses. In addition, we incurred expense of $382,000 for the nine month period ended September 30, 2006 related to our former headquarters facility in Hayward, California.
Research and Development

	Nine Months Ended
	September 30,			%
	2006	2005	Increase	Change
		(in $000’s)
Research and development	$1,632	$1,597	$35	2%
     Research and development expenses of $1.6 million for the nine month period ended September 30, 2006, were comparable to research and development expenses in the same period of 2005. The costs included in research and development relate primarily to our medical and regulatory affairs compliance activities, our preliminary evaluation of certain development opportunities, and expenses associated with our filing of our supplemental new drug application for Acthar for the treatment of infantile spasms. In August 2006, the supplemental new drug application was accepted for review by the FDA. We expect the FDA to take action on the supplemental new drug application in the second quarter of 2007. In the nine month period ended September 30, 2006, an increase in fees for outside services of approximately $750,000 was partially offset by a decrease in regulatory fees of approximately $430,000 resulting from the sale of our non-core product lines in the fourth quarter of 2005 and a decrease in patent-related legal fees of approximately $150,000.
Depreciation and Amortization

	Nine Months Ended
	September 30,			%
	2006	2005	(Decrease)	Change
		(in $000’s)
Depreciation and amortization	$218	$953	$(735)	(77)%
     Depreciation and amortization expense for the nine month period ended September 30, 2006 decreased to $218,000 from $953,000 for the nine month period ended September 30, 2005. The decrease was due primarily to the inclusion in the first nine months of 2005 of amortization expense related to Nascobal purchased technology. In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines. The decrease was partially offset by amortization expense related to Doral purchased technology, the rights to which we acquired in May 2006.

Other Income and Expense Items

	Nine Months Ended
	September 30,		Increase/
	2006	2005	(Decrease)
		(in $000’s)
Non-cash amortization of deemed discount on convertible debentures	$—	$(108)	$(108)
Interest income	469	87	382
Interest expense	—	(247)	(247)
Other income, net	51	6	45
Rental income (expense), net	(22)	181	(203)
     We did not record any non-cash amortization of deemed discount on convertible debentures for the nine month period ended September 30, 2006 as compared to $108,000 for the nine month period ended September 30, 2005. The deemed discount was fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.
     Interest income for the nine month period ended September 30, 2006 increased by $382,000 from the nine month period ended September 30, 2005. The increase was due to higher cash balances resulting from the sale of our non-core product lines in October 2005. Interest expense for the nine month period ended September 30, 2006 decreased by $247,000 from the nine month period ended September 30, 2005. The decrease was due to the pay off during 2005 of the $2.2 million promissory note we issued to Defiante in July 2004, and the redemption of our convertible debentures in April 2005. Other income, net for the nine month period ended September 30, 2006 increased by $45,000 from the nine month period ended September 30, 2005 and was comprised of changes to sales-related reserves associated with our divested product lines.
     For the nine month period ended September 30, 2006 we recorded $22,000 of rental expense as compared to $181,000 of net rental income for the nine month period ended September 30, 2005. Net rental income for the nine month period ended September 30, 2005 arose primarily from the excess of income generated from the sublease of our former headquarters facility in Hayward, California over the rent expense we incur on the Hayward facility. During the fourth quarter of 2005 we determined that we may not be able to fully recover our costs related to the Hayward facility over the period from January 1, 2006 through the expiration of our master lease in 2012. We incurred $382,000 in expense associated with the Hayward facility for the nine month period ended September 30, 2006 that is included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
Series B Preferred Stock Dividends
     On January 3, 2006 we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million, and accordingly did not incur any dividends on our Series B Preferred Stock in the nine month period ended September 30, 2006. Dividends on Series B Preferred Stock of $504,000 for the nine month period ended September 30, 2005 represented the 8% dividend that was paid quarterly to our Series B preferred stockholders. The dividends for the nine month period ended September 30, 2005 were paid in common stock.
     The non-cash deemed dividend of $84,000 for the nine month period ended September 30, 2005 is related to the revaluation of the warrants issued to the holders of our Series B Preferred Stock, which resulted in an incremental value of $84,000 that decreased the carrying value of the preferred stock. In connection with the revaluation, we recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the nine month period ended September 30, 2005, the deemed dividend increased the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share.
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

     At September 30, 2006, we had cash, cash equivalents and short-term investments of $9.3 million compared to $26.6 million at December 31, 2005. The decrease in our cash balance is due primarily to the redemption of our Series B Preferred Stock in cash totaling $7.8 million in January 2006, the up-front payment related to our acquisition of the Doral product rights totaling $2.5 million in May 2006 and cash used to fund operations. At September 30, 2006, our working capital was $9.0 million compared to $16.1 million at December 31, 2005. The decrease in our working capital was principally due to cash used to fund operations.
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
     The redemption of the Series B Preferred Stock in January 2006 and the retirement of our outstanding debt and debentures during 2005 improved our capital structure and eliminated dividends on the Series B Preferred Stock and interest and amortization on the retired debt and debentures. Dividends related to the Series B Preferred Stock, interest on the retired debt and debentures, and amortization of deemed discount on the debentures totaled $933,000 for the nine month period ended September 30, 2005.
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
     On June 9, 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the SEC on October 5, 2006. The shelf registration statement will enable us to offer and sell up to $25 million of common shares or debt securities from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.
     Based on our internal forecasts and projections, we believe that our cash resources at September 30, 2006 will be sufficient to fund our operations through at least September 30, 2007, unless a substantial portion of our existing cash is used to acquire, license, develop, and co-promote products for CNS disorders or our revenues are significantly less than we expect. Our future funding requirements will depend on many factors, including: the implementation of our business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors. If our cash resources and our revenues are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
Recently Issued Accounting Standards
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at September 30, 2006 has not changed materially from December 31, 2005, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     Our exposure to the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the section entitled “Risk Factors,” has not changed materially at September 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit No	Description

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: November 14, 2006	By:	/s/ James L. Fares
James L. Fares
President and Chief Executive Officer

By:	/s/ George Stuart
George Stuart
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.