Form 10-K
period 2006-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2007-03-29
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
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
None
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

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $65,394,204 as of June 30, 2006, based upon the last sales price of the Registrant’s Common Stock reported on the American Stock Exchange. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 18,362,795 shares held by directors, officers and shareholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2006. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of March 23, 2007 the Registrant had 69,040,282 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

This Annual Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in any documents incorporated by reference herein or therein. When used in this Annual Report, the terms “Questcor,” “Company,” “we,” “our,” “ours” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.

Overview

We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). We currently own and market two commercial CNS products, H.P. Acthar® Gel (“Acthar”) and Doral®. We acquired the rights to Doral (quazepam) in the United States in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of a wide range of conditions with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders.

We announced our CNS strategy in April 2005. As part of this strategy, we are pursuing the development of new products that have the potential to address unmet medical needs in the CNS field as well as the licensing and acquisition of additional CNS commercial products and product candidates.

We have achieved the following objectives since we initiated our CNS strategy:

•	divested our non-CNS product lines to provide capital to expand our business and improve our capital structure,

•	improved our capital structure by eliminating our outstanding debt and Series B Convertible Preferred Stock,

•	expanded our sales organization to effectively cover the nationwide audience of physicians who are current and potential high prescribers of products that treat CNS disorders,

•	acquired Doral, a commercial product indicated for the treatment of insomnia,

•	filed a supplemental new drug application with the FDA seeking approval for Acthar for the treatment of infantile spasms,

•	announced a new clinical development program, QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain, and

•	achieved an increase of over 40% in net sales of our lead product Acthar in 2006 as compared to 2005.

A significant step in our CNS-focused strategy was the sale of our non-CNS pharmaceutical product lines Nascobal®, Ethamolin® and Glofil®-125 in October 2005 which resulted in net proceeds of $24.8 million. This transaction provided us with capital to help us improve our capital structure, expand our national sales organization, expand our CNS product portfolio, and fund our on-going operations.

Using proceeds from the sale of our non-CNS product lines, during 2005, we retired $2.1 million in debt and, in January 2006, we redeemed all of our outstanding Series B Convertible Preferred Stock for $7.8 million. As a result of these transactions we no longer have any financial instruments that require interest or dividend payments or contain restrictive operating covenants. Our interest and dividends under these arrangements totaled $936,000 and $1.1 million during the years ended December 31, 2005 and 2004, respectively.

We have also expanded our sales organization from 15 field-based sales representatives and sales management personnel when we announced our CNS strategy in April 2005 to our current 45-position field-based sales organization. Our field-based sales organization extends throughout the U.S. to effectively cover the nationwide audience of physicians who are current and potential high prescribers of Acthar, Doral and other products that treat CNS disorders. The expansion of our sales organization allows us to concentrate more resources on our promotion of Acthar and Doral and provides the initial sales infrastructure to promote CNS products we may acquire, develop, or co-promote in the future.

In May 2006, we completed the acquisition of Doral from MedPointe Healthcare Inc (“MedPointe”). As consideration for the rights to Doral in the United States, we paid MedPointe $2.5 million in cash upon the closing of the transaction and $1.5 million in December 2006, after the approval of an alternative source to manufacture and supply the active ingredient for Doral. We believe that Doral has a number of unique properties that make it an attractive option for the many neurology patients who suffer from sleep disturbance. Doral had never been promoted directly to neurologists prior to our acquisition of the product and our national sales force has begun to capitalize on its attractive therapeutic profile.

In August 2006, the FDA accepted for review our supplemental new drug application seeking approval for Acthar for the treatment of infantile spasms. Although our FDA-approved package labeling for Acthar does not mention infantile spasm, Acthar has been used to treat this condition. We anticipate that the FDA will take action on the sNDA during the second quarter of 2007. No drug is currently approved in the United States for the treatment of infantile spasms.

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain. The initiation of this development program represents an important milestone in our evolution into a leading CNS-focused specialty pharmaceutical company. We believe that QSC-001 could fill a critical gap in the treatment of pain. Neurologists prescribe pain medication for a large number of their patients, particularly those with MS, headache, chronic pain, and spinal lesions. For the subset of individuals who experience significant difficulty swallowing pills, we believe QSC-001 could represent a valuable option for the treatment of their pain.

Net sales of Acthar were $12.1 million for the year ended December 31, 2006, an increase of 43% over net sales of $8.4 million for the year ended December 31, 2005. We believe that our focused sales and marketing efforts were the key factor contributing to this increase.

In December 2006, we sold 10,510,000 shares of our common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of our common stock to certain insiders at a purchase price of $1.45 per share. The net offering proceeds were approximately $12.7 million after deducting placement agency fees and offering expenses. As of December 31, 2006, we had cash, cash equivalents, and short-term investments of $18.4 million.

We believe we are well positioned to increase demand for Acthar and Doral, invest in additional currently marketed products, and add new development programs as we further our goal of building a leading CNS-focused specialty pharmaceutical company.

We have registered trademarks on H.P. Acthar® Gel and Doral®. We also have an unregistered trademark on Emitasoltm, an intranasal form of metoclopromide, which is an antiemetic. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe our trademarks, trade names and service marks have value and play an important role in our marketing efforts.

Our corporate office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate internet address is www.questcor.com. We do not intend for the information contained on our website to be part of this Annual Report.

Strategy

We believe that our ability to focus our promotional, product acquisition and product development efforts exclusively on the development and commercialization of products that treat CNS diseases and disorders positions us for growth.

The key elements of our strategy include:

•	Increase sales of Acthar and Doral through targeted promotion. We seek to increase sales of Acthar and Doral by promoting to the nationwide audience of physicians who are current and potential high prescribers of Acthar and Doral through our expanded sales organization.

•	License, acquire, or co-promote additional commercial products. We seek to license, acquire, or co-promote additional commercial products that will (i) benefit from increased marketing efforts directed at neurologists and other related healthcare providers, (ii) leverage our existing sales infrastructure, (iii) complement our therapeutic focus on neurology, and (iv) ultimately improve our operating results.

•	Develop, acquire, or license new or improved formulations of prescription products. We seek to develop, acquire or license new or improved formulations of prescription products that will (i) complement our target therapeutic area and sales strategy and (ii) require lower capital investment when compared to traditional pre-clinical development programs.

We intend to fund our strategic activities with cash generated from operations, capital raised through the sale of equity on terms acceptable to us, corporate collaborations, or debt financings.

H.P. Acthar Gel

H.P. Acthar Gel is a natural source, highly purified preparation of the adrenal corticotropin hormone (“ACTH”), which we acquired in July 2001. Unlike synthetic ACTH, Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. It works by stimulating the adrenal cortex to secrete the natural endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances. Acthar is used in a wide variety of conditions, including the treatment of periodic flares associated with MS, infantile spasm (“IS”), and various forms of arthritis (collectively called joint pain).

Acthar is indicated for use in acute exacerbations of MS and is prescribed currently for patients that have MS and experience painful, episodic flares. We promote Acthar as an alternative to intravenous methylprednisolone, a corticosteroid, for the treatment of exacerbations of MS. Intravenous methylprednisolone is the most common treatment of choice for this indication. The primary advantage of Acthar in this setting is that it provides the patient with the freedom and convenience of intramuscular or subcutaneous administration at home, rather than the intravenous administration of methylprednisolone in an infusion clinic setting, without sacrificing efficacy or tolerability. Acthar has over fifty other labeled indications and uses in certain endocrine disorders, rheumatic disorders, collagen diseases, allergic states, ophthalmic diseases, respiratory diseases, hematologic disorders, neoplastic diseases, edematous states, and gastrointestinal diseases.

Although the FDA-approved package labeling does not mention IS, Acthar has historically been used to treat this condition. A symposium on IS, sponsored by the Child Neurology Society, discussed the fact that there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of IS. The proceedings of that symposium have been made available to all pediatric neurologists as a continuing medical education monograph. In August 2006, the FDA accepted for review our supplemental new drug application seeking approval for Acthar for the treatment of infantile spasms. We anticipate that the FDA will take action on the sNDA during the second quarter of 2007. No drug is currently approved in the U.S. for the treatment of infantile spasms. IS is an epileptic syndrome characterized by the triad of infantile spasm (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

The market for IS therapies has not changed much over the last several years. Acthar remains the treatment of choice; however, Acthar’s availability in the several years before our acquisition of the drug from Aventis Pharmaceuticals, Inc. (“Aventis,” now ZLB Behring) was very restricted. As such, many physicians used synthetic steroids and unapproved products. Acthar may be challenged by newer agents, such as synthetic corticosteroids, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of infantile spasm) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Solu-Medrol is the primary competitive product to Acthar for the treatment of MS flares.

For the years ended December 31, 2006, 2005 and 2004, net product sales of Acthar were $12.1 million, $8.4 million and $8.2 million, respectively.

Doral

In May 2006, we purchased the rights in the United States to Doral from MedPointe pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. Sleep disturbance and insomnia is a very common side effect of many neurological diseases and disorders such as MS, Epilepsy, Parkinson’s disease, and Alzheimer’s disease and is a critical concern of our targeted physicians. We believe that Doral complements our efforts to expand the prescribing of Acthar and allows us to significantly leverage our national neurology sales organization. The overall U.S. market for sleep medicines has seen significant growth over the past several years and is estimated to have generated over $3 billion in prescription drug sales in 2005. The prescribing by our target physicians was estimated at over $100 million in 2005 which was an increase of nearly 30% from 2004. We believe that Doral has a number of unique properties that make it an attractive option for the many neurology patients who suffer from sleep disturbance. Doral had never been promoted directly to neurologists prior to our acquisition of the product and our national sales force has begun to capitalize on its attractive therapeutic profile. Doral is the second branded prescription product to be marketed by our national sales organization and further validates our strategy to focus on becoming a leading CNS-focused specialty pharmaceutical company.

We made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million related to the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, we acquired all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. (“IVAX”) on net sales of Doral. In January 2007, we made a cash payment of $300,000 to IVAX to eliminate the royalty obligation. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. We entered into a separate supply agreement with MedPointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. We accounted for the Doral product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. We attributed $4.1 million, which included acquisition costs of $129,000, to purchased technology and $42,000 to inventory. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights. We commenced shipments in late May 2006 and re-launched Doral in the third quarter of 2006. Net product sales of Doral were $714,000 for the period May 2006 through December 2006.

Product Development

Our strategy focuses on the acquisition, development, and co-promotion of products that treat CNS disorders. We intend to develop new or improved formulations of prescription products that complement our target therapeutic area of neurology and that may provide more convenient dosing, improved compliance, more consistent blood levels, and easier administration. We expect our development programs will involve development collaborators and will require lower capital investment when compared to traditional pre-clinical development programs.

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen (“HB/APAP”) for the treatment of moderate to moderately severe pain. QSC-001 is being formulated by Eurand and would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. HB/APAP, in its variety of strengths, is one of the most frequently prescribed products in the U.S. with over 100 million prescriptions written in 2005 according to a third party provider of prescription data. HB/APAP is one of the five most frequently prescribed products by neurologists, who accounted for over one million prescriptions in 2005. There are currently no ODT formulations of HB/APAP available in the United States.

The successful initiation of this clinical development program represents an important milestone in our evolution into a leading CNS-focused specialty pharmaceutical company. We believe that QSC-001 could fill a critical gap in the treatment of pain. Neurologists prescribe pain medication for a large number of their patients, particularly those with MS, headache, chronic pain, and spinal lesions. For the many individuals who experience significant difficulty swallowing pills, we believe QSC-001 represents a valuable option for the treatment of their pain. Eurand would receive milestone payments upon the achievement of certain development milestones.

AdvaTabtm can be combined with Eurand’s Microcaps® taste-masking technology to provide an ODT with a pleasant taste. In addition, AdvaTabtm tablets dissolve rapidly in the mouth within 15 to 30 seconds, and the smooth mixture of carrier excipients and taste-masked drug granules is suitable for delivering high drug doses. Modified-release drug granules can also be incorporated into the AdvaTabtm dosage form to provide a fast-dissolve tablet with sustained-release properties. AdvaTabtm tablets can be packaged in either bottles or blisters. Eurand is a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. Since 2001, Eurand has had four products approved by the FDA, three resulting from co-development partnerships. Eurand has a pipeline of products in development both for its co-development partners and its proprietary portfolio. Eurand’s technology platforms include: bioavailability enhancement of poorly soluble drugs, customized release, taste masking/fast-dissolving formulations, and drug conjugation. Eurand is an established business with manufacturing and research facilities in the U.S., Italy and France.

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

Our research and development expense totaled $3.0 million, $2.2 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Manufacturing

Our products are manufactured for us by approved contract manufacturers.

In 2003, we transferred the Acthar final fill and packaging process from Aventis to our contract manufacturer, Chesapeake Biological Laboratories, Inc. (“CBL”), and produced our first lot of Acthar finished vials. This transfer was approved by the FDA in January 2004. Our agreement with CBL extends through 2010. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process from Aventis to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. The Acthar API manufacturing site transfer was approved by the FDA in June 2005. We have signed an agreement with BioVectra, which terminates on December 31, 2007 and includes two one-year extension options.

While we have received approval for the Acthar finished vials and API transfers to new contract manufacturers, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar has a shelf life of 18 months from the date of manufacture.

We have selected a contract laboratory to perform two bioassays associated with the release of API and finished vials. These bioassays have been successfully transferred from Aventis (now ZLB Behring) to the contract laboratory, and were approved by the FDA in June 2005. We experienced delays and cost overruns in the transfer and validation of a third assay, potency. ZLB Behring initially agreed to perform any potency assays we required through 2006. In February 2006, we extended our agreement with ZLB Behring through 2011 and terminated the potency assay transfer project. The transfer of manufacturing of Acthar from Aventis to our new contract manufacturers is resulting in higher unit costs than the fixed-price manufacturing agreement with Aventis.

We entered into a separate supply agreement with MedPointe for Doral with an initial term of three years. Our agreement with MedPointe calls for MedPointe to procure the raw materials and manufacture and package Doral. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. Doral has a shelf life of 60 months from the date of manufacture. The API used in Doral is procured by MedPointe from a third party supplier. A new manufacturer of the API was approved by the FDA in November 2006. Future Doral lots manufactured by MedPointe will be produced using this new source of API.

There can be no assurance that any of our API or finished goods contract manufacturers will continue to meet our requirements for quality, quantity and timeliness. Also, there can be no assurance our contract manufacturers will be able to meet all of the FDA’s current good manufacturing practice (“cGMP”) requirements, nor that lots will not have to be recalled with the attendant financial consequences to us.

Our dependence upon others for the manufacture of API or our finished products, or for the manufacture of products that we may acquire or develop, may adversely affect the future profit margin on the sale of those products and our ability to develop and deliver products on a timely and competitive basis. We do not have substitute suppliers for our products although we strive to plan appropriately and maintain safety stocks of product to cover unforeseen events at manufacturing sites. In the event we are unable to manufacture our products, either directly or indirectly through others or on commercially acceptable terms, if at all, we may not be able to commercialize our products as planned.

Divested Product Lines

In connection with our focused CNS strategy, on October 17, 2005 we sold our non-CNS pharmaceutical product lines Nascobal, Ethamolin and Glofil-125. Nascobal is a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin is an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil-125 is an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. Our net product sales of the divested product lines were $5.7 million and $8.8 million for the years ended December 31, 2005 and 2004, respectively. Effective October 18, 2005, our results of operations and cash flows excluded the net product sales and direct operating costs and expenses of the divested product lines. Because the divested product lines were part of a larger cash-flow generating group and did not represent a separate operation, the divested product lines were not reported as discontinued operations.

Sales and Marketing

Our sales and marketing organization is comprised of 40 field-based sales positions, 5 field-based sales management positions and 6 home office sales and marketing positions to support the commercialization of Acthar and Doral. Our sales and marketing organization has significant experience in the pharmaceutical industry, with much of the organization also having significant experience in neurology. Our promotion and educational efforts are focused on pediatric neurologists and on a subset of high potential neurologists dedicated to the treatment of multiple sclerosis in adults.

We do not have substantial operations outside the U.S. Acthar is approved for sale in the U.S. and we have the U.S. rights to Doral. However, we also have agreements with the following companies to market and distribute Acthar on a named patient basis in certain other countries.

Beacon Pharmaceuticals, Ltd.

We have an agreement with Beacon Pharmaceuticals, Ltd. (“Beacon”) of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom on a named patient basis. Gross sales to Beacon were $174,000, $190,000 and $135,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

IDIS Limited

We have an agreement with IDIS Limited (“IDIS”) of Sirbiton, Surrey, UK for the exclusive distribution of Acthar on a named patient basis. The agreement covers all countries of the world except: the United States; Australia and New Zealand; and the UK, where Acthar is sold through Beacon. Gross sales to IDIS were $202,000, $86,000 and $78,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Competition

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. There are products and treatments on the market that compete with our products. Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, which may prevent us from obtaining this technology on favorable terms, or at all.

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

See Item 1A “Risk Factors: Risks Relating to Our Business — If competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated” for a discussion of additional risks related to competition.

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

In March 2007 we received a drug class action letter from the FDA requesting modifications in the labeling and patient instructions for all drug products that are indicated for the treatment of insomnia, including our product Doral. We are currently evaluating the information requested in the letter and will take actions appropriate to comply with the FDA request.

Drugs in Development

Products in development are subject to extensive regulation by the U.S., principally under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, and if applicable by foreign governmental authorities. In particular, drugs and biological products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us and current or potential development partners will prove to meet all of the applicable standards to receive marketing approval in the U.S. or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect our ability to commercialize our products and our ability to earn sales revenues.

Product Liability Insurance

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims, against which we maintain liability insurance. See Item 1A “Risk Factors: Risks Relating to Our Business — If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products” for a discussion of certain risks related to product liability claims that may be made against us.

Patents and Proprietary Rights

Our success may depend in part upon our ability to maintain confidentiality, operate without infringing upon the proprietary rights of third parties, and obtain patent protection for our products. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We do not have a patent on Acthar or Doral. However, we do have U.S. and foreign patents covering our other technology.

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

See Item 1A “Risk Factors: Risks Relating to Our Business — If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues” for a discussion of additional risks related to intellectual property rights.

Employees

We have 70 full-time employees (as compared to 50 full-time employees at December 31, 2005). Our success will depend in large part on our ability to attract and retain key employees. We have 50 employees engaged directly in the marketing and selling of our products. We believe that our relationship with our employees is good. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

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

Financial Information

Please refer to Item 6, “Selected Consolidated Financial Data,” for a review of our financial results and financial position for the five years ended December 31, 2006, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue and net income (loss) for the three years ended December 31, 2006.

Item 1A.	Risk Factors

Risks Related to our Business

We have a history of operating losses and may never generate sufficient revenue to achieve profitability.

We have a history of recurring operating losses, and our accumulated deficit through December 31, 2006 was $89.3 million. We recognized net income applicable to common shareholders for the year ended December 31, 2005 of $5.1 million, however, this included a one-time gain of $9.6 million on the divestment of our non-core product lines. Our net loss applicable to common shareholders was $10.1 million for the year ended December 31, 2006 and $1.5 million for year ended December 31, 2004. For the three years ended December 31, 2006, our revenues have been generated from sales of Acthar, Doral, Nascobal, Ethamolin, Glofil-125 and VSL#3®. In October 2005, we sold the Nascobal, Ethamolin and Glofil-125 product lines, and accordingly we are no longer selling such products. Our agreement to promote VSL#3 expired in January 2005, and we are no longer selling VSL#3.

Our ability to achieve a consistent, profitable level of operations will be dependent in large part upon our ability to:

•	develop, finance and implement effective promotional strategies for our commercial products,

•	continue to receive finished product and API from our sole-source contract manufacturers on a timely basis and at acceptable costs,

•	ensure customers’ compliance with our sales and product return policies,

•	finance and acquire additional commercial products,

•	finance and develop additional commercial products,

•	continue to control our operating expenses, and

•	finance operations until consistent positive cash flows are achieved.

If we are unable to generate sufficient revenues from sales of our existing commercial products, or if we are unable to contain costs and expenses, we may not achieve profitability and may ultimately be unable to fund our operations.

If our revenues from sales of Acthar decline or fail to grow, we may not have sufficient revenues to fund our operations.

For the year ended December 31, 2006, sales of Acthar represented 94% of our total net sales. We expect to continue to rely on this product for the majority of our product sales for the foreseeable future. Although our goal is to actively promote Acthar, and, as of the date of this report, we have no reason to believe that our promotion of Acthar will not be successful, we cannot predict whether the demand for Acthar will continue in the future or that we will continue to generate significant revenues from sales of Acthar. We may choose, in the future, to reallocate our sales and promotion efforts for Acthar which may result in a decrease in revenues from this product. If the demand for Acthar declines, or if we are forced to reduce the price, or if returns of expired products are higher than anticipated, or if we are forced to re-negotiate contracts or terms, or if our customers do not comply with our existing policies, our revenues from the sale of Acthar would decline. If the cost to produce Acthar increases, and we are unable to raise the price correspondingly, our gross margins on the sale of Acthar would decline. If our revenues from the sale of Acthar decline or fail to grow, our total revenues, gross margins and operating results would be harmed and we may not have sufficient revenues to fund our operations.

We have little or no control over our wholesalers’ buying patterns, which may impact future revenues and returns and may result in excess inventory.

We sell our products primarily through major drug wholesalers located in the United States. Consistent with the pharmaceutical industry, most of our revenues are derived from the three largest drug wholesalers. These wholesalers represented approximately 91% of our gross product sales for the year ended December 31, 2006. While we attempt to estimate inventory levels of our products at the three largest wholesalers using inventory data obtained from them, historical prescription information and historical purchase patterns, this process is inherently imprecise. We rely solely upon the wholesalers to effect the distribution allocation of our products. There can be no assurance that these wholesalers will adequately manage their local and regional inventories to avoid outages or inventory build-ups. On occasion we note that the wholesalers buy quantities of product in excess of the quantities being sold by them, resulting in increasing inventories.

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

We do not control or significantly influence the purchasing patterns of the drug wholesalers who purchase our products. These wholesalers are sophisticated companies that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of the major wholesalers, which, presumably, are based upon their projected demand levels. Purchases by any customer, during any period, may be above or below actual prescription volumes of our products during the same period, resulting in increases or decreases in product inventory existing in the distribution channel.

We provide reserves for potentially excess, dated or otherwise impaired inventory. Reserves for excess finished goods and work-in-process inventories are based on an analysis of our expected future sales to our wholesaler customers that will occur before the inventory on hand expires. Reserves for raw material inventories are based on viability and projected future use. Judgment is required in estimating reserves for excess or impaired inventories. Actual amounts of required reserves could be different from the estimates and such differences are accounted for in the period in which they become known.

If we are unable to contract with third party contract manufacturers, we may be unable to meet the demand for our products and lose potential revenues.

We rely on contract manufacturers to produce our existing products, and will likely do the same for other products that we may develop, commercialize or acquire in the future. Contract manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist.

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

For the year ended December 31, 2006, approximately 91% of our gross product sales were derived from the three largest drug wholesalers. Two of these three wholesalers mandate a distribution fee for handling our products. If other wholesalers institute similar fees, or if such fees increase in magnitude in the future, our costs to distribute our products will increase, and our gross profit margins will decline.

The loss of our key management personnel could have an adverse impact on future operations.

We are highly dependent on the services of Mr. James L. Fares, our President and Chief Executive Officer, as well as other principal members of our management team. We do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Recruiting and retaining management and operational personnel to perform sales and marketing, financial operations, business development, clinical development, regulatory affairs, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

We are subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which may include extensive pre-clinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years, and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

•	stall the marketing, selling and distribution of any products that we develop,

•	impose significant additional costs on us,

•	diminish any competitive advantages that we may attain, and

•	decrease our ability to generate revenues and profits.

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

During the year ended December 31, 2006, we announced the initiation of a clinical development program under our investigational new drug application with the FDA for QSC-001, our first announced clinical development program since we adopted our CNS-focused strategy in 2005. Additionally, the FDA accepted for review our supplemental new drug application seeking approval for Acthar for the treatment of infantile spasms. There can be no assurance that our efforts to develop QSC-001 or obtain approval of Acthar for infantile spasm will be successful or will not be delayed due to regulatory or other factors.

In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements for our currently marketed products or any new product once clearance or approval has been obtained. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. The facilities and procedures of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. We must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or a total or partial shutdown of production in one or more of our suppliers’ facilities while our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues and financial condition.

Products that we may acquire or develop may not be accepted by the market, which may result in lower future revenues as well as a decline in our competitive positioning.

Any products that we successfully acquire or develop in the future, if approved for marketing, may never achieve market acceptance. These products, if successfully developed, may compete with drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize the products that we may develop or that our corporate partners may develop.

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

If we are unable to achieve market acceptance for any products that we successfully acquire or develop in the future, we may not achieve profitability and may ultimately be unable to fund our operations.

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

We do not have patents on our existing commercial products. However, our success will depend in part on our ability to:

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

In both domestic and foreign markets, the sale of our products will depend in part on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the United States) and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally is subject to government controls. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may also impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for our existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our product, which could result in lower product sales or revenues, thereby weakening our competitive position and negatively impacting our results of operations.

In the United States, proposals have called for substantial changes in the Medicare and Medicaid programs. Any such changes enacted may require significant reductions from currently projected government expenditures for these programs. The Medicare Prescription Drug Improvement, and Modernization Act, enacted in December 2003, provides for, among other things, an immediate reduction in the Medicare reimbursement rates for many drugs administered in a physician’s office. The Medicare Act, as well as other changes in government legislation or regulation or in private third party payors’ policies toward reimbursement for our products, may reduce or eliminate reimbursement of our products’ costs. In addition, if the Medicare Act were amended, or other regulations were adopted, to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Driven by budget concerns, Medicaid managed care systems have been implemented in several states and local metropolitan areas. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to innovative medicines, the market acceptance of these products may be reduced. We are unable to predict what impact the Medicare Act or other future legislation, if any, relating to third party reimbursement, will have on our product sales.

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

Risks Related to our Common Stock

We may seek additional funding which would dilute your investment.

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

If revenues from product sales are less than we expect or if further capital resources are not available, or if such resources cannot be obtained on attractive terms to us, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	successfully implementing our growth strategy,

•	achieving better operating efficiencies,

•	successfully subleasing our vacant facility in Hayward, California,

•	maintaining customer compliance with our policies, and

•	obtaining product from our sole-source contract manufacturers.

We may obtain additional financing through public or private debt or equity financings. However, additional financing may not be available to us on acceptable terms, if at all. Further, additional equity financings will be dilutive to our shareholders. If sufficient capital is not available, then we may be required to reduce our operations or to delay, reduce the scope of, eliminate or divest one or more of our products or development programs.

If our officers, directors and largest shareholders choose to act together, they could exert significant influence over the outcome of a shareholder vote.

Our officers, directors and holders of 5% or more of our outstanding common stock may be deemed to beneficially own approximately 39% of the voting power of our outstanding voting capital stock as of December 31, 2006. As a result, these shareholders, acting together, would be able to exert significant influence over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. The interests of these shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. The 39% voting power of these shareholders includes the shares held by our largest shareholder, Sigma-Tau Finanziaria SpA, which beneficially owns approximately 20% of the voting power of our outstanding voting capital stock.

Our stock price has a history of volatility, and an investment in our stock could decline in value.

The price of our common stock, like that of other specialty pharmaceutical companies, is subject to significant volatility. The closing price per share of our common stock ranged in value from $0.42 to $2.45 during the two year period ended December 31, 2006. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our major wholesaler customers. In the event that prescription demand for Acthar is less than our sales to our wholesaler customers, excess inventory may result at the wholesaler level, which may impact future product sales. Other potential events that could affect our stock price include, without limitation, our quarterly and yearly revenues and earnings or losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

At December 31, 2006, we leased two buildings. We lease our 23,000 square foot headquarters in Union City, California under a lease agreement that expires in 2011. Our headquarters is currently occupied by the Executive, Commercial Development, Finance and Administration, Sales and Marketing, Clinical Development, Regulatory Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

We subleased 100% of a building in Hayward, California under a sublease agreement that expired in July 2006. The Hayward premises have 30,000 square feet of laboratory and office space under a master lease that expires in November 2012. Our tenant vacated the Hayward facility on July 31, 2006 and we are searching for a new tenant. If we are unable to sublease the facility for an amount that would cover our obligations under our master lease, it would have a negative impact on us as we are obligated to make rent payments of $5.0 million and our share of insurance, taxes and common area maintenance on the Hayward facility through November 2012.

We leased an 8,203 square foot facility in Carlsbad, California under a lease that expired January 31, 2006. We subleased 100% of the space under two separate subleases that expired in January 2006 and July 2005.

We believe that our current leased office space is sufficient to meet our current business requirements and that additional office space will be available on commercially reasonable terms if required.

Item 3.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock; Holders of Record

Our common stock is traded on the American Stock Exchange, Inc. under the symbol “QSC.” The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price
Quarter Ended	High	Low

December 31, 2006	$1.65	$1.08
September 30, 2006	1.89	1.53
June 30, 2006	2.45	1.46
March 31, 2006	1.65	0.85
December 31, 2005	1.23	0.44
September 30, 2005	0.66	0.45
June 30, 2005	0.75	0.54
March 31, 2005	0.61	0.42

The last sale price of our common stock on March 23, 2007 was $1.03. As of March 23, 2007 there were approximately 256 holders of record of our common stock.

Dividends

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

Equity Compensation Plans

For additional information regarding our equity compensation plans please see Item 12 of this Annual Report.

Stock Performance Graph

The following graph shows the total shareholder return, as of December 31, 2006, on an investment of $100 in cash in (i) Questcor Common Stock, (ii) the Amex Composite Index, and (iii) the NASDAQ Pharmaceuticals Index.

Comparison of 5 Year Cumulative Total Return*
Among Questcor Pharmaceuticals, Inc.,
the Amex Composite Index
and the Nasdaq Pharmaceutical Index

	Cumulative Total Return*
	12/01	12/02	12/03	12/04	12/05	12/06
QUESTCOR PHARMACEUTICALS, INC.	100.00	46.89	35.41	25.36	49.77	70.81
AMEX COMPOSITE INDEX	100.00	100.08	144.57	178.46	230.35	262.17
NASDAQ PHARMACEUTICAL INDEX	100.00	64.4	92.31	100.78	113.36	115.84

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

This stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002(1)
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net product sales	$12,788	$14,162	$18,404	$13,655	$13,819
Total revenues	12,788	14,162	18,404	14,063	14,677
Total operating costs and expenses	23,631	16,351	18,670	17,397	17,080
Loss from operations	(10,843)	(2,189)	(266)	(3,334)	(2,403)
Gain on sale of product lines	—	9,642	—	—	—
Net income (loss)	(10,109)	7,392	(832)	(3,791)	(2,785)
Net income (loss) applicable to common shareholders	(10,109)	5,068	(1,508)	(5,947)	(2,785)
Net income (loss) per common share applicable to common shareholders — basic and diluted	$(0.18)	$0.10	$(0.03)	$(0.14)	$(0.07)
Shares used in computing net income (loss) per common share applicable to common shareholders — basic	56,732	52,477	50,844	41,884	38,407
Shares used in computing net income (loss) per common share applicable to common shareholders — diluted	56,732	53,323	50,844	41,884	38,407

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,425	$26,577	$8,729	$3,220	$7,506
Working capital	17,506	16,121	5,082	4,352	7,018
Total assets	29,635	31,348	28,173	22,929	12,766
Long-term debt	—	—	1,986	3,402	2,908
Preferred stock, Series A	5,081	5,081	5,081	5,081	5,081
Preferred stock, Series B(2)	—	7,841	7,578	8,278	—
Common stock	105,352	90,576	88,436	85,232	77,528
Accumulated deficit	(89,256)	(79,147)	(84,423)	(82,915)	(76,968)
Total shareholders’ equity	16,097	11,422	11,581	10,578	496

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)	Series B Convertible Preferred Stock (“Series B Preferred Stock”) was reported at its redemption amount and as a current liability as of December 31, 2005.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/06(1)	09/30/06	06/30/06	03/31/06
	(In thousands, except per share data)

Net product sales	$3,404	$4,045	$3,329	$2,010
Cost of product sales	777	945	652	626
Net loss	(3,336)	(1,521)	(2,215)	(3,037)
Net loss applicable to common shareholders	(3,336)	(1,521)	(2,215)	(3,037)
Net loss per share applicable to common shareholders — basic and diluted	(0.06)	(0.03)	(0.04)	(0.06)

	Quarter Ended
	12/31/05(2)	09/30/05	06/30/05	03/31/05
	(In thousands, except per share data)

Net product sales	$1,816	$3,558	$4,290	$4,498
Cost of product sales	813	522	1,027	748
Gain on sale of product lines	9,642	—	—	—
Net income (loss)	7,114	(54)	179	153
Net income (loss) applicable to common shareholders	5,368	(222)	11	(99)
Net income (loss) per share applicable to common shareholders — basic and diluted	0.10	0.00	0.00	0.00

(1)	The decline in net product sales in the fourth quarter of 2006 was due primarily to wholesalers reducing their purchases of Acthar in the fourth quarter of 2006 to reduce inventory levels that had increased during the third quarter of 2006. See Item 1A “Risk Factors: Risks Relating to Our Business — We have little or no control over our wholesalers’ buying patterns, which may impact future revenues and returns and may result in excess inventory” for additional discussion.

(2)	In October 2005 we divested our non-core product lines, which in the fourth quarter of 2005 resulted in a reduction in net product sales, the recognition of a gain on the sale of product lines and net income. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our financial statements for further discussion of the sale of our non-core product lines.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements, and the notes thereto, contained elsewhere in this Annual Report and the statements regarding forward-looking information and the factors that could affect our future financial performance described below in this Annual Report.

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

Overview

We are a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). We currently own and market two commercial CNS products, H.P. Acthar Gel (“Acthar”) and Doral. We acquired the rights to Doral (quazepam) in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of a wide range of conditions with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. We announced our CNS strategy in April 2005. As part of this strategy, we are pursuing the development of new products that have the potential to address unmet medical needs in the CNS field as well as the licensing and acquisition of additional CNS commercial products and product candidates.

In connection with our CNS-focused strategy, in October 2005 we sold our non-CNS pharmaceutical product lines Nascobal, a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and, Glofil-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function, to QOL Medical LLC (“QOL”). The transaction resulted in net proceeds of $24.8 million and a pre-tax gain of $9.6 million. Our results of operations and cash flows for the year ended December 31, 2005 included the net product sales and direct operating costs and expenses of the divested product lines through the divestment date of October 17, 2005. Because the divested product lines were part of a larger cash-flow generating group and did not represent a separate operation, the divested product lines were not reported as discontinued operations. This transaction provided us with capital to retire our remaining outstanding debt of $2.1 million in October 2005, redeem our outstanding Series B Preferred Stock for $7.8 million in January 2006, expand our sales organization, fund our on-going operations, and help expand our CNS product portfolio.

As previously mentioned above, in May 2006 we completed the acquisition of Doral from MedPointe Healthcare Inc (“MedPointe”). As consideration for the rights to Doral in the United States, we paid MedPointe $2.5 million in cash upon the closing of the transaction and $1.5 million in December 2006 after the approval of an alternative source to manufacture and supply the active ingredient for Doral.

In August 2006, the U.S. Food and Drug Administration (“FDA”) accepted for review our supplemental new drug application (“sNDA”) seeking approval for Acthar for the treatment of infantile spasms. We anticipate that the FDA will take action on the sNDA during the second quarter of 2007. No drug is currently approved in the United States for the treatment of infantile spasms.

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain.

In December 2006, we sold 10,510,000 shares of our common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of our common stock to certain insiders at a purchase price of $1.45 per share. The net offering proceeds were approximately $12.7 million after deducting placement agency fees and offering expenses. All of the shares were offered under an effective shelf registration statement previously filed with the Securities and Exchange Commission.

We have incurred significant operating losses and negative cash flows from operations since inception. At December 31, 2006, we had an accumulated deficit of $89.3 million, $18.4 million in cash, cash equivalents and short-term investments, and working capital of $17.5 million. We believe that our cash resources at December 31, 2006 will be sufficient to fund our operations through at least December 31, 2007. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. Such financing may not be available under acceptable terms, if at all.

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

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity, government chargebacks received, and Medicaid rebates paid could differ significantly from our estimates because our analysis of product shipments, prescription trends and the amount of product in the distribution channel may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if the wholesalers fail to adhere to our expired product returns policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.

During the second quarter of 2004 we implemented a transition plan for expired product returns from a product exchange policy to a credit memoranda policy for the return of expired product within six months after the expiration date. Expired product returned from lots released after May 31, 2004 is subject to a credit memoranda policy in which a credit memoranda will be issued for the original purchase price of the returned product. A reserve for the sales value of estimated returns on shipments of product lots released and shipped after May 31, 2004 is recorded as a liability as shipments occur with a corresponding reduction in gross product sales. This reserve reflects an estimate of future credit memoranda to be issued, applied to the quantity of product shipped from lots subject to the credit memoranda policy. The reserve will be reduced as future credit memoranda are issued, with an offset to accounts receivable.

Under our product exchange policy, we shipped replacement product for expired product returned to us within six months after expiration. The estimated costs for such potential exchanges, which included actual product costs and related shipping charges, were included in cost of product sales. A reserve for estimated returns on shipments of Acthar product lots released and shipped prior to June 1, 2004 was recorded as a liability in the amount of $11,000 as of December 31, 2005. This reserve reflected an estimate of future Acthar replacements, applied to the quantity of product shipped from lots subject to the product exchange policy. The reserve was reduced as future product replacements occurred, with an offset to product inventories. No liability for product exchanges was required as of December 31, 2006.

The return rate for expired product is based primarily on historical return rates by product and analysis of return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate.

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

At December 31, 2006 and 2005, sales-related reserves for product returns were as follows:

	December 31,
	2006	2005
	(In $000’s)

Balance, beginning of year	$1,709	$1,267
Actual returns in current year related to sales from prior years	(835)	(667)
Actual returns in current year related to sales from current year	—	—
Current provision related to sales made in prior years	(194)	67
Current provision related to sales made in current year	1,671	1,618
Transfer of divested product line accruals	—	(576)

Balance, end of year	$2,351	$1,709

The increase in the provision as of December 31, 2006 relates to the increase in our gross sales of Acthar and an increase in the number of Acthar lots subject to the credit memoranda policy. The provision related to sales made in prior years primarily reflects adjustments to the estimated rate of product returns. Activity for Nascobal and Ethamolin is included in the table above through October 17, 2005, which is the date we sold these product lines. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, we were responsible for all Medicaid rebates and government chargebacks on our sales of these product lines through October 17, 2005. We were responsible for product returns on our sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. Subsequent to October 17, 2005, we no longer had access to Nascobal and Ethamolin product inventories to facilitate product replacements under our product replacement policy. As a result, credit was provided on all returns of these products after October 17, 2005. The difference between the amount of credit expected to be issued on the divested products and the $576,000 accrued in our product replacement and credit memorandum reserves as of October 17, 2005 was considered in the determination of the computed gain on the sale of the divested products. As of December 31, 2005, we had credit memorandum return reserves related to the divested product lines of $402,000 that were excluded from the balance as of December 31, 2005 and the balance as of January 1, 2006 in the table above.

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

Inventories

We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventories. If actual future usage and demand for our products is less favorable than those projected by our management, additional inventory write-offs may be required in the future. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.

Intangible and Long-Lived Assets

As of December 31, 2006 our intangible and long-lived assets included goodwill generated from a merger in 1999 and purchased technology related to our acquisition of Doral in May 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2006 and 2005, we determined that goodwill was not impaired. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. Long-lived assets, consisting of property and equipment and purchased technology, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of December 31, 2006, we determined that there were no events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our rewards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we recorded in the current period.

Prior to January 1, 2006, we accounted for share-based payments to our employees and non-employee members of our board of directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS No. 123(R) have been based upon the same estimate of grant date fair value previously disclosed under

SFAS No. 123 in a pro forma manner. We did not recognize any significant share-based employee compensation costs in our statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of our board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS No. 148, prior to the adoption of SFAS No. 123(R), we provided pro forma disclosure of net income (loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, we accounted for pre-vesting forfeitures as they occurred. Our operating results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) using the modified-prospective method, our net loss applicable to common shareholders for the year ended December 31, 2006 includes $1.0 million of share-based compensation expense related to employees and non-employee members of our board of directors. As of December 31, 2006, $2.4 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2006, $151,000 of total unrecognized compensation cost related to our Employee Stock Purchase Plan is expected to be recognized through November 30, 2007, which represents the end of the current offering period.

Lease Termination Liability

We entered into an agreement to sublease laboratory and office space, including laboratory equipment, at our Hayward, California facility in July 2000, due to the termination of our then existing drug discovery programs. The sublease on our Hayward facility expired in July 2006. Our obligations under the Hayward master lease extend through November 2012. During the fourth quarter of 2005, the sublessee notified us that they did not intend to extend the sublease beyond the end of July 2006.

We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. During the fourth quarter of 2005, we recognized a loss of $415,000 on the master lease and a liability of $1.1 million as of December 31, 2005 related to future lease obligations as we determined that we may not be able to fully recover our lease cost through the expiration of the master lease. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected.

We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. We review the assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2006, we revised our estimate of the liability and recorded an additional loss of $536,000. As of December 31, 2006 and 2005, the estimated liability related to the Hayward facility totaled $1.7 million and $1.1 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005:

Total Net Product Sales

	Years Ended
	December 31,			%
	2006	2005	(Decrease)	Change
	(In $000’s)

Net product sales	$12,788	$14,162	$(1,374)	(10)%

Total net product sales for the year ended December 31, 2006 decreased $1.4 million, or 10%, from the year ended December 31, 2005. Total net product sales for the year ended December 31, 2005 included $5.7 million in net product sales of Nascobal, Ethamolin and Glofil-125. We divested these non-core product lines in October 2005.

Net product sales by therapeutic area:

	Years Ended
	December 31,		Increase/	%
	2006	2005	(Decrease)	Change
	(In $000’s)

Neurology	$12,788	$8,425	$4,363	52%
Product lines divested in 2005	—	5,666	(5,666)	(100)%
Co-promotion agreement terminated in 2005	—	71	(71)	(100)%

Neurology Net Product Sales

Neurology net product sales for the year ended December 31, 2006, which consisted of Acthar and Doral net product sales, increased $4.4 million, or 52%, as compared to neurology net product sales in the same period of 2005, which were comprised of Acthar net product sales only. The increase in neurology net product sales was due primarily to a 43% increase in Acthar net product sales as compared to the year ended December 31, 2005. The increase in Acthar net product sales was due primarily to a 20% increase in unit sales and an approximate 12% increase in the average Acthar selling price as compared to 2005. Net product sales of Doral of $714,000 represented 9% of the increase in neurology net product sales for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

In May 2006, we purchased the rights in the U.S. to Doral from MedPointe. Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. We commenced shipments of Doral in May 2006 and our sales force began actively promoting Doral to neurologists in July 2006.

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

Cost of Product Sales

	Years Ended
	December 31,			%
	2006	2005	(Decrease)	Change
	(In $000’s)

Cost of product sales	$3,000	$3,110	$(110)	(4)%

Cost of product sales for the year ended December 31, 2006 decreased $110,000, or 4%, to $3 million from $3.1 million for the year ended December 31, 2005. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Stability testing is required on each production lot of Acthar and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred. Increases of $411,000 in material costs for Acthar and $315,000 in Acthar royalties and distribution charges in the year ended December 31, 2006 as compared to 2005 were offset by $894,000 of material, shipping and other costs incurred during the year ended December 31, 2005 related to our non-core product lines which we sold in October 2005. The increase in Acthar material costs, royalties, and distribution charges was due primarily to higher Acthar unit sales and an increase in the per unit material cost of Acthar lots sold in 2006. Cost of product sales as a percentage of total net product sales was 23% for the year ended December 31, 2006, which was consistent with cost of sales as a percentage of total net sales of 22% for year ended December 31, 2005.

In May 2006 we purchased the rights in the U.S. to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We entered into a separate supply agreement with MedPointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term.

Selling, General and Administrative

	Years Ended
	December 31,			%
	2006	2005	Increase	Change
	(In $000’s)

Selling, general and administrative expense	$17,282	$10,019	$7,263	72%

Selling, general and administrative expense for the year ended December 31, 2006 increased $7.3 million from the year ended December 31, 2005. The increase was due primarily to the expansion of our sales organization, increased promotion of Acthar and Doral, our adoption of SFAS No. 123(R), and an increase in expense associated with our Hayward facility. During the fourth quarter of 2005 and the first quarter of 2006, we expanded our sales organization from 15 to 40 field-based sales representatives and sales management and in September and October 2006 we added four additional sales representatives to our sales organization. In addition, in May 2006 we purchased the rights in the United States to Doral. Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. In July 2006 we began promoting Doral to our targeted physicians. As a result, our selling and marketing expenses increased substantially in the year ended December 31, 2006 as compared to 2005. Selling related expenses, excluding share-based compensation, increased by approximately $3.4 million and marketing related expenses, excluding share-based compensation, increased by approximately $2.2 million in the year ended December 31, 2006 as compared to 2005. As described above in Critical Accounting Policies and Use of Estimates, effective January 1, 2006, we adopted SFAS No. 123(R). We incurred a non-cash charge of $1.0 million for the year ended December 31, 2006 resulting from the adoption of SFAS No. 123(R) of which $965,000 was included in selling, general and administrative expense. In addition, we incurred expense of $762,000 for the year ended December 31, 2006 related to our former headquarters facility in Hayward, California as compared to $415,000 incurred in 2005.

Research and Development

	Years Ended
	December 31,			%
	2006	2005	Increase	Change
	(In $000’s)

Research and development	$3,033	$2,227	$806	36%

Research and development expense for the year ended December 31, 2006 increased $806,000 from the year ended December 31, 2005. The costs included in research and development relate primarily to our product development efforts, medical and regulatory affairs compliance activities and our preliminary evaluation of additional product development opportunities. The increase was due to an increase in expenses associated with our product development efforts in 2006 as compared to 2005. In August 2006, the FDA accepted for review our supplemental new drug application seeking approval for Acthar for the treatment of infantile spasms. We anticipate that the FDA will take action on the sNDA during the second quarter of 2007. No drug is currently approved in the

United States for the treatment of infantile spasms. In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain.

Depreciation and Amortization

	Years Ended
	December 31,			%
	2006	2005	(Decrease)	Change
	(In $000’s)

Depreciation and amortization	$316	$995	$(679)	(68)%

Depreciation and amortization expense for the year ended December 31, 2006 decreased to $316,000 from $995,000 for the year ended December 31, 2005. The decrease was due primarily to the inclusion in the year ended December 31, 2005 of amortization expense related to Nascobal purchased technology, partially offset by amortization expense in 2006 related to the Doral purchased technology. In connection with the sale of the Nascobal product line in October 2005, we included the carrying value of the Nascobal purchased technology totaling $14.0 million in calculating the gain on the sale of product lines.

In May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. We made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to the FDA’s approval for an alternative source to manufacture and supply the active ingredient quazepam for Doral. Our total purchase price, including acquisition costs, allocated to the Doral product rights of $4.1 million was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

Other Income and Expense

	Years Ended
	December 31,		Increase/
	2006	2005	(Decrease)
	(In $000’s)

Non-cash amortization of deemed discount on convertible debentures	$—	$(108)	$(108)
Interest income	607	271	336
Interest expense	—	(275)	(275)
Other income, net	127	8	119
Rental income, net	—	243	(243)
Gain on sale of product lines	—	9,642	(9,642)

Non-cash amortization of deemed discount on convertible debentures was $108,000 for the year ended December 31, 2005. The deemed discount was fully amortized as of March 15, 2005 when the convertible debentures were scheduled to mature. The convertible debentures were issued in March 2002. In March 2005, the maturity date of the convertible debentures was extended to April 15, 2005, on which date we redeemed such convertible debentures in full in cash.

Interest income for the year ended December 31, 2006 increased by $336,000 from the year ended December 31, 2005 due to higher cash balances. Interest expense was $275,000 for the year ended December 31, 2005. During 2005 we paid off $4.0 million of 8% convertible debentures, and the $2.2 million promissory note we issued to a wholly-owned subsidiary of Sigma-Tau, Defiante Farmaceutica Lda (“Defiante”) in July 2004. Other income, net for the year ended December 31, 2006 increased by $119,000 from the year ended December 31, 2005 and was comprised primarily of changes to sales-related reserves associated with our divested product lines.

Net rental income was $243,000 for the year ended December 31, 2005. Net rental income for the year ended December 31, 2005 arose primarily from the excess of income generated from the sublease of our former headquarters facility in Hayward, California over the rent expense we incur on the Hayward facility. Our tenant vacated the Hayward facility on July 31, 2006 and we are in the process of searching for a new tenant. As of

December 31, 2006 we are obligated to pay rent on this facility of $5.0 million and our share of insurance, taxes and common area maintenance through the expiration of our master lease in 2012. During the fourth quarter of 2005 we determined that we may not be able to fully recover our costs related to the Hayward facility through the expiration of our master lease. We incurred $762,000 of expense associated with the Hayward facility for the year ended December 31, 2006 that is included in Selling, General, and Administrative expense in the accompanying Consolidated Statements of Operations.

On October 17, 2005, we sold our Nascobal, Ethamolin and Glofil-125 product lines to QOL Medical LLC, which resulted in a pre-tax gain of $9.6 million for the year ended December 31, 2005. The sale of the product lines was not reported as a discontinued operation under SFAS No. 144 Accounting for the Impairment of Long-lived Assets, because the product lines were part of a larger cash-flow generating group and did not represent a separate operation.

Income Tax Expense

	Years Ended
	December 31,
	2006	2005	(Decrease)
	(In $000’s)

Income tax expense	$—	$200	$(200)

Income tax expense for the year ended December 31, 2005 was $200,000. The income tax expense resulted from the gain on the sale of non-core product lines as our net operating loss carry forwards were limited when calculating alternative minimum taxable income. There was no income tax expense for the year ended December 31, 2006 as we incurred a net loss of $10.1 million.

Net Income (Loss)

	Years Ended
	December 31,
	2006	2005	(Decrease)
	(In $000’s)

Net income (loss)	$(10,109)	$7,392	$(17,501)

For the year ended December 31, 2006, we had a net loss of $10.1 million as compared to net income of $7.4 million for the year ended December 31, 2005, a reduction of $17.5 million, due primarily to our $10.8 million operating loss in 2006 and the $9.6 million gain on the sale of our non-core product lines in October 2005.

Preferred Stock Dividends and Distributions

	Years Ended
	December 31,
	2006	2005	(Decrease)
	(In $000’s)

Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	$—	$84	$(84)
Deemed dividend related to redemption of Series B Preferred Stock	—	1,361	(1,361)
Dividends on Series B Preferred Stock	—	671	(671)
Allocation of undistributed earnings to Series A Preferred Stock	—	208	(208)

The $84,000 non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock for the year ended December 31, 2005 resulted from the revaluation in March 2005 of the warrants to purchase our common stock that were originally issued to the Series B preferred stockholders. In connection with the revaluation, we recorded $84,000 as an additional non-cash deemed dividend and increased the carrying value of the Series B Preferred Stock.

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

Dividends on Series B Preferred Stock of $671,000 for the year ended December 31, 2005 represent the 8% dividends paid by us to the Series B preferred stockholders. The dividends for the year ended December 31, 2005 were paid in common stock. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of 1,344,000 shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.

The $208,000 allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2005 represents an allocation of a portion of our 2005 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our 2005 net income to the Series A stockholder. Net loss has not been allocated to the Series A Preferred Stock for the year ended December 31, 2006 as the Series A Preferred Stock does not have a contractual obligation to share in our losses.

Net Income (Loss) Applicable to Common Shareholders

	Years Ended
	December 31,
	2006	2005	(Decrease)
	(In $000’s)

Net income (loss) applicable to common shareholders	$(10,109)	$5,068	$(15,177)

For the year ended December 31, 2006, we had a net loss applicable to common shareholders of $10.1 million, or $(0.18) per share, as compared to net income applicable to common shareholders of $5.1 million, or a $0.10 per share for the year ended December 31, 2005, a reduction of $15.2 million. The reduction in 2006 is due primarily to our $10.8 million operating loss in 2006 and the $9.6 million gain on the sale of our non-core product lines in 2005 offset by a $2.3 million decrease in preferred stock dividends and undistributed distributions as compared to 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004:

Net Product Sales

	Years Ended
	December 31,			%
	2005	2004	(Decrease)	Change
	(In $000’s)

Net product sales	$14,162	$18,404	$(4,242)	(23)%

Net product sales decreased for the year ended December 31, 2005 by $4.2 million, or 23%, from the year ended December 31, 2004. The decrease was due primarily to the disposition of our non-core product lines in October 2005, as explained below.

Net product sales by therapeutic area:

	Years Ended
	December 31,		Increase/	%
	2005	2004	(Decrease)	Change
	(In $000’s)

Neurology	$8,425	$8,168	$257	3%
Gastroenterology	5,084	9,399	(4,315)	(46)%
Nephrology	653	837	(184)	(22)%

Neurology Net Product Sales

For the years ended December 31, 2005 and 2004, neurology net product sales were comprised of Acthar net product sales. For the year ended December 31, 2005, neurology net product sales increased $257,000 or 3%, from the year ended December 31, 2004. The increase in neurology net product sales resulted from a higher average selling price of Acthar during 2005 as compared to 2004. The average selling price of Acthar for the year ended December 31, 2005 increased approximately 14% as compared to the year ended December 31, 2004. The increase resulting from the higher average selling price was offset by a 2% decrease in volume in 2005 as compared to the prior year and by higher reserves recorded as a reduction to gross sales in 2005 for returns under our credit memoranda return policy and for Medicaid rebates. Our credit memo policy, which was initiated in the second quarter of 2004, was in effect for the entire year ended December 31, 2005. Reserves for credit memoranda for neurology products totaling $1.3 million and $928,000 were recorded as a reduction to gross sales during 2005 and 2004, respectively. The increase in the reserve for Medicaid rebates in 2005 resulted in part from a higher average per unit rebate due to Acthar price increases as compared to the prior year.

The estimated demand for Acthar as measured by prescriptions reported from an independent source decreased by 13% in 2005 as compared to the prior year. The comparative decrease results primarily from a temporary increase in demand for Acthar in the fourth quarter of 2004. The higher level of volume in the fourth quarter of 2004 did not continue beyond February 2005.

Under our product exchange policy, we replaced 1,023 vials of Acthar during 2005 and 1,086 vials of Acthar during 2004. As of December 31, 2005, customers were due product replacements under our product exchange policy of expired Acthar with a gross sales value of approximately $308,000. The replacement of expired product, at no cost to the customers, displaced sales. We recorded a reserve for future replacements of Acthar at the estimated cost of such exchanges of $11,000 as of December 31, 2005.

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

Lower Nascobal net product sales in the first nine months of 2005 as compared to the same period in 2004 also contributed to the decrease in gastroenterology net sales in 2005 as compared to 2004. The decrease in Nascobal net product sales prior to the sale of the product line in October 2005 was due primarily to lower volume, as we shifted our promotional resources to Acthar in the second quarter of 2005. In the first nine months of 2005, Nascobal volume was 32% lower than the same period in 2004. The volume-related decrease was partially offset by a higher average selling price in 2005 prior to sale of the product. The average selling price of Nascobal was 11% higher for the first nine months of 2005 as compared to same period in 2004. Nascobal gross sales were reduced by reserves recorded under our credit memoranda return policy which was in effect through October 17, 2005. During 2005, reserves for credit memoranda for gastroenterology products totaling $342,000 were recorded as a reduction to gross product sales. Net product sales of Ethamolin in 2005 decreased as compared to 2004, due to the sale of the product line on October 17, 2005. Through October 17, 2005, Ethamolin lots shipped were not subject to the credit memoranda return policy. We did not actively promote Ethamolin in 2005 prior to the sale of the product.

Nephrology Net Product Sales

For the year ended December 31, 2005, nephrology net product sales decreased by $184,000, or 22%, from the year ended December 31, 2004. In 2005 and 2004, nephrology net product sales were comprised of revenue from the sale of Glofil-125. The decrease was due primarily to the sale of the product line in October 2005. We did not actively promote Glofil-125 in 2005.

Cost of Product Sales

	Years Ended
	December 31,			%
	2005	2004	(Decrease)	Change

Cost of product sales	$3,110	$3,730	$(620)	(17)%

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

Selling, General and Administrative

	Years Ended
	December 31,			%
	2005	2004	(Decrease)	Change
	(In $000’s)

Selling, general and administrative expense	$10,019	$11,551	$(1,532)	(13)%

Selling, general and administrative expenses for the year ended December 31, 2005 decreased $1.5 million, or 13%, from the year ended December 31, 2004. The decrease was due in part to the inclusion in 2004 of approximately $920,000 in severance and related expenses associated with the departure of our former CEO in the third quarter of 2004 and the write-off of $180,000 in goodwill related to the impairment of the assembled workforce component of the goodwill in the fourth quarter of 2004. A decrease in access fees to Sigma-Tau Pharmaceuticals of $399,000 due to the expiration of our VSL#3 co-promotion agreement in January 2005 and a decrease of $161,000 in marketing expenses also contributed to the lower selling, general and administrative expenses in 2005 as compared to 2004. These decreases were partially offset by expenses of $415,000 associated with our Hayward sublease, and increases in legal and consulting expenses of approximately $144,000 and bad debt expense of $62,000 as compared to the year ended December 31, 2004.

The sublease on our Hayward facility terminated on July 31, 2006. Our obligations under the Hayward master lease extend through November 2012. During the fourth quarter of 2005, the sublessee notified us that they did not intend to extend the sublease beyond the end of July 2006. The market for office and laboratory space in the area has softened significantly since we initially subleased the facility. Therefore, during the fourth quarter of 2005 we recognized a loss of $415,000 on the Hayward master lease as we determined that we may not be able to fully recover our lease cost over the remaining term of the master lease. The loss represented a liability of $1.1 million as of December 31, 2005 related to our future lease obligation, offset by the reversal of a $682,000 related net deferred rent liability. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. We review our assumptions and estimates quarterly and revise our estimates of this liability to reflect changes in circumstances.

Research and Development

	Years Ended
	December 31,			%
	2005	2004	Increase	Change
	(In $000’s)

Research and development	$2,227	$2,181	$46	2%

Research and development expenses for the year ended December 31, 2005 were $2.2 million, which was comparable to the year ended December 31, 2004. The costs included in research and development for the years ended December 31, 2005 and 2004 relate primarily to our medical and regulatory affairs compliance activities, patents and our Acthar manufacturing site transfer. For the year ended December 31, 2005, an increase in consulting fees of approximately $390,000 and an increase in patent-related legal expenses of approximately $160,000 offset a decrease of approximately $570,000 of Acthar site transfer costs, as compared to the year ended December 31, 2004.

For the year ended December 31, 2005, our Acthar site transfer costs were minimal as compared to approximately $580,000 of Acthar site transfer costs incurred in 2004. In 2003, we transferred the Acthar final fill and packaging process from Aventis to our contract manufacturer, Chesapeake Biological Laboratories, Inc. (“CBL”), and produced our first lot of Acthar finished vials. This transfer was approved by the FDA in January 2004. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process from Aventis to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. The Acthar API manufacturing site transfer was approved by the FDA in June 2005. We have selected a contract laboratory to perform two bioassays associated with the release of API and finished vials. These bioassays have been successfully transferred from Aventis (now ZLB Behring) to the contract laboratory, and were approved by the FDA in June 2005. We experienced delays and cost overruns in the validation of a third assay, potency. ZLB Behring agreed to perform any potency assays we required through 2006. In February 2006, we extended our agreement with ZLB Behring through 2011 and terminated the potency assay transfer project. The transfer of manufacturing from Aventis to our new contract manufacturers is resulting in higher unit costs than the fixed-price manufacturing agreement with Aventis.

Depreciation and Amortization

	Years Ended
	December 31,			%
	2005	2004	(Decrease)	Change
	(In $000’s)

Depreciation and amortization	$995	$1,208	$(213)	(18)%

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

Other Income and Expense

	Years Ended
	December 31,		Increase/
	2005	2004	(Decrease)
	(In $000’s)

Non-cash amortization of deemed discount on convertible debentures	$(108)	$(522)	$(414)
Interest income	271	78	193
Interest expense	(275)	(420)	(145)
Other income	8	21	(13)
Rental income, net	243	277	(34)
Gain on sale of product lines	9,642	—	9,642

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

Interest income for the year ended December 31, 2005 increased by $193,000 from the year ended December 31, 2004. The increase was due primarily to higher cash balances resulting from the sale of our non-core product lines in October 2005. Interest expense decreased by $145,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease was due to lower interest expense related to the convertible debentures which were redeemed in full in April 2005. This decrease was partially offset by higher interest expense in 2005 on the $2.2 million promissory note we issued to Defiante, in July 2004. During 2005, we paid off the $2.2 million promissory note to Defiante.

Other income for the year ended December 31, 2005 decreased to $8,000 for the year ended December 31, 2005. Other income in 2004 included $14,000 of proceeds from the sale of miscellaneous equipment.

Rental income, net, for the year ended December 31, 2005 decreased by $34,000 to $243,000. Rental income, net, primarily arose from the lease and sublease of our former headquarters facility in Hayward, California. We were notified by our tenant that they were vacating the Hayward facility on July 31, 2006 and we are searching for a new tenant. As of December 31, 2005, we were obligated to pay rent on this facility of $5.8 million and our share of insurance, taxes, and common area maintenance through November 2012. During the fourth quarter of 2005 we recognized a loss on this sublease of $415,000, which is included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations, as we may not be able to fully recover our costs over the remaining term of our master lease.

On October 17, 2005, we sold our Nascobal, Ethamolin and Glofil-125 product lines to QOL Medical LLC, which resulted in a pre-tax gain of $9.6 million for the year ended December 31, 2005. The sale of the product lines was not reported as a discontinued operation under SFAS No. 144 Accounting for the Impairment of Long-lived Assets, because the product lines were part of a larger cash-flow generating group and did not represent a separate operation.

Income Tax Expense

	Years Ended
	December 31,
	2005	2004	Increase
	(In $000’s)

Income tax expense	$200	$—	$200

Income tax expense for the year ended December 31, 2005 was $200,000. The income tax expense resulted from the gain on the sale of non-core product lines as our net operating loss carry forwards were limited when calculating alternative minimum taxable income. There was no income tax expense for the year ended December 31, 2004.

Net Income (Loss)

	Years Ended
	December 31,
	2005	2004	Increase
	(In $000’s)

Net income (loss)	$7,392	$(832)	$8,224

For the year ended December 31, 2005, we had net income of $7.4 million, as compared to a net loss of $832,000 for the year ended December 31, 2004, an improvement of $8.2 million, due primarily to the $9.6 million gain on the sale of our non-core product lines in October 2005 offset by a $1.9 million increase in our operating loss in 2005 as compared to 2004.

Preferred Stock Dividends and Distributions

	Years Ended
	December 31,		Increase/
	2005	2004	(Decrease)
	(In $000’s)

Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred Stock	$84	$—	$84
Deemed dividend related to redemption of Series B Preferred Stock	1,361	—	1,361
Dividends on Series B Preferred Stock	671	676	(5)
Allocation of undistributed earnings to Series A Preferred Stock	208	—	208

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

The $1.4 million deemed dividend for the year ended December 31, 2005 represented the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock at December 31, 2005. In November 2005, we notified the holders of Series B Preferred Stock of our intent to redeem all outstanding shares of Series B Preferred Stock on January 3, 2006. Prior to redemption, holders of Series B Preferred Stock could convert their shares into our common stock. In connection with this process, we issued 1,328,091 shares of our common stock in the fourth quarter of 2005 to Series B stockholders who converted prior to redemption and made a total payment of $7.8 million on January 3, 2006 to redeem the remaining Series B Preferred Stock. We adjusted the carrying value of the 7,125 outstanding shares of Series B Preferred Stock to its $7.8 million redemption amount at December 31, 2005, and classified it as a current liability.

Dividends on Series B Preferred Stock of $671,000 for the year ended December 31, 2005 and $676,000 for the year ended December 31, 2004, represent the 8% dividends paid by us to the Series B preferred stockholders. The dividends for the years ended December 31, 2005 and December 31, 2004 were paid in common stock and cash, respectively. In March 2005, we reached agreement with all of the holders of the outstanding shares of our Series B Preferred Stock to accept a private placement of 1,344,000 shares of our common stock having an aggregate value equal to the dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006.

The $208,000 allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2005 represented an allocation of a portion of our 2005 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our 2005 net income to the Series A stockholder. Net loss was not allocated to the Series A Preferred Stock for the year ended December 31, 2004 as the Series A Preferred Stock does not have a contractual obligation to share in our losses.

Net Income (Loss) Applicable to Common Shareholders

	Years Ended
	December 31,
	2005	2004	Increase
	(In $000’s)

Net income (loss) applicable to common shareholders	$5,068	$(1,508)	$6,576

For the year ended December 31, 2005, we had net income applicable to common shareholders of $5.1 million, or $0.10 per share, as compared to a net loss applicable to common shareholders of $1.5 million, or a $0.03 net loss per share for the year ended December 31, 2004, an improvement of $6.6 million. The increase in 2005 was due primarily to the $9.6 million gain on the sale of our non-core product lines offset by a $1.9 million increase in our loss from operations and a $1.7 million increase in preferred stock dividends and undistributed distributions in 2005 as compared to 2004.

Liquidity and Capital Resources

We have principally funded our activities to date through various issuances of equity securities and debt. In addition, we generated net cash proceeds of approximately $24.8 million from the sale of our non-core product lines in October 2005.

	Year Ended December 31,
Liquidity and Capital Resources	2006	2005	2004
	(In $000’s)

Cash, cash equivalents and short-term investments	$18,425	$26,577	$8,729
Working capital	17,506	16,121	5,082
Cash provided by/(used in):
Operating activities	(9,728)	1,367	1,758
Investing activities	(554)	16,419	(233)
Financing activities	5,781	(6,077)	3,984

At December 31, 2006, we had cash, cash equivalents and short-term investments of $18.4 million compared to $26.6 million at December 31, 2005. At December 31, 2006, our working capital was $17.5 million compared to $16.1 million at December 31, 2005. The increase in our working capital was principally due to $13.6 million in net proceeds we received from the issuance of our common stock and an increase in accounts receivable of $1.1 million resulting from a $1.6 million increase in our net sales during fourth quarter of 2006 as compared to the same period in 2005, offset by $9.7 million of cash used in our operations and $4.1 million in cash used for the acquisition of Doral.

Operating Cash Flows

Net cash of $9.7 million was used in operating activities for the year ended December 31, 2006. Primary factors contributing to the use of cash in operations included our net loss of $10.1 million for the year ended December 31, 2006, the increase in accounts receivable of $1.1 million and the increase in inventories of $1.4 million, offset by $1.2 million in non-cash share-based compensation resulting primarily from our adoption of SFAS No. 123(R), $316,000 in depreciation and amortization, the $649,000 increase in accounts payable and a $602,000 increase in other non-current liabilities resulting from obligations associated with our Hayward lease.

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

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2006 was $554,000. In May 2006, we completed the acquisition of Doral from MedPointe. As consideration for the rights to Doral in the U.S., we paid MedPointe $2.5 million in cash upon the closing of the transaction and $1.5 million in December 2006 after the approval of an alternative source to manufacture and supply the active ingredient for Doral. Our total purchase price, including acquisition costs, allocated to the Doral product rights of $4.1 million was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights. Cash used to acquire Doral was offset by $3.7 million in net maturities of our short-term investments.

Net cash provided by investing activities for the year ended December 31, 2005 was $16.4 million. This resulted primarily from proceeds of $24.8 million from the sale of our non-core product lines, before repayment of the outstanding balance of a note payable of $2.1 million in connection with the sale, offset by the purchase of short-term investments of $6.1 million and the payment of $2.0 million to Nastech upon approval of the NDA for the spray formulation of Nascobal. We made the $2.0 million payment to Nastech in February 2005.

Net cash used in investing activities for the year ended December 31, 2004 was $233,000, primarily the result of cash paid for purchases of property, plant and equipment of $220,000.

Financing Cash Flows

Net cash of $5.8 million was provided by financing activities for the year ended December 31, 2006. In January 2006, we redeemed our outstanding Series B Preferred Stock with a cash payment of $7.8 million. In December 2006, we sold 10,510,000 shares of our common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of our common stock to certain insiders at a purchase price of $1.45 per share. The net offering proceeds were approximately $12.7 million after deducting placement agency fees and offering expenses. We also received $533,000 for the issuance of common stock related to the exercise of stock options and warrants, and $348,000 for the issuance of common stock pursuant to the employee stock purchase plan.

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

Cash and Cash Equivalents at December 31, 2006

Total net cash flows for 2006 resulted in a net decrease in cash and cash equivalents of $4.5 million for the year ended December 31, 2006. Cash and cash equivalents at December 31, 2006 were $15.9 million. During 2006, we redeemed all of our outstanding Series B Preferred Stock for a total cash payment of $7.8 million, acquired the rights to Doral for $4.1 million and used $9.7 million in operations. These cash outflows were offset by net proceeds of $13.6 million resulting from the issuance of our common stock.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three years ended December 31, 2006.

Contractual Obligations

	Payments Due by Period
		1 Year	Greater than	4 to 5	After 5
	Total	or Less	1 to 3 Years	Years	Years
	(In $000’s)

Minimum payments remaining under operating leases(1)	$8,004	$1,595	$3,049	$2,544	$816
Purchase orders and obligations(2)	143	143	—	—	—

Total contractual cash obligations	$8,147	$1,738	$3,049	$2,544	$816

(1)	As of December 31, 2006 we leased two buildings with lease terms expiring in 2011 and 2012. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2006 was approximately $911,000. We lease our headquarters in Union City, California, with 23,000 square feet of office space under a lease agreement that expires in 2011. Annual rent payments for 2007 for this facility are $547,000. We also lease a facility in Hayward, California under a lease agreement that expires in 2012. We do not occupy this facility and are attempting to sublease the facility. Our last sublease expired in July 2006. We are searching for a new tenant. If we are unable to sublease the facility for an amount that would cover our obligations under our master lease, it would have a negative impact on us as we are obligated to make rent payments of $5.0 million and our share of insurance, taxes, and common area maintenance over the remaining term of the master lease.

(2)	Represents our purchase orders and obligations as of December 31, 2006 for which the goods have not yet been received or the services have not yet been rendered.

We have entered into employment agreements with our corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Equity Transactions

Significant Equity Transactions during the Three Years Ended December 31, 2006

In December 2006, we sold 10,510,000 shares of our common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of our common stock to certain insiders at a purchase price of $1.45 per share. The net offering proceeds were approximately $12.7 million after deducting placement agency fees and offering expenses. All of the shares were offered under an effective shelf registration statement previously filed with the Securities and Exchange Commission.

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

Pursuant to our notice to our Series B stockholders in November 2005, on January 3, 2006 we made a total cash payment of $7.8 million to redeem the outstanding Series B Preferred Stock. The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from our capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of our common stock at $0.9412 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock. In April and May 2006, 1,647,440 shares of our common stock were issued upon the cashless net exercise of 2,889,925 warrants issued to certain Series B stockholders.

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

Cash Requirements

Based on our internal forecasts and projections, we believe that our cash resources at December 31, 2006 will be sufficient to fund operations through at least December 31, 2007, unless a substantial portion of our cash resources are used for product acquisitions or our 2007 revenues are less than we expect.

Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; our ability to sublease our Hayward facility, and other factors.

If our cash resources at December 31, 2006 are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

Income Taxes

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $101.4 million and $34.6 million, respectively. We also had federal and California research and development tax credits of approximately $1.9 million and $1.1 million, respectively. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2007 through 2026, if not utilized. Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and aim to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. Our investments include money market accounts, commercial paper and corporate bonds. The table below presents the amounts of our investment portfolio as of December 31, 2006 and 2005, and related average interest rates of our investment portfolio for the years ended December 31, 2006 and 2005.

		Fair Value
		December 31,
	2006	2006
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$18,425	$18,425
Average interest rate	4.77%	—

		Fair Value
		December 31,
	2005	2005
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$26,577	$26,577
Average interest rate	2.43%	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 11, 2005, we disclosed on Form 8-K, under Item 4.01, our dismissal of the firm of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm and the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2005. As stated in the Form 8-K, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure which disagreements, if not resolved to E&Y’s satisfaction, would have caused them to refer to the subject matter of the disagreements in connection with their report; and there were no “reportable events” as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

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

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2006:

	Number of		Number of Shares
	Shares to be	Weighted-	Remaining Available for
	Issued Upon	Average Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Shares
	Options	Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	8,179,315	$0.86	6,675,249
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	8,179,315	$0.86	6,675,249

The remaining information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements.  Our financial statements and the Reports of Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules.  The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

(c) Exhibits

Exhibit
Number	Description

1.1(31)	Placement Agency Agreement dated December 7, 2006 by and between Questcor Pharmaceuticals, Inc. and BMO Capital Markets Corp.
1.2(31)	Form of Purchase Agreement.
2.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2.2(27)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3.1(2)	Amended and Restated Articles of Incorporation of the Company.
3.2(25)	Certificate of Amendment to the Questcor Pharmaceuticals, Inc. Bylaws, dated as of March 2, 2006.
3.3(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3.4(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3.5(5)	Bylaws of the Company.
4.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10.2(8)	1992 Employee Stock Option Plan, as amended.
10.3(9)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10.4(10)	2000 Employee Stock Purchase Plan.
10.5(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†.
10.6(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10.7(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10.8(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.

Exhibit
Number	Description

10.9(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10.10(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.11(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.12(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.13(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.14(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.15(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.16(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10.17(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10.18(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10.19(14)	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10.20(14)	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10.21(14)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10.22(15)	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.
10.23(16)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10.24(17)	Letter Agreement between the Company and James L. Fares dated February 17, 2005.
10.25(18)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10.26(18)	Amendment dated March 10, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of SF Capital Partners Ltd.
10.27(19)	2004 Non-Employee Directors’ Equity Incentive Plan.
10.28(20)	Letter Agreement between the Company and Reinhard Koenig dated September 30, 2004.
10.29(20)	Letter Agreement between the Company and James L. Fares dated February 18, 2005.
10.30(20)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.
10.31(20)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.
10.32(20)	Letter Agreement between the Company and Reinhard Koenig dated February 3, 2004.
10.33(20)	Letter Agreement between the Company and Barbara J. McKee dated February 9, 2005.
10.34(20)	Separation Agreement and Release dated March 3, 2005 between the Company and R. Jerald Beers.
10.35(20)	Series B Preferred Shareholder Agreement and Waiver dated March 29, 2005 by and between the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company.
10.36(22)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10.37(23)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.
10.38(23)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.
10.39(23)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.
10.40(24)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.

Exhibit
Number	Description

10.41(26)	Offer of Employment Letter Agreement between the Company and Craig C. Chambliss dated March 31, 2005.
10.42(26)	Change-in-Control Letter Agreement between the Company and Craig C. Chambliss dated May 1, 2005.
10.43(26)	Severance Letter Agreement between the Company and Craig C. Chambliss dated May 4, 2005.
10.44(26)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.
10.45(28)	2006 Equity Incentive Award Plan.
10.46(29)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10.47(29)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10.48(29)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10.49(28)	2003 Employee Stock Purchase Plan, as amended.
10.50(30)	Offer of Employment Letter Agreement between the Company and Steven Halladay dated October 13, 2006.
10.51(30)	Change-in-Control Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10.52(30)	Severance Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10.53(30)	Offer of Employment Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10.54(30)	Amendment to Offer of Employment Letter Agreement between the Company and Eric Liebler dated October 13, 2006.
10.55(30)	Change-in-Control Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10.56(30)	Severance Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10.57(32)	Amended Change of Control Letter Agreement between the Company and James L. Fares dated February 13, 2007.
10.58(32)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.
10.59(32)	Amended Change of Control Letter Agreement between the Company and Eric J. Liebler dated February 13, 2007.
10.60(32)	Amended Change of Control Letter Agreement between the Company and George M. Stuart dated February 13, 2007.
10.61(32)	Amended Change of Control Letter Agreement between the Company and Craig C. Chambliss dated February 13, 2007.
10.62(32)	Amended Change of Control Letter Agreement between the Company and Steven Halladay dated February 13, 2007.
10.63(32)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.
16.1(21)	Letter to the Security and Exchange Commission from Ernst & Young LLP.
23.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed on April 10, 2006, and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2006, and incorporated herein by reference.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 8, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ JAMES L. FARES
James L. Fares
President and Chief Executive Officer

Dated: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. FARES James L. Fares	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2007

/s/ GEORGE STUART George Stuart	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007

/s/ ALBERT HANSEN Albert Hansen	Chairman	March 29, 2007

/s/ DON M. BAILEY Don M. Bailey	Director	March 29, 2007

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	March 29, 2007

/s/ GREGG LAPOINTE Gregg Lapointe	Director	March 29, 2007

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Director	March 29, 2007

/s/ DAVID YOUNG David Young	Director	March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial data in the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2006 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company adopted SFAS No. 123(R) (revised 2004), Share-Based Payment, applying the modified- prospective method effective January 1, 2006.

/s/  ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 23, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows of Questcor Pharmaceuticals, Inc. for the year ended December 31, 2004. We have also audited the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Questcor Pharmaceuticals, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Palo Alto, California
February 18, 2005
except for Note 17, as to which the
date is March 29, 2005 (which is not
presented herein)

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,937	$20,438
Short-term investments	2,488	6,139
Accounts receivable, net of allowance for doubtful accounts of $55 and $84 at December 31, 2006 and 2005, respectively	1,783	725
Inventories	2,965	1,577
Prepaid expenses and other current assets	811	710

Total current assets	23,984	29,589
Property and equipment, net	665	655
Purchased technology, net	3,965	—
Goodwill	299	299
Deposits and other assets	722	805

Total assets	$29,635	$31,348

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,154	$1,505
Income taxes payable	—	200
Accrued compensation	1,019	709
Preferred stock, 7,125 Series B shares at redemption amount at December 31, 2005	—	7,841
Sales-related reserves	2,784	2,581
Other accrued liabilities	521	632

Total current liabilities	6,478	13,468
Lease termination and deferred rent liabilities	1,961	1,350
Other non-current liabilities	18	27
Commitments and contingencies (see Note 10)
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at December 31, 2006 and 2005 (aggregate liquidation preference of $10,000 at December 31, 2006 and 2005)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 68,740,804 and 54,461,291 shares issued and outstanding at December 31, 2006 and 2005, respectively	105,352	90,576
Deferred compensation	—	(5)
Accumulated deficit	(89,256)	(79,147)
Accumulated other comprehensive income (loss)	1	(2)

Total shareholders’ equity	16,097	11,422

Total liabilities, preferred stock and shareholders’ equity	$29,635	$31,348

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net product sales	$12,788	$14,162	$18,404
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	3,000	3,110	3,730
Selling, general and administrative	17,282	10,019	11,551
Research and development	3,033	2,227	2,181
Depreciation and amortization	316	995	1,208

Total operating costs and expenses	23,631	16,351	18,670

Loss from operations	(10,843)	(2,189)	(266)
Other income (expense):
Non-cash amortization of deemed discount on convertible debentures	—	(108)	(522)
Interest income	607	271	78
Interest expense	—	(275)	(420)
Other income, net	127	8	21
Rental income, net	—	243	277
Gain on sale of product lines	—	9,642	—

Total other income (expense)	734	9,781	(566)

Net income (loss) before income taxes	(10,109)	7,592	(832)
Income tax expense	—	200	—

Net income (loss)	(10,109)	7,392	(832)
Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock	—	84	—
Deemed dividend related to the redemption of Series B preferred stock	—	1,361	—
Dividends on Series B preferred stock	—	671	676
Allocation of undistributed earnings to Series A preferred stock	—	208	—

Net income (loss) applicable to common shareholders	$(10,109)	$5,068	$(1,508)

Net income (loss) per share applicable to common shareholders — basic and diluted	$(0.18)	$0.10	$(0.03)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	56,732	52,477	50,844

Diluted	56,732	53,323	50,844

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Stock								Other	Total
	Series A		Series B		Common Stock		Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain (Loss)	Equity
	(In thousands, except shares)

Balances at January 1, 2004	2,155,715	$5,081	9,100	$8,278	45,387,802	$85,232	$(17)	$(82,915)	$—	$10,578
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	21	—	—	—	21
Stock compensation from modification of employee stock options	—	—	—	—	—	9	—	—	—	9
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	7
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	182,267	90	—	—	—	90
Issuance of common stock to investors, net of issuance costs	—	—	—	—	1,000,000	610	—	—	—	610
Issuance of common stock upon surrender of warrants	—	—	—	—	3,878,201	1,755	—	—	—	1,755
Issuance of common stock upon exercise of stock options	—	—	—	—	20,076	15	—	—	—	15
Issuance of common stock upon conversion of Series B preferred stock	—	—	(700)	(700)	743,732	700	—	—	—	—
Issuance of common stock upon conversion of accrued dividends for Series B preferred stock	—	—	—	—	4,410	4	—	—	—	4
Dividends on Series B preferred stock	—	—	—	—	—	—	—	(676)	—	(676)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(832)	—	(832)

Balances at December 31, 2004	2,155,715	5,081	8,400	7,578	51,216,488	88,436	(10)	(84,423)	—	11,581
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	29	—	—	—	29
Deemed dividend on Series B preferred stock	—	—	—	—	—	84	—	(84)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	5
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	347,023	151	—	—	—	151
Issuance of common stock upon cashless exercise of warrant	—	—	—	—	42,927	—	—	—	—	—
Issuance of common stock dividend to Series B holders in lieu of cash dividend	—	—	—	—	1,344,000	671	—	(671)	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	157,735	107	—	—	—	107
Issuance of common stock upon conversion of Series B preferred stock	—	—	(1,275)	(1,275)	1,353,118	1,275	—	—	—	—
Deemed dividend related to the redemption of Series B preferred stock	—	—	—	1,538	—	(177)	—	(1,361)	—	—
Series B preferred stock redemption amount reclassified to current liability	—	—	(7,125)	(7,841)	—	—	—	—	—	(7,841)
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	—	7,392	—	7,392

Total comprehensive income	—	—	—	—	—	—	—	—	—	7,390

Balances at December 31, 2005	2,155,715	5,081	—	—	54,461,291	90,576	(5)	(79,147)	(2)	11,422
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	—	—	127,811	1,154	—	—	—	1,154
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	5
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	513,571	348	—	—	—	348
Issuance of common stock upon exercise of stock options	—	—	—	—	572,191	521	—	—	—	521
Issuance of common stock to investors, net of issuance costs	—	—	—	—	11,400,000	12,741	—	—	—	12,741
Issuance of common stock upon cashless exercise of warrants	—	—	—	—	1,647,440	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	18,500	12	—	—	—	12
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(10,109)	—	(10,109)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,106)

Balances at December 31, 2006	2,155,715	$5,081	—	$—	68,740,804	$105,352	$—	$(89,256)	$1	$16,097

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows Provided by (Used in) Operating Activities
Net income (loss)	$(10,109)	$7,392	$(832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	1,154	29	30
Amortization of deemed discount on convertible debentures	—	108	522
Depreciation and amortization	316	995	1,208
Gain on sale of product lines	—	(9,642)	—
Other	5	13	187
Changes in operating assets and liabilities:
Accounts receivable	(1,058)	1,624	(188)
Inventories	(1,388)	(34)	(719)
Prepaid expenses and other current assets	(101)	(418)	34
Accounts payable	649	402	(299)
Income taxes payable	(200)	200	—
Accrued compensation	310	(265)	616
Sales-related reserves	203	473	1,101
Other accrued liabilities	(111)	27	128
Other non-current liabilities	602	463	(30)

Net cash provided by (used in) operating activities	(9,728)	1,367	1,758

Cash Flows Provided by (Used in) Investing Activities
Acquisition of purchased technology	(4,086)	(2,000)	—
Purchase of short-term investments	(10,136)	(6,141)	(1,000)
Proceeds from the sale and maturities of short-term investments	13,790	—	1,000
Purchase of property, equipment and leasehold improvements	(205)	(241)	(220)
Net proceeds from sale of product lines	—	24,794	—
Proceeds from the sale of equipment	—	1	2
Changes in deposits and other assets	83	6	(15)

Net cash provided by (used in) investing activities	(554)	16,419	(233)

Cash Flows Provided by (Used in) Financing Activities
Issuance of common stock and warrants, net	13,622	258	2,470
Payment of preferred stock dividends	—	—	(672)
Short-term borrowings	—	191	516
Redemption of Series B preferred stock	(7,841)	—	—
Redemption of convertible debentures and repayment of note payable	—	(6,200)	—
Proceeds from Defiante note	—	—	2,200
Repayment of short-term debt and capital lease obligations	—	(326)	(530)

Net cash provided by (used in) financing activities	5,781	(6,077)	3,984

Increase (decrease) in cash and cash equivalents	(4,501)	11,709	5,509
Cash and cash equivalents at beginning of year	20,438	8,729	3,220

Cash and cash equivalents at end of year	$15,937	$20,438	$8,729

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$275	$420

Cash paid for income taxes	$193	$—	$—

Non-Cash Investing and Financing Activities:
Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$—	$671	$—

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$—	$1,275	$704

Equipment acquired under capital lease	$—	$—	$44

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on novel therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). The Company’s strategy is to (i) acquire or license commercial products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired or licensed at a reasonable valuation relative to the Company’s cost of capital, (ii) develop through corporate collaborations new medications focused on its target markets that would generally require lower capital investment when compared to traditional pre-clinical development programs, and (iii) co-promote selected CNS commercial products of other pharmaceutical companies. During 2006 the Company owned and marketed two commercial products: H.P. Acthar® Gel (“Acthar”) and Doral®. The Company acquired the rights to Doral (quazepam) in the United States in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of a wide range of conditions with an inflammatory component, including the treatment of flares associated with multiple sclerosis and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. The Company promotes its products to the nationwide audience of physicians who are current and potential high prescribers of Acthar and Doral through its 45-position field-based sales organization.

In connection with the Company’s CNS-focused strategy, on October 17, 2005, the Company completed the sale of its non-CNS product lines Nascobal®, a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin®, an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil®-125, an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function, to QOL Medical LLC. The transaction resulted in net proceeds of $24.8 million. Further details on the sale of these non-core product lines are provided in Note 2 — Sale of Nascobal, Ethamolin, and Glofil-125 Product Lines. This transaction provided the Company with capital to retire its remaining outstanding debt of $2.1 million in October 2005, redeem its outstanding Series B Preferred Stock for $7.8 million in January 2006, expand its sales organization, fund its on-going operations, and help expand its CNS product portfolio.

The Company also had an agreement to promote and sell VSL#3®, a patented probiotic marketed as a dietary supplement to promote normal gastrointestinal function, which expired in January 2005.

As mentioned above, in May 2006, the Company purchased the rights in the United States to Doral from MedPointe Healthcare Inc. The Company’s total purchase price, including acquisition costs, was $4.1 million. Further details are provided in Note 4 — Product Acquisitions.

In August 2006, the U.S. Food and Drug Administration (“FDA”) accepted for review the Company’s supplemental new drug application (“sNDA”) seeking approval for Acthar for the treatment of infantile spasms. The Company anticipates that the FDA will take action on the sNDA during the second quarter of 2007. No drug is currently approved in the United States for the treatment of infantile spasms.

In November 2006, the Company initiated a clinical development program under its investigational new drug (“IND”) application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain. Further details are provided in Note 3 — Product Development.

In December 2006, the Company sold 10,510,000 shares of common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of its common stock to certain insiders of the Company at a purchase price of $1.45 per share. The net offering proceeds were approximately $12.7 million after

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deducting placement agency fees and offering expenses. All of the shares were offered by the Company under an effective shelf registration statement previously filed with the Securities and Exchange Commission. Further details are provided in Note 11 — Preferred Stock and Shareholders’ Equity and in Note 13 — Related Party Transactions.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Need to Raise Additional Capital

The Company has incurred significant operating losses and negative cash flows from operations since its inception. At December 31, 2006, the Company had an accumulated deficit of $89.3 million and working capital of $17.5 million. Management believes that cash resources at December 31, 2006 will be sufficient to fund operations through at least December 31, 2007. If the Company’s existing cash resources are not sufficient to meet its obligations, it will seek to raise additional capital through public or private equity financing or from other sources. Such financing may not be available under acceptable terms, if at all.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

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

	December 31,
% of Accounts Receivable	2006	2005

Wholesaler A	45%	22%
Wholesaler B	26%	27%
Wholesaler C	14%	24%
Other customers	15%	27%

	100%	100%

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
% of Gross Product Sales	2006	2005	2004

Wholesaler A	36%	35%	29%
Wholesaler B	28%	29%	28%
Wholesaler C	27%	23%	24%
Other customers	9%	13%	19%

	100%	100%	100%

The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. All of the Company’s manufacturers are sole-source manufacturers and no alternative suppliers exist.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out or FIFO basis. Reserves for excess and obsolete inventories are provided for on a product-by-product basis, based upon the expiration date of products, inventory levels in relation to forecasted sales volume, and historical demand for the products.

Property and Equipment

Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Useful Lives
in Years

Laboratory equipment	5
Manufacturing equipment	5-8
Office equipment, furniture and fixtures	3-5
Leasehold improvements	4-10

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets as of December 31, 2006 consist of goodwill and purchased technology. As of December 31, 2005, intangible and other long-lived assets consisted of goodwill. The goodwill was generated from a 1999 merger. Goodwill is not amortized, but instead is tested for impairment at least annually. Any impairment loss recognized will be charged to operations. Purchased technology associated with the acquisition of products is stated at cost and amortized over the estimated sales life of the product. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. As of December 31, 2006, the purchased technology consisted of the direct costs associated with the acquisition of Doral. The costs are being amortized over an estimated life of 15 years. Further details related to the acquisition of Doral are provided in Note 4 — Product Acquisitions.

Impairment of Long-Lived Assets

Long-lived assets, consisting of property and equipment and purchased technology, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value.

Revenue Recognition

Product sales are recognized upon shipment of product, provided the title to the product has been transferred at the point of shipment. If the title to the product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company sells its products to wholesalers, who in turn sell these products to pharmacies and hospitals. In the case of VSL#3, the Company sold directly to consumers. The Company does not require collateral from its customers. Revenues from product sales are recorded net of estimated reserves for product returns from wholesalers, hospitals and pharmacies; government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products purchased by patients covered by Medicaid; and cash discounts for prompt payment.

The Company issues credit memoranda for the return of expired product within six months beyond the expiration date for product lots released after May 31, 2004. Customers who return expired product from production lots released after May 31, 2004 are issued credit memoranda equal to the sales value of the product returned, and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as future credit memoranda are issued, with an offset to accounts receivable. For product lots released prior to June 1, 2004, the Company allowed customers to return expired product for exchange within six months beyond the expiration date. Returns from these product lots were exchanged for replacement product, and estimated costs for such exchanges, which included actual product costs and related shipping charges, are included in Cost of Product Sales in the accompanying Consolidated Statements of Operations. As of December 31, 2006, the Company had no obligations under the product exchange policy. Returns are subject to inspection prior to acceptance. Subsequent to the sale of the Nascobal, Ethamolin and Glofil-125 product lines on October 17, 2005 (see Note 2), the Company no longer had access to Nascobal or Ethamolin to facilitate product replacements under the product replacement policy. As a result, credit was issued on all returns of these products after October 17, 2005. For Glofil-125 and VSL#3, the Company accepted no returns of expired product.

The Company records estimated sales reserves for credit memoranda based primarily on historical return rates by product and analysis of return merchandise authorizations. The Company also considers sales patterns, current inventory on hand at wholesalers, changes in prescription demand, and other factors such as shelf life. The Company routinely assesses the historical returns and other experience including customers’ compliance with its return goods policy and adjusts its reserves as appropriate. The Company records estimated sales reserves for Medicaid rebates and government chargebacks by analyzing historical rebate and chargeback percentages, allowable Medicaid prices, and other factors, as required. Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. For qualified customers, the Company grants payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

Reserves for government chargebacks, Medicaid rebates, and product returns were $2.8 million and $2.6 million at December 31, 2006 and 2005, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets. In connection with the sale of the Nascobal, Ethamolin and Glofil-125 product lines, the Company was responsible for all Medicaid rebates and government chargebacks on its sales of these products through October 17, 2005. The Company was also responsible for product returns on its sales of Nascobal and Ethamolin through October 17, 2005, but only to the extent the returns were authorized by January 31, 2006. Included in total Sales-Related Reserves as of December 31, 2005 is $478,000 related to the financial obligations associated with Nascobal and Ethamolin. As of December 31, 2006, the Company had no sales-related reserve obligations related to the divested product lines.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Shipping and handling costs are included in Cost of Product Sales in the accompanying Consolidated Statements of Operations.

Research and Development

The costs included in research and development relate primarily to costs associated with the Company’s submission of its sNDA for Acthar for the treatment of infantile spasms, the development of QSC-001, the evaluation of other development opportunities, manufacturing site transfers and medical and regulatory affairs compliance activities. Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Income (Loss) Per Share Applicable to Common Shareholders

The Company calculates net income (loss) per share applicable to common shareholders in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share and Emerging Issues Task Force (“EITF”) 03-06, Participating Securities and the Two — Class Method Under SFAS 128. SFAS No. 128 and EITF 03-06 together require the presentation of “basic” net income (loss) per share and “diluted” net income (loss) per share. Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company has determined that its Series A Preferred Stock meets the definition of a participating security, and allocated a portion of its net income for the year ended December 31, 2005 to its Series A Preferred Stock on a pro rata basis. Net loss has not been allocated to the Series A Preferred Stock for the years ended December 31, 2006 and 2004 as the Series A Preferred Stock does not have a contractual obligation to share in the losses of the Company. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income per share applicable to common shareholders, net income applicable to common shareholders is divided by the weighted average common shares outstanding. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the years ended December 31, 2006, 2005 and 2004, respectively, and the effect of dilutive potential common shares on the number of shares used in computing basic net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2006	2005	2004

Net income (loss) applicable to common shareholders	$(10,109)	$5,068	$(1,508)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	56,732	52,477	50,884
Effect of dilutive potential common shares:
Stock options	—	830	—
Warrants and placement agent unit options	—	16	—

Diluted	56,732	53,323	50,884

Basic and diluted net income (loss) per share applicable to common shareholders	$(0.18)	$0.10	$(0.03)

Had the Company been in a net income position for the year ended December 31, 2006, the calculation of diluted net income per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding 8,179,315 stock options, nonvested restricted stock awards of 127,811 common shares, an estimated 38,000 common shares to be issued under the Employee Stock Purchase Plan in the current purchase period, 2,155,715 shares of Series A Preferred Stock, placement agent unit options for 127,676 shares and 613,938 warrants.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the Company’s share-based compensation expense could be significantly different from what the Company has recorded in the current period. As a result of adopting SFAS No. 123(R) using the modified-prospective method, the Company’s net loss applicable to common shareholders for the year ended December 31, 2006 includes approximately $1.0 million of share-based compensation expense related to employees and non-employee members of its board of directors.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R) in the fourth quarter of 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The adoption did not have a material impact on the Company’s results of operations and financial condition.

Prior to January 1, 2006, the Company accounted for share-based payments to its employees and non-employee members of its board of directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS No. 148, prior to the adoption of SFAS No. 123(R), the Company provided pro forma disclosure of net income (loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, the Company accounted for pre-vesting forfeitures as they occurred. The Company’s operating results for prior periods have not been restated.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) per share applicable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2005	2004

Net income (loss) applicable to common shareholders, as reported	$5,068	$(1,508)
Add: Share-based employee compensation expense included in reported net income (loss)	5	7
Add: Adjustment to share-based employee compensation due to forfeitures of unvested options, primarily related to officer resignations	—	488
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(445)	(720)

Net income (loss) applicable to common shareholders, pro forma	$4,628	$(1,733)

Basic and diluted net income (loss) per share applicable to common shareholders:
As reported	$0.10	$(0.03)

Pro forma	$0.09	$(0.03)

Further details related to the Company’s equity incentive plans and its adoption of SFAS No. 123(R) are provided in Note 11 — Preferred Stock and Shareholders’ Equity.

Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the accompanying Consolidated Statements of Preferred Stock and Shareholders’ Equity.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Segment Information

The Company has determined that it operates in one business segment.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net product sales by therapeutic area (in thousands):

	Years Ended December 31,
	2006	2005	2004

Neurology	$12,788	$8,425	$8,168
Gastroenterology	—	5,084	9,399
Nephrology	—	653	837

	$12,788	$14,162	$18,404

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

2.	Sale of Nascobal, Ethamolin and Glofil-125 Product Lines

On October 17, 2005 (the “Closing Date”), the Company sold its Nascobal, Ethamolin and Glofil-125 product lines (the “Product Lines”) to QOL Medical LLC (“QOL”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and QOL executed as of the same date. Pursuant to the Purchase Agreement, QOL paid the Company an aggregate purchase price of $28.3 million and assumed the potential obligation to pay $2.0 million to Nastech Pharmaceuticals, Inc. (“Nastech”) upon the issuance by the U.S. Patent and Trademark Office of a patent on Nascobal nasal spray. Of the $28.3 million gross proceeds from the transaction, $2.1 million was paid to Defiante Farmaceutica Lda (“Defiante”), to satisfy in full all amounts outstanding on the Closing Date under a promissory note issued by the Company on July 31, 2004, in favor of Defiante; $2.0 million was paid to Nastech, the prior owner of Nascobal, and the Company’s supplier of Nascobal product, as an inducement for Nastech to provide additional intellectual property and contractual rights to QOL and for Nastech to consent to the assignment to QOL of its supply agreement and its asset purchase agreement with the Company; $1.5 million was paid for other transaction costs and expenses; and, $200,000 was paid in March 2006 for estimated federal and state income taxes. This resulted in proceeds from the transaction of $24.8 million before payment of the outstanding balance on the closing date of the Defiante note payable and the estimated income taxes. After these payments, the net proceeds were $22.5 million. The proceeds of $24.8 million were reduced by the carrying value of the Nascobal net purchased technology of $14.0 million and other deductions of $1.2 million for a net gain from the sale of the Product Lines of $9.6 million for the year ended December 31, 2005. The sale of the Product Lines was

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not reported as a discontinued operation because the divested Product Lines were part of a larger cash-flow generating group and did not represent a separate operation of the Company. Pursuant to the terms of the Purchase Agreement, the Company made certain representations and warranties concerning the Product Lines and the Company’s authority to enter into the Purchase Agreement and consummate the transactions contemplated thereby. The Company also made certain covenants which survived the Closing Date, including a covenant not to operate a business that competes, on a worldwide basis, with the Product Lines for a period of six years from the Closing Date. In the event of a breach of the representations, warranties or covenants made by the Company, QOL will have the right, subject to certain limitations, to seek indemnification from the Company for any damages that it has suffered as result of such breach.

3.	Product Development

In November 2006, the Company initiated a clinical development program under its IND application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain. QSC-001 is being formulated by Eurand, a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. QSC-001 would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. The Company owns the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. Eurand would receive milestone payments upon the achievement of certain development milestones.

4.	Product Acquisitions

In May 2006, the Company purchased the rights in the United States to Doral from MedPointe Healthcare Inc (“MedPointe”) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, which occurs frequently in patients with CNS diseases and disorders. The Company made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to the Company’s receipt of written notification from the FDA of the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, the Company acquired the finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. (“IVAX”) on net sales of Doral. In January 2007, the Company made a cash payment of $300,000 to IVAX to eliminate the royalty obligation (see Note 17). MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The Company is promoting Doral to neurologists with its existing sales organization and commenced shipments in late May 2006. The Company accounted for the Doral product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. The Company attributed $4.1 million, which included acquisition costs of $129,000, to purchased technology, and $42,000 to inventory. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

In June 2003, the Company acquired Nascobal, a nasal gel formulation of Cyanocobalamin USP (Vitamin B-12), from Nastech. Under the terms of the Nascobal Asset Purchase Agreement (“Nascobal Agreement”), the Company made initial cash payments of $14.2 million. As part of the acquisition, the Company also acquired the rights to Nascobal nasal spray, an improved dosage form, for which a new drug application (“NDA”) was filed by Nastech with the FDA at the end of 2003. Under the terms of the Agreement, subject to the approval of the NDA for the new Nascobal nasal spray dosage form by the FDA, the Company was required to make a $2.0 million payment for the transfer of the NDA from Nastech to the Company. The NDA for Nascobal spray was approved by the FDA in February 2005, and the Company paid the required $2.0 million to Nastech in February 2005. The Company accounted for the Nascobal product acquisition as an asset purchase and allocated the purchase

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price based on the fair value of the assets acquired. Of the purchase cost of $14.3 million, which included acquisition costs of $0.1 million, $14.2 million was attributed to purchased technology, and $0.1 million to inventory. Purchased technology was amortized over the estimated life of 15 years through September 30, 2005. In connection with the sale of the Nascobal product line on October 17, 2005, the Company included the carrying value of the Nascobal purchased technology in calculating the gain on the sale of product lines (see Note 2).

5.	Investments

Following is a summary of cash equivalents and short-term investments, classified as available for sale, at fair value, based on quoted market prices for these investments (in thousands):

	Gross	Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value

December 31, 2006
Cash equivalents:
Money market funds	$15,423	$—	$15,423

Short-term investments:
Commercial paper	$1,987	$1	$1,988
Corporate bonds	500	—	500

	$2,487	$1	$2,488

December 31, 2005
Cash equivalents:
Money market funds	$7,706	$—	$7,706
Commercial paper	1,996	1	1,997
Corporate bonds	6,858	(1)	6,857

	$16,560	$—	$16,560

Short-term investments:
Commercial paper	$989	$1	$990
Corporate bonds	5,152	(3)	5,149

	$6,141	$(2)	$6,139

The net realized gains on sales of available-for-sale investments were not significant for the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, all of the Company’s short-term investments had maturities of less than one year. The average contractual maturity as of December 31, 2006 was approximately five months.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Raw materials	$2,120	$1,335
Finished goods	1,082	342
Less allowance for excess and obsolete inventories	(237)	(100)

	$2,965	$1,577

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Laboratory equipment	$8	$8
Manufacturing equipment	602	515
Office equipment, furniture and fixtures	1,085	983
Leasehold improvements	408	392

	2,103	1,898
Less accumulated depreciation and amortization	(1,438)	(1,243)

	$665	$655

Depreciation and amortization expense for property and equipment totaled $195,000, $191,000 and $257,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	December 31,
	2006	2005

Purchased technology	$4,086	$—
Less accumulated amortization	(121)	—

	$3,965	$—

Purchased technology at December 31, 2006 consists of the Company’s acquisition costs for Doral (see Note 4) less amortization of $121,000. For the years ended December 31, 2005 and 2004, amortization of purchased technology for Nascobal totaled $804,000 and $951,000, respectively. Amortization of purchased technology is included in Depreciation and Amortization expense in the accompanying Consolidated Statements of Operations. In connection with the sale of the Nascobal product line in October 2005 the Company included the carrying value of the Nascobal purchased technology in calculating the gain on the sale of product lines (see Note 2).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill consists of the following (in thousands):

	December 31,
	2006	2005

Goodwill	$1,023	$1,023
Less accumulated amortization	(724)	(724)

	$299	$299

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill on an annual basis for impairment. The fair value is compared to the carrying value of the Company’s net assets including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2006 and 2005, the Company determined that goodwill was not impaired. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment test.

For the year ended December 31, 2004, the Company tested its goodwill (including assembled workforce) for impairment. The assembled workforce was generated from a 1999 merger and represented the value of the employees that the Company retained subsequent to the merger based upon the cost to replace the retained employees. In evaluating the assembled workforce, the Company determined that the cost to replace the remaining employees would be minimal. Hence, the Company concluded that the remaining assembled workforce was impaired and the carrying value of $180,000 related to the assembled workforce was written off in the fourth quarter of 2004. The impairment loss is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.

9.	Redemption of Convertible Debentures and Repayment of Note Payable

In March 2002, the Company issued $4.0 million of 8% convertible debentures to an institutional investor and Defiante, a wholly-owned subsidiary of Sigma-Tau Finanziaria SpA (“Sigma Tau”), a related party (see Note 13). The convertible debentures were due in March 2005. In March 2005, the Company entered into amendments to the convertible debentures whereby the maturity date of the debentures was extended from March 15, 2005 to April 15, 2005. On April 15, 2005, the Company redeemed the convertible debentures in full in cash totaling $4.0 million, plus accrued interest of $94,000 to April 15, 2005.

On July 31, 2004, the Company issued a $2.2 million secured promissory note to Defiante. The interest rate on the note was 9.83% per annum, and required interest only payments for the first twelve months, with monthly principal and interest payments thereafter through August 2008. During the year ended December 31, 2005, the Company paid the $2.2 million note in full, including the remaining outstanding principal of $2.1 million plus accrued interest of $9,400 in October 2005 in connection with the sale of the product lines (see Note 2).

10.	Indemnifications, Commitments and Contingencies

Indemnifications

The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2006 and 2005.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Leases

The Company leases office facilities under various operating lease agreements, with remaining terms that extend to November 2012. The Company has also entered into automobile and office equipment leases, with remaining terms that extend to October 2009. Minimum future obligations under the leases as of December 31, 2006 are as follows (in thousands):

			Automobile
	Union City	Hayward	and Office	Operating
	Office	Office	Equipment	Leases
Year Ending December 31,	Lease	Lease	Leases	Total

2007	$547	$779	$269	$1,595
2008	569	808	226	1,603
2009	592	839	15	1,446
2010	616	870	—	1,486
2011	156	902	—	1,058
Thereafter	—	816	—	816

	$2,480	$5,014	$510	$8,004

In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment at its 30,000 square foot Hayward, California facility. Due to the termination of the Company’s then existing drug discovery programs, the space and equipment were no longer needed. In May 2001, the sublessee of the Hayward facility subleased and fully occupied the entire 30,000 square foot facility after the Company relocated to its current facility in Union City, California. The sublease expired in July 2006 and the Company is searching for a new tenant. The Company’s master lease on the Hayward facility expires in November 2012. The Company has the ultimate obligation under the master lease for the Hayward facility. The Company determined that there was no loss associated with the Hayward facility when it initially subleased the space as the Company expected cash inflows from the sublease to exceed its rent cost over the term of the master lease. However, the Company reevaluated this in 2005 when the sublessee notified the Company that it would not be renewing the sublease beyond July 2006. As a result, the Company computed a loss on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. During the fourth quarter of 2005, the Company recognized a loss of $415,000 on the master lease and a liability of $1.1 million as of December 31, 2005 related to future lease obligations as the Company determined that it may not be able to fully recover its lease cost through the expiration of the master lease. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2006,

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company revised its estimate of the liability and recorded an additional loss of $536,000, of which $317,000 was recognized during the quarter ended December 31, 2006. During the years ended December 31, 2006 and 2005, the Company recognized total expense of $762,000 and $415,000, respectively, related to the Hayward facility. As of December 31, 2006 and 2005, the estimated liability related to the Hayward facility totaled $1.7 million and $1.1 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.

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

During the year ended December 31, 2003, the Company vacated a facility in Carlsbad, California and subleased the entire facility under two separate subleases that expired in July 2005 and January 2006.

Rent expense for facility, equipment and automobile leases totaled $911,000, $1.5 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net rental income totaled $243,000 and $277,000 for the years ended December 31, 2005 and 2004, respectively.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Commitments

The Company has an agreement with BioVectra dcl to produce the active pharmaceutical ingredient used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar active pharmaceutical ingredient during the term. The kilogram commitment resulted in a financial commitment of approximately $1.7 million. The agreement terminates in December 2007 and includes two one-year extension options. The Company met the production requirement during the year ended December 31, 2006.

11.	Preferred Stock and Shareholders’ Equity

Preferred Stock

Pursuant to its Amended and Restated Articles of Incorporation (“Articles of Incorporation”), the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series. The Articles of Incorporation authorize the issuance of Preferred Stock in classes and the board of directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions. As of December 31, 2006, the Company had outstanding 2,155,715 shares of Series A Preferred Stock that are held by Shire Pharmaceuticals Ltd. The Series A Preferred Stock is entitled to receive dividends concurrently with the common stock, if any, as may be declared from time to time by the board of directors out of assets legally available therefrom. The Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock is convertible, at the option of the holder of such share, into one share of common stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of common stock. The Series A Preferred Stock has a liquidation preference equal to $4.64 per share plus all declared and unpaid dividends which is payable upon the occurrence of a liquidation, consolidation, merger or the sale of substantially all of the Company’s stock or assets. The Company excluded the Series A Preferred Stock from total shareholders’ equity due to the nature of the liquidation preference

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Series A Preferred Stock. During the year ended December 31, 2005, the Company allocated $208,000 of undistributed earnings to Series A Preferred Stock. The amount represented an allocation of a portion of the Company’s net income for the year ended December 31, 2005 to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of the Company’s net income to the Series A preferred stockholder.

The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10.0 million and each holder was entitled to a quarterly dividend at an initial rate of 8% per year, which rate would increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The Series B Preferred Stock was convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. Through December 31, 2004, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 was converted into 1,724,912 shares of common stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of common stock at an exercise price of $0.9412 per share, subject to certain anti-dilution adjustments. The warrants were initially set to expire in January 2007. The Company had the right commencing on January 1, 2006 (assuming specified conditions were met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and accrued interest. In addition, upon the occurrence of designated Optional Redemption Events (as defined in the Certificate of Determination), the holders had the right to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest. The Optional Redemption Events were all within the control of the Company. Therefore, in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, the Company classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company had elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it was uncertain whether or when the redemption events described above would occur.

In March 2005, the Company entered into a Series B Preferred Shareholder Agreement and Waiver with all of the holders of the outstanding shares of its Series B Preferred Stock. Pursuant to such agreement (i) the holders waived certain rights to receive additional dividends through March 31, 2006, (ii) the holders, with respect to dividends payable on April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, accepted as full and complete payment of all such dividend payments the issuance by the Company to them in a private placement of shares of the Company’s common stock having an aggregate value equal to the dividends otherwise payable on those dates, with the shares of common stock so issued valued at fair market value based upon a ten-day weighted average trading price formula through March 29, 2005, and (iii) the expiration date of the warrants to purchase shares of the Company’s common stock held by the holders was extended for one year, until January 15, 2008. Accordingly, on April 1, 2005, the Company issued 1,344,000 shares of common stock in a private placement to holders of its Series B Preferred Stock. As a result of the extension of the warrant expiration date, the Company revalued the warrants issued to the Series B preferred stockholders, resulting in an incremental value of $84,000 which decreased the carrying value of the Series B Preferred Stock. The warrants were valued using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 3.9%; an expiration date of January 15, 2008; volatility of 59% and a dividend yield of 0%. In connection with the revaluation, the Company recorded $84,000 related to the beneficial conversion feature on the Series B Preferred Stock as an additional deemed dividend, which increased the carrying value of the Series B Preferred Stock. For the year ended December 31, 2005, the deemed dividend reduced net income applicable to common shareholders in the calculation of basic and diluted net income per share applicable to common shareholders.

In November 2005, the Company notified its holders of its Series B Preferred Stock of its intent to redeem all outstanding shares of Series B Preferred Stock on January 3, 2006. Pursuant to the terms of the Series B Preferred Stock, January 1, 2006 was the first date on which the Company could redeem the Series B Preferred Stock. The Series B preferred stockholders had the option to convert all or part of their Series B Preferred Stock into the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock prior to the January 3, 2006 redemption date. During the year ended December 31, 2005, the Company issued 1,353,118 shares of its common stock to the Series B stockholders upon conversion of 1,275 shares of Series B Preferred Stock. The Company adjusted the carrying value of the 7,125 outstanding shares of the Series B Preferred Stock to its redemption amount of $7.8 million at December 31, 2005, and classified it as a current liability. In January 2006, the Company made a cash payment of $7.8 million to redeem all outstanding shares of Series B Preferred Stock. The Company also recorded a deemed dividend of $1.4 million in the fourth quarter of 2005 representing the primary difference between the redemption amount and the carrying value of the Series B Preferred Stock. For the year ended December 31, 2005, the deemed dividend reduced net income applicable to common shareholders in the calculation of basic and diluted net income per share applicable to common shareholders.

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

During the year ended December 31, 2006, warrants to purchase 18,500 shares of the Company’s common stock were exercised for cash and 1,647,440 shares of the Company’s common stock were issued upon the cashless net exercise of 2,889,925 warrants in accordance with the terms of the warrants issued to certain former Series B preferred stockholders. During the year ended December 31, 2005, 42,927 shares of common stock were issued upon the cashless net exercise of warrants in accordance with the terms of the warrants.

In December 2006, the Company sold 10,510,000 shares of its common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of its common stock to certain insiders of the Company at a purchase price of $1.45 per share (see Note 13). The net offering proceeds were approximately $12.7 million after deducting placement agency fees and offering expenses. All of the shares were offered by the Company under an effective shelf registration statement previously filed with the Securities and Exchange Commission.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants Outstanding

The Company had 613,938 warrants outstanding at December 31, 2006 at a weighted average exercise price per share of common stock of $1.32 and a weighted average remaining contractual life of 1.25 years. Exercise prices for the warrants outstanding as of December 31, 2006 are as follows:

	Number		Expiration
Exercise Price	Outstanding	Date Issued	Date

$ 0.94	135,996	1/15/2003	1/15/2008
$ 1.26	475,248	6/11/2003	6/11/2008
$31.51	2,694	3/12/1997	3/12/2007

	613,938

Placement Agent Unit Options

At December 31, 2006, the Company had placement agent unit options outstanding to purchase 127,676 shares of the Company’s common stock at an aggregate exercise price of approximately $82,000. These placement agent unit options expire in December 2007.

Equity Incentive Plans and Share-Based Compensation Expense

The Company had the following share-based equity incentive plans during the year ended December 31, 2006: the 2006 Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of the Company’s board of directors, and consultants; the 1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of the Company’s board of directors, and consultants; the 2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These plans are more fully described below.

In May 2006, the Company’s shareholders approved the adoption of the 2006 Equity Incentive Award Plan. Upon the adoption of the 2006 Equity Incentive Award Plan, the Company ceased grants under the Company’s 1992 Employee Stock Option Plan. The 2006 Equity Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants, stock appreciation rights, restricted stock units and dividend equivalents. Equity incentives under the 2006 Equity Incentive Award Plan and the 1992 Employee Stock Option Plan generally include four year vesting periods, an exercise price that equals the fair market value of the Company’s common stock on the date of grant, and maximum terms of ten years. Restricted stock awards entitle the recipient to full dividend and voting rights. Nonvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The aggregate number of shares of common stock authorized for issuance under the 2006 Equity Incentive Award Plan is 6,250,000 shares.

The Company’s 2004 Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 stock options to purchase common stock upon appointment as a non-employee director and 15,000 stock options each January thereafter for continuing service upon reappointment. Such stock option grants vest over four years. In addition, 10,000 stock options are granted to members of one or more committees of the board of directors and an additional 7,500 stock options to chairmen of one or more committees. Such stock option grants are fully vested at the time of grant. As originally approved by shareholders, such option grants had an option exercise price equal to 85% of the fair market value on the date of grant. However, in May 2004, the Company’s Board of Directors approved an amendment to the 2004 Non-Employee Directors’ Equity Incentive Plan to provide that all option grants be made at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant. The maximum term of the stock options granted is ten years. Under the terms of the 2004 Non-

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Directors’ Equity Incentive Plan, 1,250,000 shares of the Company’s common stock were authorized for grant.

The Employee Stock Purchase Plan provides for eligible employees to make payroll deductions of 1% to 15% of their earnings to purchase the Company’s common stock during an offering period. The purchase price of the common stock is the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on a purchase date within the offering period. Purchase dates are February 28, May 31, August 31, and November 30. Effective with new offerings in 2006, an offering period has a term of twelve months, subject to a reset feature designated under the Employee Stock Purchase Plan. Under the reset feature, if the fair market value of the Company’s common stock on a purchase date during the offering period is lower than the fair market value on the offering date of that same offering period, the offering period will be automatically terminated following the purchase of shares on the purchase date and a new offering period will commence on the next day after the purchase date. The new offering period will continue for a period of twelve months, subject to the reset provision. Prior to 2006, an offering period was twenty four months, subject to the reset feature. In May 2006, the Company’s shareholders approved an amendment to the Employee Stock Purchase Plan to increase the total number of shares authorized for issuance from 900,000 shares to 2,400,000 shares.

As described in Note 1, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the year ended December 31, 2006 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006 as follows (in thousands):

Year Ended
December 31, 2006

Cost of product sales	$6
Selling, general and administrative	965
Research and development	56

Total	$1,027

Share-based compensation cost related to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. As of December 31, 2006, $2.4 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2006, $151,000 of total unrecognized compensation cost related to the Company’s Employee Stock Purchase Plan is expected to be recognized through November 30, 2007, which represents the end of the current offering period.

The Company has estimated an annual pre-vesting forfeiture rate of 12% for a typical stock award with a four year vesting term. The pre-vesting forfeiture rate was estimated based on historical data. No tax benefit has been recognized related to share-based compensation expense since the Company has incurred operating losses.

The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors included in the total share-based compensation expense recorded by the Company for the year ended

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and the total share-based compensation expense disclosed in Note 1 on a pro forma basis for the years ended December 31, 2005 and 2004 was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term for the year ended December 31, 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term for the years ended December 31, 2005 and 2004 was estimated using factors that included historical exercise patterns and expected terms used by comparable companies. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Years Ended December 31,
	2006	2005	2004

Expected volatility	90-98%	60-69%	42-62%
Weighted average volatility	94%	64%	52%
Risk-free interest rate	4.6-5.1%	3.8-4.4%	2.8-3.9%
Expected term (in years)	6.25	3.9- 4.0	3.5-4.0
Expected dividend yield	0	0	0

The fair value of the option element related to employees’ purchases under the Employee Stock Purchase Plan included in the total share-based compensation expense recorded by the Company for the year ended December 31, 2006 and the total share-based compensation expense disclosed in Note 1 on a pro forma basis for the years ended December 31, 2005 and 2004 was estimated using the Black-Scholes option valuation model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Years Ended December 31,
	2006	2005	2004

Expected volatility	70-98%	63-64%	42-62%
Weighted average volatility	81%	63%	55%
Risk-free interest rate	4.6-5.1%	3.6-4.0%	1.2-2.9%
Expected term (in years)	0.25-1.0	0.24-0.25	0.24-1.0
Expected dividend yield	0	0	0

The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors during the years ended December 31, 2006, 2005 and 2004 was $0.97, $0.28, and $0.28 respectively. The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $0.31, $0.21 and $0.18 for the years ended December 31, 2006, 2005 and 2004, respectively.

Net cash proceeds from the exercise of stock options were $521,000 for the year ended December 31, 2006. Net cash proceeds from the issuance of common stock under the Employee Stock Purchase Plan totaled $348,000, $151,000 and $90,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Shares issued through the Employee Stock Purchase Plan totaled 513,571, 347,023 and 182,267 during the years ended December 31, 2006, 2005 and 2004, respectively. The Company distributes newly issued shares in exchange for the net cash proceeds when stock options are exercised and shares are purchased under the Employee Stock Purchase Plan. The Company has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Stock	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Outstanding at December 31, 2003	9,757,502	$1.27
Granted	1,388,240	0.66
Exercised	(20,076)	0.82
Forfeited or expired	(5,440,207)	1.36

Outstanding at December 31, 2004	5,685,459	$1.03
Granted	4,144,000	0.54
Exercised	(157,735)	0.68
Forfeited or expired	(3,269,650)	0.95

Outstanding at December 31, 2005	6,402,074	$0.76
Granted	3,080,750	1.23
Exercised	(572,191)	0.91
Forfeited or expired	(731,318)	1.47

Outstanding at December 31, 2006	8,179,315	$0.86	8.02	$5,416

Vested and exercisable at December 31, 2006	3,051,293	$0.77	6.75	$2,337

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2006 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $353,000, $33,000, and $4,000 for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2005 and 2004, options to purchase 2,171,460 shares and 3,684,302 shares, respectively, of common stock were exercisable.

The fair value of restricted stock is calculated under the intrinsic value method. A summary of restricted stock outstanding as of December 31, 2005 and changes during the year ended December 31, 2006 are as follows:

Weighted-Average
	Restricted	Grant Date Fair
	Stock	Value

Nonvested shares at December 31, 2005	—	$—
Granted	127,811	1.69
Vested	—	—
Forfeited or expired	—	—

Nonvested shares at December 31, 2006	127,811	$1.69

During the years ended December 31, 2006, 2005 and 2004, there were 136,833, 128,000 and 40,000 options granted to consultants, respectively. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2006, 2005 and 2004 the Company recorded $129,000, $29,000 and $21,000, respectively, as compensation expense related to these options.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2006

Outstanding stock options	8,179,315
Convertible preferred stock issued and outstanding	2,155,715
Placement agent unit options	127,676
Common stock warrants	613,938
Future grant under equity incentive award plans	5,411,233
Future sale under the employee stock purchase plan	1,264,016

17,751,893

12.	Income Taxes

Income tax expense for the year ended December 31, 2005 was $200,000. The income tax expense resulted from the gain on the sale of the Company’s non-core product lines as the Company’s net operating loss carry forwards were limited when calculating alternative minimum taxable income. There was no income tax expense for the years ended December 31, 2006 and 2004 as the Company incurred pre-tax net losses for those years.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $101.4 million and $34.6 million, respectively. Approximately $600,000 of the federal and state net operating loss carryforwards represents deductions from share based compensation for which a benefit would be recorded in shareholders’ equity when realized. The Company also had federal and state research and development tax credits of approximately $1.9 million and $1.1 million, respectively. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2007 through 2026, if not utilized. Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004

Tax expense (benefit) at federal statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal benefit	(5.6)	6.7	(8.9)
Change in valuation allowance	38.2	(38.0)	33.9
Other	1.4	0.0	9.0

Effective tax rate	—%	2.7%	—%

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax liabilities:
Goodwill and purchased intangibles	$100	$(200)

Deferred tax assets:
Net operating loss carryforwards	$37,200	$33,000
Research and development credits	1,500	1,600
Capitalized research and development expenses	—	100
Acquired research and development	300	900
Other, net	1,400	1,100

Total deferred tax assets	40,400	36,700
Valuation allowance	(40,300)	(36,900)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. Under SFAS No. 123(R), the deferred tax asset for net operating losses as of December 31, 2006 excludes deductions for excess tax benefits related to share based compensation. Accordingly, the Company has reduced deferred tax assets by approximately, $300,000, which represents the unrecognized benefit from stock-option related net operating loss carryforwards as of December 31, 2006 that is potentially available for utilization in future years. The valuation allowance increased by $3.4 million for the year ended December 31, 2006 and decreased by $2.7 million and $100,000 for the years ended December 31, 2005 and 2004, respectively.

13.	Related Party Transactions

In December 2006, the Company sold 890,000 shares of its common stock to certain insiders of the Company at a purchase price of $1.45 per share, which represented the average closing price of the Company’s common stock over the five day period up to and including the date of the offering. Use of such average price was authorized by the American Stock Exchange and was deemed to equal the Company’s per share market value. Broadwood Partners, L.P., a fund controlled by Neal C. Bradsher, a member of the Company’s board of directors, purchased 200,000 shares and Paolo Cavazza, a controlling shareholder of Sigma Tau, purchased 690,000 shares. Sigma-Tau beneficially owned approximately 21% of the Company’s outstanding common stock as of December 31, 2006. The shares were offered by the Company under an effective shelf registration statement previously filed with the Securities and Exchange Commission. Further details are provided in Note 11 — Preferred Stock and Shareholders’ Equity.

In December 2001, the Company entered into a promotion agreement with VSL, a private company owned in part by the major shareholders of Sigma-Tau. In January 2004, the promotion agreement and all amendments were assigned by VSL to Sigma-Tau Pharmaceuticals, a subsidiary of Sigma-Tau. Under these agreements, the Company agreed to purchase VSL#3 from VSL at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product, direct to customers at its cost and expense, subject to certain expense reimbursements. In January 2005, the promotion agreement expired in accordance with its terms. VSL#3 revenue for the years ended December 31, 2005 and 2004 was $71,000 and $1.5 million, respectively, and is included in Net Product Sales in the accompanying Consolidated Statements of Operations. An access fee to Sigma-Tau Pharmaceuticals was calculated quarterly, which varied based upon sales and costs incurred by the Company subject to reimbursement

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under certain circumstances. For the year ended December 31, 2005, the amount of the costs incurred by the Company was greater than the amount owing to Sigma-Tau Pharmaceuticals. The net reimbursement of $44,000 for the year ended December 31, 2005 was recorded as a reduction to Selling, General and Administration expenses in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2004, the amount of the access fee was $355,000 and is recorded as an expense in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2005 and 2004, the Company paid $203,000 and $873,000, respectively, to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees.

On July 31, 2004, the Company issued a $2.2 million secured promissory note to Defiante, a subsidiary of Sigma-Tau. The interest rate on the note was 9.83% per annum. During the year ended December 31, 2005, the Company paid the $2.2 million note in full (see Note 9). The Company also issued a $2.0 million convertible debenture in 2002 to Defiante that was repaid during the year ended December 31, 2005 (see Note 9).

The Company had an option and license agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), for the development of a product. Shire holds all of the Company’s Series A Preferred Stock (see Note 11). Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to the product. This option expired in July 2001 and all development activities ceased. Shire asserted that the Company owed $248,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option. The Company maintains an accrual for this amount.

14.	Defined Contribution Plan

In 2000, the Company adopted a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The plan allows for discretionary contributions by the Company. The Company did not match employee contributions during the years ended December 31, 2006, 2005 and 2004.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities (in thousands).

	Years Ended December 31,
	2006	2005	2004

Net income (loss)	$(10,109)	$7,392	$(832)
Change in unrealized gains (losses) on available-for-sale securities	3	(2)	—

Comprehensive income (loss)	$(10,106)	$7,390	$(832)

16.	Shareholders Rights Plan

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Subsequent Event

In January 2007, the Company made a cash payment of $300,000 to IVAX to eliminate the Doral royalty obligation.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	of Period	Income	Write-Offs	Period
	(In thousands)

Reserves for uncollectible accounts
December 31, 2006	$84	$16	$45	$55
December 31, 2005	$40	$46	$2	$84
December 31, 2004	$60	$(16)	$4	$40
Reserves for cash discounts
December 31, 2006	$16	$308	$292	$32
December 31, 2005	$42	$352	$378	$16
December 31, 2004	$33	$371	$362	$42
Reserves for obsolete and excess inventories
December 31, 2006	$100	$137	$—	$237
December 31, 2005	$107	$42	$49	$100
December 31, 2004	$341	$(61)	$173	$107
Reserves for sales and product return allowances
December 31, 2006	$2,581	$2,767	$2,564	$2,784
December 31, 2005	$1,683	$3,251	$2,353	$2,581
December 31, 2004	$582	$2,278	$1,177	$1,683

All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description

1.1(31)	Placement Agency Agreement dated December 7, 2006 by and between Questcor Pharmaceuticals, Inc. and BMO Capital Markets Corp.
1.2(31)	Form of Purchase Agreement.
2.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2.2(27)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3.1(2)	Amended and Restated Articles of Incorporation of the Company.
3.2(25)	Certificate of Amendment to the Questcor Pharmaceuticals, Inc. Bylaws, dated as of March 2, 2006.
3.3(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3.4(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3.5(5)	Bylaws of the Company.
4.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10.2(8)	1992 Employee Stock Option Plan, as amended.
10.3(9)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10.4(10)	2000 Employee Stock Purchase Plan.
10.5(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10.6(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10.7(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10.8(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10.9(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10.10(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.11(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.12(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10.13(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.14(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.15(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10.16(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10.17(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10.18(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10.19(14)	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10.20(14)	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10.21(14)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.

Exhibit
Number	Description

10.22(15)	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.
10.23(16)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10.24(17)	Letter Agreement between the Company and James L. Fares dated February 17, 2005.
10.25(18)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10.26(18)	Amendment dated March 10, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of SF Capital Partners Ltd.
10.27(19)	2004 Non-Employee Directors’ Equity Incentive Plan.
10.28(20)	Letter Agreement between the Company and Reinhard Koenig dated September 30, 2004.
10.29(20)	Letter Agreement between the Company and James L. Fares dated February 18, 2005.
10.30(20)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.
10.31(20)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.
10.32(20)	Letter Agreement between the Company and Reinhard Koenig dated February 3, 2004.
10.33(20)	Letter Agreement between the Company and Barbara J. McKee dated February 9, 2005.
10.34(20)	Separation Agreement and Release dated March 3, 2005 between the Company and R. Jerald Beers.
10.35(20)	Series B Preferred Shareholder Agreement and Waiver dated March 29, 2005 by and between the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company.
10.36(22)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10.37(23)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.
10.38(23)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.
10.39(23)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.
10.40(24)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10.41(26)	Offer of Employment Letter Agreement between the Company and Craig C. Chambliss dated March 31, 2005.
10.42(26)	Change-in-Control Letter Agreement between the Company and Craig C. Chambliss dated May 1, 2005.
10.43(26)	Severance Letter Agreement between the Company and Craig C. Chambliss dated May 4, 2005.
10.44(26)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.
10.45(28)	2006 Equity Incentive Award Plan.
10.46(29)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10.47(29)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10.48(29)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10.49(28)	2003 Employee Stock Purchase Plan, as amended.
10.50(30)	Offer of Employment Letter Agreement between the Company and Steven Halladay dated October 13, 2006.
10.51(30)	Change-in-Control Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10.52(30)	Severance Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10.53(30)	Offer of Employment Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10.54(30)	Amendment to Offer of Employment Letter Agreement between the Company and Eric Liebler dated October 13, 2006.
10.55(30)	Change-in-Control Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10.56(30)	Severance Letter Agreement between the Company and Eric Liebler dated August 1, 2006.

Exhibit
Number	Description

10.57(32)	Amended Change of Control Letter Agreement between the Company and James L. Fares dated February 13, 2007.
10.58(32)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.
10.59(32)	Amended Change of Control Letter Agreement between the Company and Eric J. Liebler dated February 13, 2007.
10.60(32)	Amended Change of Control Letter Agreement between the Company and George M. Stuart dated February 13, 2007.
10.61(32)	Amended Change of Control Letter Agreement between the Company and Craig C. Chambliss dated February 13, 2007.
10.62(32)	Amended Change of Control Letter Agreement between the Company and Steven Halladay dated February 13, 2007.
10.63(32)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.
16.1(21)	Letter to the Security and Exchange Commission from Ernst & Young LLP.
23.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed on April 10, 2006, and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2006, and incorporated herein by reference.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 8, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.