Form 10-Q
period 2007-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2007-05-11
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At May 4, 2007 there were 69,041,282 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,014	$15,937
Short-term investments	8,660	2,488
Accounts receivable, net of allowance for doubtful accounts of $89 and $55 at March 31, 2007 and December 31, 2006, respectively	2,531	1,783
Inventories, net	2,621	2,965
Prepaid expenses and other current assets	1,008	811

Total current assets	20,834	23,984
Property and equipment, net	674	665
Purchased technology, net	4,192	3,965
Goodwill	299	299
Deposits and other assets	727	722

Total assets	$26,726	$29,635

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,015	$2,154
Accrued compensation	821	1,019
Sales-related reserves	3,399	2,784
Other accrued liabilities	501	521

Total current liabilities	6,736	6,478
Lease termination and deferred rent liabilities	1,773	1,961
Other non-current liabilities	16	18
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at March 31, 2007 and December 31, 2006 (aggregate liquidation preference of $10,000 at March 31, 2007 and December 31, 2006)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 69,041,282 and 68,740,804 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	106,132	105,352
Accumulated deficit	(93,015)	(89,256)
Accumulated other comprehensive gain	3	1

Total shareholders’ equity	13,120	16,097

Total liabilities, preferred stock and shareholders’ equity	$26,726	$29,635

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Net product sales	$3,701	$2,010
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	850	626
Selling, general and administrative	5,550	4,170
Research and development	1,140	380
Depreciation and amortization	123	46

Total operating costs and expenses	7,663	5,222

Loss from operations	(3,962)	(3,212)
Other income (expense):
Interest income	210	181
Other expense, net	(7)	(6)

Total other income	203	175

Net loss	$(3,759)	$(3,037)

Net loss per share — basic and diluted	$(0.05)	$(0.06)

Shares used in computing net loss per share — basic and diluted	68,773	54,562

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(3,759)	$(3,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	496	146
Depreciation and amortization	123	46
Changes in operating assets and liabilities:
Accounts receivable	(748)	(221)
Inventories	344	(120)
Prepaid expenses and other current assets	(197)	(185)
Accounts payable	(139)	(77)
Accrued compensation	(198)	(144)
Sales-related reserves	615	(39)
Other accrued liabilities	(20)	(196)
Income taxes payable	—	(200)
Other non-current liabilities	(190)	144

Net cash flows used in operating activities	(3,673)	(3,883)

INVESTING ACTIVITIES
Purchase of property and equipment	(59)	(46)
Acquisition of purchased technology	(300)	—
Purchase of short-term investments	(8,670)	(3,498)
Maturities of short-term investments	2,500	3,140
Changes in deposits and other assets	(5)	68

Net cash flows used in investing activities	(6,534)	(336)

FINANCING ACTIVITIES
Issuance of common stock, net	284	303
Redemption of Series B preferred stock	—	(7,841)
Repayment of capital lease obligation	—	(2)

Net cash flows provided by (used in) financing activities	284	(7,540)

Decrease in cash and cash equivalents	(9,923)	(11,759)
Cash and cash equivalents at beginning of period	15,937	20,438

Cash and cash equivalents at end of period	$6,014	$8,679

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company that focuses on therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). Questcor owns two commercial CNS products, H.P. Acthar Gel® (“Acthar”) and Doral®. The Company acquired the rights to Doral (quazepam) in the United States in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. The Company’s strategy is to (i) acquire or license commercial products that it believes have sales growth potential, are promotionally responsive to a focused and targeted sales and marketing effort, complement the Company’s therapeutic focus on neurology and can be acquired or licensed at a reasonable valuation relative to the Company’s cost of capital, (ii) develop through corporate collaborations new medications focused on its target markets that would generally require lower capital investment when compared to traditional pre-clinical development programs, and (iii) co-promote selected CNS commercial products of other pharmaceutical companies.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
     Based on the Company’s internal forecasts and projections, the Company believes that its cash resources at March 31, 2007 will be sufficient to fund its operations through at least March 31, 2008, unless a substantial portion of its existing cash is used to acquire, license, develop, and co-promote products for CNS disorders or its revenues are significantly less than it expects. The Company’s future funding requirements will depend on many factors, including: the implementation of its business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; the Company’s ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of its development programs; and other factors. If the Company’s cash resources and its revenues are not sufficient to meet its obligations, or if the Company has insufficient funds to acquire additional products or expand its operations, the Company will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, the Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time. There can be no assurance that the Company will be able to obtain additional funds on desirable terms or at all.
2. SHARE-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors includes the compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and

compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of product sales	$1	$4
Selling, general and administrative	405	120
Research and development	67	4

Total	$473	$128

     Share-based compensation cost related to stock options granted to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The Company has estimated an annual pre-vesting forfeiture rate of 12% for a typical stock award with a four year vesting term. The pre-vesting forfeiture rate was estimated based on historical data. No tax benefit has been recognized related to share-based compensation expense since the Company has incurred operating losses. The Company has established a full valuation allowance to offset all potential tax benefits associated with its deferred tax assets.
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three month periods ended March 31, 2007 and 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	86%	98%
Expected term (in years)	6.25	6.25
Risk-free interest rate	4.6%	4.8%
Expected dividends	—	—
     The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $1.06 and $0.78 during the three month periods ended March 31, 2007 and 2006, respectively.
     The Company utilized the Black-Scholes option valuation model in connection with determining the fair value of each option element of the Company’s Employee Stock Purchase Plan. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	65%	98%
Expected term (in years)	0.53	0.25
Risk-free interest rate	5.0%	4.6%
Expected dividends	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $0.40 and $0.14 for the three month periods ended March 31, 2007 and 2006, respectively.
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
     The Company issues credit memoranda for expired product returned within six months beyond the expiration date. The credit memoranda is equal to the sales value of the product returned and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves for expected credit memoranda based primarily upon historical return rates by product, analysis of return merchandise authorizations and returns received. The Company also considers sales patterns, current inventory on hand at wholesalers, changes in prescription demand, and other factors such as shelf life. The Company records estimated sales reserves for Medicaid rebates and government chargebacks by analyzing historical rebate and chargeback percentages, allowable Medicaid prices, and other factors, as required. Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. The Company routinely assesses the historical returns and other experience including customers’ compliance with its return goods policy and adjusts its reserves as appropriate.
     Reserves for government chargebacks, Medicaid rebates, and product returns for credit memoranda related to Acthar and Doral were $3.4 million and $2.8 million at March 31, 2007 and December 31, 2006, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $14.7 million and $18.4 million at March 31, 2007 and December 31, 2006, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in corporate bonds and commercial paper. The fair value of the funds approximated their cost.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$2,186	$2,120
Finished goods	844	1,082
Less allowance for excess and obsolete inventories	(409)	(237)

	$2,621	$2,965

6. PURCHASED TECHNOLOGY
     Purchased technology at March 31, 2007 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a payment made in January 2007 to eliminate the Doral royalty obligation. In January 2007, the Company made a cash payment of $300,000 to IVAX Research, Inc. to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $195,000 as of March 31, 2007.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California that is not occupied. The Company is currently seeking a tenant for this space. The Company’s master lease on the Hayward facility expires in November 2012. As of March 31, 2007, the Company is obligated to pay rent on the Hayward facility of $4.8 million and its share of insurance, taxes and common area maintenance through the expiration of its master lease. As of March 31, 2007 and December 31, 2006, the estimated liability related to the Hayward facility totaled $1.5 million and $1.7 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three month periods ended March 31, 2007 and 2006, the Company recognized expense of $162,000 and $46,000, respectively, related to the Hayward facility.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2006.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
8. NET INCOME (LOSS) PER SHARE
     Basic and diluted net income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately for the three month periods ended March 31, 2007 and 2006 as, due to the Company’s net loss position, it is anti-dilutive. If the Company had net income per share of $0.01 or greater for the three month period ended March 31, 2007, then shares used in calculating diluted earnings per share would have included, if dilutive, the effect of outstanding options to purchase 9,145,553 common shares, nonvested restricted stock awards of 127,811 common shares, an estimated 39,231 common shares to be issued under the Employee Stock Purchase Plan in the current purchase period, 2,155,715 convertible preferred shares, placement agent unit options for 127,676 common shares and warrants to purchase 475,248 common shares.
9. INCOME TAXES
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.
     Upon adoption of FIN 48, the Company commenced a review of its tax positions taken in its tax returns that remain subject to examination. Based upon this review, the Company does not believe that it has any material unrecognized tax benefits or that there is a material impact on its financial condition or results of operations as a result of implementing FIN 48. As of March 31, 2007, the Company was subject to examination in the U.S. federal and various state tax jurisdictions for all years in which the Company reported net operating losses that are being carried forward.
     The Company has sustained losses since inception which has generally resulted in a zero percent effective tax rate; hence the Company has not incurred any interest or penalties. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. At December 31, 2006, the Company had a $40.3 million deferred tax asset which was fully offset by a valuation allowance due to its history of losses.
     In addition, the Company has net operating loss carryfowards (“NOLs”) that may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company is currently evaluating whether there are any changes in ownership that would limit the future use of its NOLs. The Company’s final evaluation of its tax positions taken in open tax years and ownership change limitations may result in a reduction of NOLs available for use in future years and the related fully reserved deferred tax asset. However, given the Company’s history of losses, the Company does not expect the result of this evaluation will have a material impact on its consolidated financial statements.

10. COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended
	March 31,
	2007	2006
	($000’s)
Net loss	$(3,759)	$(3,037)
Change in unrealized gains on available-for-sale securities	2	—

Comprehensive loss	$(3,757)	$(3,037)

11. RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated results of operations and financial position.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the period of time during which our existing capital resources and income from various sources will be adequate to satisfy our capital requirements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, including Item 1 “Business of Questcor,” Item 1A “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.
Overview
     We are a specialty pharmaceutical company that focuses on therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). We currently own two commercial CNS products, H.P. Acthar Gel (“Acthar”) and Doral. We acquired the rights to Doral (quazepam) in May 2006. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. We announced our CNS strategy in April 2005. As part of this strategy, we are pursuing the development of new products that have the potential to address unmet medical needs in the CNS field as well as the licensing and acquisition of additional CNS commercial products and product candidates.
     We have incurred an accumulated deficit of $93.0 million at March 31, 2007. At March 31, 2007, we had $14.7 million in cash, cash equivalents and short-term investments. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, the results of our sales efforts, demand for our products by patients and consumers, inventory levels of our products at wholesalers, timing of expiration of our products, future credit memoranda to be issued under our credit memoranda return policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the acquisition of marketed products and the establishment of strategic alliances and collaborative arrangements.
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
     We establish a reserve for the sales value of expired product expected to be returned with a corresponding reduction in gross product sales. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate.
     In estimating Medicaid rebates, we match the actual rebates to the quantity of product sold by pharmacies to arrive at an actual rebate percentage. This historical percentage is used to estimate a rebate percentage that is applied to the sales to which the rebates apply to arrive at the estimated rebate reserve for the period. We also consider allowable prices by Medicaid. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to sales to which chargebacks apply. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     Product return, Medicaid rebate, and government chargeback reserves related to Acthar and Doral were $3.4 million and $2.8 million at March 31, 2007 and December 31, 2006, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
Inventories
     As of March 31, 2007, our net raw material and finished goods inventories totaled $2.6 million. We maintain inventory reserves for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of product sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of March 31, 2007, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $4.2 million related to our acquisition of Doral and $674,000 of net property and equipment. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. As of March 31, 2007, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three month periods ended March 31, 2007 and 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net loss for the three month periods ended March 31, 2007 and 2006 includes $473,000 and $128,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of March 31, 2007 and December 31, 2006, the estimated liability related to the Hayward facility totaled $1.5 million and $1.7 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. Currently the facility is vacant and we are seeking a tenant for the space. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances.
     We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three month periods ended March 31, 2007 and 2006, we recognized expense of $162,000 and $46,000, respectively, related to the Hayward facility.
Results of Operations
Three months ended March 31, 2007 compared to the three months ended March 31, 2006:
Total Net Product Sales

	Three Months Ended
	March 31,			%
	2007	2006	Increase	Change
	(in $000’s)
Net product sales	$3,701	$2,010	$1,691	84%
     Net product sales for the three month period ended March 31, 2007 were comprised of net product sales of our neurology products Acthar and Doral, as compared to Acthar net product sales only in the same period of 2006. The increase in net product sales was due primarily to a 67% increase in Acthar net product sales as compared to the three month period ended March 31, 2006. The increase in Acthar net product sales was due primarily to an approximate 38% increase in unit sales and an approximate 39% increase in the average Acthar selling price as compared to the same period in 2006. Net product sales of Doral of $349,000 also contributed to the increase in net product sales in the three month period ended March 31, 2007. We purchased the rights in the United States to Doral in May 2006. We commenced shipments of Doral in May 2006 and our sales force began promoting Doral to neurologists in July 2006.
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
Cost of Product Sales

	Three Months Ended
	March 31,			%
	2007	2006	Increase	Change
	(in $000’s)
Cost of product sales	$850	$626	$224	36%
     Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase was due primarily to an increase of $272,000 in direct material costs in the three month period ended March 31, 2007 as compared to the same period in 2006. The increase in direct material costs was due primarily to higher Acthar unit sales, an increase in the per unit material cost of Acthar and an increase in inventory reserves. The increase in cost of product sales was partially offset by lower costs for distribution and stability testing in the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006. Cost of product sales as a percentage of total net product sales was 23% for the three month period ended March 31, 2007, as compared to 31% for the three month period ended March 31, 2006. The decrease in cost of product sales as a percentage of total net product sales in the three month period ended March 31, 2007 as compared to the same period in 2006 was due primarily to decreased Acthar stability testing as a percentage of total net product sales in the three month period ended March 31, 2007.
Selling, General and Administrative

	Three Months Ended
	March 31,			%
	2007	2006	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$5,550	$4,170	$1,380	33%
     The increase in selling, general and administrative expense was due primarily to increased promotion of Acthar and Doral, increased headcount in our sales organization, increased share-based compensation expense, and an increase in expense associated with our Hayward facility. Selling related expenses, excluding share-based compensation, increased by approximately $388,000 and marketing related expenses, excluding share-based compensation, increased by approximately $174,000 in the three month period ended March 31, 2007 as compared to the same period in 2006. We incurred a total non-cash charge of $473,000 for share-based compensation for the three month period ended March 31, 2007. Of this amount, $405,000 was included in selling, general and administrative expenses, an increase of $285,000 as compared to the same period in 2006. Expenses associated with our Hayward facility for the three month period ended March 31, 2007 increased by approximately $116,000 as compared to the three month period ended March 31, 2006.
Research and Development

	Three Months Ended
	March 31,			%
	2007	2006	Increase	Change
	(in $000’s)
Research and development	$1,140	$380	$760	200%
     Costs included in research and development relate primarily to our product development efforts, medical and regulatory affairs compliance activities and our preliminary evaluation of additional development opportunities. The increase was due primarily to an increase in expenses associated with our product development efforts and an increase in research and development headcount in the three month period ended March 31, 2007 as compared to the same period in 2006. Product development expenses increased by approximately $326,000, and headcount-related costs increased by approximately $243,000. In August 2006, the FDA accepted for review our supplemental new drug application seeking approval for Acthar for the treatment of infantile spasms. We anticipate that the FDA will take action on the sNDA during the second quarter of 2007. No drug is currently approved in the United States for the treatment of infantile spasms. In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain.
Depreciation and Amortization

	Three Months Ended
	March 31,			%
	2007	2006	Increase	Change
	(in $000’s)
Depreciation and amortization	$123	$46	$77	167%
     The increase in depreciation and amortization was due primarily to amortization expense related to the Doral purchased technology. In May 2006 we purchased the rights in the United States to Doral. Our total purchase price, including acquisition costs, allocated to the Doral product rights was $4.1 million. In addition, in January 2007, we made a $300,000 payment to IVAX to eliminate the Doral royalty obligation that was recorded to purchased technology. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.
Other Income, net

	Three Months Ended
	March 31,			%
	2007	2006	Increase	Change
		(in $000’s)
Other income, net	$203	$175	$28	16%

     The increase in other income, net was due to an increase in interest income resulting from higher interest rates on our invested cash and short-term investments.
Liquidity and Capital Resources
     We have funded our activities to date principally through various issuances of equity securities and debt and from the sale of our non-core product lines in October 2005.
     At March 31, 2007, we had cash, cash equivalents and short-term investments of $14.7 million compared to $18.4 million at December 31, 2006. The decrease was due primarily to $3.7 million of cash used to fund our operations and a $300,000 payment to eliminate the Doral royalty obligation during the three months ended March 31, 2007. The $300,000 payment to IVAX in January 2007 was recorded to purchased technology and is being amortized on a straight-line basis over the fifteen year expected life of the Doral product rights.
     At March 31, 2007, our working capital was $14.1 million compared to $17.5 million at December 31, 2006. The decrease in our working capital was principally due to cash used to fund operations. Our cash used to fund our operating activities for the three months ended March 31, 2007 was consistent with cash used to fund our operating activities for the three months ended March 31, 2006.
     On January 3, 2006, pursuant to our notice to our Series B stockholders in November 2005, we made a total cash payment of $7.8 million to redeem our outstanding Series B Preferred Stock.
     Based on our internal forecasts and projections, we believe that our cash resources at March 31, 2007 will be sufficient to fund our operations through at least March 31, 2008, unless a substantial portion of our existing cash is used to acquire, license, develop, and co-promote products for CNS disorders or our revenues are significantly less than we expect. Our future funding requirements will depend on many factors, including: the implementation of our business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors. If our cash resources and our revenues are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at March 31, 2007 has not changed materially from December 31, 2006, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
Risks relating to our business and common stock are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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

QUESTCOR PHARMACEUTICALS, INC.
Date: May 11, 2007	By:	/s/ James L. Fares
James L. Fares
President and Chief Executive Officer

By:	/s/ George Stuart
George Stuart
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.