Form 10-Q
period 2007-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2007-08-10
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 6, 2007 there were 69,207,147 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,931	$15,937
Short-term investments	10,142	2,488

Total cash, cash equivalents and short-term investments	14,073	18,425
Accounts receivable, net of allowance for doubtful accounts of $44 and $55 at June 30, 2007 and December 31, 2006, respectively	1,215	1,783
Inventories, net	2,414	2,965
Prepaid expenses and other current assets	555	811

Total current assets	18,257	23,984
Property and equipment, net	618	665
Purchased technology, net	4,117	3,965
Goodwill	299	299
Deposits and other assets	733	722

Total assets	$24,024	$29,635

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,371	$2,154
Accrued compensation	829	1,019
Sales-related reserves	2,465	2,784
Other accrued liabilities	464	521

Total current liabilities	5,129	6,478
Lease termination and deferred rent liabilities	1,974	1,961
Other non-current liabilities	13	18
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at June 30, 2007 and December 31, 2006 (aggregate liquidation preference of $10,000 at June 30, 2007 and December 31, 2006)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 69,207,147 and 68,740,804 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	106,551	105,352
Accumulated deficit	(94,732)	(89,256)
Accumulated other comprehensive gain	8	1

Total shareholders’ equity	11,827	16,097

Total liabilities, preferred stock and shareholders’ equity	$24,024	$29,635

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net product sales	$4,144	$3,329	$7,845	$5,339
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	914	652	1,764	1,278
Selling, general and administrative	4,747	4,241	10,297	8,411
Research and development	951	708	2,091	1,088
Depreciation and amortization	125	78	248	124

Total operating costs and expenses	6,737	5,679	14,400	10,901

Loss from operations	(2,593)	(2,350)	(6,555)	(5,562)
Other income (expense):
Interest income	181	151	391	332
Other income (expense), net	247	(16)	240	(22)
Gain on sale of product rights	448	—	448	—

Total other income	876	135	1,079	310

Net loss	$(1,717)	$(2,215)	$(5,476)	$(5,252)

Net loss per share — basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.10)

Shares used in computing net loss per share — basic and diluted	68,989	56,067	68,882	55,319

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(5,476)	$(5,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	792	431
Depreciation and amortization	248	124
Loss on disposal of equipment	12	—
Gain on sale of product rights	(448)	—
Changes in operating assets and liabilities:
Accounts receivable	568	(1,065)
Inventories	551	(279)
Prepaid expenses and other current assets	256	198
Accounts payable	(783)	119
Accrued compensation	(190)	15
Sales-related reserves	(319)	260
Other accrued liabilities	(57)	(93)
Income taxes payable	—	(200)
Other non-current liabilities	8	507

Net cash flows used in operating activities	(4,838)	(5,235)

INVESTING ACTIVITIES
Purchase of property and equipment	(65)	(61)
Acquisition of purchased technology	(300)	(2,628)
Purchase of short-term investments	(14,897)	(5,643)
Maturities of short-term investments	7,250	6,140
Net proceeds from sale of product rights	448	—
Changes in deposits and other assets	(11)	93

Net cash flows used in investing activities	(7,575)	(2,099)

FINANCING ACTIVITIES
Issuance of common stock, net	407	458
Redemption of Series B preferred stock	—	(7,841)
Repayment of capital lease obligation	—	(4)

Net cash flows provided by (used in) financing activities	407	(7,387)

Decrease in cash and cash equivalents	(12,006)	(14,721)
Cash and cash equivalents at beginning of period	15,937	20,438

Cash and cash equivalents at end of period	$3,931	$5,717

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a specialty pharmaceutical company that focuses on therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). Questcor owns two commercial CNS products, H.P. Acthar Gel® (“Acthar”) and Doral®. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. The Company’s strategy is to focus on Acthar and to develop through corporate collaborations new medications focused on its target markets that would generally require lower capital investment when compared to traditional pre-clinical development programs.
     In May 2007, the Company announced the departure of its Chief Executive Officer, and Don Bailey, a member of the Company’s Board of Directors, was appointed Interim President.
     In May 2007, the Company reduced its field organization from 45 to 13 employees. The reduction in the field organization was the Company’s first step in the execution of the Company’s plan to focus on Acthar, achieve consistent progress with its development pipeline and improve its operating cash flows. The Company expects this reduction to generate annual cash savings of between $4.0 million and $5.0 million. See Note 13 for further discussion of the Company’s reduction in its field organization. Other actions the Company has taken to reduce costs are expected to increase the annual cash savings to between $5.0 million and $6.0 million.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
     Based on the Company’s internal forecasts and projections, the Company believes that its cash resources at June 30, 2007 will be sufficient to fund its operations through at least June 30, 2008, unless a substantial portion of its existing cash is used to develop products for CNS disorders or its revenues are significantly less than it expects. The Company’s future funding requirements will depend on many factors, including: the implementation of its business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; the Company’s ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of its development programs; and other factors. If the Company’s cash resources and its revenues are not sufficient to meet its obligations, or if the Company has insufficient funds to focus on Acthar, develop additional products or expand its operations, the Company will seek to raise additional capital through public or private equity financing or from other sources. However, to date traditional asset based debt financing has not been available on acceptable terms. Additionally, the Company may seek to raise additional capital whenever conditions in the financial markets are favorable, even if the Company does not have an immediate need for additional cash at that time. There can be no assurance that the Company will be able to obtain additional funds on desirable terms or at all.

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
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of product sales	$1	$7	$2	$10
Selling, general and administrative	292	207	697	328
Research and development	62	6	129	10

Total	$355	$220	$828	$348

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
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three and six month periods ended June 30, 2007 and 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	84%	94%	84-86%	94-98%
Weighted average volatility	84%	94%	86%	98%
Expected term (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	4.9%	5.1%	4.6-4.9%	4.8-5.1%
Expected dividends	—	—	—	—
     The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $0.49 and $1.39 during the three month periods ended June 30, 2007 and 2006, respectively, and $0.98 and $0.88 during the six month periods ended June 30, 2007 and 2006, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	70%	94%	65-70%	94-98%
Weighted average volatility	70%	94%	67%	95%
Expected term (in years)	0.71	0.25	0.53-0.71	0.25
Risk-free interest rate	5.0%	5.1%	5.0%	4.6-5.1%
Expected dividends	—	—	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $0.47 and $0.25 for the three month periods ended June 30, 2007 and 2006, respectively, and $0.42 and $0.19 during the six month periods ended June 30, 2007 and 2006, respectively.
3. REVENUE RECOGNITION
     For the three and six month periods ended June 30, 2007 and 2006, the Company sold its products to wholesalers, who in turn sold the products to pharmacies and hospitals. The Company does not require collateral from its customers. Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided that title to the product transfers at the point of receipt by the customer. If the title to the product transfers at the point of shipment, revenue is recognized upon shipment of the product.
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
     Reserves for government chargebacks, Medicaid rebates, and product returns for credit memoranda were $2.5 million and $2.8 million at June 30, 2007 and December 31, 2006, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
     During July 2007, the Company began utilizing CuraScript, Inc. (“CuraScript”), a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers. The Company reduced its estimate of reserves for Acthar product returns as of June 30, 2007 by $558,000, due to a decrease in Acthar inventories held by the Company’s wholesaler customers as part of the Company’s transition to CuraScript during June and July of 2007. Net sales of Acthar for the three and six month periods ended June 30, 2007 include an increase in net sales of $558,000 resulting from this reduction of the Company’s estimate of reserves for Acthar product returns. See Note 15 for further discussion of this subsequent event.
4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $14.1 million and $18.4 million at June 30, 2007 and December 31, 2006, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in corporate bonds and commercial paper and have an average contractual maturity of approximately 6 months as of June 30, 2007. The fair value of the funds approximated their cost.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$2,186	$2,120
Finished goods	683	1,082
Less allowance for excess and obsolete inventories	(455)	(237)

	$2,414	$2,965

6. PURCHASED TECHNOLOGY
     Purchased technology at June 30, 2007 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a payment made in January 2007 to eliminate the Doral royalty obligation. In January 2007, the Company made a cash payment of $300,000 to IVAX Research, Inc. to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $269,000 as of June 30, 2007.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California that is not occupied. The Company is currently seeking a tenant for this space. The Company’s master lease on the Hayward facility expires in November 2012. As of June 30, 2007, the Company is obligated to pay rent on the Hayward facility of $4.6 million and its share of insurance, taxes and common area maintenance through the expiration of its master lease. As of June 30, 2007 and December 31, 2006, the estimated liability related to the Hayward facility totaled $1.7 million and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. During the quarter ended June 30, 2007, the Company revised its estimate of the liability and recorded an additional loss of $401,000. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three and six month periods ended June 30, 2007, the Company recognized expense of $461,000 and $623,000, respectively, related to the Hayward facility. During the three and six month periods ended June 30, 2006, the Company recognized expense of $270,000 and $316,000, respectively, related to the Hayward facility.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

8. NET INCOME (LOSS) PER SHARE
     Basic and diluted net income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Diluted net loss per share has not been presented separately for the three and six month periods ended June 30, 2007 and 2006 as, due to the Company’s net loss position, it is anti-dilutive. If the Company had net income per share of $0.01 or greater for the three month period ended June 30, 2007, then shares used in calculating diluted earnings per share would have included, if dilutive, the effect of outstanding options to purchase 7,387,337 common shares, nonvested restricted stock awards of 42,603 common shares, an estimated 40,000 common shares to be issued under the Employee Stock Purchase Plan in the current purchase period, 2,155,715 convertible preferred shares, placement agent unit options for 127,676 common shares and warrants to purchase 475,248 common shares.
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
     Upon adoption of FIN 48, the Company commenced a review of its tax positions taken in its tax returns that remain subject to examination. Based upon this review, the Company does not believe that it has any material unrecognized tax benefits or that there is a material impact on its financial condition or results of operations as a result of implementing FIN 48. As of June 30, 2007, the Company was subject to examination in the U.S. federal and various state tax jurisdictions for all years in which the Company reported net operating losses that are being carried forward.
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
     In addition, the Company has net operating loss carryfowards (“NOLs”) that may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company is currently evaluating whether there are any changes in ownership that would limit the future use of its NOLs. Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. The Company believes that the amount subject to limitation may result in a reduction of NOLs available for use in future years and the related fully reserved deferred tax asset. However, given the Company’s history of losses, the Company does not expect the result of this evaluation will have a material impact on its consolidated financial statements.
10. RELATED PARTY TRANSACTION
     The Company had an option and license agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), for the development of a product. Shire holds all of the Company’s Series A Preferred Stock. The option expired in July 2001. The Company maintained an accrual of $248,000 for development expenses related to the agreement. The accrual was reversed in June 2007 as the Company determined that the amount would not be due to Shire under the agreement. The $248,000 accrual reversal is included in Other Income in the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 2007.

11. COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($000’s)		($000’s)
Net loss	$(1,717)	$(2,215)	$(5,476)	$(5,252)
Change in unrealized gains on available-for-sale securities	5	(1)	7	(1)

Comprehensive loss	$(1,712)	$(2,216)	$(5,469)	$(5,253)

12. SALE OF PRODUCT RIGHTS
     In June 2007, the Company divested its non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain and net proceeds of $448,000. Under the terms of the agreement, the Company may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals. The gain from this sale is included in Gain on Sale of Product Rights in the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 2007.
13. REDUCTION IN FIELD ORGANIZATION
     In May 2007, the Company’s Board of Directors approved a reduction in the Company’s field organization from 45 to 13 employees. The reduction of the field organization was completed on May 25, 2007 and represented the first step in the execution of the Company’s plan to focus on Acthar, achieve consistent progress with its development pipeline, and improve its operating cash flows. The Company’s one-time expense was comprised of $285,000 for severance benefits and $166,000 for other associated costs. The one-time expense is included in Selling, General, and Administrative Expense in the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 2007. The Company expects this reduction to generate annual cash savings of between $4.0 million and $5.0 million.
14. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating what effect, if any, the adoption of EITF 07-03 will have on the Company’s consolidated results of operations and financial position.
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

15. SUBSEQUENT EVENT
     During July 2007, the Company began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers. The Company sells Acthar to CuraScript at a discount from the Company’s list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. The Company will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration. See Note 3 for further discussion.
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
Overview
     We are a specialty pharmaceutical company that focuses on therapeutics for the treatment of diseases and disorders of the central nervous system (“CNS”). We currently own two commercial CNS products, H.P. Acthar Gel (“Acthar”) and Doral. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain CNS disorders with an inflammatory component, including the treatment of flares associated with multiple sclerosis (“MS”), and is also used in treating patients with infantile spasm, an epileptic syndrome. Doral is indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings, which occurs frequently in patients with CNS diseases and disorders. Our strategy is to focus on Acthar and to develop through corporate collaborations new medications focused on our target markets that would generally require lower capital investment when compared to traditional pre-clinical development programs.
     In May 2007, we announced the departure of our Chief Executive Officer, and Don Bailey, a member of our Board of Directors, was appointed Interim President.
     In May 2007, we reduced our field organization from 45 to 13 employees. The reduction in the field organization was the first step in the execution of our plan to focus on Acthar, achieve consistent progress with our development pipeline and improve our operating cash flows. We expect this reduction to generate annual cash savings of between $4.0 million and $5.0 million. See Note 13 of the accompanying Notes to Consolidated Financial Statements for further discussion of our reduction in our field organization. Other actions we have taken to reduce costs are expected to increase the annual cash savings to between $5.0 million and $6.0 million.
     We have incurred an accumulated deficit of $94.7 million at June 30, 2007. At June 30, 2007, we had $14.1 million in cash, cash equivalents and short-term investments. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients and consumers, inventory levels of our products at wholesalers and CuraScript, timing of expiration of our products, future credit memoranda to be issued under our credit memoranda return policy, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses and the establishment of strategic alliances and collaborative arrangements.
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
Sales Reserves
     For the three and six month periods ended June 30, 2007 and 2006, we have estimated reserves for product returns from wholesalers, hospitals and pharmacies; government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products purchased by patients covered by Medicaid; and cash discounts for prompt payment. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
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
     We establish a reserve for the sales value of expired product expected to be returned by wholesalers and their customers with a corresponding reduction in gross product sales. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate.
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
     Product return, Medicaid rebate, and government chargeback reserves were $2.5 million and $2.8 million at June 30, 2007 and December 31, 2006, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
     During July 2007, we began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, we no longer sell Acthar to wholesalers. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. We will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration. Net sales of Acthar for the three and six month periods ended June 30, 2007 include an increase in net sales of $558,000 resulting from a reduction of our estimate of reserves for Acthar product returns as of June 30, 2007. The reduction in the estimate of Acthar product returns resulted from a decrease in Acthar inventories held by our wholesaler customers as part of our transition to CuraScript during June and July. See Notes 3 and 15 of the accompanying Notes to Consolidated Financial Statements for further discussion.

Inventories
     As of June 30, 2007, our net raw material and finished goods inventories totaled $2.4 million. We maintain inventory reserves for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of product sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of June 30, 2007, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $4.1 million related to our acquisition of Doral and $618,000 of net property and equipment. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. As of June 30, 2007, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three and six month periods ended June 30, 2007 and 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net loss for the three and six month periods ended June 30, 2007 includes $355,000 and $828,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net loss for the three and six month periods ended June 30, 2006 includes $220,000 and $348,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
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

     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of June 30, 2007 and December 31, 2006, the estimated liability related to the Hayward facility totaled $1.7 million and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. Currently the facility is vacant and we are seeking a tenant for the space. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. During the quarter ended June 30, 2007, we revised our estimate of the liability and recorded an additional loss of $401,000.
     We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three and six month periods ended June 30, 2007, we recognized expense of $461,000 and $623,000, respectively, related to the Hayward facility. During the three and six month periods ended June 30, 2006, we recognized expense of $270,000 and $316,000, respectively, related to the Hayward facility.
Results of Operations
Three months ended June 30, 2007 compared to the three months ended June 30, 2006:
Total Net Product Sales

	Three Months Ended
	June 30,			%
	2007	2006	Increase	Change
		(in $000’s)
Net product sales	$4,144	$3,329	$815	24%
     Net product sales for the three month periods ended June 30, 2007 and 2006 were comprised of net product sales of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended June 30, 2007 totaled $3.9 million as compared to $3.2 million during the same period in 2006. The increase was due primarily to an increase in Acthar net sales of $558,000 resulting from a reduction of our estimate of reserves for Acthar product returns as of June 30, 2007. The reduction in the estimate of Acthar product returns resulted from a decrease in Acthar inventories held by our wholesaler customers as part of our transition from traditional wholesaler distribution to specialty pharmacy distribution during June and July of 2007. In addition, an approximate 47% increase in the average Acthar selling price was offset by an approximate 30% decrease in unit sales as compared to the same period in 2006.
     As described further in Note 15 of the accompanying Notes to Consolidated Financial Statements, during July 2007, we began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, we no longer sell Acthar to wholesalers. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. We will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration.
     We review the amount of inventory of our products at the wholesale level and CuraScript in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in net product sales due to changes in demand for our products, the timing of shipments, changes in wholesaler inventory levels, expiration dates of product sold, and the impact of our sales-related reserves.
Cost of Product Sales

	Three Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Cost of product sales	$914	$652	$262	40%
     Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase was due primarily to an increase of $105,000 in distribution costs and an increase in inventory reserves in the three month period ended June 30, 2007 as compared to the same period in 2006. Cost of product sales as a percentage of total net product sales was 22% for the three month period ended June 30, 2007, as compared to 20% for the three month period ended June 30, 2006. The increase in cost of product sales as a percentage of total net product sales in the three month period ended June 30, 2007 as compared to the same period in 2006 was due primarily to increased inventory reserves and distribution costs as a percentage of total net product sales in the three month period ended June 30, 2007.
     Two of our wholesaler customers charge us a distribution fee. During July 2007, we began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, we no longer sell Acthar to wholesalers or incur a distribution fee from wholesalers related to Acthar. We sell Acthar to CuraScript at a discount from our list price. As a result, we do not expect a material change in our cost of product sales as a percentage of sales as a result of our change to CuraScript.
Selling, General and Administrative

	Three Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$4,747	$4,241	$506	12%
     The increase in selling, general and administrative expense was due primarily to severance and other costs associated with the reduction of our field organization and the departure of our Chief Executive Officer, and an increase in expense associated with our Hayward facility. In May 2007, we reduced our field organization from 45 to 13 employees. The reduction was the first step in the execution of our plan to focus on Acthar, achieve consistent progress with our development pipeline and improve our operating cash flows. The reduction of the field organization was completed on May 25, 2007. We incurred a one-time expense of $451,000 for severance benefits and other associated costs. We expect this reduction to generate annual cash savings of between $4.0 million and $5.0 million. In addition, we recorded $272,000 of severance and other associated costs related to the departure of our Chief Executive Officer in May 2007. During the quarter ended June 30, 2007, we revised our estimate of our Hayward lease liability and recorded an additional loss of $401,000. Total expenses associated with our Hayward facility for the three month period ended June 30, 2007 increased by $191,000 as compared to the three month period ended June 30, 2006. The increase in selling, general and administrative expense was partially offset by a decrease of approximately $240,000 in certain payroll related expenses associated with the reduction of our field organization.
Research and Development

	Three Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Research and development	$951	$708	$243	34%
     Costs included in research and development relate primarily to our product development efforts, medical and regulatory affairs compliance activities and our preliminary evaluation of additional development opportunities. The increase was due primarily to the addition of our clinical and development leadership team during the fourth quarter of 2006. Headcount-related costs in the three month period ended June 30, 2007 increased by approximately $228,000 as compared to the same period in 2006. In August 2006, the FDA accepted for review our supplemental new drug application (sNDA) seeking approval for Acthar for the treatment of infantile spasms. In May 2007 we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. We are preparing to request a meeting with the FDA to discuss the action letter. No drug is currently approved in the United States for the treatment of infantile spasms. In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain.
Depreciation and Amortization

	Three Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Depreciation and amortization	$125	$78	$47	60%
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
Other Income, net

	Three Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Other income, net	$876	$135	$741	549%
     The increase in other income, net was due primarily to the gain on sale of product rights related to Emitasol. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000. In addition, in June 2007 we reversed an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), a related party, as we determined that the amount would not be due to Shire under the agreement.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006:
Total Net Product Sales

	Six Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Net product sales	$7,845	$5,339	$2,506	47%
     The increase in net product sales was due primarily to a 38% increase in Acthar net product sales as compared to the six month period ended June 30, 2006. Net sales of Acthar for the six month period ended June 30, 2007 totaled $7.2 million as compared to $5.2 million during the same period in 2006. Net sales of Acthar for the six month period ended June 30, 2007 include an increase in net sales of $558,000 resulting from a reduction of our estimate of reserves for Acthar product returns as of June 30, 2007. The reduction in the estimate of Acthar product returns resulted from a decrease in Acthar inventories held by our wholesaler customers as part of our transition to CuraScript during June and July of 2007. The increase in Acthar net product sales was also due to an approximate 41% increase in the average Acthar selling price as compared to the same period in 2006. An increase in net product sales of Doral of $519,000 also contributed to the increase in net product sales in the six month period ended June 30, 2007 as compared to the same period in 2006. The six months ended June 30, 2007 included a full six months of Doral net product sales as compared to less than two months of Doral net product sales in the same period in 2006. We purchased the rights in the United States to Doral in May 2006.
Cost of Product Sales

	Six Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Cost of product sales	$1,764	$1,278	$486	38%
     The increase in cost of product sales was due primarily to an increase of $355,000 in direct material costs in the six month period ended June 30, 2007 as compared to the same period in 2006. The increase in direct material costs was due primarily to an increase in the per unit material cost of Acthar and an increase in inventory reserves. Cost of product sales as a percentage of total net product sales was 23% for the six month period ended June 30, 2007, which was consistent with 24% for the six month period ended June 30, 2006.
     Two of our wholesaler customers charge us a distribution fee. During July 2007, we began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, we no longer sell Acthar to wholesalers or incur a distribution fee from wholesalers related to Acthar. We sell Acthar to CuraScript at a discount from our list price. As a result, we do not expect a material change in our cost of product sales as a percentage of sales as a result of our change to CuraScript.
Selling, General and Administrative

	Six Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$10,297	$8,411	$1,886	22%
     The increase in selling, general and administrative expense was due primarily to severance and other costs associated with the reduction of our field organization and the departure of our Chief Executive Officer, increased employee share-based compensation expense and an increase in expense associated with our Hayward facility. In May 2007, we reduced our field organization from 45 to 13 employees. We incurred a one-time expense of $451,000 for severance benefits and other associated costs. We expect this reduction to generate annual cash savings of between $4.0 million and $5.0 million. In addition, we recorded $272,000 of severance and other associated costs related to the departure of our Chief Executive Officer in May 2007. We incurred a total non-cash charge of $828,000 for employee share-based compensation for the six month period ended June 30, 2007. Of this amount, $697,000 was included in selling, general and administrative expenses, an increase of $369,000 as compared to the same period in 2006. Expenses associated with our Hayward facility for the six month period ended June 30, 2007 increased by approximately $307,000 as compared to the six month period ended June 30, 2006. During the quarter ended June 30, 2007, we revised our estimate of our Hayward lease liability and recorded an additional loss of $401,000.
Research and Development

	Six Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Research and development	$2,091	$1,088	$1,003	92%
     The increase in research and development was due primarily to the addition of our clinical and development leadership team during the fourth quarter of 2006 and an increase in expenses associated with our product development efforts. Headcount-related costs increased by approximately $472,000 and product development expenses increased by approximately $168,000 in the six month period ended June 30, 2007 as compared to the same period in 2006.

Depreciation and Amortization

	Six Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Depreciation and amortization	$248	$124	$124	100%
     The increase in depreciation and amortization was due primarily to amortization expense related to the Doral purchased technology. In May 2006 we purchased the rights in the United States to Doral. Our total purchase price, including acquisition costs, allocated to the Doral product rights was $4.1 million and in January 2007, we made a $300,000 payment to IVAX to eliminate the Doral royalty obligation that was recorded to purchased technology.
Other Income, net

	Six Months Ended
	June 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Other income, net	$1,079	$310	$769	248%
     The increase in other income, net was due primarily to the gain on sale of product rights related to Emitasol. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000. In addition, in June 2007 we reversed an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), a related party, as we determined that the amount would not be due to Shire under the agreement.
Liquidity and Capital Resources
     We have funded our activities to date principally through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005.
     At June 30, 2007, we had cash, cash equivalents and short-term investments of $14.1 million compared to $18.4 million at December 31, 2006. The decrease was due primarily to $4.8 million of cash used to fund our operations and a $300,000 payment in January 2007 to eliminate the Doral royalty obligation, partially offset by net proceeds of $448,000 from the divestment of Emitasol in June 2007 and $407,000 in proceeds from the issuance of common stock. At June 30, 2007, our working capital was $13.1 million compared to $17.5 million at December 31, 2006. The decrease in our working capital was principally due to cash used to fund operations.
     In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000. Under the terms of the agreement we may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals.
     On May 25, 2007, we reduced our field organization from 45 to 13 employees. The reduction of our field organization represented the first step in the execution of our plan to focus on Acthar, achieve consistent progress with our development pipeline, and improve our operating cash flows. We incurred a one-time expense of $451,000, comprised of $285,000 paid in the second quarter of 2007 for severance benefits, and $166,000 for other associated costs. We expect this reduction of our field organization to generate annual cash savings of between $4.0 million and $5.0 million. Other actions we have taken to reduce costs are expected to increase the annual cash savings to between $5.0 million and $6.0 million.
     During July 2007, we began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, we no longer sell Acthar to wholesalers. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. We will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration. Net sales of Acthar for the three and six month periods ended June 30, 2007 include an increase in net sales of $558,000 resulting from a reduction of our estimate of reserves for Acthar product returns as of June 30, 2007. The reduction in the estimate of Acthar product returns resulted from a decrease in Acthar inventories held by our wholesaler customers as part of our transition to CuraScript during June and July. See Notes 3 and 15 of the accompanying Notes to Consolidated Financial Statements for further discussion of this subsequent event.
     We lease a 30,000 square foot facility in Hayward, California that is not occupied. We are currently seeking a tenant for this space. Our master lease on the Hayward facility expires in November 2012. As of June 30, 2007, we were obligated to pay rent on the Hayward facility of $4.6 million and our share of insurance, taxes and common area maintenance through the expiration of the master lease.
     On January 3, 2006, pursuant to our notice to our Series B stockholders in November 2005, we made a total cash payment of $7.8 million to redeem our outstanding Series B Preferred Stock.
     Based on our internal forecasts and projections, we believe that our cash resources at June 30, 2007 will be sufficient to fund our operations through at least June 30, 2008, unless a substantial portion of our existing cash is used to focus on Acthar, develop products for CNS disorders or our revenues are significantly less than we expect. Our future funding requirements will depend on many factors, including: the implementation of our business strategy; the timing and extent of product sales; the acquisition and licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors. If our cash resources and our revenues are not sufficient to meet our obligations, or if we have insufficient funds to focus on Acthar, develop additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.
Recently Issued Accounting Standards
     In June 2007, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating what effect, if any, the adoption of EITF 07-03 will have on our consolidated results of operations and financial position.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at June 30, 2007 has not changed materially from December 31, 2006, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our disclosure controls and procedures were deemed effective at the reasonable assurance level.
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     Information about material risks related to our business, financial condition and results of operations for the three and six months ended June 30, 2007, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following additional risk factor:
     We may experience distribution problems as a result of the outsourcing of our distribution functions to CuraScript.
     During July 2007 we began utilizing CuraScript, a third party specialty pharmacy, to store and distribute Acthar and to assist Acthar patients with reimbursement. Effective August 1, 2007, we no longer sell Acthar to wholesalers. The outsourcing of these functions is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, Acthar could become unavailable and we could lose revenues, or the costs to distribute Acthar could become higher than we anticipate.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its 2007 Annual Meeting of Shareholders on May 11, 2007. The following matters received the votes at the 2007 Annual Meeting of Shareholders as set forth below:
     1. Election of Directors to hold office until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Albert Hansen	55,614,489	3,190,616
Don M. Bailey	55,678,118	3,126,987
Neal C. Bradsher	55,660,024	3,145,081
James L. Fares	55,648,439	3,156,666
Gregg Lapointe	55,409,739	3,395,366
Virgil D. Thompson	55,426,519	3,378,586
David Young	55,368,768	3,436,337
     2. Ratification of Odenberg Ullakko Muranishi & Co. LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

For:	55,709,488
Against:	3,027,109
Abstain:	68,508
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit No	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: August 10, 2007	By:	/s/ Gregg Lapointe
Gregg Lapointe
Director

	By:	/s/ George Stuart
George Stuart
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.