Form 10-Q
period 2007-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2007-11-14
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 1, 2007 there were 69,296,099 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,149	$15,937
Short-term investments	7,443	2,488

Total cash, cash equivalents and short-term investments	10,592	18,425
Accounts receivable, net of allowance for doubtful accounts of $52 and $55 at September 30, 2007 and December 31, 2006, respectively	14,149	1,783
Inventories, net	2,568	2,965
Prepaid expenses and other current assets	628	811

Total current assets	27,937	23,984
Property and equipment, net	570	665
Purchased technology, net	4,042	3,965
Goodwill	299	299
Deposits and other assets	738	722

Total assets	$33,586	$29,635

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,926	$2,154
Accrued compensation	716	1,019
Sales-related reserves	2,141	2,784
Income taxes payable	102	—
Other accrued liabilities	846	521

Total current liabilities	5,731	6,478
Lease termination and deferred rent liabilities	2,027	1,961
Other non-current liabilities	10	18
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at September 30, 2007 and December 31, 2006 (aggregate liquidation preference of $10,000 at September 30, 2007 and December 31, 2006)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 69,291,641 and 68,740,804 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	106,826	105,352
Accumulated deficit	(86,107)	(89,256)
Accumulated other comprehensive gain	18	1

Total shareholders’ equity	20,737	16,097

Total liabilities, preferred stock and shareholders’ equity	$33,586	$29,635

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net product sales	$14,809	$4,045	$22,654	$9,384
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	1,534	945	3,298	2,223
Selling, general and administrative	3,322	4,171	13,619	12,582
Research and development	1,264	544	3,355	1,632
Depreciation and amortization	125	94	373	218

Total operating costs and expenses	6,245	5,754	20,645	16,655

Income (loss) from operations	8,564	(1,709)	2,009	(7,271)
Other income (expense):
Interest income	164	137	555	469
Other income (expense), net	(1)	51	239	29
Gain on sale of product rights	—	—	448	—

Total other income	163	188	1,242	498

Net income (loss) before income taxes	8,727	(1,521)	3,251	(6,773)
Income tax expense	102	—	102	—

Net income (loss)	8,625	(1,521)	3,149	(6,773)
Allocation of undistributed earnings to Series A preferred stock	261	—	95	—

Net income (loss) applicable to common shareholders	$8,364	$(1,521)	$3,054	$(6,773)

Net income (loss) per share applicable to common shareholders – basic and diluted	$0.12	$(0.03)	$0.04	$(0.12)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,192	56,870	68,986	55,841

Diluted	69,224	56,870	69,985	55,841

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$3,149	$(6,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	1,025	828
Depreciation and amortization	373	218
Loss on disposal of equipment	12	—
Gain on sale of product rights	(448)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,366)	(1,297)
Inventories	397	(1,282)
Prepaid expenses and other current assets	183	(569)
Accounts payable	(228)	355
Accrued compensation	(303)	181
Sales-related reserves	(643)	596
Other accrued liabilities	325	(100)
Income taxes payable	102	(200)
Other non-current liabilities	58	457

Net cash flows used in operating activities	(8,364)	(7,586)

INVESTING ACTIVITIES
Purchase of property and equipment	(67)	(92)
Acquisition of purchased technology	(300)	(2,628)
Purchase of short-term investments	(17,188)	(9,606)
Maturities of short-term investments	12,250	10,840
Net proceeds from sale of product rights	448	—
Changes in deposits and other assets	(16)	89

Net cash flows used in investing activities	(4,873)	(1,397)

FINANCING ACTIVITIES
Issuance of common stock, net	449	758
Redemption of Series B preferred stock	—	(7,841)
Repayment of capital lease obligation	—	(6)

Net cash flows provided by (used in) financing activities	449	(7,089)

Decrease in cash and cash equivalents	(12,788)	(16,072)
Cash and cash equivalents at beginning of period	15,937	20,438

Cash and cash equivalents at end of period	$3,149	$4,366

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a pharmaceutical company that owns two commercial products, H.P. Acthar® Gel (“Acthar”) and Doral®, and is developing new medications using strategies that generally require lower capital investment when compared to traditional development programs. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. The Company is also developing new medications, including QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain.
     In August 2007, the Company announced a new strategy and business model for Acthar. As part of the new strategy, the Company implemented a new pricing level for Acthar which took effect August 27, 2007. The Company also expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of medical science liaisons to work with healthcare providers who administer Acthar. The goal of the new strategy is to make the manufacturing and distribution of Acthar economically viable on a stand-alone basis so the Company can continue to ensure the long-term availability of Acthar and fund important research and development projects, including any future clinical trials that could be required by the Food and Drug Administration (“FDA”).
     In May 2007, the Company reduced its field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons. The Company expects this reduction to generate annual cash savings between $4.0 million and $5.0 million. See Note 13 for further discussion of the Company’s reduction in its field organization. The Company has taken other actions to reduce costs that are expected to increase the annual cash savings to between $5.0 million and $6.0 million.
     In May 2007, the Company announced the departure of its Chief Executive Officer. Don Bailey, a member of the Company’s Board of Directors, was appointed Interim President.
     In June 2006, the Company submitted a Supplemental New Drug Application (“sNDA”) to the FDA and is currently pursuing formal agency approval for Acthar in the treatment of IS. In May 2007, the Company received an action letter from the FDA indicating that its sNDA was not approvable in its current form. On November 9, 2007, the Company met with the FDA to further discuss its sNDA. At the meeting, the FDA concurred with the Company’s suggested pathway to preparing a complete application for FDA review, which will involve submission of additional information to the FDA. No drug is approved in the United States for the treatment of IS.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
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
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of product sales	$1	$12	$3	$23
Selling, general and administrative	162	348	859	676
Research and development	60	11	189	21

Total	$223	$371	$1,051	$720

     Share-based compensation cost related to stock options granted to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The Company has estimated an annual pre-vesting forfeiture rate of 12% for a typical stock award with a four year vesting term. The pre-vesting forfeiture rate was estimated based on historical data. No tax benefit has been recognized related to share-based compensation expense since the Company has had a history of net operating losses. As a result of the history of net operating losses, the Company has established a full valuation allowance to offset all potential tax benefits associated with its deferred tax assets.
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three and nine month periods ended September 30, 2007 and 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	82%	91%	82-86%	91-98%
Weighted average volatility	82%	91%	85%	96%
Expected term (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	4.3%	4.6%	4.3-4.9%	4.8%
Expected dividends	—	—	—	—
     The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $0.34 and $1.35 during the three month periods ended September 30, 2007 and 2006, respectively, and $0.81 and $0.98 during the nine month periods ended September 30, 2007 and 2006, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	76%	84%	65-76%	84-98%
Weighted average volatility	76%	84%	68%	88%
Expected term (in years)	1.00	0.36	0.53-1.00	0.32
Risk-free interest rate	4.9%	5.1%	5.0%	5.0%
Expected dividends	—	—	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $0.52 and $0.42 for the three month periods ended September 30, 2007 and 2006, respectively, and $0.44 and $0.30 during the nine month periods ended September 30, 2007 and 2006, respectively.

3. REVENUE RECOGNITION
     During July 2007, the Company began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript. The Company sells Acthar to CuraScript at a discount from the Company’s list price. CuraScript sells Acthar primarily to hospitals and specialty pharmacies. Product sales are recognized net of this discount upon receipt of the product by CuraScript. CuraScript has 60 days from when product is received to pay the Company for their purchases of Acthar. The Company sells Doral to wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals. The Company does not require collateral from its customers. Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided that title to the product transfers at the point of receipt by the customer. If the title to the product transfers at the point of shipment, revenue is recognized upon shipment of the product.
     The Company will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of product sales. A reserve for estimated future replacements has been recorded as a liability which will be reduced as future replacements occur, with an offset to product inventories. The Company issues credit memoranda for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda is equal to the sales value of the product returned and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves for expected credit memoranda based primarily upon historical return rates by product, analysis of return merchandise authorizations and returns received. The Company also considers sales patterns, current inventory on hand at wholesalers, changes in prescription demand, and other factors such as shelf life.
     The Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s estimated historical rebate percentage is used to estimate the rebate units for the period. The Company then applies a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The rebate amount per unit is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program.  In connection with the implementation of the Company’s new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, the Company initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with its regulatory legal counsel, the Company prospectively modified how it determines its rebate amount per unit to conform with the statute.  The modification was implemented commencing in August 2007 and communicated to the program administrators in September 2007.  The modification increased net sales and net income applicable to common shareholders by $4.5 million, or $0.07 and $0.06 per fully diluted share, for the three and nine month periods ended September 30, 2007, respectively.
     Government entities purchase Acthar at a reduced price from wholesalers and CuraScript who in turn chargeback the discount to the Company. In estimating government chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to sales to which chargebacks apply.
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
     Reserves for government chargebacks, Medicaid rebates, and product returns for credit memoranda were $2.1 million and $2.8 million at September 30, 2007 and December 31, 2006, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $10.6 million and $18.4 million at September 30, 2007 and December 31, 2006, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in corporate bonds and commercial paper and have an average contractual maturity of approximately 6 months as of September 30, 2007. The fair value of the funds approximated their cost.

5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$1,987	$2,120
Finished goods	1,119	1,082
Less allowance for excess and obsolete inventories	(538)	(237)

	$2,568	$2,965

6. PURCHASED TECHNOLOGY
     Purchased technology at September 30, 2007 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a payment made in January 2007 to eliminate the Doral royalty obligation. In January 2007, the Company made a cash payment of $300,000 to IVAX Research, Inc. to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $344,000 as of September 30, 2007.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. As described further in Note 15, subsequent to September 30, 2007, the Company leased 5,000 square feet of the facility through April 2009 and entered into a letter of intent to lease the remaining 25,000 square feet through the remainder of the term of the master lease. As of September 30, 2007, the Company is obligated to pay rent on the Hayward facility of $4.4 million and to pay its share of insurance, taxes and common area maintenance through the expiration of its master lease. As of September 30, 2007 and December 31, 2006, the estimated liability related to the Hayward facility totaled $1.8 million and $1.7 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. During the three and nine month periods ended September 30, 2007, the Company revised its estimate of the liability and recorded additional losses of $245,000 and $646,000, respectively. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three and nine month periods ended September 30, 2007, the Company recognized total expense of $314,000 and $937,000, respectively, related to the Hayward facility. During the three and nine month periods ended September 30, 2006, the Company recognized total expense of $66,000 and $382,000, respectively, related to the Hayward facility.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007 and December 31, 2006.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any such matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
8. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company has determined that its Series A Preferred Stock meets the definition of a participating security, and has allocated a portion of net income to its Series A Preferred Stock on a pro rata basis. Net loss has not been allocated to the Series A preferred stockholder for the three and nine months ended September 30, 2006 as the Series A preferred stockholder does not have a contractual obligation to share in the losses of the Company. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income (loss) per share applicable to common shareholders, net income (loss)

applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.
     The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the three and nine month periods ended September 30, 2007 and 2006, respectively, and the effect of dilutive potential common shares on the number of shares used in computing basic net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss) applicable to common shareholders	$8,364	$(1,521)	$3,054	$(6,773)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,192	56,870	68,986	55,841
Effect of dilutive potential common shares:
Stock options	32	—	968	—
Warrants and placement agent unit options	—	—	31	—

Diluted	69,224	56,870	69,985	55,841

Basic and diluted net income (loss) per share applicable to common shareholders	$0.12	$(0.03)	$0.04	$(0.12)

     The computation of diluted net income per share applicable to common shareholders for the three month period ended September 30, 2007 excluded the effect of 6,200,134 options to purchase common shares and 602,924 warrants and placement agent unit options outstanding at September 30, 2007 as the exercise prices of these securities were greater than the average market price of the common shares, and therefore, the inclusion would have been anti-dilutive. The computation of diluted net income per share applicable to common shareholders for the nine month period ended September 30, 2007 excluded the effect of 5,127,372 options to purchase common shares and 362,300 warrants and placement agent unit options as the exercise prices of these securities were greater than the average market price of the common shares, and therefore, the inclusion would have been anti-dilutive. Diluted net income per share applicable to common shareholders for the three and nine month periods ended September 30, 2007 excluded the effect of 42,603 shares and 70,694 shares, respectively, of unvested restricted stock as the inclusion of these securities would have been anti-dilutive. Diluted net income per share applicable to common shareholders for the three and nine month periods ended September 30, 2007 also excluded the potential effect of 2,155,715 shares of Series A Preferred Stock outstanding at September 30, 2007 as the inclusion of these securities would have been anti-dilutive. Diluted net loss per share has not been computed for the three and nine month periods ended September 30, 2006 as, due to the Company’s net loss position, it is anti-dilutive.
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
     Upon adoption of FIN 48, the Company commenced a review of its tax positions taken in its tax returns that remain subject to examination. Based upon this review, the Company does not believe that it has any material unrecognized tax benefits or that there is a material impact on its financial condition or results of operations as a result of implementing FIN 48. As of September 30, 2007, the Company was subject to examination in the U.S. federal and various state tax jurisdictions for all years in which the Company reported net operating losses that are being carried forward.
     The Company has a history of net operating losses since inception which had generally resulted in a zero percent effective tax rate; hence the Company has not incurred any interest or penalties. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. At December 31, 2006, the Company had a $40.3 million deferred tax asset which was fully offset by a valuation allowance due to its history of net operating losses.

     In addition, the Company has net operating loss carryfowards (“NOLs”) that may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. As of December 31, 2006, the Company had federal and state NOLs of $101.4 million and $34.6 million, respectively. The Company is currently evaluating whether there are any changes in ownership that would limit the future use of its NOLs. The Company believes that the amount subject to limitation may result in a reduction of NOLs available for use in future years and the related fully reserved deferred tax asset. However, given the Company’s history of losses, the Company does not expect the result of this evaluation will have a material impact on its consolidated financial statements.
     Income tax expense for the three and nine month periods ended September 30, 2007 was $102,000. There was no income tax expense for the three and nine month periods ended September 30, 2006 as the Company incurred net losses of $1.5 million and $6.8 million, respectively. The Company had an insignificant tax rate on its net income for the three and nine month periods ended September 30, 2007 resulting from its ability to use its NOLs to offset most of its pre-tax income.
10. RELATED PARTY TRANSACTION
     The Company had an option and license agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), for the development of a product. Shire holds all of the Company’s Series A Preferred Stock. The option expired in July 2001. The Company maintained an accrual of $248,000 for development expenses related to the agreement. The accrual was reversed in June 2007 as the Company determined that the amount would not be due to Shire under the agreement. The $248,000 accrual reversal is included in Other Income in the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 2007.
11. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($000’s)		($000’s)
Net income (loss)	$8,625	$(1,521)	$3,149	$(6,773)
Change in unrealized gains on available-for-sale securities	10	7	17	6

Comprehensive income (loss)	$8,635	$(1,514)	$3,166	$(6,767)

12. SALE OF PRODUCT RIGHTS
     In June 2007, the Company divested its non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain and net proceeds of $448,000. Under the terms of the agreement, the Company may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals. The gain from this sale is included in Gain on Sale of Product Rights in the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 2007.
13. REDUCTION IN FIELD ORGANIZATION
     In May 2007, the Company reduced its field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons. The reduction of the field organization was completed on May 25, 2007. The Company’s one-time expense was comprised of $285,000 for severance benefits and $166,000 for other associated costs. The one-time expense is included in Selling, General, and Administrative Expense in the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 2007. The Company expects this reduction to generate annual cash savings between $4.0 million and $5.0 million.
14. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-03”). EITF No. 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007. The

Company is currently evaluating what effect, if any, the adoption of EITF No. 07-03 will have on the Company’s consolidated results of operations and financial position.
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
15. SUBLEASE OF HAYWARD FACILITY
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. As described further in Note 7, subsequent to September 30, 2007, the Company subleased 5,000 square feet of the facility. The lease term for the 5,000 square foot space begins on November 1, 2007 and extends through April 2009. Subsequent to September 30, 2007 the Company also entered into a letter of intent to lease the remaining 25,000 square feet of the Hayward facility. The lease term would begin on February 1, 2008 and extend through the remainder of the term of the master lease. The Company is currently in the process of finalizing a lease agreement for the 25,000 square foot space with the other party.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors,” and those discussed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.
Overview
     We currently own two commercial products, H.P. Acthar Gel (“Acthar”) and Doral. Acthar (repository corticotropin injection) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We are also developing new medications, including QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain.
     In August 2007, we announced a new strategy and business model for Acthar. In connection with the new strategy, we implemented a new pricing level for Acthar which was effective August 27, 2007. We also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of medical science liaisons to work with healthcare providers who administer Acthar. The goal of the new strategy is to make manufacturing and distribution of Acthar economically viable on a stand-alone basis so we can continue to ensure the long-term availability of Acthar and fund important research and development projects, including any future clinical trials that could be required by the Food and Drug Administration (“FDA”).
     In May 2007, we reduced our field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons. We expect this reduction to generate annual cash savings of between $4.0 million and $5.0 million. See Note 13 of the accompanying Notes to Consolidated Financial Statements for further discussion of our reduction in our field organization. Other actions we have taken to reduce costs are expected to increase the annual cash savings to between $5.0 million and $6.0 million.
     In May 2007, we announced the departure of our Chief Executive Officer. Don Bailey, a member of our Board of Directors, was appointed Interim President.
     In June 2006, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA and are currently pursuing formal agency approval for Acthar in the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. On November 9, 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to preparing a complete application for FDA review, which will involve submission of additional information to the FDA. No drug is approved in the United States for the treatment of IS.
     Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients and consumers, inventory levels of our products at wholesalers and CuraScript, timing of expiration of our products, future credit memoranda to be issued under our credit memoranda return policy, amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, and the amount of chargebacks on the sale of our products by wholesalers and our specialty distributor to government entities, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses and the establishment of strategic alliances and collaborative arrangements.
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, chargebacks on sales of our products by wholesalers and our specialty distributor to government entities, product returns, bad debts, inventories, intangible assets and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Sales Reserves
     For the three and nine month periods ended September 30, 2007 and 2006, we have estimated reserves for product returns from wholesalers, hospitals and pharmacies; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity, government chargebacks received, and Medicaid rebates paid could differ significantly from our estimates because our analysis of product shipments, prescription trends, the amount of product in the distribution channel, and our interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if the wholesalers fail to adhere to our expired product returns policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.
     We establish a reserve for the sales value of expired product expected to be returned by wholesalers and their customers with a corresponding reduction in gross product sales. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product returned by wholesalers and their customers, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate.
     During July 2007, we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. CuraScript has 60 days from when product is received to pay us for their purchases of Acthar. We will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of product sales. A reserve for estimated future replacements has been recorded as a liability which will be reduced as future replacements occur, with an offset to product inventories.
     We provide a rebate related to product dispensed to Medicaid eligible patients. Our estimated historical rebate percentage is used to estimate the rebate units for the period. We then apply a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program.  In connection with the implementation of our new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented commencing in August 2007 and communicated to the program administrators in September 2007.  The modification increased net sales and net income applicable to common shareholders by $4.5 million, or $0.07 and $0.06 per fully diluted share, for the three and nine month periods ended September 30, 2007, respectively.
     Government entities purchase Acthar at a reduced price from wholesalers and CuraScript. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to sales to which chargebacks apply. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. For sales of Doral, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     Product return, Medicaid rebate, and government chargeback reserves totaled $2.1 million and $2.8 million at September 30, 2007 and December 31, 2006, respectively, and are included in Sales-Related Reserves in the accompanying Consolidated Balance Sheets.
Inventories
     As of September 30, 2007, our net raw material and finished goods inventories totaled $2.6 million. We maintain inventory reserves for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of product sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of September 30, 2007, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $4.0 million related to our acquisition of Doral and $570,000 of net property and equipment. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. As of September 30, 2007, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three and nine month periods ended September 30, 2007 and 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three and nine month periods ended September 30, 2007 includes $223,000 and $1.1 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net loss for the three and nine month periods ended September 30, 2006 includes $371,000 and $720,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of September 30, 2007 and December 31, 2006, the estimated liability related to the Hayward facility totaled $1.8 million and $1.7 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. As described further in Notes 7 and 15 of the accompanying Notes to Consolidated Financial Statements, subsequent to September 30, 2007, we leased 5,000 square feet of the facility through April 2009 and entered into a letter of intent to lease the remaining 25,000 square feet through the remainder of the term of the master lease. During the three and nine month periods ended September 30, 2007, we revised our estimate of the liability and recorded additional losses of $245,000 and $646,000, respectively.
     We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three and nine month periods ended September 30, 2007, we recognized total expense of $314,000 and $937,000, respectively, related to the Hayward facility. During the three and nine month periods ended September 30, 2006, we recognized total expense of $66,000 and $382,000, respectively, related to the Hayward facility.

Results of Operations
Three months ended September 30, 2007 compared to the three months ended September 30, 2006:
Total Net Product Sales

	Three Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Net product sales	$14,809	$4,045	$10,764	266%
     Net product sales for the three month periods ended September 30, 2007 and 2006 were comprised of net product sales of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended September 30, 2007 totaled $14.6 million as compared to $3.8 million during the same period in 2006. The increase in net sales resulted from the initial success in the implementation of our new strategy and business model for Acthar. As previously announced, in August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. The list price prior to the new pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we estimate that demand by patients utilizing Acthar for infantile spasms and opsoclonus myoclonus syndrome has remained about at levels we experienced prior to implementation of the new Acthar strategy. This consistent level of ordering coupled with a positive pattern of insurance reimbursement has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government entities, and the reimbursement policies of insurance companies. Specifically, as we expected, the increase in Acthar net sales resulting from the new pricing level was partially offset by an approximate 53% decrease in unit sales during the third quarter of 2007 as compared to the same period in 2006.
     We estimate that end user demand for Acthar since the implementation of the new Acthar strategy has been 425 to 475 vials per month. Of this demand, we estimate that approximately 30% of vials are used by patients covered by Medicaid and other government related programs. We provide a rebate related to product dispensed to Medicaid eligible patients and government entities purchase Acthar at a reduced price from wholesalers and CuraScript. These Medicaid rebates and government chargebacks are estimated by us each quarter and represent a reduction in our net sales. Our Medicaid rebates and government chargebacks during the quarter ended September 30, 2007 related primarily to activity prior to the implementation of the new Acthar strategy. The amount of our Medicaid rebates and government chargebacks resulting from units dispensed to Medicaid eligible patients and government entities may increase subsequent to the quarter ended September 30, 2007 and result in the recognition of minimal, if any, net sales on these units.
     The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program.  In connection with the implementation of the new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented commencing in August 2007 and communicated to the program administrators in September 2007.  The modification increased net sales and net income applicable to common shareholders by $4.5 million, or $0.07 and $0.06 per fully diluted share, for the three and nine month periods ended September 30, 2007, respectively.
     During July 2007, we began utilizing CuraScript to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. CuraScript has 60 days from when product is received to pay us for their purchases of Acthar. We will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration.
     We review the amount of inventory of Doral at wholesalers and Acthar at CuraScript in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in net product sales due to changes in demand for our products, the timing of shipments, changes in inventory levels, expiration dates of product sold, and the impact of our sales-related reserves.

Cost of Product Sales

	Three Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Cost of product sales	$1,534	$945	$589	62%
     Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of product sales was due primarily to an increase of $422,000 in royalties on Acthar due to the increase in net sales during the three month period ended September 30, 2007 as compared to the same period in 2006 and an increase of $133,000 in product stability testing in the three month period ended September 30, 2007 as compared to the same period in 2006. These increases were partially offset by lower direct materials cost due to the decrease in Acthar unit sales during the three month period ended September 30, 2007 as compared to the same period in 2006. Cost of product sales as a percentage of total net product sales was 10% for the three month period ended September 30, 2007, as compared to 23% for the three month period ended September 30, 2006. The decrease in cost of product sales as a percentage of total net product sales in the three month period ended September 30, 2007 as compared to the same period in 2006 was due primarily to the increase in net product sales resulting from the new Acthar pricing level implemented on August 27, 2007.
Selling, General and Administrative

	Three Months Ended
	September 30,			%
	2007	2006	Decrease	Change
	(in $000’s)
Selling, general and administrative expense	$3,322	$4,171	$(849)	(20)%
     The decrease in selling, general and administrative expense was due primarily to the reduction of our field organization in the second quarter of 2007, offset in part by an increase in expense associated with our Hayward facility. In May 2007, we reduced our field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons. We currently have 10 product service consultants and 4 medical science liaisons. The expenses associated with our medical science liaisons are included in Research and Development expense in the accompanying Consolidated Statements of Operations. Sales and marketing headcount-related costs in the three month period ended September 30, 2007 decreased by approximately $1.0 million as compared to the same period in 2006. We expect the reduction of our field organization to generate annual cash savings between $4.0 million and $5.0 million. During the quarter ended September 30, 2007, we revised our estimate of our Hayward lease liability and recorded an additional loss of $245,000. Total expenses associated with our Hayward facility for the three month period ended September 30, 2007 increased by $248,000 as compared to the three month period ended September 30, 2006.
Research and Development

	Three Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Research and development	$1,264	$544	$720	132%
     Costs included in research and development relate primarily to our product development efforts, outside services related to medical and regulatory affairs, compliance activities, costs associated with our medical science liaisons, and our preliminary evaluation of additional development opportunities. The increase was due primarily to the addition of our clinical and development leadership team during the fourth quarter of 2006 and our medical science liaisons in the second quarter of 2007. Headcount-related costs in the three month period ended September 30, 2007 increased by approximately $338,000 as compared to the same period in 2006. An increase of approximately $190,000 in costs for product development and outside services related primarily to regulatory affairs also contributed to the increase as compared to the same period in 2006.
Depreciation and Amortization

	Three Months Ended
	September 30,			%
	2007	2006	Increase	Change
		(in $000’s)
Depreciation and amortization	$125	$94	$31	33%

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
Other Income, net

	Three Months Ended
	September 30,			%
	2007	2006	Decrease	Change
	(in $000’s)
Other income, net	$163	$188	$(25)	(13)%
     Other income, net for the three month period ended September 30, 2007 was consistent with other income, net for the same period in 2006.
Income Tax Expense

	Three Months Ended
	September 30,
	2007	2006	Increase
	(in $000’s)
Income tax expense	$102	$—	$102
     Income tax expense for the three month period ended September 30, 2007 was $102,000. There was no income tax expense for the three month period ended September 30, 2006 as we incurred a net loss of $1.5 million. We had an insignificant tax rate on our net income for the three month period ended September 30, 2007 resulting from our ability to use our net operating loss carryforwards (NOLs) to offset most of our pre-tax income. As of December 31, 2006, we had federal and state NOLs of $101.4 million and $34.6 million, respectively. Our NOLs may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We are currently evaluating whether there have been any historical changes in ownership that would limit the future use of our NOLs.
Preferred Stock Distribution

	Three Months Ended
	September 30,
	2007	2006	Increase
	(in $000’s)
Allocation of undistributed earnings to Series A Preferred Stock	$261	$—	$261
     The $261,000 allocation of undistributed earnings to Series A Preferred Stock for the three month period ended September 30, 2007 represented an allocation of a portion of our third quarter 2007 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our third quarter 2007 net income to the Series A stockholder. Net loss was not allocated to the Series A Preferred Stock for the three month period ended September 30, 2006 as the Series A Preferred Stock does not have a contractual obligation to share in our losses.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:
Total Net Product Sales

	Nine Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Net product sales	$22,654	$9,384	$13,270	141%

     The increase in net product sales was due to an increase in Acthar net product sales as compared to the nine month period ended September 30, 2006 resulting from the implementation of our new strategy and business model for Acthar. Net sales of Acthar for the nine month period ended September 30, 2007 totaled $21.8 million as compared to $9.0 million during the same period in 2006. As previously announced, effective August 27, 2007 we initiated a new pricing level for Acthar. Under the new strategy our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. The list price prior to the new pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we estimate that demand by patients utilizing Acthar for infantile spasms and opsoclonus myoclonus syndrome has remained about at levels we experienced prior to implementation of the new Acthar strategy. This consistent level of ordering coupled with a positive pattern of insurance reimbursement has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government entities, and the reimbursement policies of insurance companies. Specifically, the increase in Acthar net sales resulting from the new pricing level was partially offset by an approximate 23% decrease in unit sales for the nine month period ended September 30, 2007 as compared to the same period in 2006. Doral net product sales totaled $882,000 for the nine month period ended September 30, 2007. We purchased the rights in the United States to Doral in May 2006.
     We estimate that end user demand for Acthar since the implementation of the new Acthar strategy has been 425 to 475 vials per month. Of this demand, we estimate that approximately 30% of vials are used by patients covered by Medicaid and other government related programs. We provide a rebate related to product dispensed to Medicaid eligible patients and government entities purchase Acthar at a reduced price from wholesalers and CuraScript. These Medicaid rebates and government chargebacks are estimated by us each quarter and represent a reduction in our net sales. Our Medicaid rebates and government chargebacks during the nine months ended September 30, 2007 related primarily to activity prior to the implementation of the new Acthar strategy. The amount of our Medicaid rebates and government chargebacks resulting from units dispensed to Medicaid eligible patients and government entities may increase subsequent to the nine month period ended September 30, 2007 and result in the recognition of minimal, if any net sales on these units.
     The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program.  In connection with the implementation of the new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented commencing in August 2007 and communicated to the program administrators in September 2007.  The modification increased net sales and net income applicable to common shareholders by $4.5 million, or $0.07 and $0.06 per fully diluted share, for the three and nine month periods ended September 30, 2007, respectively.
Cost of Product Sales

	Nine Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Cost of product sales	$3,298	$2,223	$1,075	48%
     The increase in cost of product sales was due primarily to an increase of $475,000 in royalties on Acthar due to the increase in net sales during the nine month period ended September 30, 2007 as compared to the same period in 2006 and an increase of $301,000 in inventory obsolescence reserves in the nine month period ended September 30, 2007 as compared to the same period in 2006. Cost of product sales as a percentage of total net product sales was 15% for the nine month period ended September 30, 2007 as compared to 24% for the nine month period ended September 30, 2006. The decrease in cost of product sales as a percentage of total net product sales in the nine month period ended September 30, 2007 as compared to the same period in 2006 was due primarily to the increase in net product sales resulting from the new Acthar pricing level implemented on August 27, 2007.
Selling, General and Administrative

	Nine Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$13,619	$12,582	$1,037	8%

     The increase in selling, general and administrative expense was due primarily to an increase in expense associated with our Hayward facility, costs associated with the reduction of our field organization and the departure of our Chief Executive Officer, and increased expenses for outside services that were partially offset by lower headcount-related costs resulting primarily from the reduction of our field organization in the second quarter of 2007. During the nine month period ended September 30, 2007, we revised our estimate of our Hayward lease liability and recorded additional losses of $646,000. Total expenses associated with our Hayward facility for the nine month period ended September 30, 2007 increased by approximately $555,000 as compared to the nine month period ended September 30, 2006. During the second quarter of 2007, we reduced our field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons and incurred a one-time expense of $451,000 for severance benefits and other associated costs. In addition, we recorded $272,000 of severance and other associated costs in the second quarter of 2007 related to the departure of our Chief Executive Officer in May 2007. An increase in expenses for outside services of approximately $375,000 contributed to the increase in selling, general and administrative expense for the nine month period ended September 30, 2007 as compared to the same period in 2006. Partially offsetting the increases was a decrease in headcount-related costs of approximately $700,000 for the nine month period ended September 30, 2007 as compared to the same period in 2006, due primarily to lower costs incurred subsequent to the reduction of our field organization in May 2007. We expect the reduction of our field organization to generate annual cash savings between $4.0 million and $5.0 million. We incurred a total non-cash charge of $1.1 million for employee share-based compensation for the nine month period ended September 30, 2007. Of this amount, $859,000 was included in selling, general and administrative expense, an increase of $183,000 as compared to the same period in 2006.
Research and Development

	Nine Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Research and development	$3,355	$1,632	$1,723	106%
     The increase in research and development was due primarily to the addition of our clinical and development leadership team during the fourth quarter of 2006 and an increase in expenses associated with our product development efforts. Headcount-related costs increased by approximately $809,000 and product development expenses increased by approximately $236,000 in the nine month period ended September 30, 2007 as compared to the same period in 2006. An increase totaling approximately $295,000 for outside services related primarily to regulatory affairs and patent-related legal fees also contributed to the increase as compared to the same period in 2006.
Depreciation and Amortization

	Nine Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Depreciation and amortization	$373	$218	$155	71%
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
Other Income, net

	Nine Months Ended
	September 30,			%
	2007	2006	Increase	Change
	(in $000’s)
Other income, net	$1,242	$498	$744	149%
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

Income Tax Expense

	Nine Months Ended
	September 30,
	2007	2006	Increase
		(in $000’s)
Income tax expense	$102	$—	$102
     Income tax expense for the nine month period ended September 30, 2007 was $102,000. There was no income tax expense for the nine month period ended September 30, 2006 as we incurred a net loss of $6.8 million. We had an insignificant tax rate on our net income for the nine month period ended September 30, 2007 resulting from our ability to use our net operating loss carryforwards (NOLs) to offset most of our pre-tax income. As of December 31, 2006, we had federal and state NOLs of $101.4 million and $34.6 million, respectively. Our NOLs may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We are currently evaluating whether there have been any historical changes in ownership that would limit the future use of our NOLs.
Preferred Stock Distribution

	Nine Months Ended
	September 30,
	2007	2006	Increase
		(in $000’s)
Allocation of undistributed earnings to Series A Preferred Stock	$95	$—	$95
     The $95,000 allocation of undistributed earnings to Series A Preferred Stock for the nine month period ended September 30, 2007 represented an allocation of a portion of our net income for the nine month period ended September 30, 2007 to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our net income for the nine month period to the Series A stockholder. Net loss was not allocated to the Series A Preferred Stock for the nine month period ended September 30, 2006 as the Series A Preferred Stock does not have a contractual obligation to share in our losses.
Liquidity and Capital Resources
     We have funded our activities to date principally through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005.
     At September 30, 2007, we had cash, cash equivalents and short-term investments of $10.6 million compared to $18.4 million at December 31, 2006. The decrease was due primarily to $8.4 million of cash used to fund our operations and a $300,000 payment in January 2007 to eliminate the Doral royalty obligation, partially offset by net proceeds of $448,000 from the divestment of Emitasol in June 2007 and $449,000 in proceeds from the issuance of common stock. At September 30, 2007, our working capital was $22.2 million compared to $17.5 million at December 31, 2006. The increase in our working capital was principally due to an increase in accounts receivable as of September 30, 2007, partially offset by cash used to fund operations. The increase in accounts receivable reflects pending collections on sales of Acthar at the new pricing level that became effective in August 2007.
     In August 2007, we announced a new strategy and business model for Acthar, and implemented a new pricing level for Acthar which was effective August 27, 2007. In conjunction with the new strategy, we also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar. The goal of the new strategy is to make the manufacturing and distribution of Acthar economically viable on a stand alone basis so we can continue to ensure the long-term availability of Acthar and to fund important research and development projects, including any future clinical trials that could be required by the FDA. To date, we have seen a consistent pattern of ordering and insurance reimbursement since the implementation of the new Acthar strategy which has resulted in a significant increase in our net sales, net income and cash flows. As of November 9, 2007, our cash, cash equivalents and short-term investments totaled $15.2 million as compared to $10.6 million at September 30, 2007, and our accounts receivable balance totaled $22.6 million.
     During July 2007, we began utilizing CuraScript to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. CuraScript has 60 days from when product is received to pay us for their purchases of Acthar. We will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration.

     In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000. Under the terms of the agreement we may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals.
     In May 2007, we reduced our field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons. We incurred a one-time expense of $451,000, comprised of $285,000 paid in the second quarter of 2007 for severance benefits, and $166,000 for other associated costs. We expect this reduction of our field organization to generate annual cash savings between $4.0 million and $5.0 million. Other actions we have taken to reduce costs are expected to increase the annual cash savings to between $5.0 million and $6.0 million.
     We lease a 30,000 square foot facility in Hayward, California. Our master lease on the Hayward facility expires in November 2012. As of September 30, 2007, we were obligated to pay rent on the Hayward facility of $4.4 million and to pay our share of insurance, taxes and common area maintenance through the expiration of the master lease. As described further in Notes 7 and 15 of the accompanying Notes to Consolidated Financial Statements, subsequent to September 30, 2007, we leased 5,000 square feet of the facility through April 2009 and entered into a letter of intent to lease the remaining 25,000 square feet through the remainder of the term of the master lease.
     On January 3, 2006, pursuant to our notice to our Series B stockholders in November 2005, we made a total cash payment of $7.8 million to redeem our outstanding Series B Preferred Stock.
Recently Issued Accounting Standards
     In June 2007, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-03”). EITF No. 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating what effect, if any, the adoption of EITF No. 07-03 will have on our consolidated results of operations and financial position.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of No. SFAS No. 157 will have on our consolidated results of operations and financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at September 30, 2007 has not changed materially from December 31, 2006, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     Information about material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2007, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the following additional risk factors:
     Our implementation of our new strategy and business model for Acthar creates risks and uncertainties.
     The implementation of our new strategy and business model for Acthar creates risks and uncertainties, including risks associated with the possibility of declining unit sales, the refusal of third-party payors to provide reimbursement for purchases of Acthar, the financial impact of the return to Questcor or sale to third parties of previously sold product, that a greater proportion of our Acthar unit sales will be comprised of product dispensed to Medicaid eligible patients and government entities where we may recognize minimal, if any, net sales, and we may not be able to estimate the amount of actual rebates and discounts on Acthar dispensed to Medicaid eligible patients and government entities. We could also receive negative publicity as a result of our adoption of this new strategy, and responding from inquiries from the press or patient advocacy groups, or dealing with litigation against us, could divert the attention of key employees from operating our business.
     We may experience distribution problems as a result of the outsourcing of our distribution functions to CuraScript.
     During July 2007 we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and we now rely on CuraScript for all of our proceeds from sales of Acthar in the United States. The outsourcing of these functions is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, Acthar could become unavailable and we could lose revenues, or the costs to distribute Acthar could become higher than we anticipate.
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

QUESTCOR PHARMACEUTICALS, INC.

Date: November 14, 2007	By:	/s/ Don M. Bailey

Don M. Bailey
Interim President

	By:	/s/ George Stuart

George Stuart
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.