Form 10-K
period 2007-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2008-03-18
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $20,600,000 as of June 30, 2007, based upon the last sales price of the Registrant’s Common Stock reported on the American Stock Exchange. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 23,427,136 shares held by directors, officers and shareholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of March 3, 2008 the Registrant had 70,623,219 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

We currently own two commercial products, H.P. Acthar® Gel (repository corticotropin injection) and Doral® (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We are also developing new medications, including QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.

In May 2007, we determined that our sales force driven business strategy was not generating an appropriate return and took action to terminate that strategy. We began the process of examining different strategies to best position Acthar to benefit patients, advance our product development programs, and preserve our capital. As part of this process, we reduced the number of members of our field organization by approximately 70%, announced the departure of our former Chief Executive Officer, and appointed Don Bailey, a member of our board of directors, our Interim President. Mr. Bailey was subsequently appointed President and Chief Executive Officer in November 2007.

In August 2007, we announced a new strategy and business model for Acthar. In connection with the new strategy, we implemented a new pricing level for Acthar which was effective August 27, 2007. We also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of 10 product service consultants and 4 medical science liaisons to work with healthcare providers who administer Acthar. The new Acthar strategy, as demonstrated by our 2007 results, has significantly improved our ability to maintain the long-term availability of Acthar and fund important research and development projects. Our total net sales were $49.8 million for the year ended December 31, 2007 as compared to $12.8 million for the year ended December 31, 2006. Our net income before income taxes and the allocation of earnings to preferred stock was $23.0 million for the year ended December 31, 2007 as compared to a loss of $10.1 million for the year ended December 31, 2006. As of December 31, 2007, our cash, cash equivalents and short-term investments totaled $30.2 million as compared to $18.4 million as of December 31, 2006.

Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS and many other conditions with an inflammatory component. No drug is currently approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In June 2006, we submitted a Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) and are currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. In November 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to preparing a complete application for FDA review, which will involve submission of additional information to the FDA. We are gathering this additional information in preparation for our intended submission to the FDA. Our goal is to submit the additional information by the end of 2008. At this time, the FDA is not requiring us to conduct a clinical trial to support our resubmission. Previously, the FDA granted Orphan Designation to Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar.

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand and would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. For the subset of individuals who experience significant difficulty swallowing pills, we believe QSC-001 could represent a valuable option for the treatment of their pain. Our goal is to enter pivotal trials during 2008 with QSC-001.

Since August 2007, we have been heavily focused on executing our newly adopted strategy and business model for Acthar. While we will continue to focus on maximizing the benefits of the new Acthar strategy, we have recently begun a process to identify our long-term business growth strategy. Any such strategy will likely involve pharmaceutical products, but no specific potential business growth strategies have yet been presented to our board of directors.

During February 2008, we used part of our generated free cash flow to repurchase of all of our remaining preferred stock. On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference, and required us to obtain the holder’s separate approval in the event of a merger transaction. We announced on March 3, 2008, that our board of directors also approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. Through March 14, 2008, we have repurchased 827,400 shares of our common stock at an average price of $4.11 per share, for a total purchase price of $3.4 million.

We have registered trademarks on H.P. Acthar® Gel and Doral®. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe our trademarks, trade names and service marks have value and play an important role in our business efforts.

Our corporate office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate internet address is http://www.questcor.com. We do not intend for the information contained on our website to be part of this Annual Report.

H.P. Acthar Gel

H.P. Acthar Gel is a natural source, highly purified preparation of the adrenal corticotropin hormone (“ACTH”), which we acquired in July 2001. Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. It works by stimulating the adrenal cortex to secrete the natural endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances. Acthar was approved by the FDA in 1952 and is used in a wide variety of conditions, including the treatment of periodic flares associated with MS, infantile spasm (“IS”), opsoclonus myoclonus syndrome, and various forms of arthritis (collectively called joint pain).

Acthar is indicated for use in acute exacerbations of MS and is prescribed currently for patients that have MS and experience painful, episodic flares. We promote Acthar for the treatment of exacerbations of MS. Intravenous methylprednisolone is the most common treatment of choice for this indication, but Acthar continues to be used in some patients who do not respond adequately to intravenous methylprednisolone or who cannot tolerate intravenous methylprednisolone.

Although the FDA-approved package labeling does not mention IS as an FDA-approved indication, Acthar has historically been used to treat this condition. No drug is currently approved in the U.S. for the treatment of IS. Based on the document entitled Practice Parameter: Medical Treatment of Infantile Spasms, a 2004 report of the American Academy of Neurology and the Child Neurology Society, there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of IS. In August 2006, the FDA accepted for review our sNDA seeking approval for Acthar for the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. In November 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to preparing a complete application for FDA review, which will involve submission of additional information to the FDA. We are gathering this additional information in preparation for our intended submission to the FDA. Our goal is to submit the additional information by the end of 2008. At this time, the FDA is not requiring us to conduct a clinical trial to support our resubmission. Previously, the FDA granted Orphan Designation to Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar. IS is an epileptic syndrome characterized by the triad of infantile spasm (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while about one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

The availability of Acthar in the several years before our acquisition of the drug in 2001 from Aventis Pharmaceuticals, Inc. (“Aventis,” now CSL Behring) was very restricted, so that many physicians used synthetic steroids and other unapproved products to treat IS. The market for IS therapies has since been stable for many years, and Acthar remains the treatment of choice among physicians. Acthar may be challenged by newer agents, such as synthetic corticosteroids, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of IS) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Solu-Medrol is the primary competitive product to Acthar for the treatment of MS flares. See section below titled “Competition” and Item 1A “Risk Factors: Risks Associated with Our Business — If competitors develop and market products that are similar to ours, our commercial opportunity will be reduced or eliminated” for a discussion of additional risks related to competition.

In addition to being indicated for the treatment of exacerbations of MS, Acthar has over fifty other labeled indications and uses in certain endocrine disorders, rheumatic disorders, collagen diseases, allergic states, ophthalmic diseases, respiratory diseases, hematologic disorders, neoplastic diseases, edematous states, and gastrointestinal diseases.

For the years ended December 31, 2007, 2006 and 2005, net product sales of Acthar were $48.7 million, $12.1 million and $8.4 million, respectively.

Doral

In May 2006, we purchased the rights in the United States to Doral from MedPointe pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. Sleep disturbance and insomnia is a very common side effect of many diseases and disorders. The overall U.S. market for sleep medicines has seen significant growth over the past several years and is estimated to have generated over $3 billion in prescription drug sales in 2005. We believe that Doral has a number of unique properties that make it an attractive option for the many patients who suffer from sleep disturbance.

We made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million related to the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, we acquired all finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. (“IVAX”) on net sales of Doral. In January 2007, we made a cash payment of $300,000 to IVAX to eliminate the royalty obligation. We entered into a separate supply agreement with MedPointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. We accounted for the Doral product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. We attributed $4.4 million, which included acquisition costs of $129,000 and the $300,000 payment to eliminate the royalty obligation, to purchased technology and $42,000 to inventory. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

Net product sales of Doral were $1.1 million and $714,000 for the year ended December 31, 2007 and the period May 2006 through December 2006, respectively.

Product Development

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen (“HB/APAP”) for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand and would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. HB/APAP, in its variety of strengths, is one of the most frequently prescribed products in the U.S. with over 100 million prescriptions written in 2005 according to a third party provider of prescription data. There are currently no ODT formulations of HB/APAP available in the United States. For the many individuals who experience significant difficulty swallowing pills, we believe QSC-001 represents a valuable option for the treatment of their pain. Our goal is to enter pivotal trials during 2008 with QSC-001. Eurand would receive milestone payments upon the achievement of certain development milestones. We currently estimate that we will not make any milestone payments to Eurand in 2008.

AdvaTabtm can be combined with Eurand’s Microcaps® taste-masking technology to provide an ODT with a pleasant taste. In addition, AdvaTabtm tablets dissolve rapidly in the mouth within 15 to 30 seconds, and the smooth mixture of carrier excipients and taste-masked drug granules is suitable for delivering high drug doses. Modified-release drug granules can also be incorporated into the AdvaTabtm dosage form to provide a fast-dissolve tablet with sustained-release properties. AdvaTabtm tablets can be packaged in either bottles or blisters. Eurand is a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. Since 2001, Eurand has had four products approved by the FDA, three resulting from co-development partnerships. Eurand has a pipeline of products in development both for its co-development partners and its proprietary portfolio. Eurand’s technology platforms include: bioavailability enhancement of poorly soluble drugs, customized release, taste masking/fast-dissolving formulations, and drug conjugation. Eurand has manufacturing and research facilities in the U.S., Italy and France.

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

Our research and development expense totaled $4.8 million, $3.0 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing

Our products are manufactured for us by approved contract manufacturers.

Acthar has a shelf life of 18 months from the date of manufacture. In 2003, we transferred the Acthar final fill and packaging process from Aventis to our contract manufacturer, Chesapeake Biological Laboratories, Inc. (“CBL”), and produced our first lot of Acthar finished vials. This transfer was approved by the FDA in January 2004. Our agreement with CBL extends through 2010. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process from Aventis to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. The Acthar API manufacturing site transfer was approved by the FDA in June 2005. We have signed an agreement with BioVectra, which terminates on December 31, 2010 and includes a one-year extension option. While we have received approval for the Acthar finished vials and API transfers to new contract manufacturers, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. We have selected a contract laboratory to perform two bioassays associated with the release of API and finished vials. These bioassays have been successfully transferred from Aventis (now CSL Behring) to the contract laboratory, and were approved by the FDA in June 2005. CSL Behring continues to conduct potency testing for release of API and finished vials and in February 2006, we extended our agreement with CSL Behring through 2011. The transfer of manufacturing of Acthar from Aventis to our new contract manufacturers is resulting in higher unit costs than the fixed-price manufacturing agreement with Aventis.

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

Divested Product Lines

On October 17, 2005 we sold our non-core pharmaceutical product lines Nascobal, Ethamolin and Glofil-125. Nascobal is a prescription nasal gel used for the treatment of various Vitamin B-12 deficiencies; Ethamolin is an injectable drug used to treat enlarged weakened blood vessels at the entrance to the stomach that have recently bled, known as esophageal varices; and Glofil-125 is an injectable agent that assesses how well the kidney is working by measuring glomerular filtration rate, or kidney function. Our net product sales of the divested product lines were $5.7 million for the year ended December 31, 2005. Effective October 18, 2005, our results of operations and cash flows excluded the net product sales and direct operating costs and expenses of the divested product lines. Because the divested product lines were part of a larger cash-flow generating group and did not represent a separate operation, the divested product lines were not reported as discontinued operations. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000.

Under the terms of the agreement, we may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals.

Sales and Marketing

Acthar is approved for sale in the U.S. and we have the U.S. rights to Doral. We do not have substantial operations outside the U.S. However, we have agreements with the following companies to market and distribute Acthar on a named patient basis in certain other countries.

Beacon Pharmaceuticals, Ltd.

We have an agreement with Beacon Pharmaceuticals, Ltd. (“Beacon”) of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom on a named patient basis. Gross sales to Beacon were $308,000, $174,000 and $190,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

IDIS Limited

We have an agreement with IDIS Limited (“IDIS”) of Sirbiton, Surrey, UK for the exclusive distribution of Acthar on a named patient basis. The agreement covers all countries of the world except: the United States; Australia and New Zealand; and the UK, where Acthar is sold through Beacon. Gross sales to IDIS were $759,000, $202,000 and $86,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Certain potentially competitive products to Acthar are in various stages of development, some of which have been filed for approval with the FDA or have been approved by regulatory authorities in other countries. Vigabatrin is a potentially competitive product that is currently approved for use in Canada and is under review in the United States by the FDA for the treatment of infantile spasms. Two additional potentially competitive drugs to Acthar that we are currently monitoring are Synacthen and Ganaxolone. Synacthen has been approved in the European Union for use in treating exacerbations associated with multiple sclerosis. See Item 1A “Risk Factors: Risks Associated with our Business — If competitors develop and market products that are similar to ours, our commercial opportunity will be reduced or eliminated” for a discussion of additional risks related to competition.

Government Regulation

Marketed Pharmaceutical Products

All pharmaceutical operations associated with the production, testing, packaging and distribution of pharmaceutical products are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

We market prescription drug products that have been approved by the FDA. The FDA has the authority to revoke existing approvals if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertisement, of prescription drugs. In September 2007, the U.S. President signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The new legislation grants significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties.

Although we expect these and other provisions of the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.

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

In March 2007 we received a drug class action letter from the FDA requesting modifications to labeling and creation of a Medication Guide for sedative-hypnotic drug products that are indicated for the treatment of insomnia, including our product Doral. We have revised Doral’s labeling and created a Medication Guide, both of which have been approved by the FDA. In February 2008 we began shipping Doral product with the revised labeling and new Medication Guide.

See Item 1A “Risk Factors: Risks Associated with our Business — We cannot provide assurances that we will remain in compliance with all regulatory requirements” for a discussion of risks related to government regulation of marketed pharmaceutical products.

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

Product Liability Insurance

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims, against which we maintain liability insurance. See Item 1A “Risk Factors: Risks Associated with our Business — If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products” for a discussion of certain risks related to product liability claims that may be made against us.

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

See Item 1A “Risk Factors: Risks Associated with our Business — If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues” for a discussion of additional risks related to intellectual property rights.

Employees

As of December 31, 2007 and 2006 we had 32 and 70 full-time employees, respectively. In May 2007, we determined that our sales force driven business strategy was not generating an appropriate return and took action to terminate that strategy. We began the process of examining different strategies to best position Acthar to benefit patients, advance our product development programs, and preserve our capital. As part of this process, we reduced the number of members of the our field organization by approximately 70%, announced the departure of our former Chief Executive Officer, and appointed Don Bailey, a member of the our board of directors, as our Interim President. Mr. Bailey was subsequently appointed President and Chief Executive Officer in November 2007. The reduction of the field organization was completed on May 25, 2007. Our one-time expense was comprised of $285,000 for severance benefits and $166,000 for other associated costs. The one-time expense is included in Selling, General, and Administrative Expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007. We estimate that this reduction eliminated between $4.0 million and $5.0 million of annualized cash expenses associated with the field organization.

In August 2007, we announced a new strategy and business model for Acthar. In connection with the new strategy, we implemented a new pricing level for Acthar which was effective August 27, 2007. We also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of 10 product service consultants and 4 medical science liaisons to work with healthcare providers who administer Acthar. The new Acthar strategy, as demonstrated by our 2007 results, has significantly improved our ability to maintain the long-term availability of Acthar and fund important research and development projects.

Our continued success will depend in large part on our ability to attract and retain key employees. We believe that our relationship with our employees is good. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

Website Address

Our website address is http://www.questcor.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC, by providing a hyperlink to the SEC’s website directly to such reports.

Financial Information

Please refer to Item 6, “Selected Consolidated Financial Data,” for a review of our financial results and financial position for the five years ended December 31, 2007, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue and net income (loss) for the three years ended December 31, 2007.

Item 1A.	Risk Factors

Risks Associated with the Implementation of our new Strategy and Business Model for Acthar

Summary Overview

The implementation of our new strategy and business model for Acthar creates risks and uncertainties, including risks associated with the possibility of declining unit sales, the refusal of third-party payors to provide reimbursement for purchases of Acthar, a greater proportion of our Acthar unit sales being comprised of product dispensed to Medicaid eligible patients and government entities where we do not expect to recognize any net sales, and that the actual amount of rebates and discounts on Acthar dispensed to Medicaid eligible patients and government entities may differ materially from our estimates. We could also receive negative publicity as a result of our adoption of this new strategy, and responding from inquiries from the press or patient advocacy groups, or dealing with litigation against us, could divert the attention of key employees from operating our business. Many of these risks are further described below.

We may be negatively affected by lower reimbursement levels.

Our ability to generate revenues is affected by the availability of reimbursement for Acthar and our ability to generate revenues will be diminished if we fail to maintain an adequate level of reimbursement for Acthar from third party payors.

The sale of Acthar will depend in part on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the United States) and private insurance plans. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs, including Acthar. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Acthar, which may also impact Acthar’s sales. In addition, current reimbursement policies for Acthar may change at any time. Changes in reimbursement or our failure to obtain reimbursement for Acthar may reduce the demand for, or the price of, Acthar, which could result in lower Acthar sales, thereby weakening our competitive position and negatively impacting our results of operations.

Regulatory changes could negatively affect the implementation of our new strategy.

In the United States, proposals have called for substantial changes in the Medicare and Medicaid programs. Any such changes enacted may require significant reductions from currently projected government expenditures for these programs. The Medicare Prescription Drug Improvement, and Modernization Act, enacted in December 2003, provides for, among other things, an immediate reduction in the Medicare reimbursement rates for many drugs administered in a physician’s office. The Medicare Act, as well as other changes in government legislation or regulation or in private third party payors’ policies toward reimbursement for Acthar, may reduce or eliminate reimbursement for Acthar. In addition, if the Medicare Act was amended, or other regulations were adopted, to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Driven by budget concerns, Medicaid managed care systems have been implemented in several states and local metropolitan areas. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to innovative medicines, the market acceptance of these products may be reduced. We are unable to predict what impact the Medicare Act or other future legislation, if any, relating to third party reimbursement, will have on Acthar’s sales.

We are in the process of identifying a long term strategy.

Since August 2007, we have been heavily focused on executing our newly adopted strategy and business model for Acthar. While we will continue to focus on maximizing the benefits of the new Acthar strategy, we have recently begun a process to identify our long-term business growth strategy. Any such strategy will likely involve pharmaceutical products, but no specific potential business growth strategies have yet been presented to our board of directors. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the business growth strategy which we may ultimately adopt. Although we will endeavor to evaluate the risks inherent in each contemplated business growth strategy, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Risks Associated with our Business

We have a history of operating losses and have only recently generated sufficient revenue to achieve profitability.

We have a history of recurring operating losses, and our accumulated deficit through December 31, 2007 was $51.7 million. We recognized net income applicable to common shareholders for the year ended December 31, 2007, however, this was primarily attributable to our implementation of our new strategy and business model for Acthar during the year, and there can be no assurance that this new strategy and business model will result in continued profitability.

For the year ended December 31, 2007, sales of Acthar represented 98% of our total net sales. We expect to continue to rely on this product for substantially all of our product sales for the foreseeable future. We cannot predict whether the demand for Acthar will continue in the future or that we will continue to generate significant revenues from sales of Acthar. If we are forced to reduce the price for Acthar, the demand for Acthar declines, if third-party payors refuse to provide reimbursement for purchases of Acthar, if we are forced to re-negotiate contracts or terms, or if our customers do not comply with our existing policies, our revenues from the sale of Acthar would decline. If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. If our revenues from the sale of Acthar decline, our total revenues, gross margins and operating results would be harmed

We may not be able to fully utilize for our benefit our cumulative net operating losses.

As of December 31, 2007, we had federal and state net operating loss carryforwards of $39.3 million and $17.4 million, respectively, and federal and California research and development tax credits of $748,000 and $1.1 million, respectively. Of these amounts, $29.4 million and $17.4 million of federal and state net operating loss carryforwards, respectively, and $157,000 and $180,000 of federal and California research and development credits, respectively, are available to reduce our 2008 taxable income. We have established a valuation allowance of $5.2 million for deferred tax assets related to $9.9 million of our federal net operating loss carryforwards, $591,000 of federal research and development credit carryforwards, $458,000 of California research and development credit carryforwards, and other state temporary differences, as it was not considered more likely than not as of December 31, 2007 that such deferred tax assets will be realized. The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2008 through 2026, if not utilized. Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2007. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2007 before utilization.

We may experience Acthar distribution problems as a result of the outsourcing of our Acthar distribution functions to CuraScript.

During July 2007 we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. On August 1, 2007, we stopped selling Acthar to wholesalers and we now rely on CuraScript for all of our proceeds from sales of Acthar in the United States. The outsourcing of these functions is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, Acthar could become unavailable, resulting in either lost revenues or higher than anticipated Acthar distribution costs.

If competitors develop and market products that are similar to ours, our commercial opportunity will be reduced or eliminated.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target.

We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to Acthar are in various stages of development, some of which have been filed for approval with the FDA or have been approved by regulatory authorities in other countries.

Vigabatrin is a potentially competitive product that is currently approved for use in Canada and is under review in the United States by the FDA for the treatment of infantile spasms. The FDA accepted for review the Vigabatrin NDA for use in the United States in February 2008 and assigned it a priority review. Should Vigabatrin receive approval to be used in the United States, the result could be detrimental to Acthar’s sales.

Prednisone and prednisolone are the generic names for anti-inflammatory corticosteroid drugs that are used to treat various types of inflammation. One off-label use of these drugs has been to treat infantile spasms. Should more doctors prescribe prednisone or prednisolone to target the same diseases and conditions that Acthar targets, the result could be detrimental to current Acthar sales.

Two additional potentially competitive drugs to Acthar that we are currently monitoring are Synacthen and Ganaxolone. Synacthen has been approved in the European Union for use in treating exacerbations associated with multiple sclerosis. We are not presently aware of any effort to attempt to gain FDA approval for marketing Synacthen in the U.S. Ganaxolone is currently undergoing a Phase IIb study for the treatment of infantile spasms, but is not currently approved in any jurisdiction. Both Synacthen and Ganaxolone could potentially compete with Acthar in the future should they ever receive the necessary FDA and regulatory approvals.

Some of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals, and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

If we are unable to contract for a sufficient supply of our required products and services on acceptable terms, or if we should encounter delays or difficulties in our relationships with our manufacturers, or if any required approvals by the FDA and other regulatory authorities do not occur on a timely basis, we will lose sales. Moreover, contract manufacturers that we may use must continually adhere to current good manufacturing practices enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, we may lose FDA approval of our products. Failure to obtain products for sale for any reason may result in an inability to meet product demand and a loss of potential revenues.

The loss of our key management personnel could have an adverse impact on future operations.

We are highly dependent on the services of the principal members of our senior management team, and the loss of a member of senior management could create significant disruption in our ability to provide Acthar to our customers. We do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Recruiting and retaining management and operational personnel to perform sales and marketing, financial operations, business development, clinical development, regulatory affairs, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

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

We cannot predict whether the FDA will approve our sNDA for Acthar or for our other products in our development pipeline.

During the year ended December 31, 2007, the FDA requested additional information for our supplemental new drug application seeking approval for Acthar for the treatment of infantile spasms. In addition, we continued our clinical development program under our investigational new drug application with the FDA for QSC-001. There can be no assurance that our efforts to develop QSC-001 or obtain approval of Acthar for infantile spasm will be successful or will not be delayed due to regulatory or other factors.

We cannot provide assurances that we will remain in compliance with all regulatory requirements.

No assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements for our currently marketed products or any new product once clearance or approval has been obtained. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and post-marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Additionally, the facilities and procedures of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities.

A significant percentage of Acthar prescriptions is for IS, an indication which is not an approved indication for Acthar. While physicians may lawfully prescribe Acthar for IS and other off-label uses, any promotion by us of off-label uses would be unlawful. Some of our practices intended to respond to questions from physicians with respect to off-label uses of Acthar without engaging in off-label promotion could nonetheless be construed as off-label promotion. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, some non-compliant actions may nonetheless occur. Regulatory authorities could take enforcement action against us if they believe we are promoting, or have promoted, our products for off-label use. Also, the label for Acthar includes a list of indications for which Acthar has not been actively promoted or prescribed for in several years, if ever. It is possible that the FDA could, in the context of reviewing our sNDA for IS or otherwise, conduct a review of the Acthar label and require us to provide data to the FDA regarding the safety and efficacy of Acthar relating to these indications. If we are unable to provide satisfactory data, it is possible that the FDA could require us to remove various indications from the label of approved uses of Acthar.

We must incur expense and spend time and effort to ensure compliance with complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or a total or partial shutdown of production in one or more of our suppliers’ facilities while our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues and financial condition.

Our current pipeline of new products is limited and any products that we may acquire or develop may not be accepted by the market, which may result in lower future revenues as well as a decline in our competitive positioning.

Any products that we successfully acquire or develop in the future, if approved for marketing, may never achieve market acceptance. These products, if successfully acquired or developed, may compete with drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize the products that we may develop.

The degree of market acceptance of our commercial products and any products that we successfully acquire or develop will depend on a number of factors, including:

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

Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. If our activities infringe on patents owned by others, we could incur substantial costs in defending ourselves in suits brought against a licensor or us. Should our products or technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of our products could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of our products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties, which may not be made available on terms acceptable to us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on, and will require our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The initial deadline for us to become compliant with Section 404 was December 31, 2007. As of such date, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, our business and operating results could be harmed and current and potential shareholders may not have confidence in our financial reporting.

If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by us or our collaborators in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand for any of our drug candidates that receive regulatory approval for commercial sale and for those products we currently market. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance for claims up to $10.0 million. However, if we are unable to maintain insurance coverage at acceptable costs, in a sufficient amount, or at all, or if we become subject to a product liability claim, our reputation, stock price and ability to devote the necessary resources to the commercialization of our products could be negatively impacted.

Risks Related to our Common Stock

Our stock price has a history of volatility, and an investment in our stock could decline in value.

The price of our common stock is subject to significant volatility. Following the implementation of our new strategy and business model for Acthar, our stock price appreciated significantly. The closing price per share of our common stock ranged in value from $0.35 to $6.15 during the two year period ended December 31, 2007. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our specialty distributor, specialty pharmacies and hospitals. In the event that patient demand for Acthar is less than our sales to our specialty distributor, excess Acthar inventories may result at our specialty distributor, specialty pharmacies and hospitals, which may impact future Acthar sales. Other potential events that could affect our stock price include, without limitation, our quarterly and yearly revenues and earnings or losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

We have significant stock option overhang which could dilute your investment.

We have a substantial overhang of common stock due to a low average exercise price of employee stock options. The future exercise of employee stock options could cause substantial dilution, which may negatively affect the market price of our shares.

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

If revenues from product sales are less than we expect or if further capital resources are not available, or if such resources cannot be obtained on attractive terms to us, this may further limit our ability to fund operations. Our future capital requirements will depend on many factors, including the following:

•	existing product sales performance,

•	achieving better operating efficiencies,

•	maintaining customer compliance with our policies, and

•	obtaining product from our sole-source contract manufacturers.

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

Our officers, directors and holders of 5% or more of our outstanding common stock may be deemed to beneficially own approximately 49% of the voting power of our outstanding voting capital stock as of December 31, 2007. As a result, these shareholders, acting together, would be able to exert significant influence over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. The interests of these shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. The 49% voting power of these shareholders includes the shares held by our five largest shareholders, Paolo Cavazza and his affiliates, Tang Capital Partners and its affiliates, Claudio Cavazza and his affiliates, Black Horse Capital and its affiliates, Visium Asset Management and its affiliates, and Broadwood Partners, L.P. and its affiliates, which beneficially own approximately 45% of the voting power of our outstanding voting capital stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2007, we leased two buildings. We lease our 23,000 square foot headquarters in Union City, California under a lease agreement that expires in 2011. Our headquarters is currently occupied by the Executive, Commercial Development, Finance and Administration, Sales and Marketing, Medical Affairs, Clinical Development, Regulatory Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

We lease a building with 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in November 2012. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008, we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment and all of our insurance, taxes and common area maintenance. Please refer to Note 10 of our Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the sublease of the Hayward facility.

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

No matters were submitted to a vote of security holders for the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock; Holders of Record

Our common stock is traded on the American Stock Exchange, Inc. under the symbol “QSC.” The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price
Quarter Ended	High	Low

December 31, 2007	$6.15	$0.75
September 30, 2007	0.63	0.35
June 30, 2007	1.08	0.44
March 31, 2007	1.54	0.80
December 31, 2006	1.65	1.08
September 30, 2006	1.89	1.53
June 30, 2006	2.45	1.46
March 31, 2006	1.65	0.85

The last sale price of our common stock on March 3, 2008 was $4.38 per share. As of March 3, 2008 there were approximately 235 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our board of directors.

Equity Compensation Plans

For additional information regarding our equity compensation plans please see Item 12 of this Annual Report.

Stock Performance Graph

The following graph shows the total shareholder return, as of December 31, 2007, on an investment of $100 in cash in (i) Questcor Common Stock, (ii) the Amex Composite Index, and (iii) the NASDAQ Pharmaceuticals Index.

Comparison of 5 Year Cumulative Total Return*
Among Questcor Pharmaceuticals, Inc.,
the Amex Composite Index
and the Nasdaq Pharmaceutical Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Questcor Pharmaceuticals, Inc., The AMEX Composite Index
And The NASDAQ Pharmaceutical Index

	Cumulative Total Return*
	12/02	12/03	12/04	12/05	12/06	12/07
QUESTCOR PHARMACEUTICALS, INC.	100.00	75.51	54.08	106.13	151.02	588.78

AMEX COMPOSITE INDEX	100.00	143.18	175.20	215.26	257.04	299.37

NASDAQ PHARMACEUTICAL INDEX	100.00	144.89	160.46	160.65	163.42	154.46

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ended December 31.

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

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Annual Report.

	Years Ended December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net product sales	$49,768	$12,788	$14,162	$18,404	$13,655
Total revenues	49,768	12,788	14,162	18,404	14,063
Total operating costs and expenses	28,213	23,631	16,351	18,670	17,397
Income (loss) from operations	21,555	(10,843)	(2,189)	(266)	(3,334)
Gain on sale of product lines	448	—	9,642	—	—
Income tax expense (benefit)(2)	(14,592)	—	200	—	—
Net income (loss)	37,586	(10,109)	7,392	(832)	(3,791)
Net income (loss) applicable to common shareholders	36,449	(10,109)	5,068	(1,508)	(5,947)
Net income (loss) per share applicable to common shareholders — basic	$0.53	$(0.18)	$0.10	$(0.03)	$(0.14)
Net income (loss) per share applicable to common shareholders — diluted	$0.51	$(0.18)	$0.10	$(0.03)	$(0.14)
Shares used in computing net income (loss) per share applicable to common shareholders — basic	69,131	56,732	52,477	50,844	41,884
Shares used in computing net income (loss) per share applicable to common shareholders — diluted	70,915	56,732	53,323	50,844	41,884

	December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,212	$18,425	$26,577	$8,729	$3,220
Working capital	57,153	17,506	16,121	5,082	4,352
Total assets	78,448	29,635	31,348	28,173	22,929
Long-term debt	—	—	—	1,986	3,402
Preferred stock, Series A(3)	5,081	5,081	5,081	5,081	5,081
Preferred stock, Series B(4)	—	—	7,841	7,578	8,278
Common stock	108,387	105,352	90,576	88,436	85,232
Accumulated deficit	(51,670)	(89,256)	(79,147)	(84,423)	(82,915)
Total shareholders’ equity	56,771	16,097	11, 422	11,581	10,578

(1)	On August 27, 2007, we announced a new strategy and business model for Acthar that resulted in a significant increase in net sales, earnings, and cash flows for the year ended December 31, 2007. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion regarding the implementation of the new Acthar strategy.

(2)	The income tax benefit for the year ended December 31, 2007 resulted from our ability to utilize net operating loss carryforwards to offset the majority of our 2007 taxable income and the reversal of the portion of the valuation allowance established against deferred tax assets available to reduce the tax obligations on our 2008 taxable income.

(3)	The Series A Preferred Stock was repurchased in February 2008 for $10.3 million. Please refer to Note 17 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for further discussion.

(4)	Series B Convertible Preferred Stock (“Series B Preferred Stock”) was reported at its redemption amount and as a current liability as of December 31, 2005. The Series B Preferred Stock was redeemed in January 2006.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/07(1)	09/30/07(1)	06/30/07	03/31/07
	(In thousands, except per share data)

Net product sales	$27,114	$14,809	$4,144	$3,701
Cost of product sales	1,997	1,534	914	850
Income tax expense (benefit)(2)	(14,694)	102	—	—
Net income (loss)	34,437	8,625	(1,717)	(3,759)
Net income (loss) applicable to common shareholders	33,402	8,364	(1,717)	(3,759)
Net income (loss) per share applicable to common shareholders:
Basic	$0.48	$0.12	$(0.02)	$(0.05)
Diluted	$0.45	$0.12	$(0.02)	$(0.05)

	Quarter Ended
	12/31/06	09/30/06	06/30/06	03/31/06
	(In thousands, except per share data)

Net product sales	$3,404	$4,045	$3,329	$2,010
Cost of product sales	777	945	652	626
Net loss	(3,336)	(1,521)	(2,215)	(3,037)
Net loss applicable to common shareholders	(3,336)	(1,521)	(2,215)	(3,037)
Net loss per share applicable to common shareholders — basic and diluted	$(0.06)	$(0.03)	$(0.04)	$(0.06)

(1)	On August 27, 2007, we announced a new strategy and business model for Acthar that resulted in a significant increase in net sales, earnings and cash flows for the quarters ended September 30, 2007 and December 31, 2007. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion regarding the implementation of the new Acthar strategy.

(2)	The income tax benefit for the quarter ended December 31, 2007 resulted from our ability to utilize net operating loss carryforwards to offset the majority of our 2007 taxable income and the reversal of the portion of the valuation allowance established against deferred tax assets available to reduce the tax obligations on our 2008 taxable income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We currently own two commercial products, H.P. Acthar Gel (repository corticotropin injection) and Doral (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We are also developing new medications, including QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.

In May 2007, we determined that our sales force driven business strategy was not generating an appropriate return and took action to terminate that strategy. We began the process of examining different strategies to best position Acthar to benefit patients, advance our product development programs, and preserve our capital. As part of this process, we reduced the number of members of our field organization by approximately 70%, announced the departure of our former Chief Executive Officer, and appointed Don Bailey, a member of our board of directors, our Interim President. Mr. Bailey was subsequently appointed President and Chief Executive Officer in November 2007.

In August 2007, we announced a new strategy and business model for Acthar. In connection with the new strategy, we implemented a new pricing level for Acthar which was effective August 27, 2007. We also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of 10 product service consultants and 4 medical science liaisons to work with healthcare providers who administer Acthar. The new strategy, as demonstrated by our 2007 results, has significantly improved our ability to maintain the long-term availability of Acthar and fund important research and development projects. Our total net sales were $49.8 million for the year ended December 31, 2007 as compared to $12.8 million for the year ended December 31, 2006. Our net income before income taxes and the allocation of earnings to preferred stock was $23.0 million for the year ended December 31, 2007 as compared to a loss of $10.1 million for the year ended December 31, 2006. As of December 31, 2007, our cash, cash equivalents and short-term investments totaled $30.2 million as compared to $18.4 million as of December 31, 2006.

Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS and many other conditions with an inflammatory component. No drug is approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS. In June 2006, we submitted a Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) and are currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. In November 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to preparing a complete application for FDA review, which will involve submission of additional information to the FDA. We are gathering this additional information in preparation for our intended submission to the FDA. Our goal is to submit the additional information by the end of 2008. At this time, the FDA is not requiring us to conduct a clinical trial to support our resubmission. Previously, the FDA granted Orphan Designation to Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar.

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand and would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. For the subset of individuals who experience significant difficulty swallowing pills, we believe QSC-001 could represent a valuable option for the treatment of their pain.

Since August 2007, we have been heavily focused on executing our newly adopted strategy and business model for Acthar. While we will continue to focus on maximizing the benefits of the new Acthar strategy, we have recently begun a process to identify our long-term business growth strategy. Any such strategy will likely involve pharmaceutical products, but no specific potential business growth strategies have yet been presented to our board of directors.

During February 2008, we used part of our generated free cash flow to repurchase of all of our remaining preferred stock. On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference, and required us to obtain the holder’s separate approval in the event of a merger transaction. We announced on March 3, 2008, that our board of directors also approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. Through March 14, 2008, we have repurchased 827,400 shares of our common stock at an average price of $4.11 per share, for a total purchase price of $3.4 million.

Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients, inventory levels of our products held by third parties, amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, the amount of chargebacks on the sale of our products by our specialty distributor to government entities, the availability of finished goods from our sole-source manufacturers, and the timing and amount of our product development expenses.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, chargebacks on sales of our products by wholesalers and our specialty distributor to government entities, product returns, bad debts, inventories, intangible assets, share-based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sales Reserves

We have estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment. We estimate our reserves by utilizing historical information for existing products and data obtained from external sources.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product returns, government chargebacks, and Medicaid rebates could differ significantly from our estimates because our analysis of product shipments, prescription trends, the amount of product in the distribution channel, and our interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, or if our customers fail to adhere to our expired product returns policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with our estimates.

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

We establish a reserve for the sales value of expired product expected to be returned by wholesalers and their customers with a corresponding reduction in gross product sales. The reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. In estimating the return rate for expired product returned by wholesalers and their customers, we primarily analyze historical returns by product, return merchandise authorizations, inventory on hand at wholesalers, and the remaining shelf life of that inventory. We believe that the information obtained from wholesalers regarding inventory levels is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we adjust our reserves as appropriate. Subsequent to our transition of Acthar distribution by wholesalers to specialty distribution by CuraScript, the reserve for the sales value of expired product expected to be returned by wholesalers and their customers relates to estimated returns associated with our sales of Doral and our estimate of returns associated with sales of Acthar to wholesalers prior to our transition to CuraScript.

At December 31, 2007 and 2006, sales-related reserves for product returns were as follows:

	December 31,
	2007	2006
	(In $000’s)

Balance, beginning of year	$2,351	$1,709
Actual returns in current year related to sales from prior years	(1,571)	(835)
Actual returns in current year related to sales from current year	(86)	—
Current provision related to sales made in prior years	(86)	(194)
Current provision related to sales made in current year	699	1,671

Balance, end of year	$1,307	$2,351

The decrease in the provision as of December 31, 2007 relates to the transition of Acthar distribution from multiple wholesalers to our sole specialty distributor. We provide credit to wholesalers and their customers and will provide replacement product to our specialty distributor. As of December 31, 2007, $1.2 million of the returns reserve related to the final product lots of Acthar shipped to wholesalers under our credit memorandum policy with product expiration dates in 2007.

As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. Our estimated historical rebate percentage is used to estimate the rebate units for the period. We then apply a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The estimated total rebate units are comprised of the estimated rebate units associated with estimated end user demand during the period and the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period. The Medicaid rebates associated with end user demand for a period are paid to the states by the end of the quarter following the quarter in which the rebate estimated reserve is established. The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. Our Acthar rebate amount per unit was approximately 65% of our price to our specialty distributor through August 26, 2007 and increased to 73% of our price to our specialty distributor during the fourth quarter ended December 31, 2007. However, effective January 1, 2008, as a result of the impact of the additional per unit rebate component of the rebate per unit formula, we estimate that our rebate amount per unit will be approximately $2,500 higher than our price to our specialty distributor for each Acthar vial dispensed to a Medicaid eligible patient.

In connection with the implementation of our new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

Certain government entities are permitted to purchase our products for a nominal amount from wholesalers and our specialty distributor. Our customers charge the significant discount back to us. The chargeback approximates our sales price to our customers. As a result, we do not recognize any net sales on shipments to these entities. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to sales to which chargebacks apply. Chargebacks are generally applied by customers against their payments to us approximately 30 to 45 days after they have provided appropriate documentation to confirm their sale to a qualified government entity.

We estimate that approximately 30% of our estimated Acthar end user unit demand is used by patients covered by Medicaid and other government related programs. Acthar gross sales were reduced by 24% and 18% to account for the estimated amount of Medicaid rebates and government chargebacks for the fourth quarter and year ended December 31, 2007, respectively. Effective January 1, 2008, we estimate that Acthar gross sales resulting from our reported shipments will be reduced by approximately 30% related to Medicaid rebates and government chargebacks. We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly.

For sales of Doral, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

At December 31, 2007 and 2006, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2007	2006
	(In $000’s)

Product returns — credit memoranda policy	$1,307	$2,351
Product returns — product replacement policy	31	—
Medicaid rebates	6,514	377
Government chargebacks	222	56
Other	102	—

	$8,176	$2,784

Inventories

As of December 31, 2007 our net raw material and finished goods inventories totaled $2.4 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventories. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of product sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.

Intangible and Long-Lived Assets

As of December 31, 2007 our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $4.0 million related to our acquisition of Doral in May 2006 and $522,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of December 31, 2007 and 2006, no impairment had been indicated.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the years ended December 31, 2007 and 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.

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

Our net income for the year ended December 31, 2007 includes $1.8 million of share-based compensation expense related to employees and non-employee members of our board of directors. Our net loss for the year ended December 31, 2006 includes $1.0 million of share-based compensation expense related to employees and non-employee members of our board of directors. As of December 31, 2007, $1.9 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.3 years. In addition, as of December 31, 2007, $1.7 million of total unrecognized compensation cost related to our Employee Stock Purchase Plan is expected to be recognized through August 31, 2008, which represents the end of the current 12-month offering period. On February 29, 2008, our board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the plan. The addition of the 500,000 shares to the plan is subject to shareholder approval.

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

We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of December 31, 2007 and 2006, the estimated liability related to the Hayward facility totaled $1.6 million and $1.7 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. Over the remaining term of the master lease we anticipate that we will receive approximately $1.9 million in sublease income to be used to pay a portion of our Hayward facility obligation of $4.2 million. During the year ended December 31, 2007, we revised our estimate of the liability and recorded additional losses totaling $646,000.

We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2007, 2006 and 2005 we recognized total expense of $1.0 million, $762,000 and $415,000, respectively, related to the Hayward facility.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We regularly assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2006, it was not considered “more likely than not” that our deferred tax assets would be realized and, accordingly, we recorded a full valuation allowance against the deferred tax assets. Based on taxable income in the third and fourth quarter of 2007, cumulative taxable income for the most recent three years and anticipated taxable income for 2008, we determined, in the fourth quarter of 2007, that it was “more likely than not” that some of the deferred tax assets would be recovered. Accordingly, we reversed the valuation allowance for such deferred tax assets at December 31, 2007 and recorded an income tax benefit of $15.9 million for the year ended December 31, 2007. The remaining valuation allowance at December 31, 2007 relates to deferred tax assets for federal net operating loss and tax credit carryforwards and certain state temporary differences that may not be recovered until 2009 or subsequent years. Any changes in the valuation allowance based upon our future assessment will result in an income tax benefit if the valuation allowance is decreased, and an income tax expense if the valuation allowance is increased. We recently completed a study of our net operating loss and tax credit carryforwards to determine whether such amounts are limited under federal Internal Revenue Code Section 382 and similar state provisions. As a result of the study, we concluded that certain of our federal net operating loss and tax credit carryforwards would not be available prior to their expiration. Accordingly, for the year ended December 31, 2007, we reversed $11.2 million in fully reserved deferred tax assets related to such operating net loss and tax credit carryforwards, and the related valuation allowance.

The income tax benefit in the amount of $14.6 million for the year ended December 31, 2007 results from the $15.9 million reversal of the valuation allowance for deferred tax assets that we believe will be recovered, based on anticipated taxable income in 2008, which was offset by $1.3 million of current tax expense for federal and California alternative minimum tax (”AMT”) and other state income taxes. The utilization of tax loss carryforwards is limited in the calculation of AMT and, as a result, we recorded a current tax charge for AMT in the year ended December 31, 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforwards.

In July 2006, the Financial Accounting Standards Board (”FASB”) issued FASB Interpretation No. 48 (”FIN No. 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We implemented the provisions of FIN No. 48 as of January 1, 2007. This resulted in the reversal of fully reserved deferred tax assets totaling $315,000, which relate to uncertain tax positions, and the related valuation allowance. These unrecognized tax benefits, if recognized in full, would reduce our income tax expense by $315,000 and result in adjustments to other tax accounts, primarily deferred taxes. We do not currently expect any significant changes to our unrecognized tax benefits within 12 months of December 31, 2007. See Note 12, Income Taxes, to the accompanying Notes to Consolidated Financial Statements for a discussion of the impact of adopting FIN No. 48 on January 1, 2007.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006:

Total Net Product Sales

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
		(In $000’s)

Net product sales	$49,768	$12,788	$36,980	289%

Total net product sales for the year ended December 31, 2007 increased $37.0 million, or 289%, from the year ended December 31, 2006. For the years ended December 31, 2007 and 2006 all net product sales were in the neurology therapeutic area.

Net sales of Acthar for the year ended December 31, 2007 totaled $48.7 million as compared to $12.1 million during the same period in 2006. The increase in net sales resulted from the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. The list price prior to the new pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 2,185 Acthar units to our specialty distributor at the new pricing level from the implementation of the new Acthar strategy on August 27, 2007 through December 31, 2007. This continued ordering coupled with a positive pattern of insurance reimbursement resulted in a significant increase in our net sales for the year ended December 31, 2007.

Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We estimate that Acthar end user demand since the implementation of the new Acthar strategy has averaged in the range of 425 to 475 vials per month through January 2008. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of seasonal usage and changes in inventory levels at specialty pharmacies and hospitals. We estimate monthly Acthar end user demand using patient referral data collected from our reimbursement support center and analysis of ordering patterns from specialty and hospital pharmacies. We generally receive this information during the 30 day period following the end of each month. We shipped 1,570 vials of Acthar to our specialty distributor during the fourth quarter of 2007. In the months since the August 27, 2007 price increase, Acthar shipments to our specialty distributor have ranged from a low of 310 vials in September 2007 to a high of 540 vials in October 2007. During the fourth quarter of 2007, there was an initial build up of Acthar inventories within the newly established specialty pharmacy network that distributes Acthar. This resulted in Acthar shipments during the fourth quarter that exceeded our end user demand estimate.

This variation in shipments follows a distinct historical pattern of significant quarter-to-quarter variability and apparent seasonality in Acthar end user demand. We evaluated the historical patterns of quarterly Acthar usage within child neurology, as measured by Wolters-Kluwer, a leading provider of prescription data for the pharmaceutical industry. We tabulated the average retail demand for each quarter, from July 2002 to June 2007, as a percentage of the overall average quarterly retail demand. According to this data, while retail demand in child neurology, where Acthar is now primarily used, stayed constant during the five-year period July 2002 to June 2007, variation from the mean was frequently observed for individual quarters. For example, the third calendar quarter has historically been the strongest quarter at 113% of the quarterly average, with a range of as low as 94% to as high as 130%. The first calendar quarter, historically the weakest quarter at 85% of average, has ranged from as low as 74% to as high as 93% of the average quarter during the July 2002 to June 2007 period. We believe that this historical variability is due to quarter-to-quarter variations in diagnosis and treatment of the very small IS patient population, coupled with some seasonal influences. These factors make predictions about Acthar vial demand for any specific short time period difficult and future variability in quarterly Acthar orders and demand should be expected.

We estimate that approximately 30% of our estimated Acthar end user unit demand is used by patients covered by Medicaid and other government related programs. As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients and certain government entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Acthar gross sales were reduced by 24% and 18% to account for the estimated amount of Medicaid rebates and government chargebacks for the fourth quarter and year ended December 31, 2007, respectively. Effective January 1, 2008, we estimate that Acthar gross sales resulting from our reported shipments will be reduced by approximately 30% related to Medicaid rebates and government chargebacks.

The Medicaid rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. In connection with the implementation of the new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy, we estimate that this would result in 2008 annual net sales of approximately $80.0 million to $89.0 million.

Cost of Product Sales

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Cost of product sales	$5,295	$3,000	$2,295	77%

Cost of product sales for the year ended December 31, 2007 increased $2.3 million from the year ended December 31, 2006. Cost of product sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Stability testing is required on each production lot of Acthar and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred. We incur a royalty of 3% on total net sales of Acthar to a third party and a royalty of 1% of annual net sales over $10.0 million to another third party.

The increase in cost of product sales was due primarily to an increase of $1.4 million in royalties on Acthar due to the increase in net sales during the year ended December 31, 2007 as compared to the same period in 2006. Increases of $308,000 in product stability testing and $254,000 in distribution costs also contributed to the increase of cost of product sales in the year ended December 31, 2007 as compared to the same period in 2006. Cost of product sales as a percentage of total net product sales was 11% for the year ended December 31, 2007, as compared to 23% for the year ended December 31, 2006. The decrease in cost of product sales as a percentage of total net product sales in the year ended December 31, 2007 as compared to the same period in 2006 was due primarily to the increase in net product sales resulting from the new Acthar pricing level implemented in August 2007. We estimate that cost of sales as a percentage of sales for 2008 will be approximately 10%.

Selling, General and Administrative

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Selling, general and administrative expense	$17,662	$17,282	$380	2%

Selling, general and administrative expense for the year ended December 31, 2007 was consistent with selling, general and administrative expense for the same period in 2006. Increased share-based compensation expense, costs associated with the reduction of our field organization and the departure of our former Chief Executive Officer and an increase in management compensation were offset by lower sales and marketing headcount-related costs resulting primarily from the reduction of our field organization in the second quarter of 2007.

We incurred a total non-cash charge of $1.8 million for SFAS No. 123(R) share-based compensation for the year ended December 31, 2007. Of this amount, $1.5 million was included in selling, general and administrative expenses, an increase of $523,000 as compared to the same period in 2006. For the year ended December 31, 2007, management bonuses related primarily to our 2007 profitable results contributed to a $757,000 increase in bonus expense as compared to the same period in 2006. We recorded $272,000 of severance and other associated costs in the second quarter of 2007 related to the departure of our former Chief Executive Officer in May 2007. In addition, during the second quarter of 2007 we reduced our field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons and incurred a one-time expense of $451,000 for severance benefits and other associated costs. We currently have 10 product service consultants and 4 medical science liaisons. The expenses associated with our medical science liaisons are included in Research and Development expense in the accompanying Consolidated Statements of Operations. Sales and marketing headcount-related costs for the year ended December 31, 2007 decreased by approximately $1.6 million as compared to the same period in 2006 due primarily to the reduction of our field organization in the second quarter of 2007.

We estimate that our selling, general and administrative expense (excluding non-cash SFAS No. 123(R) share-based compensation expense) for 2008 will be in the range of approximately $15.0 million to $17.0 million. We anticipate the addition of selective key new hires and investment in customer service and marketing initiatives. We estimate that our total non-cash SFAS No. 123(R) share-based compensation expense for 2008 will be approximately $4.5 million of which we estimate approximately $3.5 million will be incurred in selling, general and administrative expense. The increase from 2007 results from new option grants and higher non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan.

Our employee stock purchase plan currently has a 12-month offering period that ends on August 31, 2008. Plan participants may contribute up to 15% of their salary to the plan subject to certain maximum contribution levels. Plan participants purchase shares every three months and are able to increase their contribution levels during the offering period. The purchase price is generally 85% of the lower of our stock price at the beginning of the offering period or at a purchase date within the offering period. The current offering period began on September 1, 2007. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the current offering period. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for the current offering period. On February 29, 2008, our board of directors approved a reduction in the offering period to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the plan. The addition of the 500,000 shares to the plan is subject to shareholder approval. We estimate that these changes will materially reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan subsequent to the end of the current offering period.

Research and Development

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Research and development	$4,758	$3,033	$1,725	57%

Research and development expense for the year ended December 31, 2007 increased $1.7 million from the year ended December 31, 2006. The costs included in research and development relate primarily to our product development efforts, outside services related to medical and regulatory affairs, compliance activities, costs associated with our medical science liaisons, and our preliminary evaluation of additional product development opportunities. The increase in research and development was due primarily to the addition of our clinical and development leadership team during the fourth quarter of 2006 and our medical science liaisons in the second quarter of 2007. Headcount-related costs increased by approximately $1.3 million in the year ended December 31, 2007 as compared to the same period in 2006. An increase totaling approximately $333,000 for regulatory fees and patent-related legal fees also contributed to the increase as compared to the same period in 2006.

We estimate that our research and development expenses (excluding non-cash SFAS No. 123(R) share-based compensation expense) will be approximately $10.0 million to $14.0 million during 2008 resulting from our efforts related to the Acthar submission to the FDA for the treatment of IS and the continued development of QSC-001. The higher end of the range would only result in the event that we were to successfully advance QSC-001 to clinical trials. We estimate that total non-cash SFAS No. 123(R) share-based compensation expense for 2008 will be approximately $4.5 million of which we estimate approximately $1.0 million will be incurred in research and development expense.

Depreciation and Amortization

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Depreciation and amortization	$498	$316	$182	58%

Depreciation and amortization expense for the year ended December 31, 2007 increased to $498,000 from $316,000 for the year ended December 31, 2006. The increase in depreciation and amortization was due primarily to amortization expense related to the Doral purchased technology. In May 2006 we purchased the rights in the United States to Doral. Our total purchase price, including acquisition costs, allocated to the Doral product rights was $4.1 million. In addition, in January 2007, we made a $300,000 payment to IVAX to eliminate the Doral royalty obligation that was also recorded to purchased technology. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

Other Income and Expense

	Years Ended
	December 31,
	2007	2006	Increase
	(In $000’s)

Interest income	$762	$607	$155
Other income, net	229	127	102
Gain on sale of product rights	448	—	448

Interest income for the year ended December 31, 2007 increased by $155,000 from the year ended December 31, 2006 due primarily to higher cash balances. Other income, net for the year ended December 31, 2007 increased by $102,000 from the year ended December 31, 2006. The increase was due primarily to the reversal of an accrual of $248,000 in June 2007 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), a related party, as we determined that the amount would not be due to Shire under the agreement. The gain on sale of product rights related to Emitasol. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000. Under the terms of the agreement, we may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals.

Income Tax Expense (Benefit)

	Years Ended
	December 31,
	2007	2006	Increase
	(In $000’s)

Income tax expense (benefit)	$(14,592)	$—	$14,592

Income tax benefit for the year ended December 31, 2007 was $14.6 million, or $0.21 per diluted share. There was no income tax benefit or expense for the year ended December 31, 2006 as we incurred a net loss of $10.1 million and maintained a full valuation allowance against our net deferred tax assets based on our history of losses. For the year ended December 31, 2007, we were able to use our net operating loss carryforwards to offset the majority of our 2007 taxable income. In addition, based on taxable income in the third and fourth quarters of 2007, cumulative taxable income for the three most recent years and anticipated taxable income for 2008, we determined in the fourth quarter of 2007 that it was more likely than not that some of our deferred tax assets at December 31, 2007 would be realized. Accordingly, we reversed the valuation allowance for such deferred tax assets at December 31, 2007 and recorded an income tax benefit of $15.9 million for the year ended December 31, 2007. This amount was offset by $1.3 million of current tax expense for the federal and California alternative minimum tax (“AMT”) and other state income taxes. The utilization of the tax loss carryforwards to offset our 2007 taxable income is limited in the calculation of AMT and as a result we recorded a current tax expense for AMT for the year ended December 31, 2007. During 2008, we estimate that our income tax expense will be recorded for financial reporting purposes at the maximum federal and state tax rates of approximately 41 percent, however, we estimate that our income tax payments will be much lower due to our remaining net operating loss and tax credit carryforwards.

As of December 31, 2006, we had federal and state net operating loss carryforwards of $101.4 million and $34.6 million, respectively. We also had federal and California research and development tax credits of approximately $1.9 million and $1.1 million, respectively. During 2007, we conducted a study based on historical changes in equity ownership, corporate valuations, and tax filings to determine if the utilization of any of these net operating loss carryforwards or research and development tax credits were subject to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes through December 31, 2007. This study concluded that $68.8 million of our federal net operating loss carryforwards, all of our state net operating loss carryforwards, $748,000 of our federal research and development tax credits, and all of our California research and development tax credits were available to reduce future taxable income. After offsetting our taxable income for the year ended December 31, 2007, we had remaining federal and state net operating loss carryforwards of $39.3 million and $17.4 million, respectively, and federal and California research and development tax credits of $748,000 and $1.1 million, respectively. Of these amounts, $29.4 million and $17.4 million of federal and state net operating loss carryforwards, respectively, and $157,000 and $180,000 of federal and California research and development credits, respectively, are available to reduce our 2008 taxable income. However, we have established a valuation allowance of $5.2 million at December 31, 2007 for deferred tax assets related to $9.9 million of our federal net operating loss carryforwards, $591,000 of federal research and development credit carryforwards, $458,000 of California research and development credit carryforwards, and other state temporary differences, as it was not considered more likely than not as of December 31, 2007 that we would be able to utilize these tax assets to offset future taxable income.

The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2008 through 2026, if not utilized. Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2007. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2007 before utilization.

Net Income (Loss)

	Years Ended
	December 31,
	2007	2006	Increase
	(In $000’s)

Net income (loss)	$37,586	$(10,109)	$47,695

For the year ended December 31, 2007, we had net income of $37.6 million as compared to a net loss of $10.1 million for the year ended December 31, 2006, an increase of $47.7 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar and the $14.6 million net income tax benefit.

Allocation of Undistributed Earnings to Series A Preferred Stock

	Years Ended
	December 31,
	2007	2006	Increase
	(In $000’s)

Allocation of undistributed earnings to Series A Preferred Stock	$1,137	$—	$1,137

The $1.1 million allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2007 represented an allocation of a portion of our fiscal year 2007 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only based on relative share holdings and was not an actual distribution or obligation to distribute a portion of our fiscal year 2007 net income to the Series A stockholder. Net loss was not allocated to the Series A Preferred Stock for the year ended December 31, 2006 as the Series A Preferred Stock does not have a contractual obligation to share in our losses.

On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference, and required us to obtain the holder’s separate approval in the event of a merger transaction. As of December 31, 2007, the Series A Preferred Stock had a carrying amount of $5.1 million as reflected on our accompanying Consolidated Balance Sheet. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value of the Series A Preferred Stock will be accounted for as a deemed dividend and will therefore reduce our net income in the determination of net income applicable to common shareholders for our first quarter ending March 31, 2008. The repurchase transaction will have no income tax impact. Subsequent to our first quarter ending March 31, 2008, we will no longer reduce our net income for the allocation of the relative share of our earnings to the Series A Preferred Stock.

Net Income (Loss) Applicable to Common Shareholders

	Years Ended
	December 31,
	2007	2006	Increase
	(In $000’s)

Net income (loss) applicable to common shareholders	$36,449	$(10,109)	$46,558

For the year ended December 31, 2007, we had net income applicable to common shareholders of $36.4 million, or $0.51 per fully diluted share, as compared to a net loss applicable to common shareholders of $10.1 million, or $0.18 loss per share for the year ended December 31, 2006, an increase of $46.6 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar and the $14.6 million net income tax benefit.

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

In May 2006, we purchased the rights in the U.S. to Doral from MedPointe. Doral is a commercial product indicated for the treatment of insomnia. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. We commenced shipments of Doral in May 2006 and our sales force began actively promoting Doral to neurologists in July 2006.

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

In May 2006 we purchased the rights in the U.S. to Doral, a commercial product indicated for the treatment of insomnia. We entered into a separate supply agreement with MedPointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term.

Selling, General and Administrative

	Years Ended
	December 31,			%
	2006	2005	Increase	Change
	(In $000’s)

Selling, general and administrative expense	$17,282	$10,019	$7,263	72%

Selling, general and administrative expense for the year ended December 31, 2006 increased $7.3 million from the year ended December 31, 2005. The increase was due primarily to the expansion of our sales organization, increased promotion of Acthar and Doral, our adoption of SFAS No. 123(R), and an increase in expense associated with our Hayward facility. During the fourth quarter of 2005 and the first quarter of 2006, we expanded our sales organization from 15 to 40 field-based sales representatives and sales management and in September and October 2006 we added four additional sales representatives to our sales organization. In addition, in May 2006 we purchased the rights in the United States to Doral. Doral is a commercial product indicated for the treatment of insomnia. In July 2006 we began promoting Doral to our targeted physicians. As a result, our selling and marketing expenses increased substantially in the year ended December 31, 2006 as compared to 2005. Selling related expenses, excluding share-based compensation, increased by approximately $3.4 million and marketing related expenses, excluding share-based compensation, increased by approximately $2.2 million in the year ended December 31, 2006 as compared to 2005. Effective January 1, 2006, we adopted SFAS No. 123(R). We incurred a non-cash charge of $1.0 million for the year ended December 31, 2006 resulting from the adoption of SFAS No. 123(R) of which $965,000 was included in selling, general and administrative expense. In addition, we incurred expense of $762,000 for the year ended December 31, 2006 related to our former headquarters facility in Hayward, California as compared to $415,000 incurred in 2005.

Research and Development

	Years Ended
	December 31,			%
	2006	2005	Increase	Change
	(In $000’s)

Research and development	$3,033	$2,227	$806	36%

Research and development expense for the year ended December 31, 2006 increased $806,000 from the year ended December 31, 2005. The costs included in research and development relate primarily to our product development efforts, medical and regulatory affairs compliance activities and our preliminary evaluation of additional product development opportunities. The increase was due to an increase in expenses associated with our product development efforts in 2006 as compared to 2005. In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.

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

In May 2006, we purchased the rights in the United States to Doral, a commercial product indicated for the treatment of insomnia. We made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to the FDA’s approval for an alternative source to manufacture and supply the active ingredient quazepam for Doral. Our total purchase price, including acquisition costs, allocated to the Doral product rights of $4.1 million was recorded to purchased technology and is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

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

Net rental income was $243,000 for the year ended December 31, 2005. Net rental income for the year ended December 31, 2005 arose primarily from the excess of income generated from the sublease of our former headquarters facility in Hayward, California over the rent expense we incur on the Hayward facility. Our tenant vacated the Hayward facility on July 31, 2006. As of December 31, 2006 we were obligated to pay rent on this facility of $5.0 million and our share of insurance, taxes and common area maintenance through the expiration of our master lease in 2012. During the fourth quarter of 2005 we determined that we may not be able to fully recover our costs related to the Hayward facility through the expiration of our master lease. We incurred $762,000 of expense associated with the Hayward facility for the year ended December 31, 2006 that is included in Selling, General, and Administrative expense in the accompanying Consolidated Statements of Operations.

On October 17, 2005, we sold our Nascobal, Ethamolin and Glofil-125 product lines to QOL Medical LLC, which resulted in a pre-tax gain of $9.6 million for the year ended December 31, 2005. The sale of the product lines was not reported as a discontinued operation under SFAS No. 144, Accounting for the Impairment of Long-lived Assets, because the product lines were part of a larger cash-flow generating group and did not represent a separate operation.

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

The $208,000 allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2005 represents an allocation of a portion of our 2005 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our 2005 net income to the Series A stockholder. Net loss has not been allocated to the Series A Preferred Stock for the year ended December 31, 2006 as the Series A Preferred Stock does not have a contractual obligation to share in our losses. In February 2008 we repurchased all of the outstanding Series A Preferred Stock.

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

Liquidity and Capital Resources

We have principally funded our activities to date through various issuances of equity securities and debt and from the sale of our non-core product lines in October 2005. During 2007, we generated $10.1 million in cash from operations resulting from the implementation of our new strategy and business model for Acthar. If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy and our estimates for expenses are achieved, we estimate that this would result in cash from operations of approximately $40 million to $50 million during 2008.

On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference, and required us to obtain the holder’s separate approval in the event of a merger transaction. We announced on March 3, 2008 that our board of directors also approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. Through March 14, 2008, we have repurchased 827,400 shares of our common stock at an average price of $4.11 per share, for a total purchase price of $3.4 million.

	Years Ended December 31,
Liquidity and Capital Resources	2007	2006	2005
	(In $000’s)

Cash, cash equivalents and short-term investments	$30,212	$18,425	$26,577
Accounts receivable, net	23,639	1,783	725
Working capital	57,153	17,506	16,121
Cash provided by/(used in):
Operating activities	10,066	(9,728)	1,367
Investing activities	(11,288)	(554)	16,419
Financing activities	1,224	5,781	(6,077)

At December 31, 2007, we had cash, cash equivalents and short-term investments of $30.2 million compared to $18.4 million at December 31, 2006. At December 31, 2007, our working capital was $57.2 million compared to $17.5 million at December 31, 2006. The increase in our working capital was principally due to an increase in accounts receivable of $21.9 million, $10.1 million of cash provided by our operations, and a $14.9 million increase in our current deferred tax assets, offset by an increase in sales-related reserves of $5.4 million. The increase in accounts receivable reflects receivables at December 31, 2007 on sales of Acthar during November and December 2007 at the new pricing level that became effective in August 2007 with the implementation of the new strategy and business model for Acthar. The increase in the current deferred tax assets results from the reversal of the valuation allowance established against deferred tax assets expected to be realized in 2008, primarily related to net operating loss and tax credit carryforwards that are available to offset our 2008 taxable income.

Cash and cash equivalents were $15.9 million as of December 31, 2007 and 2006, and $20.4 million as of December 31, 2005. Cash and cash equivalents exclude our short-term investments of $14.3 million, $2.5 million and $6.1 million as of December 31, 2007, 2006 and 2005, respectively. The primary changes in our operating, investing and financing cash flows related to cash and cash equivalents are described below.

Operating Cash Flows

Net cash of $10.1 million was provided by operating activities for the year ended December 31, 2007 as a result of the implementation of our new strategy and business model for Acthar. Primary factors contributing to the net operating cash flows included our net income of $37.6 million for the year ended December 31, 2007, an increase of $5.4 million in sales reserves due primarily to increases in our reserve for Medicaid rebates, increases totaling $1.9 million for accrued compensation and other accrued liabilities, and $1.8 million in non-cash share-based compensation were partially offset by an increase in accounts receivable of $21.9 million and a $15.9 million increase in our total deferred tax assets.

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

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2007 was $11.3 million. Net purchases of short-term investments of $11.3 million and the acquisition of purchased technology were partially offset by the proceeds from the sale of product rights related to Emitasol. In January 2007, we made a $300,000 payment to IVAX to eliminate the Doral royalty obligation that was recorded to purchased technology. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000.

Net cash used in investing activities for the year ended December 31, 2006 was $554,000. In May 2006, we acquired Doral from MedPointe. As consideration for the rights to Doral in the U.S., we paid MedPointe $2.5 million in cash upon the closing of the transaction and $1.5 million in December 2006 after the approval of an alternative source to manufacture and supply the active ingredient for Doral. Cash used to acquire Doral was offset by $3.7 million in net maturities of our short-term investments.

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

Financing Cash Flows

Net cash of $1.2 million was provided by financing activities for the year ended December 31, 2007. We received $961,000 for the issuance of common stock related to the exercise of stock options and warrants, and $263,000 for the issuance of common stock pursuant to the employee stock purchase plan.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three years ended December 31, 2007.

Contractual Obligations

	Payments Due by Period
		1 Year	Greater than	4 to 5	After 5
	Total	or Less	1 to 3 Years	Years	Years
	(In $000’s)

Minimum payments remaining under operating leases(1)	$6,297	$1,474	$2,949	$1,874	$—
Purchase orders and obligations(2)	655	322	333	—	—

Total contractual cash obligations	$6,952	$1,796	$3,282	$1,874	$—

(1)	As of December 31, 2007 we leased two buildings with lease terms expiring in 2011 and 2012. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2007 was approximately $954,000. We lease our headquarters in Union City, California, with 23,000 square feet of office space under a lease agreement that expires in 2011. Annual rent payments for 2008 for this facility are $569,000. We also lease a 30,000 square foot facility in Hayward, California under a lease agreement that expires in 2012. We do not occupy this facility and subleased 5,000 and 25,000 square feet of the facility effective November 1, 2007 and February 1, 2008, respectively. These subleases cover a portion of our lease commitment and all of our insurance, taxes and common area maintenance. We anticipate that we will receive $328,000 in 2008 as sublease income to be used to pay a portion of our 2008 Hayward facility annual rent expense of $808,000.

(2)	Represents our purchase orders and obligations as of December 31, 2007 for which the goods have not yet been received or the services have not yet been rendered. The amount also includes $500,000 relating to an agreement with Biovectra dcl dated January 22, 2008.

We have entered into employment agreements with our corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Equity Transactions

On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference, and required us to obtain the holder’s separate approval in the event of a merger transaction. We announced on March 3, 2008 that our board of directors also approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. Through March 14, 2008, we have repurchased 827,400 shares of our common stock at an average price of $4.11 per share, for a total purchase price of $3.4 million.

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

Cash Requirements

Based on our internal forecasts and projections, we believe that our cash resources at December 31, 2007 will be sufficient to fund operations through at least December 31, 2008.

Our future funding requirements will depend on many factors, including: the timing and extent of product sales; returns of expired product; strategic transactions, if any; licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors.

If our cash resources at December 31, 2007 are not sufficient to meet our obligations, or if we have insufficient funds to acquire additional products or expand our operations, we will seek to raise additional capital through public or private equity financing or from other sources. However, traditional asset based debt financing has not been available on acceptable terms. Additionally, we may seek to raise additional capital whenever conditions in the financial markets are favorable, even if we do not have an immediate need for additional cash at that time. There can be no assurance that we will be able to obtain additional funds on desirable terms or at all.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

Market Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and aim to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. None of our investments are in auction rate securities. Our investments include money market accounts, commercial paper and corporate bonds. The table below presents the amounts of our investment portfolio as of December 31, 2007 and 2006, and related average interest rates of our investment portfolio for the years ended December 31, 2007 and 2006.

		Fair Value
		December 31,
	2007	2007
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$30,212	$30,212
Average interest rate	4.87%	—

		Fair Value
		December 31,
	2006	2006
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$18,425	$18,425
Average interest rate	4.77%	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2007:

	Number of		Number of Shares
	Shares to be	Weighted-	Remaining Available for
	Issued Upon	Average Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Shares
	Options	Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	5,602,425	$0.92	5,302,774
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	5,602,425	$0.92	5,302,774

The remaining information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements.  Our financial statements and the Report of Independent Registered Public Accounting Firm are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules.  The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

(c)	Exhibits

Exhibit
Number		Description

1	.1(31)	Placement Agency Agreement dated December 7, 2006 by and between Questcor Pharmaceuticals, Inc. and BMO Capital Markets Corp.

Exhibit
Number		Description

1	.2(31)	Form of Purchase Agreement.
2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2	.2(27)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.2(25)	Certificate of Amendment to the Questcor Pharmaceuticals, Inc. Bylaws, dated as of March 2, 2006.
3	.3(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3	.4(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(5)	Amended and Restated Bylaws of the Company, dated as of March 5, 2008.
4	.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4	.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(8)	1992 Employee Stock Option Plan, as amended.
10	.3(9)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10	.4(10)	2000 Employee Stock Purchase Plan.
10	.5(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†.
10	.6(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.8(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.9(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.10(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.11(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.12(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.13(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.15(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.16(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10	.17(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.18(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10	.19(14)	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10	.20(14)	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10	.21(14)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10	.22(15)	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.

Exhibit
Number		Description

10	.23(16)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10	.24(17)	Letter Agreement between the Company and James L. Fares dated February 17, 2005.
10	.25(18)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10	.26(18)	Amendment dated March 10, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of SF Capital Partners Ltd.
10	.27(19)	2004 Non-Employee Directors’ Equity Incentive Plan.
10	.28(20)	Letter Agreement between the Company and Reinhard Koenig dated September 30, 2004.
10	.29(20)	Letter Agreement between the Company and James L. Fares dated February 18, 2005.
10	.30(20)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.
10	.31(20)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.
10	.32(20)	Letter Agreement between the Company and Reinhard Koenig dated February 3, 2004.
10	.33(20)	Letter Agreement between the Company and Barbara J. McKee dated February 9, 2005.
10	.34(20)	Separation Agreement and Release dated March 3, 2005 between the Company and R. Jerald Beers.
10	.35(20)	Series B Preferred Shareholder Agreement and Waiver dated March 29, 2005 by and between the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company.
10	.36(22)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.37(23)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.
10	.38(23)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.
10	.39(23)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.
10	.40(24)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.41(26)	Offer of Employment Letter Agreement between the Company and Craig C. Chambliss dated March 31, 2005.
10	.42(26)	Change-in-Control Letter Agreement between the Company and Craig C. Chambliss dated May 1, 2005.
10	.43(26)	Severance Letter Agreement between the Company and Craig C. Chambliss dated May 4, 2005.
10	.44(26)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.
10	.45(28)	2006 Equity Incentive Award Plan.
10	.46(29)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.47(29)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.48(29)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10	.49(28)	2003 Employee Stock Purchase Plan, as amended.
10	.50(30)	Offer of Employment Letter Agreement between the Company and Steven Halladay dated October 13, 2006.
10	.51(30)	Change-in-Control Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10	.52(30)	Severance Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10	.53(30)	Offer of Employment Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10	.54(30)	Amendment to Offer of Employment Letter Agreement between the Company and Eric Liebler dated October 13, 2006.
10	.55(30)	Change-in-Control Letter Agreement between the Company and Eric Liebler dated August 1, 2006.

Exhibit
Number		Description

10	.56(30)	Severance Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10	.57(32)	Amended Change of Control Letter Agreement between the Company and James L. Fares dated February 13, 2007.
10	.58(32)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.
10	.59(32)	Amended Change of Control Letter Agreement between the Company and Eric J. Liebler dated February 13, 2007.
10	.60(32)	Amended Change of Control Letter Agreement between the Company and George M. Stuart dated February 13, 2007.
10	.61(32)	Amended Change of Control Letter Agreement between the Company and Craig C. Chambliss dated February 13, 2007.
10	.62(32)	Amended Change of Control Letter Agreement between the Company and Steven Halladay dated February 13, 2007.
10	.63(32)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.
10	.64(33)	Termination Agreement and General Release related to James L. Fares’ departure as Chief Executive Officer of the Company dated June 20, 2007.
10	.65(34)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.66(35)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.
10	.67(36)	Separation Agreement and General Release related to Eric J. Liebler’s resignation as Senior Vice President, Strategic Planning and Communications of the Company dated August 3, 2007.
10	.68(37)	Form of Option Agreement for Director Options.
10	.69(37)	Form of Option Agreement for Committee Options.
16	.1(21)	Letter to the Security and Exchange Commission from Ernst & Young LLP.
23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K on March 5, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed on April 10, 2006, and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2006, and incorporated herein by reference.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 8, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated herein by reference.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 22, 2007, and incorporated herein by reference.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2007, and incorporated herein by reference.

(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 20, 2007, and incorporated herein by reference.

(36)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007, and incorporated herein by reference.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2008, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ DON M. BAILEY
Don M. Bailey
President and Chief Executive Officer

Dated: March 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON M. BAILEY Don M. Bailey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2008

/s/ GEORGE STUART George Stuart	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2008

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman	March 18, 2008

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	March 18, 2008

/s/ STEPHEN C. FARRELL Stephen C. Farrell	Director	March 18, 2008

/s/ ROBERT J. RUBIN Robert J. Rubin	Director	March 18, 2008

/s/ DAVID YOUNG David Young	Director	March 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also as discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, applying the modified-prospective method.

/s/  ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 14, 2008

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,939	$15,937
Short-term investments	14,273	2,488

Total cash, cash equivalents and short-term investments	30,212	18,425
Accounts receivable, net of allowance for doubtful accounts of $57 and $55 at December 31, 2007 and 2006, respectively	23,639	1,783
Inventories, net	2,365	2,965
Prepaid expenses and other current assets	778	811
Deferred tax assets	14,879	—

Total current assets	71,873	23,984
Property and equipment, net	522	665
Purchased technology, net	3,967	3,965
Goodwill	299	299
Deposits and other assets	744	722
Deferred tax assets	1,043	—

Total assets	$78,448	$29,635

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,777	$2,154
Accrued compensation	1,945	1,019
Sales-related reserves	8,176	2,784
Income taxes payable	1,330	—
Other accrued liabilities	1,492	521

Total current liabilities	14,720	6,478
Lease termination and deferred rent liabilities	1,869	1,961
Other non-current liabilities	7	18
Commitments and contingencies (see Note 10)
Preferred stock, no par value, 7,500,000 shares authorized; 2,155,715 Series A shares issued and outstanding at December 31, 2007 and 2006 (aggregate liquidation preference of $10,000 at December 31, 2007 and 2006)	5,081	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 70,118,166 and 68,740,804 shares issued and outstanding at December 31, 2007 and 2006, respectively	108,387	105,352
Accumulated deficit	(51,670)	(89,256)
Accumulated other comprehensive income	54	1

Total shareholders’ equity	56,771	16,097

Total liabilities, preferred stock and shareholders’ equity	$78,448	$29,635

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net product sales	$49,768	$12,788	$14,162
Operating costs and expenses:
Cost of product sales (exclusive of amortization of purchased technology)	5,295	3,000	3,110
Selling, general and administrative	17,662	17,282	10,019
Research and development	4,758	3,033	2,227
Depreciation and amortization	498	316	995

Total operating costs and expenses	28,213	23,631	16,351

Income (loss) from operations	21,555	(10,843)	(2,189)
Other income (expense):
Interest income	762	607	271
Interest expense	—	—	(275)
Other income, net	229	127	8
Rental income, net	—	—	243
Gain on sale of product lines	448	—	9,642
Non-cash amortization of deemed discount on convertible debentures	—	—	(108)

Total other income (expense)	1,439	734	9,781

Net income (loss) before income taxes	22,994	(10,109)	7,592
Income tax expense (benefit)	(14,592)	—	200

Net income (loss)	37,586	(10,109)	7,392
Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock	—	—	84
Deemed dividend related to the redemption of Series B preferred stock	—	—	1,361
Dividends on Series B preferred stock	—	—	671
Allocation of undistributed earnings to Series A preferred stock	1,137	—	208

Net income (loss) applicable to common shareholders	$36,449	$(10,109)	$5,068

Net income (loss) per share applicable to common shareholders
Basic	$0.53	$(0.18)	$0.10

Diluted	$0.51	$(0.18)	$0.10

Shares used in computing net income (loss) per share applicable to common shareholders
Basic	69,131	56,732	52,477

Diluted	70,915	56,732	53,323

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Stock								Other	Total
	Series A		Series B		Common Stock		Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain (Loss)	Equity
	(In thousands, except shares)

Balances at January 1, 2005	2,155,715	$5,081	8,400	$7,578	51,216,488	$88,436	$(10)	$(84,423)	$—	$11,581
Stock compensation for options and warrants granted to consultants and employees	—	—	—	—	—	29	—	—	—	29
Deemed dividend on Series B preferred stock	—	—	—	—	—	84	—	(84)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	5
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	347,023	151	—	—	—	151
Issuance of common stock upon cashless exercise of warrant	—	—	—	—	42,927	—	—	—	—	—
Issuance of common stock dividend to Series B holders in lieu of cash dividend	—	—	—	—	1,344,000	671	—	(671)	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	157,735	107	—	—	—	107
Issuance of common stock upon conversion of Series B preferred stock	—	—	(1,275)	(1,275)	1,353,118	1,275	—	—	—	—
Deemed dividend related to the redemption of Series B preferred stock	—	—	—	1,538	—	(177)	—	(1,361)	—	—
Series B preferred stock redemption amount reclassified to current liability	—	—	(7,125)	(7,841)	—	—	—	—	—	(7,841)
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	—	—	7,392	—	7,392

Total comprehensive income	—	—	—	—	—	—	—	—	—	7,390

Balances at December 31, 2005	2,155,715	5,081	—	—	54,461,291	90,576	(5)	(79,147)	(2)	11,422
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	—	—	127,811	1,154	—	—	—	1,154
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	5
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	513,571	348	—	—	—	348
Issuance of common stock upon exercise of stock options	—	—	—	—	572,191	521	—	—	—	521
Issuance of common stock in stock offering, net of issuance costs	—	—	—	—	11,400,000	12,741	—	—	—	12,741
Issuance of common stock upon cashless exercise of warrants	—	—	—	—	1,647,440	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	18,500	12	—	—	—	12
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(10,109)	—	(10,109)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,106)

Balances at December 31, 2006	2,155,715	5,081	—	—	68,740,804	105,352	—	(89,256)	1	16,097
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	—	—	—	1,811	—	—	—	1,811
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	401,025	263	—	—	—	263
Issuance of common stock upon exercise of stock options	—	—	—	—	821,510	833	—	—	—	833
Issuance of common stock upon cashless exercise of warrants	—	—	—	—	89,837	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	135,996	128	—	—	—	128
Cancellation of unvested restricted stock	—	—	—	—	(71,006)	—	—	—	—	—
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	—	—	53	53
Net income	—	—	—	—	—	—	—	37,586	—	37,586

Total comprehensive income	—	—	—	—	—	—	—	—	—	37,639

Balances at December 31, 2007	2,155,715	$5,081	—	$—	70,118,166	$108,387	$—	$(51,670)	$54	$56,771

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows From Operating Activities
Net income (loss)	$37,586	$(10,109)	$7,392
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	1,811	1,154	29
Deferred income taxes	(15,922)	—	—
Amortization of deemed discount on convertible debentures	—	—	108
Amortization of investments	(387)	—	—
Depreciation and amortization	498	316	995
Gain on sale of product lines	(448)	—	(9,642)
Loss on disposal of equipment	12	—	—
Other	—	5	13
Changes in operating assets and liabilities:
Accounts receivable	(21,856)	(1,058)	1,624
Inventories	600	(1,388)	(34)
Prepaid expenses and other current assets	33	(101)	(418)
Accounts payable	(377)	649	402
Accrued compensation	926	310	(265)
Sales-related reserves	5,392	203	473
Income taxes payable	1,330	(200)	200
Other accrued liabilities	971	(111)	27
Other non-current liabilities	(103)	602	463

Net cash provided by (used in) operating activities	10,066	(9,728)	1,367

Cash Flows From Investing Activities
Acquisition of purchased technology	(300)	(4,086)	(2,000)
Purchase of short-term investments	(27,995)	(10,136)	(6,141)
Proceeds from the sale and maturities of short-term investments	16,650	13,790	—
Purchase of property, equipment and leasehold improvements	(69)	(205)	(241)
Net proceeds from sale of product lines	448	—	24,794
Proceeds from the sale of equipment	—	—	1
Changes in deposits and other assets	(22)	83	6

Net cash provided by (used in) investing activities	(11,288)	(554)	16,419

Cash Flows From Financing Activities
Issuance of common stock in stock offering, net	—	12,741	—
Issuance of common stock and warrants	1,224	881	258
Short-term borrowings	—	—	191
Redemption of Series B preferred stock	—	(7,841)	—
Redemption of convertible debentures and repayment of note payable	—	—	(6,200)
Repayment of short-term debt and capital lease obligations	—	—	(326)

Net cash provided by (used in) financing activities	1,224	5,781	(6,077)

Increase (decrease) in cash and cash equivalents	2	(4,501)	11,709
Cash and cash equivalents at beginning of year	15,937	20,438	8,729

Cash and cash equivalents at end of year	$15,939	$15,937	$20,438

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$275

Cash paid for income taxes	$—	$193	$—

Non-Cash Investing and Financing Activities:
Common stock issued in lieu of quarterly cash dividends on Series B preferred stock	$—	$—	$671

Common stock issued upon conversion of Series B preferred stock and accrued dividends for Series B preferred stock	$—	$—	$1,275

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Questcor Pharmaceuticals, Inc. (the “Company”) currently owns two commercial products, H.P. Acthar Gel (repository corticotropin injection) and Doral (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. The Company acquired the rights to Doral in the United States in May 2006. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. The Company is also developing new medications, including QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.

In May 2007, the Company determined that its sales force driven business strategy was not generating an appropriate return and took action to terminate that strategy. The Company began the process of examining different strategies to best position Acthar to benefit patients, advance the Company’s product development programs, and preserve the Company’s capital. As part of this process, the Company reduced the number of members of the Company’s field organization by approximately 70%, announced the departure of the Company’s former Chief Executive Officer, and appointed Don Bailey, a member of the Company’s board of directors, as the Company’s Interim President. Mr. Bailey was subsequently appointed President and Chief Executive Officer in November 2007. The reduction of the field organization was completed on May 25, 2007. The Company’s one-time expense was comprised of $285,000 for severance benefits and $166,000 for other associated costs. The one-time expense is included in Selling, General, and Administrative Expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007. The Company estimates that this reduction eliminated between $4.0 million and $5.0 million of annualized cash expenses associated with the field organization.

In August 2007, the Company announced a new strategy and business model for Acthar. In connection with the new strategy, the Company implemented a new pricing level for Acthar which was effective August 27, 2007. The Company also expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of 10 product service consultants and 4 medical science liaisons to work with healthcare providers who administer Acthar. The new Acthar strategy, as demonstrated by the Company’s 2007 results, has significantly improved the Company’s ability to maintain the long-term availability of Acthar and fund important research and development projects.

In August 2006, the U.S. Food and Drug Administration (“FDA”) accepted for review the Company’s supplemental new drug application (“sNDA”) seeking approval for Acthar for the treatment of IS. No drug is currently approved in the United States for the treatment of IS. In May 2007, the Company received an action letter from the FDA indicating that the sNDA was not approvable in its current form. In November 2007, the Company met with the FDA to further discuss the sNDA. At the meeting, the FDA concurred with the suggested pathway to preparing a complete application for FDA review, which will involve submission of additional information to the FDA. At this time, the FDA is not requiring the Company to conduct a clinical trial to support its resubmission. The Company is gathering the additional information requested in preparation of its intended submission to the FDA. The Company’s goal is to submit the additional information by the end of 2008. Previously, the FDA granted Orphan Designation to Acthar for the treatment of IS. As a result of this Orphan Designation, if the Company is successful in obtaining FDA approval for the IS indication, the Company will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2006, the Company initiated a clinical development program under its investigational new drug (“IND”) application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. Further details are provided in Note 3 — Product Development.

Since August 2007, the Company has been heavily focused on executing its newly adopted strategy and business model for Acthar. While the Company will continue to focus on maximizing the benefits of the new Acthar strategy, the Company has recently begun a process to identify its long-term business growth strategy. Any such strategy will likely involve pharmaceutical products, but no specific potential business growth strategies have yet been presented to the Company’s board of directors.

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

Concentration of Risk

Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company does not invest in auction rate securities. The Company extends credit to its customers, primarily large drug wholesalers and distributors. During July 2007, the Company began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript. The Company has not experienced significant credit losses on its customer accounts. The relative share of the Company’s accounts receivable and gross product sales are as follows:

	December 31,
% of Accounts Receivable	2007	2006

CuraScript	97%	—%
Wholesaler A	—%	45%
Wholesaler B	—%	26%
Wholesaler C	—%	14%
Other customers	3%	15%

	100%	100%

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
% of Gross Product Sales	2007	2006	2005

CuraScript	80%	—%	—%
Wholesaler A	7%	36%	35%
Wholesaler B	6%	28%	29%
Wholesaler C	3%	27%	23%
Other customers	4%	9%	13%

	100%	100%	100%

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets consist of goodwill and purchased technology. The goodwill was generated from a 1999 merger and purchased technology relates to the direct costs associated with the acquisition of Doral in May 2006. Goodwill is not amortized, but instead is tested for impairment at least annually. Any impairment loss recognized will be charged to operations. Purchased technology associated with the acquisition of products is stated at cost and amortized over the estimated sales life of the product. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. The costs related to the acquisition of Doral are being amortized over an estimated life of 15 years. Further details related to the acquisition of Doral are provided in Note 4 — Product Acquisitions.

Impairment of Long-Lived Assets

Long-lived assets, consisting of property and equipment and purchased technology, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value.

Revenue Recognition

Product sales are recognized upon shipment of product, provided the title to the product has been transferred at the point of shipment. If the title to the product transfers at the point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company’s reported sales are net of estimated reserves for returns for credit, government chargebacks, Medicaid rebates, and payment discounts. The Company estimates reserves for product returns from its specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment. The Company estimates its reserves by utilizing historical information and data obtained from external sources.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of the Company’s reserves for product returns, government chargebacks, and Medicaid rebates. The Company believes that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, the Company’s product returns, government chargebacks, and Medicaid rebates could differ significantly from its estimates because the Company’s analysis of product shipments, prescription trends, the amount of product in the distribution channel, and its interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from the Company’s estimates, or if the Company’s customers fail to adhere to its expired product returns policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have been consistent with the Company’s estimates.

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

The Company will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of product sales. A reserve for estimated future replacements has been recorded as a liability which will be reduced as future replacements occur, with an offset to product inventories. The Company issues credit memoranda for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda is equal to the sales value of the product returned and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves for expected credit memoranda based primarily upon historical return rates by product, analysis of return merchandise authorizations and returns received. The Company also considers sales patterns, current inventory on hand at wholesalers, and other factors such as shelf life. Subsequent to the Company’s transition of Acthar distribution from wholesalers to specialty distribution by CuraScript, the reserve for the sales value of expired product expected to be returned by wholesalers and their

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers relates to estimated returns associated with the Company’s sales of Doral and estimated returns associated with the Company’s sales of Acthar to wholesalers prior to the transition to CuraScript.

As required by federal regulations, the Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s estimated historical rebate percentage is used to estimate the rebate units for the period. The Company then applies a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The estimated total rebate units are comprised of the estimated rebate units associated with estimated end user demand during the period and the estimated rebate units associated with inventory in the distribution channel as of the end of the period. The Medicaid rebates are paid to the states by the end of the quarter following the quarter in which the estimated rebate reserve is established. The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales during a period and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period. The Company’s Acthar rebate amount per unit was approximately 65% of its price to its specialty distributor through August 26, 2007 and increased to 73% of its price to its specialty distributor during the fourth quarter ended December 31, 2007. However, effective January 1, 2008, as a result of the impact of the additional rebate component of the rebate per unit formula, the Company estimates that its rebate amount per unit will be approximately $2,500 higher than its price to its specialty distributor for each Acthar vial dispensed to a Medicaid eligible patient.

In connection with the implementation of the Company’s new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, the Company initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with its regulatory legal counsel, the Company prospectively modified how it determines its rebate amount per unit to conform with the statute. The modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

Certain government entities are permitted to purchase the Company’s products for a nominal amount from wholesalers and the Company’s specialty distributor. These customers charge the significant discount back to the Company. The chargeback approximates the Company’s sales price to its customers. As a result, the Company does not recognize any net sales on shipments to these entities. In estimating government chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to sales to which chargebacks apply. Chargebacks are generally applied by customers against their payments to the Company approximately 30 to 45 days after the customers have provided appropriate documentation to confirm their sale to a qualified government entity.

For sales of Doral, the Company grants payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2007	2006
	(In $000’s)

Product returns — credit memoranda policy	$1,307	$2,351
Product returns — product replacement policy	31	—
Medicaid rebates	6,514	377
Government chargebacks	222	56
Other	102	—

	$8,176	$2,784

Shipping and Handling Costs

Shipping and handling costs are included in Cost of Product Sales in the accompanying Consolidated Statements of Operations.

Research and Development

The costs included in research and development relate primarily to costs associated with the Company’s submission of its sNDA for Acthar for the treatment of IS, the development of QSC-001, the evaluation of other development opportunities, and medical and regulatory affairs compliance activities. Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Income (Loss) Per Share Applicable to Common Shareholders

The Company calculates net income (loss) per share applicable to common shareholders in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”) and Emerging Issues Task Force (“EITF”) 03-06, Participating Securities and the Two-Class Method Under SFAS 128 (“EITF No. 03-06”). SFAS No. 128 and EITF No. 03-06 together require the presentation of “basic” net income (loss) per share and “diluted” net income (loss) per share. Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company has determined that its Series A Preferred Stock meets the definition of a participating security, and has allocated a portion of net income for the years ended December 31, 2007 and 2005 to its Series A Preferred Stock on a pro rata basis. Net loss has not been allocated to the Series A Preferred Stock for the year ended December 31, 2006 as the Series A Preferred Stock does not have a contractual obligation to share in the losses of the Company. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income (loss) per share applicable to common shareholders, net income (loss) applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the years ended December 31, 2007, 2006 and 2005, respectively, and the effect of dilutive potential common shares on the number of shares used in computing basic net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2007	2006	2005

Net income (loss) applicable to common shareholders	$36,449	$(10,109)	$5,068

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,131	56,732	52,477
Effect of dilutive potential common shares:
Stock options	1,660	—	830
Warrants and placement agent unit options	118	—	16
Restricted stock	6	—	—

Diluted	70,915	56,732	53,323

Net income (loss) per share applicable to common shareholders:
Basic	$0.53	$(0.18)	$0.10

Diluted	$0.51	$(0.18)	$0.10

The computation of diluted net income per share applicable to common shareholders for the year ended December 31, 2007 excluded the effect of 3,851,482 options to purchase common shares and 270,456 warrants and placement agent unit options as the exercise prices of these securities were greater than the average market price of the common shares, and therefore, the inclusion would have been anti-dilutive. Diluted net income per share applicable to common shareholders for the year ended December 31, 2007 excluded the effect of 52,875 shares of unvested restricted stock as the inclusion of these securities would have been anti-dilutive. Diluted net income per share applicable to common shareholders for the year ended December 31, 2007 also excluded the potential effect of 2,155,715 shares of Series A Preferred Stock outstanding at December 31, 2007 as the inclusion of these securities would have been anti-dilutive.

Had the Company been in a net income position for the year ended December 31, 2006, the calculation of diluted net income per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding 8,179,315 stock options, nonvested restricted stock awards of 127,811 common shares, an estimated 38,000 common shares to be issued under the Employee Stock Purchase Plan, 2,155,715 shares of Series A Preferred Stock, placement agent unit options for 127,676 shares and 613,938 warrants.

The computation of diluted net income per share applicable to common shareholders for the year ended December 31, 2005 excluded the effect of 2,159,963 options to purchase common shares and 4,363,357 warrants outstanding at December 31, 2005 as the exercise prices of these securities were greater than the average market price of the common shares, and therefore, the inclusion would have been anti-dilutive. Diluted net income per share applicable to common shareholders for the year ended December 31, 2005 also excluded the potential effect of 2,155,715 shares of Series A Preferred Stock and 7,125 shares of Series B Preferred Stock outstanding at December 31, 2005 as the inclusion of these securities would have been anti-dilutive.

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the Company’s share-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company’s non-cash share-based compensation expense related to employees and non-employee members of the Company’s board of directors totaled $1.8 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP No. 123(R)-3”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R) in the fourth quarter of 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The adoption did not have a material impact on the Company’s results of operations and financial condition.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) per share applicable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income applicable to common shareholders, as reported	$5,068
Add: Share-based employee compensation expense included in reported net income	5
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(445)

Net income applicable to common shareholders, pro forma	$4,628

Basic and diluted net income per share applicable to common shareholders:
As reported	$0.10

Pro forma	$0.09

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

Income Taxes

Income taxes are accounted for under the asset and liability method. The realization of deferred tax assets and liabilities is based on historical tax positions and expectations about future taxable income. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amount and tax basis of assets and liabilities as well as net operating loss and credit carryforwards based on enacted tax laws and rates applicable to the period in which differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. However, should there be a change in the Company’s assessment of the likelihood that the deferred tax assets will be recovered, the Company would recognize an income tax benefit in the period in which the valuation allowance is decreased, and an income tax expense in the period the valuation allowance is increased.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN No. 48 as of January 1, 2007. As a result of the implementation of FIN No. 48, the Company reversed certain fully reserved deferred tax assets totaling $315,000 and the related valuation allowance (see Note 12).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Information

The Company has determined that it operates in one business segment.

Net product sales by therapeutic area (in thousands):

	Years Ended December 31,
	2007	2006	2005

Neurology	$49,768	$12,788	$8,425
Gastroenterology	—	—	5,084
Nephrology	—	—	653

	$49,768	$12,788	$14,162

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-03”). EITF No. 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating what effect, if any, the adoption of EITF No. 07-03 will have on its consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations and financial position.

2.	Sale of Product Lines

On October 17, 2005 (the “Closing Date”), the Company sold its Nascobal, Ethamolin and Glofil-125 product lines (the “Product Lines”) to QOL Medical LLC (“QOL”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and QOL executed as of the same date. Pursuant to the Purchase Agreement, QOL paid the Company an aggregate purchase price of $28.3 million and assumed the potential obligation to pay $2.0 million to Nastech Pharmaceuticals, Inc. (“Nastech”) upon the issuance by the U.S. Patent and Trademark Office of a patent on Nascobal nasal spray. Of the $28.3 million gross proceeds from the transaction, $2.1 million was paid to Defiante Farmaceutica Lda (“Defiante”), to satisfy in full all amounts outstanding on the Closing Date under a promissory note issued by the Company on July 31, 2004, in favor of Defiante; $2.0 million was paid to Nastech, the prior owner of Nascobal, and the Company’s supplier of Nascobal product, as an inducement for Nastech to provide additional intellectual property and contractual rights to QOL and for Nastech to consent to the assignment to QOL of its supply agreement and its asset purchase agreement with the Company; $1.5 million was paid for other transaction costs and expenses; and, $200,000 was paid in March 2006 for estimated federal and state income taxes. This resulted in proceeds from the transaction of $24.8 million before payment of the outstanding balance on the closing date of the Defiante note payable and the estimated income taxes. After these payments, the net proceeds were $22.5 million. The proceeds of $24.8 million were reduced by the carrying value of the Nascobal net purchased technology of $14.0 million and other deductions of $1.2 million for a net gain from the sale of the Product Lines of $9.6 million for the year ended December 31, 2005. The sale of the Product Lines was not reported as a discontinued operation because the divested Product Lines were part of a larger cash-flow generating group and did not represent a separate operation of the Company. Pursuant to the terms of the Purchase Agreement, the Company made certain representations and warranties concerning the Product Lines and the Company’s authority to enter into the Purchase Agreement and consummate the transactions contemplated thereby.

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

In June 2007, the Company divested its non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain and net proceeds of $448,000. Under the terms of the agreement, the Company may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals. The gain from this sale is included in Gain on Sale of Product Rights in the accompanying Consolidated Statements of Operations.

3.	Product Development

In November 2006, the Company initiated a clinical development program under its IND application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand, a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. QSC-001 would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. The Company owns the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. The Company would be obligated to make milestone payments upon the achievement of certain development milestones.

4.	Product Acquisitions

In May 2006, the Company purchased the rights in the United States to Doral from MedPointe Healthcare Inc (“MedPointe”) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia. The Company made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to the Company’s receipt of written notification from the FDA of the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, the Company acquired the finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. (“IVAX”) on net sales of Doral. In January 2007, the Company made a cash payment of $300,000 to IVAX to eliminate the royalty obligation. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The Company commenced shipments in late May 2006. The Company accounted for the Doral product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. The Company attributed $4.4 million, which included acquisition costs of $129,000 and the $300,000 payment to eliminate the royalty obligation, to purchased technology, and $42,000 to inventory. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following is a summary of cash equivalents and short-term investments, classified as available-for-sale, at fair value, based on quoted market prices for these investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value

December 31, 2007
Cash equivalents:
Money market funds	$15,750	$—	$—	$15,750

Short-term investments:
Commercial paper	$11,916	$55	$—	$11,971
Corporate bonds	2,303	—	(1)	2,302

	$14,219	$55	$(1)	$14,273

December 31, 2006
Cash equivalents:
Money market funds	$15,423	$—	$—	$15,423

Short-term investments:
Commercial paper	$1,987	$1	$—	$1,988
Corporate bonds	500	—	—	500

	$2,487	$1	$—	$2,488

The net realized gains on sales of available-for-sale investments were not significant for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, all of the Company’s short-term investments had maturities of less than one year. The average contractual maturity as of December 31, 2007 was approximately five months.

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$1,987	$2,120
Finished goods	387	1,082
Less allowance for excess and obsolete inventories	(9)	(237)

	$2,365	$2,965

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Laboratory equipment	$8	$8
Manufacturing equipment	648	602
Office equipment, furniture and fixtures	1,085	1,085
Leasehold improvements	408	408

	2,149	2,103
Less accumulated depreciation and amortization	(1,627)	(1,438)

	$522	$665

Depreciation and amortization expense for property and equipment totaled $200,000, $195,000 and $191,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

8.	Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	December 31,
	2007	2006

Purchased technology	$4,386	$4,086
Less accumulated amortization	(419)	(121)

	$3,967	$3,965

Purchased technology at December 31, 2007 and 2006 consists of the Company’s acquisition costs for Doral (see Note 4). Amortization expense for purchased technology totaled $298,000 and $121,000 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2005 amortization of purchased technology for Nascobal, which was sold in 2005, totaled $804,000 (see Note 2). Amortization of purchased technology is included in Depreciation and Amortization expense in the accompanying Consolidated Statements of Operations.

Goodwill consists of the following (in thousands):

	December 31,
	2007	2006

Goodwill	$1,023	$1,023
Less accumulated amortization	(724)	(724)

	$299	$299

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill on an annual basis for impairment. The fair value is compared to the carrying value of the Company’s net assets including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2007 and 2006, the Company determined that goodwill was not impaired. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment test.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Indemnifications, Commitments and Contingencies

Indemnifications

The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2007 and 2006.

Employment Agreements

The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Leases

The Company leases office facilities under various operating lease agreements, with remaining terms that extend to November 2012. The Company has also entered into automobile and office equipment leases, with remaining terms that extend to March 2011. Minimum future obligations under the leases as of December 31, 2007 are as follows (in thousands):

				Automobile
	Union City	Hayward		and Office	Operating
	Office	Office	Sublease	Equipment	Leases
Year Ending December 31,	Lease	Lease	Income	Leases	Total

2008	$569	$808	$(328)	$97	$1,146
2009	592	839	(376)	22	1,077
2010	616	870	(385)	10	1,111
2011	155	902	(397)	1	661
2012	—	816	(375)	—	441
Thereafter	—	—	—	—	—

	$1,932	$4,235	$(1,861)	$130	$4,436

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment at its 30,000 square foot Hayward, California facility. Due to the termination of the Company’s then existing drug discovery programs, the space and equipment were no longer needed. In May 2001, the sublessee of the Hayward facility subleased and fully occupied the entire 30,000 square foot facility after the Company relocated to its current facility in Union City, California. The sublease expired in July 2006. The Company’s master lease on the Hayward facility expires in November 2012. The Company has the ultimate obligation under the master lease for the Hayward facility. The Company determined that there was no loss associated with the Hayward facility when it initially subleased the space as the Company expected cash inflows from the sublease to exceed its rent cost over the term of the master lease. However, the Company reevaluated this in 2005 when the sublessee notified the Company that it would not be renewing the sublease beyond July 2006. As a result, the Company computed a loss on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. During the fourth quarter of 2005, the Company recognized a loss of $415,000 on the master lease and a liability of $1.1 million as of December 31, 2005 related to future lease obligations as the Company determined that it may not be able to fully recover its lease cost through the expiration of the master lease. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2007 and 2006, the Company revised its estimate of the liability and recorded additional losses of $646,000 and $536,000, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company recognized total expense of $1.0 million, $762,000 and $415,000, respectively, related to the Hayward facility. As of December 31, 2007 and 2006, the estimated liability related to the Hayward facility totaled $1.6 million and $1.7 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.

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

Rent expense for facility, equipment and automobile leases totaled $954,000, $911,000 and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net rental income totaled $243,000 for the year ended December 31, 2005.

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

Commitments

The Company has an agreement with BioVectra dcl to produce the active pharmaceutical ingredient used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar active pharmaceutical ingredient during the term. The agreement terminated on December 31, 2007 and was extended in January 2008 through December 2010 (see Note 17).

11.	Preferred Stock and Shareholders’ Equity

Preferred Stock

Pursuant to its Amended and Restated Articles of Incorporation (“Articles of Incorporation”), the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series. The Articles of Incorporation authorize the issuance of Preferred Stock in classes and the board of directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions. As of December 31, 2007, the Company had outstanding 2,155,715 shares of Series A Preferred Stock that were held by Shire Pharmaceuticals Ltd. (“Shire”). On February 19, 2008, the Company completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008 (see Note 17). The Series A Preferred Stock was entitled to receive dividends concurrently with the common stock, if any, as may be declared from time to time by the board of directors out of assets legally available therefrom. The Series A Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock was convertible, at the option of the holder of such share, into one share of common stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of common stock. The Series A Preferred Stock had a liquidation preference equal to $4.64 per share plus all declared and unpaid dividends payable upon the occurrence of a liquidation, consolidation, merger or the sale of substantially all of the Company’s stock or assets. The Company excluded the Series A Preferred Stock from total shareholders’ equity due to the nature of the liquidation preference of the Series A Preferred Stock. During the years ended December 31, 2007 and 2005, the Company allocated $1.1 million and $208,000, respectively, of undistributed earnings to Series A Preferred Stock. The amounts represented an allocation of a portion of the Company’s net income for the years ended December 31, 2007 and 2005 to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. No income was allocated for the year ended December 31, 2006 as the Company incurred a net loss of $10.1 million and the Series A Preferred Stock did not have a contractual obligation to share in the Company’s losses. This is an accounting allocation only based on relative share holdings and was not an actual distribution or obligation to distribute a portion of the Company’s net income to the Series A preferred stockholder.

The Series B Preferred Stock had an aggregate stated value at the time of issuance of $10.0 million and each holder was entitled to a quarterly dividend at an initial rate of 8% per year, which rate would increase to 10% per year on and after January 1, 2006, and to 12% on and after January 1, 2008. The Series B Preferred Stock was convertible at the option of the holder into the Company’s common stock at a conversion price of $0.9412 per share, subject to certain anti-dilution adjustments. Through December 31, 2004, Series B Preferred Stock having a stated value of $1.6 million and accrued and unpaid dividends of $17,000 was converted into 1,724,912 shares of common stock. The purchasers of the Series B Preferred Stock also received for no additional consideration warrants exercisable for an aggregate of 3,399,911 shares of common stock at an exercise price of $0.9412 per share, subject to certain anti-

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilution adjustments. The warrants were initially set to expire in January 2007. The Company had the right commencing on January 1, 2006 (assuming specified conditions were met) to redeem the Series B Preferred Stock at a price of 110% of stated value, together with all accrued and unpaid dividends and accrued interest. In addition, upon the occurrence of designated Optional Redemption Events (as defined in the Certificate of Determination), the holders had the right to require the Company to redeem the Series B Preferred Stock at 100% of stated value, together with all accrued and unpaid dividends and interest. The Optional Redemption Events were all within the control of the Company. Therefore, in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, the Company classified the Series B Preferred Stock in permanent equity. In addition, the Company initially recorded the Series B Preferred Stock at its fair value on the date of issuance. The Company had elected not to adjust the carrying value of the Series B Preferred Stock to the redemption value of such shares, since it was uncertain whether or when the redemption events described above would occur.

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

Common Stock

The holders of outstanding shares of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of assets legally available

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, subject to the payment of preferential and participating dividends with respect to any preferred stock that may be outstanding. In the event of a liquidation, dissolution and winding-up of the Company, the holders of outstanding common stock are entitled to share ratably in all assets available for distribution to the common stock shareholders after payment of all liabilities of the Company, subject to rights of the preferred stock. The holders of the common stock are entitled to one vote per share. During February 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares (see Note 17). Through March 14, 2008, the Company has repurchased 827,400 shares of its common stock at an average price of $4.11 per share, for a total purchase price of $3.4 million.

During the year ended December 31, 2007, warrants to purchase 135,996 shares of the Company’s common stock were exercised for cash and 89,837 shares of the Company’s common stock were issued upon the cashless net exercise of 101,812 placement agent unit options, in accordance with the terms of the placement agent unit options. During the year ended December 31, 2007, 2,694 warrants and 25,864 placement agent unit options expired. During the year ended December 31, 2006, warrants to purchase 18,500 shares of the Company’s common stock were exercised for cash and 1,647,440 shares of the Company’s common stock were issued upon the cashless net exercise of 2,889,925 warrants in accordance with the terms of the warrants issued to certain former Series B preferred stockholders. During the year ended December 31, 2005, 42,927 shares of common stock were issued upon the cashless net exercise of warrants in accordance with the terms of the warrants.

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

Warrants Outstanding

The Company had 475,248 warrants outstanding at December 31, 2007, as follows:

	Number		Expiration
Exercise Price	Outstanding	Date Issued	Date

$1.26	475,248	6/11/2003	6/11/2008

Equity Incentive Plans and Share-Based Compensation Expense

The Company had the following share-based equity incentive plans during the years ended December 31, 2007 and 2006: the 2006 Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of the Company’s board of directors, and consultants; the 1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of the Company’s board of directors, and consultants; the 2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These plans are more fully described below.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and subject to forfeiture under certain circumstances. The aggregate number of shares of common stock authorized for issuance under the 2006 Equity Incentive Award Plan is 6,250,000 shares.

The Company’s 2004 Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 stock options to purchase common stock upon appointment as a non-employee director and 15,000 stock options each January thereafter for continuing service upon reappointment. Such stock option grants vest over four years. In addition, 10,000 stock options are granted to members of one or more committees of the board of directors and an additional 7,500 stock options to chairmen of one or more committees. Such stock option grants are fully vested at the time of grant. As originally approved by shareholders, such option grants had an option exercise price equal to 85% of the fair market value on the date of grant. However, in May 2004, the Company’s board of directors approved an amendment to the 2004 Non-Employee Directors’ Equity Incentive Plan to provide that all option grants be made at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant. The maximum term of the stock options granted is ten years. Under the terms of the 2004 Non-Employee Directors’ Equity Incentive Plan, 1,250,000 shares of the Company’s common stock were authorized for grant.

The Employee Stock Purchase Plan provides for eligible employees to make payroll deductions of 1% to 15% of their earnings to purchase the Company’s common stock during an offering period. The purchase price of the common stock is the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on a purchase date within the offering period. Purchase dates are February 28, May 31, August 31, and November 30. Effective with new offerings in 2006 through the current offering that ends August 31, 2008, an offering period has a term of twelve months, subject to a reset feature designated under the Employee Stock Purchase Plan. Under the reset feature, if the fair market value of the Company’s common stock on a purchase date during the offering period is lower than the fair market value on the offering date of that same offering period, the offering period will be automatically terminated following the purchase of shares on the purchase date and a new offering period will commence on the next day after the purchase date. Prior to 2006, an offering period was twenty four months, subject to the reset feature. In May 2006, the Company’s shareholders approved an amendment to the Employee Stock Purchase Plan to increase the total number of shares authorized for issuance from 900,000 shares to 2,400,000 shares. In February 2008, the Company’s board of directors approved a reduction in the offering period to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the plan (see Note 17). The addition of the 500,000 shares to the plan is subject to shareholder approval.

As described in Note 1, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the years ended December 31, 2007 and 2006 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 as follows (in thousands):

	Years Ended December 31,
	2007	2006

Cost of product sales	$5	$6
Selling, general and administrative	1,488	965
Research and development	322	56

Total	$1,815	$1,027

Share-based compensation cost related to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. As of December 31, 2007, $1.9 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2007, $1.7 million of total unrecognized compensation cost related to the Company’s Employee Stock Purchase Plan is expected to be recognized through August 31, 2008, which represents the end of the current offering period.

The Company has estimated an annual pre-vesting forfeiture rate of 12% for a typical stock award with a four year vesting term. The pre-vesting forfeiture rate was estimated based on historical data. No tax benefit has been recognized related to share-based compensation expense since the Company had a history of net operating losses.

The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors included in the total share-based compensation expense recorded by the Company for the years ended December 31, 2007 and 2006 and the total share-based compensation expense disclosed in Note 1 on a pro forma basis for the year ended December 31, 2005 was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term for the years ended December 31, 2007 and 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term for the year ended December 31, 2005 was estimated using factors that included historical exercise patterns and expected terms used by comparable companies. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Years Ended December 31,
	2007	2006	2005

Expected volatility	82-86%	90-98%	60-69%
Weighted average volatility	85%	94%	64%
Risk-free interest rate	3.6-4.9%	4.6-5.1%	3.8-4.4%
Expected term (in years)	6.25	6.25	3.9-4.0
Expected dividend yield	0	0	0

The fair value of the option element related to employees’ purchases under the Employee Stock Purchase Plan included in the total share-based compensation expense recorded by the Company for the years ended December 31, 2007 and 2006 and the total share-based compensation expense disclosed in Note 1 on a pro forma basis for the year ended December 31, 2005 was estimated using the Black-Scholes option valuation model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005

Expected volatility	65-151%	70-98%	63-64%
Weighted average volatility	133%	81%	63%
Risk-free interest rate	3.2-5.0%	4.6-5.1%	3.6-4.0%
Expected term (in years)	0.25-1.0	0.25-1.0	0.24-0.25
Expected dividend yield	0	0	0

The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors during the years ended December 31, 2007, 2006 and 2005 was $0.82, $0.97 and $0.28, respectively. The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $1.09, $0.31 and $0.18 for the years ended December 31, 2007, 2006 and 2005, respectively.

Net cash proceeds from the exercise of stock options were $833,000, $521,000 and $107,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash proceeds from the issuance of common stock under the Employee Stock Purchase Plan totaled $263,000, $348,000 and $151,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Shares issued through the Employee Stock Purchase Plan totaled 401,025, 513,571 and 347,023 during the years ended December 31, 2007, 2006 and 2005, respectively. The Company distributes newly issued shares in exchange for the net cash proceeds when stock options are exercised and shares are purchased under the Employee Stock Purchase Plan. The Company has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

The following table summarizes stock option activity under the stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Stock	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Outstanding at December 31, 2004	5,685,459	$1.03
Granted	4,144,000	0.54
Exercised	(157,735)	0.68
Forfeited or expired	(3,269,650)	0.95

Outstanding at December 31, 2005	6,402,074	$0.76
Granted	3,080,750	1.23
Exercised	(572,191)	0.91
Forfeited or expired	(731,318)	1.47

Outstanding at December 31, 2006	8,179,315	$0.86	8.02	$5,416
Granted	2,379,250	1.09
Exercised	(821,510)	1.00
Forfeited or expired	(4,134,630)	0.90

Outstanding at December 31, 2007	5,602,425	$0.92	7.70	$27,365

Vested and exercisable at December 31, 2007	3,096,865	$0.82	7.04	$15,423

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2007 and 2006 for those stock options for which

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $2.1 million, $353,000, and $33,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2006 and 2005, options to purchase 3,051,293 shares and 2,171,460 shares, respectively, of common stock were exercisable.

The fair value of restricted stock is calculated under the intrinsic value method. A summary of restricted stock outstanding as of December 31, 2006 and changes during the year ended December 31, 2007 are as follows:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock	Value

Nonvested shares at December 31, 2006	127,811	$1.69
Granted	—	—
Vested	(14,202)	—
Forfeited or expired	(71,006)	—

Nonvested shares at December 31, 2007	42,603	$1.69

During the years ended December 31, 2007, 2006 and 2005, there were 11,000, 136,833 and 128,000 options granted to consultants, respectively. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2007, 2006 and 2005 the Company recorded an increase or (decrease) in compensation expense related to these options of ($3,500), $129,000 and $29,000, respectively.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2007

Outstanding stock options	5,602,425
Convertible preferred stock issued and outstanding (see Note 17)	2,155,715
Common stock warrants	475,248
Future grant under equity incentive award plans	4,439,783
Future sale under the employee stock purchase plan (see Note 17)	862,991

13,536,162

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$590	$—	$175
State	740	—	25

	1,330	—	200

Deferred:
Federal	(14,129)	—	—
State	(1,793)	—	—

	(15,922)	—	—

Total income tax expense (benefit)	$(14,592)	$—	$200

Based on taxable income for the third and fourth quarter of 2007, cumulative taxable income for the three most recent years and anticipated taxable income for 2008, the Company reversed the valuation allowance for deferred tax assets that it believes will be recovered based on anticipated taxable income in 2008, and recorded an income tax benefit of $15.9 million in the fourth quarter of 2007. This tax benefit was offset by $1.3 million of current tax expense for federal and California alternative minimum tax and other state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes, as well as net operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax liabilities:
Goodwill and purchased intangibles	$105	$100

Deferred tax assets:
Net operating loss carryforwards	$14,358	$37,200
Research and development credits	1,387	1,500
Sales-related reserves	3,381	1,300
Acquired research and development	127	300
Other, net	1,954	100

Total deferred tax assets	21,207	40,400
Valuation allowance	(5,180)	(40,300)

Net deferred taxes	$15,922	$—

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence, the Company believes that it is “more likely than not” that some or all of its deferred tax assets will not be realized. Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon the Company generating future taxable income. Changes in the valuation allowance based on the Company’s assessment will result in an income tax benefit if the valuation allowance is decreased, and an income tax expense if the allowance is increased. At December 31, 2006, the Company recorded a full valuation allowance

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against its deferred tax assets since it was not considered “more likely than not” that these deferred tax assets would be realized. Based on taxable income in the third and fourth quarter of 2007, cumulative taxable income for the three most recent years and anticipated taxable income for 2008, the Company determined in the fourth quarter of 2007 that it was “more likely than not” that some of the deferred tax assets would be realized. Accordingly, the Company reversed the valuation allowance for such deferred tax assets at December 31, 2007 and recorded an income tax benefit of $15.9 million for the year ended December 31, 2007. The remaining valuation allowance at December 31, 2007 relates to deferred tax assets for federal net operating loss and tax credit carryforwards and certain state temporary differences that may not be recovered until 2009 or subsequent years. The Company’s valuation allowance decreased by $35.1 million for the year ended December 31, 2007, increased by $3.4 million for the year ended December 31, 2006 and decreased by $2.7 million for the year ended December 31, 2005. The reduction in the valuation allowance for the year ended December 31, 2007 includes the reversal of $11.2 million in fully reserved deferred tax assets primarily related to federal net operating loss carryforwards that will not be available prior to their expiration as a result of federal ownership change limitations.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

Tax expense (benefit) at federal statutory rate	35.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	2.1	(5.6)	6.7
Change in valuation allowances	(101.0)	38.2	(38.0)
Other	0.4	1.4	0.0

Provision for tax expense (benefit)	(63.5)%	—%	2.7%

At December 31, 2007, the Company had federal and state net operating loss carryforwards of $39.3 million and $17.4 million, respectively, and federal and California research and development tax credits of $748,000 and $1.1 million, respectively. Of these amounts, $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, are available to reduce the Company’s 2008 taxable income. Federal net operating loss carryforwards totaling $9.9 million are subject to annual limitations and will be available from 2009 through 2018, as a result of federal ownership change limitations.

As of December 31, 2007, $2.2 million of the federal and state net operating loss carryforwards represent tax deductions resulting from share-based compensation expense for which a tax benefit would be recorded in shareholders’ equity when realized. Although these net operating loss carryforwards are reflected in the total net operating loss carryforwards, pursuant to SFAS No. 123(R), deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to shareholders’ equity and as a result do not impact the Consolidated Statement of Operations. To the extent stock option related deductions are not recognized pursuant to SFAS No. 123(R), the unrecognized benefit is not reflected on the Consolidated Balance Sheet. Accordingly, the Company has reduced deferred tax assets by $900,000 which represents the unrecognized tax benefit from stock option related net operating loss carryforwards as of December 31, 2007, that is potentially available for utilization in future years.

The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2008 through 2026, if not utilized. Utilization of the Company’s net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2007. Such an annual limitation could result in the expiration

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the net operating loss and research and development credit carryforwards available as of December 31, 2007 before utilization.

Effective January 1, 2007, the Company adopted FIN No. 48. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

As a result of implementing the provisions of FIN No. 48, the Company reversed certain fully reserved deferred tax assets related to uncertain tax benefits totaling $315,000 and the related valuation allowance. The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Unrecognized tax benefits at January 1, 2007	$315
Gross increases — tax positions in current period	—
Gross decreases — tax positions in current period	—

Unrecognized tax benefits at December 31, 2007	$315

The unrecognized tax benefits, if recognized in full, would reduce the Company’s income tax expense by $315,000 and result in adjustments to other tax accounts, primarily deferred taxes. The Company does not currently expect any significant changes to the unrecognized tax benefits within 12 months of December 31, 2007. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. To date, the Company has not used the unrecognized tax benefits to reduce any of its past tax obligations. As a result, the Company had no accrual for the payment of interest and penalties related to the unrecognized tax benefits at January 1, 2007, nor was any amount of interest and penalties recognized during the year ended December 31, 2007. As of December 31, 2007, the Company’s tax returns were subject to future examination in the U.S. federal and various state tax jurisdictions for tax years 1993 through 2006, due to net operating losses that are being carried forward.

13.	Related Party Transactions

In December 2006, the Company sold 890,000 shares of its common stock to certain insiders of the Company at a purchase price of $1.45 per share, which represented the average closing price of the Company’s common stock over the five day period up to and including the date of the offering. Use of such average price was authorized by the American Stock Exchange and was deemed to equal the Company’s per share market value. Broadwood Partners, L.P., a fund controlled by Neal C. Bradsher, a member of the Company’s board of directors, purchased 200,000 shares and Paolo Cavazza, a controlling shareholder of Sigma-Tau, purchased 690,000 shares. Sigma-Tau beneficially owned approximately 21% of the Company’s outstanding common stock as of December 31, 2006. The shares were offered by the Company under an effective shelf registration statement previously filed with the Securities and Exchange Commission. Further details are provided in Note 11 — Preferred Stock and Shareholders’ Equity.

In December 2001, the Company entered into a promotion agreement with VSL, a private company owned in part by the major shareholders of Sigma-Tau. In January 2004, the promotion agreement and all amendments were assigned by VSL to Sigma-Tau Pharmaceuticals, a subsidiary of Sigma-Tau. Under these agreements, the Company agreed to purchase VSL#3 from VSL at a stated price, and also agreed to promote, sell, warehouse and distribute the VSL#3 product, direct to customers at its cost and expense, subject to certain expense reimbursements. In January 2005, the promotion agreement expired in accordance with its terms. VSL#3 revenue for the year ended December 31, 2005 was $71,000 and is included in Net Product Sales in the accompanying Consolidated

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations. An access fee to Sigma-Tau Pharmaceuticals was calculated quarterly, which varied based upon sales and costs incurred by the Company subject to reimbursement under certain circumstances. For the year ended December 31, 2005, the amount of the costs incurred by the Company was greater than the amount owing to Sigma-Tau Pharmaceuticals. The net reimbursement of $44,000 for the year ended December 31, 2005 was recorded as a reduction to Selling, General and Administration expenses in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2005, the Company paid $203,000 to Sigma-Tau Pharmaceuticals for the purchase of VSL#3 product and access fees.

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

The Company had an option and license agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire, for the development of a product. Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to the product. This option expired in July 2001 and all development activities ceased. Shire asserted that the Company owed $248,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option. The Company maintained an accrual for this amount as of December 31, 2006. During 2007, the Company determined that the amount would not be due to Shire under the agreement and reversed the accrual. The resulting $248,000 gain is included as a component of Other Income, net in the Consolidated Statement of Operations for the year ended December 31, 2007. As of December 31, 2007, Shire held all of the Company’s Series A Preferred Stock (see Note 11). On February 19, 2008, the Company completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008 (see Note 17).

In December 2007, Sigma-Tau distributed all of its shares to its stockholders, who consist of Paolo Cavazza, Claudio Cavazza, Aptafin S.p.A., Chaumiere — Consultadoria & Servicos SDC Unipessoal L.D.A. and Inverlochy Consultadoria & Servicos L.D.A., as reported by Sigma-Tau on Amendments No. 11 and 13 to Schedule 13D filed on December 20, 2007. As of the date of these amendments, Sigma-Tau is no longer deemed to beneficially own any of the Company’s outstanding common stock.

14.	Defined Contribution Plan

In 2000, the Company adopted a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The plan allows for discretionary contributions by the Company. The Company matched employee contributions according to specified formulas and contributed $59,000 for the year ended December 31, 2007. The Company did not match employee contributions during the years ended December 31, 2006 and 2005.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities (in thousands).

	Years Ended December 31,
	2007	2006	2005

Net income (loss)	$37,586	$(10,109)	$7,392
Change in unrealized gains (losses) on available-for-sale securities	53	3	(2)

Comprehensive income (loss)	$37,639	$(10,106)	$7,390

16.	Shareholder Rights Plan

On February 11, 2003 the board of directors of the Company adopted a Shareholder Rights Plan, which was amended on September 9, 2005. In connection with the Shareholder Rights Plan, the board of directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth (1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the board of directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Inverlochy Consultadoria & Servicos L.D.A. Chaumiere-Consultadoria & Servicos SDC Unipessoal LDA, Aptafin SpA, Paolo Cavazza and Claudio Cavazza,), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than pursuant to (i) a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares, (ii) the purchase of up to an additional 800,000 Common Shares, or (iii) in the event the Company issues additional Common Shares, other than issuances pursuant to stock option or equity incentive programs and issuances pursuant to the exercise or conversion of securities outstanding on August 8, 2005, the purchase of additional Common Shares so long as such Existing Holder does not become the beneficial owner of a greater percentage of Common Shares than beneficially owned on August 8, 2005), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current purchase price of one Right.

17.	Subsequent Events

On February 19, 2008, the Company completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008. As of December 31, 2007, the Series A Preferred Stock had a carrying value of $5.1 million as reflected on the Company’s Consolidated Balance Sheet. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value will be accounted for as a deemed dividend and will therefore reduce the Company’s net income in the determination of net income applicable to common shareholders for the Company’s first quarter ending March 31, 2008. The repurchase transaction will have no income tax impact. Subsequent to the Company’s first quarter ending March 31, 2008, the Company will no longer reduce its net income for the allocation of the relative share of its earnings to the Series A Preferred Stock.

On January 22, 2008, the Company amended the manufacturing agreement with BioVectra dcl. The amendment renewed the terms of the prior contract with BioVectra until December 31, 2010 and includes a one-year extension option. The Company’s commitment under the amended agreement is approximately $500,000.

On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time and in such amounts as management deems appropriate and will be funded from available working capital. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the Company’s common stock, general business and market conditions, and other investment opportunities. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the board of directors without prior notice. Through March 14, 2008, the Company has repurchased 827,400 shares of its common stock at an average price of $4.11 per share, for a total purchase price of $3.4 million.

On February 29, 2008, the Company’s board of directors also approved a reduction in the offering period of its Employee Stock Purchase Plan to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the plan. The addition of the 500,000 shares to the plan is subject to shareholder approval.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	of Period	Income	Write-Offs	Period
	(In thousands)

Reserves for uncollectible accounts
December 31, 2007	$55	$4	$2	$57
December 31, 2006	$84	$16	$45	$55
December 31, 2005	$40	$46	$2	$84
Reserves for cash discounts
December 31, 2007	$32	$227	$256	$3
December 31, 2006	$16	$308	$292	$32
December 31, 2005	$42	$352	$378	$16
Reserves for obsolete and excess inventories
December 31, 2007	$237	$307	$535	$9
December 31, 2006	$100	$137	$—	$237
December 31, 2005	$107	$42	$49	$100
Reserves for sales and product return allowances
December 31, 2007	$2,784	$12,081	$6,689	$8,176
December 31, 2006	$2,581	$2,767	$2,564	$2,784
December 31, 2005	$1,683	$3,251	$2,353	$2,581

All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number		Description

1	.1(31)	Placement Agency Agreement dated December 7, 2006 by and between Questcor Pharmaceuticals, Inc. and BMO Capital Markets Corp.
1	.2(31)	Form of Purchase Agreement.
2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2	.2(27)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.2(25)	Certificate of Amendment to the Questcor Pharmaceuticals, Inc. Bylaws, dated as of March 2, 2006.
3	.3(3)	Certificate of Determination of Series B Convertible Preferred Stock of the Company.
3	.4(4)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(5)	Amended and Restated Bylaws of the Company, dated as of March 5, 2008.
4	.1(6)	Convertible Debenture between the Company and SF Capital Partners Ltd. dated March 15, 2002.
4	.2(6)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(7)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(8)	1992 Employee Stock Option Plan, as amended.
10	.3(9)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.
10	.4(10)	2000 Employee Stock Purchase Plan.
10	.5(11)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.6(11)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(12)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.8(13)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.9(13)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.10(6)	Securities Purchase Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.11(6)	Registration Rights Agreement between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.12(6)	Warrant between the Company and SF Capital Partners Ltd. dated March 15, 2002.
10	.13(6)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(6)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.15(6)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.16(3)	Form of Common Stock Purchase Warrant dated January 15, 2003 issued by the Company to purchasers of Series B Convertible Preferred Stock.
10	.17(4)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.18(3)	Form of Subscription Agreement dated as of December 29, 2002 by and between the Company and purchasers of Series B Convertible Preferred Stock and Common Stock Purchase Warrants.
10	.19(14)	Letter Agreement dated September 2, 2003 between the Company and R. Jerald Beers.
10	.20(14)	Amendment to Letter Agreement dated November 6, 2003 between the Company and R. Jerald Beers.
10	.21(14)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.

Exhibit
Number		Description

10	.22(15)	Separation Agreement dated August 5, 2004 between the Company and Charles J. Casamento.
10	.23(16)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10	.24(17)	Letter Agreement between the Company and James L. Fares dated February 17, 2005.
10	.25(18)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10	.26(18)	Amendment dated March 10, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of SF Capital Partners Ltd.
10	.27(19)	2004 Non-Employee Directors’ Equity Incentive Plan.
10	.28(20)	Letter Agreement between the Company and Reinhard Koenig dated September 30, 2004.
10	.29(20)	Letter Agreement between the Company and James L. Fares dated February 18, 2005.
10	.30(20)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.
10	.31(20)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.
10	.32(20)	Letter Agreement between the Company and Reinhard Koenig dated February 3, 2004.
10	.33(20)	Letter Agreement between the Company and Barbara J. McKee dated February 9, 2005.
10	.34(20)	Separation Agreement and Release dated March 3, 2005 between the Company and R. Jerald Beers.
10	.35(20)	Series B Preferred Shareholder Agreement and Waiver dated March 29, 2005 by and between the Company and all of the holders of the outstanding shares of Series B Preferred Stock of the Company.
10	.36(22)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.37(23)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.
10	.38(23)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.
10	.39(23)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.
10	.40(24)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.41(26)	Offer of Employment Letter Agreement between the Company and Craig C. Chambliss dated March 31, 2005.
10	.42(26)	Change-in-Control Letter Agreement between the Company and Craig C. Chambliss dated May 1, 2005.
10	.43(26)	Severance Letter Agreement between the Company and Craig C. Chambliss dated May 4, 2005.
10	.44(26)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.
10	.45(28)	2006 Equity Incentive Award Plan.
10	.46(29)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.47(29)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.48(29)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10	.49(28)	2003 Employee Stock Purchase Plan, as amended.
10	.50(30)	Offer of Employment Letter Agreement between the Company and Steven Halladay dated October 13, 2006.
10	.51(30)	Change-in-Control Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10	.52(30)	Severance Letter Agreement between the Company and Steven Halladay dated October 16, 2006.
10	.53(30)	Offer of Employment Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10	.54(30)	Amendment to Offer of Employment Letter Agreement between the Company and Eric Liebler dated October 13, 2006.
10	.55(30)	Change-in-Control Letter Agreement between the Company and Eric Liebler dated August 1, 2006.

Exhibit
Number		Description

10	.56(30)	Severance Letter Agreement between the Company and Eric Liebler dated August 1, 2006.
10	.57(32)	Amended Change of Control Letter Agreement between the Company and James L. Fares dated February 13, 2007.
10	.58(32)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.
10	.59(32)	Amended Change of Control Letter Agreement between the Company and Eric J. Liebler dated February 13, 2007.
10	.60(32)	Amended Change of Control Letter Agreement between the Company and George M. Stuart dated February 13, 2007.
10	.61(32)	Amended Change of Control Letter Agreement between the Company and Craig C. Chambliss dated February 13, 2007.
10	.62(32)	Amended Change of Control Letter Agreement between the Company and Steven Halladay dated February 13, 2007.
10	.63(32)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.
10	.64(33)	Termination Agreement and General Release related to James L. Fares’ departure as Chief Executive Officer of the Company dated June 20, 2007.
10	.65(34)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.66(35)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.
10	.67(36)	Separation Agreement and General Release related to Eric J. Liebler’s resignation as Senior Vice President, Strategic Planning and Communications of the Company dated August 3, 2007.
10	.68(37)	Form of Option Agreement for Director Options.
10	.69(37)	Form of Option Agreement for Committee Options.
16	.1(21)	Letter to the Security and Exchange Commission from Ernst & Young LLP.
23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-30558, filed on February 16, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 16, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K on March 5, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-46990, filed on September 29, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed on April 10, 2006, and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2006, and incorporated herein by reference.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 8, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated herein by reference.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 22, 2007, and incorporated herein by reference.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2007, and incorporated herein by reference.

(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 20, 2007, and incorporated herein by reference.

(36)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007, and incorporated herein by reference.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2008, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.