Form 10-Q
period 2008-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2008-05-14
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 1, 2008 there were 69,418,637 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,370	$15,939
Short-term investments	21,662	14,273

Total cash, cash equivalents and short-term investments	32,032	30,212
Accounts receivable, net of allowance for doubtful accounts of $94 and $57 at March 31, 2008 and December 31, 2007, respectively	17,894	23,639
Inventories, net	2,348	2,365
Prepaid expenses and other current assets	1,522	778
Deferred tax assets	10,391	14,879

Total current assets	64,187	71,873
Property and equipment, net	480	522
Purchased technology, net	3,893	3,967
Goodwill	299	299
Deposits and other assets	748	744
Deferred tax assets, net	1,043	1,043

Total assets	$70,650	$78,448

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,748	$1,777
Accrued compensation	783	1,945
Sales-related reserves	10,007	8,176
Income taxes payable	27	1,330
Other accrued liabilities	1,176	1,492

Total current liabilities	14,741	14,720
Lease termination and deferred rent liabilities	1,724	1,869
Other non-current liabilities	5	7
Preferred stock, no par value, 7,500,000 shares authorized; none and 2,155,715 Series A shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $10,000 at December 31, 2007)	—	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 69,403,636 and 70,118,166 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	104,497	108,387
Accumulated deficit	(50,396)	(51,670)
Accumulated other comprehensive gain	79	54

Total shareholders’ equity	54,180	56,771

Total liabilities, preferred stock and shareholders’ equity	$70,650	$78,448

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$19,132	$3,701
Cost of sales (exclusive of amortization of purchased technology)	1,319	850

Gross profit	17,813	2,851
Operating costs and expenses:
Selling, general and administrative	5,066	5,550
Research and development	1,971	1,140
Depreciation and amortization	122	123

Total operating costs and expenses	7,159	6,813

Income (loss) from operations	10,654	(3,962)
Other income (expense):
Interest income	364	210
Other income (expense), net	11	(7)

Total other income	375	203

Income (loss) before income taxes	11,029	(3,759)
Income tax expense	4,488	—

Net income (loss)	6,541	(3,759)
Deemed dividend on Series A preferred stock	5,267	—

Net income (loss) applicable to common shareholders	$1,274	$(3,759)

Net income (loss) per share applicable to common shareholders:
Basic	$0.02	$(0.05)

Diluted	$0.02	$(0.05)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,946	68,773

Diluted	74,103	68,773

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$6,541	$(3,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	1,933	496
Deferred income taxes	4,488	—
Amortization of investments	(209)	—
Depreciation and amortization	122	123
Changes in operating assets and liabilities:
Accounts receivable	5,745	(748)
Inventories	17	344
Prepaid expenses and other current assets	(744)	(197)
Accounts payable	971	(139)
Accrued compensation	(1,162)	(198)
Sales-related reserves	1,831	615
Income taxes payable	(1,303)	—
Other accrued liabilities	(316)	(20)
Other non-current liabilities	(147)	(190)

Net cash flows provided by (used in) operating activities	17,767	(3,673)

INVESTING ACTIVITIES
Purchase of property and equipment	(6)	(59)
Acquisition of purchased technology	—	(300)
Purchase of short-term investments	(13,341)	(8,670)
Proceeds from the sale and maturities of short-term investments	6,186	2,500
Changes in deposits and other assets	(4)	(5)

Net cash flows used in investing activities	(7,165)	(6,534)

FINANCING ACTIVITIES
Issuance of common stock, net	378	284
Repurchase of Series A preferred stock	(10,348)	—
Repurchase of common stock	(6,201)	—

Net cash flows provided by (used in) financing activities	(16,171)	284

Decrease in cash and cash equivalents	(5,569)	(9,923)
Cash and cash equivalents at beginning of period	15,939	15,937

Cash and cash equivalents at end of period	$10,370	$6,014

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
     In August 2007, the Company announced a new strategy and business model for Acthar. As part of the new strategy, the Company implemented a new pricing level for Acthar which took effect August 27, 2007. The Company also expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. The new strategy has significantly improved the Company’s ability to maintain the long-term availability of Acthar and fund important research and development projects.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS and many other conditions with an inflammatory component. No drug is approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS. In June 2006, the Company submitted a Supplemental New Drug Application (“sNDA”) to the FDA and is currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, the Company received an action letter from the FDA indicating that its sNDA was not approvable in its current form. In November 2007, the Company met with the FDA to further discuss its sNDA. At the meeting, the FDA concurred with the Company’s suggested pathway to resubmit the application with additional information. The Company’s efforts are focused on two major projects involving the gathering of efficacy data from prior, randomized control trials and the extraction of existing safety data. The Company’s goal is to submit the additional information to the FDA by the end of 2008. At this time, the FDA is not requiring the Company to conduct a clinical trial to support its resubmission.
     The Company’s strategy is to focus on growth initiatives for Acthar, continue the development of QSC-001, improve operational efficiencies, and return cash to shareholders through the execution of the Company’s common share repurchase program. The Company’s most important growth initiative is the planned 2008 resubmission to the FDA of the sNDA in support of a new indication for IS. Should the FDA grant approval for this indication, the Company could then begin actively promoting the use of Acthar in this indication, something the Company is presently prohibited from doing. The Company believes that such promotion has the potential to increase usage of Acthar in IS beyond current levels. The Company is also currently working on a number of initiatives aimed at developing future growth opportunities for Acthar in therapeutic areas other than IS. These include in-depth evaluation of uses that are currently a part of Acthar’s extensive list of on-label indications. For example, the Company has observed some continued usage, as well as favorable insurance coverage, in the segment of MS patients who do not respond to, or who cannot tolerate, IV corticosteroids, the first-line treatment of most neurologists for MS flares. Market research indicates that an estimated 10% to 14% of MS flare patients may be in this segment. The Company is in the process of evaluating whether this could become an area for further Acthar promotion and revenue growth. The Company is also looking at other indications that could provide additional sales growth potential for Acthar.
     The Company has determined that it operates in one business segment, pharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
     On May 5, 2008, the Company announced that its board of directors approved the decision to switch the listing of its common stock from the American Stock Exchange to the NASDAQ Stock Market LLC. Effective May 16, 2008, the Company will trade on NASDAQ under the trading symbol QCOR.
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
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of sales	$—	$1
Selling, general and administrative	1,644	405
Research and development	233	67

Total	$1,877	$473

     Share-based compensation cost related to stock options granted to employees and non-employee members of the board of directors is recognized as an expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The Company has estimated an annual pre-vesting forfeiture rate of 12% for a typical stock award with a four year vesting term. The pre-vesting forfeiture rate was estimated based on historical data.
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three month period ended March 31, 2008 is based on the Company’s historical term of its stock option awards. The expected term for the three month period ended March 31, 2007 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	86%	86%
Expected term (in years)	4.4	6.25
Risk-free interest rate	2.1%	4.6%
Expected dividends	—	—
     The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $3.36 and $1.06 during the three month periods ended March 31, 2008 and 2007, respectively.

     The Company utilized the Black-Scholes option valuation model in connection with determining the fair value of each option element of the Company’s Employee Stock Purchase Plan. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	78%	65%
Expected term (in years)	0.30	0.53
Risk-free interest rate	2.2%	5.0%
Expected dividends	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $3.61 and $0.40 for the three month periods ended March 31, 2008 and 2007, respectively.
3. REVENUE RECOGNITION
     During July 2007, the Company began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript. The Company sells Acthar to CuraScript at a discount from the Company’s list price. CuraScript sells Acthar primarily to hospitals and specialty pharmacies. Product sales are recognized net of this discount upon receipt of the product by CuraScript. In April 2008, the Company revised its agreement with CuraScript, as discussed further in Note 13. The amendment is effective on June 1, 2008. Under the new terms, the discount provided by the Company to CuraScript will be reduced significantly. However, under the amended distribution terms the pricing to Acthar end users is unchanged. In addition, the payment terms have been reduced from 60 days to 30 days. The Company sells Doral to wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals. The Company does not require collateral from its customers. Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided that title to the product transfers at the point of receipt by the customer. If the title to the product transfers at the point of shipment, revenue is recognized upon shipment of the product.
     The Company will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability which will be reduced as future replacements occur, with an offset to product inventories. The Company issues credit memoranda for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda is equal to the sales value of the product returned and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves for expected credit memoranda based primarily upon historical return rates by product, analysis of return merchandise authorizations and returns received. The Company also considers sales patterns, current inventory on hand at wholesalers, and other factors such as shelf life.
     The Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s estimated historical rebate percentage is used to estimate the rebate units for the period. The Company then applies a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The estimated total rebate units are comprised of the estimated rebate units associated with estimated end user demand during the period and the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period. The rebate amount per unit is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period.
     Certain government entities are permitted to purchase the Company’s products for a nominal amount from wholesalers and CuraScript. These customers charge the significant discount back to the Company. The chargeback approximates the Company’s sales price to its customers. As a result, the Company does not recognize any net sales on shipments to these entities. In estimating government chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to sales to which chargebacks apply.
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
     At March 31, 2008 and December 31, 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Product returns — credit memoranda policy	$750	$1,307
Product returns — product replacement policy	33	31
Medicaid rebates	8,781	6,514
Government chargebacks	341	222
Other	102	102

	$10,007	$8,176

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $32.0 million and $30.2 million at March 31, 2008 and December 31, 2007, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in commercial paper and government-sponsored enterprises and have an average contractual maturity of approximately 5 months as of March 31, 2008. The fair value of the funds approximated their cost.
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies to all fair measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. All of the Company’s fair market value measurements utilize quoted prices in active markets for all its short-term investments, and are as a result valued at the “Level 1” fair value hierarchy as defined in SFAS No. 157.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$2,072	$1,987
Finished goods	288	387
Less allowance for excess and obsolete inventories	(12)	(9)

	$2,348	$2,365

6. PURCHASED TECHNOLOGY
     Purchased technology at March 31, 2008 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $493,000 as of March 31, 2008.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. As of March 31, 2008, the Company is obligated to pay rent on the Hayward facility of $4.0 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.8 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of March 31, 2008 and December 31, 2007, the estimated liability related to the Hayward facility totaled $1.4 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. During the three month periods ended March 31, 2008 and 2007, the Company recognized total expense of $72,000 and $162,000, respectively, related to the Hayward facility.
     On January 22, 2008, the Company amended its manufacturing agreement with BioVectra dcl. The amendment renewed the terms of the prior contract with BioVectra until December 31, 2010 and includes a one-year extension option. The Company’s commitment under the amended agreement is approximately $500,000.
     On March 11, 2008, the Company entered into an agreement with Icon Development Solutions to perform an efficacy analysis of patients using Acthar for IS, and to develop a response to the FDA for the Acthar IS sNDA. The Company’s obligation under the agreement is $1.5 million.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008 and December 31, 2007.
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
8. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company’s Series A Preferred Stock was a participating security for periods prior to its repurchase on February 19, 2008 (see Note 11). No undistributed earnings are allocable to the Company’s Series A Preferred Stock for the three months ended March 31, 2008 since such shares were repurchased effective February 19, 2008. Net loss has not been allocated to the Series A preferred stockholder for the three months ended March 31, 2007 as the Series A preferred stockholder did not have a contractual obligation to share in the losses of the Company. For basic net income (loss) per share applicable to common shareholders, net income (loss) applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

     The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the three month periods ended March 31, 2008 and 2007, and the effect of dilutive potential common shares on the number of shares used in computing basic net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2008	2007
Net income (loss) applicable to common shareholders	$1,274	$(3,759)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,946	68,773
Effect of dilutive potential common shares:
Stock options	3,773	—
Warrants	352	—
Restricted stock	32	—

Diluted	74,103	68,773

Basic and diluted net income (loss) per share applicable to common shareholders	$0.02	$(0.05)

     The computation of diluted net income per share applicable to common shareholders for the three month period ended March 31, 2008 excluded the effect of 1,127,000 options to purchase common shares, 233,296 shares of unvested restricted stock and 2,155,715 shares of Series A Preferred Stock as the inclusion of these securities would have been anti-dilutive. Diluted net loss per share has not been computed for the three month period ended March 31, 2007 as, due to the Company’s net loss position, it would have been anti-dilutive.
9. INCOME TAXES
     The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.
     Income tax expense for the three month period ended March 31, 2008 was $4.5 million. During the quarter ended March 31, 2008, the Company recorded its income tax expense for financial reporting purposes using an estimated annual effective federal and state tax rate of approximately 41 percent. Actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as the Company has access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce its 2008 taxable income. There was no income tax expense for the three month period ended March 31, 2007 as the Company incurred a net loss of $3.8 million.
10. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$6,541	$(3,759)
Change in unrealized gains on available-for-sale securities	25	2

Comprehensive income (loss)	$6,566	$(3,757)

11. EQUITY TRANSACTIONS
     On February 19, 2008, the Company repurchased all of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008. The Series A Preferred Stock had a carrying value of $5.1 million. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value was accounted for as a deemed dividend and reduced the Company’s net income in the determination of net income applicable to common shareholders in the accompanying Consolidated Statement of Operations.
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through March 31, 2008, the Company had repurchased 1,527,700 common shares at an average price per share of $4.06, for a total of $6.2 million (see Note 13).
     On February 29, 2008, the Company’s board of directors, as administrator of the Employee Stock Purchase Plan (“ESPP”), also approved a reduction in the offering period of its ESPP from twelve months to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, the Company’s board of directors approved an amendment on April 16, 2008 to reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP approved by the Company’s board of directors on February 29, 2008 and April 16, 2008 are subject to shareholder approval.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS No. 157-2. The Company does not expect that the adoption of FSP FAS No. 157-2 will have a material impact on its financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-1 will have a material impact on the Company’s financial position and results of operations.
13. SUBSEQUENT EVENTS
     On April 16, 2008, the Company’s board of directors, as administrator of the Employee Stock Purchase Plan (“ESPP”), approved an amendment to the Company’s ESPP to reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. The amendment to the ESPP approved by the Company’s board of directors is subject to shareholder approval.
     On April 18, 2008, the Company amended its distribution agreement with CuraScript, its U.S. distributor for H.P. Acthar Gel. The amendment is effective on June 1, 2008. Under the new terms, the discount provided by the Company to CuraScript will be reduced significantly. The new discounted sales price to CuraScript will be $23,039, or $230 per vial less than the stated list price of $23,269. However, under the new terms the pricing to Acthar end users is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days.
      From April 1, 2008 through May 13, 2008, the Company repurchased 201,300 shares of its common stock at an average price of $4.44 per share, for a total purchase price of $894,000 under its stock repurchase program approved by the Company’s board of directors in February 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.
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
     In August 2007, we announced a new strategy and business model for Acthar. In connection with the new strategy, we implemented a new pricing level for Acthar which was effective August 27, 2007. We also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. The new strategy has significantly improved our ability to maintain the long-term availability of Acthar and fund important research and development projects.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS and many other conditions with an inflammatory component. No drug is approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS. In June 2006, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA and are currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. In November 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to resubmit the application with additional information. Our efforts are focused on two major projects involving the gathering of efficacy data from prior, randomized control trials and the extraction of existing safety data. Our goal is to submit the additional information to the FDA by the end of 2008. At this time, the FDA is not requiring us to conduct a clinical trial to support our resubmission.
     Our strategy is to focus on growth initiatives for Acthar, continue the development of QSC-001, improve operational efficiencies, and return cash to shareholders through the execution of our common share repurchase program. Our most important growth initiative is the planned 2008 resubmission to the FDA of the sNDA in support of a new indication for IS. Should the FDA grant approval for this indication, we could then begin actively promoting the use of Acthar in this indication, something we are presently prohibited from doing. We believe that such promotion has the potential to increase usage of Acthar in IS beyond current levels. We are also currently working on a number of initiatives aimed at developing future growth opportunities for Acthar in therapeutic areas other than IS. These include in-depth evaluation of uses that are currently a part of Acthar’s extensive list of on-label indications. For example, we have observed some continued usage, as well as favorable insurance coverage, in the segment of MS patients who do not respond to, or who cannot tolerate, IV corticosteroids, the first-line treatment of most neurologists for MS flares. Market research indicates that an estimated 10% to 14% of MS flare patients may be in this segment. We are in the process of evaluating whether this could become an area for further Acthar promotion and revenue growth. We are also looking at other indications that could provide additional sales growth potential for Acthar.
     Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients, inventory levels of our products held by third parties, amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, the amount of chargebacks on the sale of our products by our specialty distributor to government entities, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the timing and amount of our product development expenses, and our ability to develop growth opportunities for Acthar.
     On May 5, 2008, we announced that our board of directors approved the decision to switch the listing of our common stock from the American Stock Exchange to the NASDAQ Stock Market LLC. Effective May 16, 2008, we will trade on NASDAQ under the trading symbol QCOR.
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, chargebacks on sales of our products by wholesalers and our specialty distributor to government entities, product returns, bad debts, inventories, intangible assets, share-based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Sales Reserves
     For the three month periods ended March 31, 2008 and 2007, we have estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
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
     During July 2007, we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. Under our existing agreement with CuraScript, they have 60 days from when product is received to pay us for their purchases of Acthar. We will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability which will be reduced as future replacements occur, with an offset to product inventories.
     In April 2008, we announced the amendment of our distribution agreement with CuraScript. The amendment is effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript will be reduced significantly. The new discounted sales price to CuraScript will be $23,039, or $230 per vial less than the stated list price of $23,269. However, under the new terms the pricing to Acthar end users is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days.
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
     Certain government entities are permitted to purchase our products for a nominal amount from wholesalers and CuraScript. Our customers charge the significant discount back to us. The chargeback approximates our sales price to our customers. As a result, we do not recognize any net sales on shipments to these entities. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to sales to which chargebacks apply.
     We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. For sales of Doral, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     At March 31, 2008 and December 31, 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Product returns — credit memoranda policy	$750	$1,307
Product returns — product replacement policy	33	31
Medicaid rebates	8,781	6,514
Government chargebacks	341	222
Other	102	102

	$10,007	$8,176

Inventories
     As of March 31, 2008, our net raw material and finished goods inventories totaled $2.3 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of March 31, 2008, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.9 million related to our acquisition of Doral and $480,000 of net property and equipment. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of March 31, 2008, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three month period ended March 31, 2008 based on the historical term of our stock option awards. We estimated the expected term of stock options granted for the three month period ended March 31, 2007 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three month period ended March 31, 2008 includes $1.9 million of share-based compensation expense related to employees and non-employee members of our board of directors. Our net loss for the three month period ended March 31, 2007 includes $473,000 of share-based compensation expense related to employees and non-employee members of our board of directors.
     On February 29, 2008, our board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from twelve months to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, our board of directors approved an amendment on April 16, 2008 to reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP approved by our board of directors on February 29, 2008 and April 16, 2008 are subject to shareholder approval.
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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of March 31, 2008 and December 31, 2007, the estimated liability related to the Hayward facility totaled $1.4 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of March 31, 2008, we are obligated to pay rent on the Hayward facility of $4.0 million. Over the remaining term of the master lease we anticipate that we will receive approximately $1.8 million in sublease income to be used to pay a portion of our Hayward facility obligation.
     We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the three month periods ended March 31, 2008 and 2007 we recognized total expense of $72,000 and $162,000, respectively, related to the Hayward facility.
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
     During the quarter ended March 31, 2008, we recorded our income tax expense for financial reporting purposes using an estimated annual effective federal and state tax rate of approximately 41 percent. Actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as we have access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce our 2008 taxable income. Current and long-term deferred tax assets, net of a valuation allowance of $5.2 million, totaled $11.4 million and $15.9 million at March 31, 2008 and December 31, 2007, respectively, as reflected in the accompanying Consolidated Balance Sheets.

Results of Operations
Three months ended March 31, 2008 compared to the three months ended March 31, 2007:
Total Net Sales

	Three Months Ended
	March 31,			%
	2008	2007	Increase	Change
	(in $000’s)
Net sales	$19,132	$3,701	$15,431	417%
     Net sales for the three month periods ended March 31, 2008 and 2007 were comprised of net sales of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended March 31, 2008 totaled $18.9 million as compared to $3.4 million during the same period in 2007. The increase in net sales resulted from the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. The list price prior to the new pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 1,260 Acthar units to our specialty distributor during the first quarter of 2008. This continued ordering coupled with a positive pattern of insurance reimbursement has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government entities, and the reimbursement policies of insurance companies.
     We estimate that seasonally-adjusted end user demand for Acthar since the implementation of the new Acthar strategy has averaged between 1,275 to 1,425 vials per quarter. However, Acthar end user demand follows a distinct historical pattern of significant quarter-to-quarter variability. This quarter-to-quarter variability is the result of two separate factors — seasonality and normal variation in Acthar end user demand in the treatment of IS. To measure these two factors we evaluated the historical patterns of quarterly Acthar usage within child neurology, as measured by Wolters-Kluwer, a leading provider of prescription data for the pharmaceutical industry. We tabulated the average retail demand for each quarter, from July 2002 to June 2007, as a percentage of the overall average quarterly retail demand. According to these data, while retail demand in child neurology, where Acthar is now primarily used, stayed constant during the five-year period July 2002 to June 2007, variation from the mean was frequently observed for individual quarters. The results of the analysis indicate that due to seasonal factors, end user demand in the first calendar quarter has historically averaged about 15% below the annual average, the third calendar quarter has historically averaged about 12% above the annual average, and the second and fourth calendar quarters are slightly above the annual average. The results of the analysis further indicate that the second factor, normal variation in end user demand, also deviates quarter-to-quarter at a similar level as the seasonal variations.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients and government entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. For the three months ended March 31, 2008, Acthar gross sales were reduced by approximately 32% to account for the estimated amount of Medicaid rebates and government chargebacks. This reduction from gross sales to arrive at net sales was comprised of 29% related to estimated Medicaid rebates and government chargebacks associated with first quarter 2008 shipments, and 2.7% associated with the payment of a greater amount of Medicaid rebates during the 2008 first quarter than estimated during the fourth quarter of 2007 for shipments in the fourth quarter of 2007. We estimate that Acthar gross sales resulting from our reported shipments will be reduced by approximately 30% related to Medicaid rebates and government chargebacks for 2008.
     During July 2007, we began utilizing CuraScript to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. Under our existing agreement with CuraScript, they have 60 days from when product is received to pay us for their purchases of Acthar. We will supply replacement product to CuraScript on product returned one month prior to expiration to three months post expiration.
     In April 2008, we announced the amendment of our distribution agreement with CuraScript. The amendment is effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript will be reduced significantly. The new discounted sales price to CuraScript will be $23,039, or $230 per vial less than the stated list price of $23,269. However, under the new terms the pricing to Acthar end users is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days. The reduction in payment terms will reduce our accounts receivable balance and generate a one-time increase in our cash balance of approximately $10 million. If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy, we estimate that the amendment of the distribution agreement will have the following impact on our operating results and cash flows:

Price increase to Acthar end users	None
Estimated increase in annualized net sales	$2.9 million to $3.2 million
Estimated increase in annualized income before income taxes	$2.8 million to $3.1 million
Estimated increase in annualized net income	$1.7 million to $1.8 million
Estimated one-time decrease in accounts receivable	$10 million
Estimated one-time increase in cash resulting from accounts receivable reduction	$10 million
     If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy, we estimate that the amended distribution terms will result in an increase in 2008 annual net sales from the previous range of approximately $80 million to $89 million to a range of approximately $82 million to $91 million.
     We review the amount of inventory of Doral at wholesalers and Acthar at CuraScript in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate. We expect quarterly fluctuations in net sales due to changes in demand for our products, the timing of shipments, changes in inventory levels, expiration dates of product sold, and the impact of our sales-related reserves.
Cost of Sales and Gross Profit

	Three Months Ended
	March 31,			%
	2008	2007	Increase	Change
	(in $000’s)
Cost of sales	$1,319	$850	$469	55%
Gross profit	17,813	2,851	14,962	525%
Gross margin	93%	77%
     Cost of sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to an increase of $553,000 in royalties on Acthar due to the increase in net sales during the three month period ended March 31, 2008 as compared to the same period in 2007, and an increase of $375,000 in distribution costs in the three month period ended March 31, 2008 as compared to the same period in 2007. The increase in distribution costs is due in part to the inclusion in the three month period ended March 31, 2007 of credits from wholesalers related to price increases. These increases were partially offset by a decrease in product stability testing expenses and inventory obsolescence totaling approximately $470,000 during the three month period ended March 31, 2008 as compared to the same period in 2007. The gross margin was 93% for the three month period ended March 31, 2008, as compared to 77% for the three month period ended March 31, 2007. The increase in the gross margin in the three month period ended March 31, 2008 as compared to the same period in 2007 was due primarily to the increase in net sales resulting from the new Acthar pricing level implemented in August 2007. We estimate that the gross margin for 2008 will be approximately 90%.
Selling, General and Administrative

	Three Months Ended
	March 31,			%
	2008	2007	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$5,066	$5,550	$(484)	(9)%
     The decrease in selling, general and administrative expense was due primarily to lower headcount and related costs resulting from the reduction of our field organization in the second quarter of 2007 and lower expenses for outside services, offset in part by an increase in share-based compensation expense. In May 2007, we reduced our field organization from 45 sales representatives to 10 product service consultants and 4 medical science liaisons. The expenses associated with our medical science liaisons are included in Research and Development expense in the accompanying Consolidated Statements of Operations. Headcount and related costs included in selling, general and administrative expense related to our field organization, excluding share-based compensation, decreased by approximately $1.4 million in the three month period ended March 31, 2008 as compared to the same period in 2007. A decrease in expenses for outside services of approximately $200,000 contributed to the decrease in selling, general and administrative expense for the three month period ended March 31, 2008 as compared to the same period in 2007.

     We incurred a total non-cash charge of $1.9 million for SFAS No. 123(R) share-based compensation for the quarter ended March 31, 2008. Of this amount, $1.6 million was included in selling, general and administrative expenses, an increase of $1.2 million as compared to the same period in 2007. The increase in share-based compensation expense in the first quarter of 2008 was primarily associated with our employee stock purchase plan. Of the total non-cash charge of $1.9 million in the first quarter of 2008 for share-based compensation expense, $1.2 million was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the current offering period. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for the current 12-month offering period. On February 29, 2008, our board of directors approved a reduction in the offering period from twelve months to three months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the plan. The amendment to the plan is subject to shareholder approval. We estimate that these changes will materially reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan subsequent to the end of the current offering period.
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
Research and Development

	Three Months Ended
	March 31,			%
	2008	2007	Increase	Change
		(in $000’s)
Research and development	$1,971	$1,140	$831	73%
     Costs included in research and development relate primarily to our product development efforts, outside services related to medical and regulatory affairs, compliance activities, costs associated with our medical science liaisons, and our preliminary evaluation of additional development opportunities. The increase in research and development expenses was due primarily to the addition of our medical science liaisons in the second quarter of 2007 and an increase in expenses associated with our product development efforts. Headcount-related costs, excluding share-based compensation, increased by approximately $256,000 in the three month period ended March 31, 2008 as compared to the same period in 2007. Expenses for product development and outside services related primarily to regulatory affairs increased approximately $230,000 as compared to the same period in 2007. A non-cash charge of $233,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the three month period ended March 31, 2008, an increase of $166,000 as compared to the same period in 2007.
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
Depreciation and Amortization

	Three Months Ended
	March 31,			%
	2008	2007	(Decrease)	Change
		(in $000’s)
Depreciation and amortization	$122	$123	$(1)	(1)%
     Depreciation and amortization expense for the three months ended March 31, 2008 was consistent with depreciation and amortization expense for the same period in 2007.

     Other Income, net

	Three Months Ended
	March 31,			%
	2008	2007	Increase	Change
		(in $000’s)
Other income, net	$375	$203	$172	85%
     Other income, net for the three month period ended March 31, 2008 increased $172,000 as compared to other income, net for the same period in 2007. The increase was due primarily to an increase in interest income resulting from higher cash balances in the three month period ended March 31, 2008 as compared to the same period in 2007.
Income Tax Expense

	Three Months Ended
	March 31,
	2008	2007	Increase
	(in $000’s)
Income tax expense	$4,488	$—	$4,488
     Income tax expense for the three month period ended March 31, 2008 was $4.5 million. There was no income tax expense for the three month period ended March 31, 2007 as we incurred a net loss of $3.8 million. During the quarter ended March 31, 2008, we recorded our income tax expense for financial reporting purposes using an estimated annual effective federal and state tax rate of approximately 41 percent. Actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as we have access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce our 2008 taxable income. Current and long-term deferred tax assets, net of a valuation allowance of $5.2 million, totaled $11.4 million and $15.9 million at March 31, 2008 and December 31, 2007, respectively, as reflected in the accompanying Consolidated Balance Sheets.
Net Income (Loss)

	Three Months Ended
	March 31,
	2008	2007	Increase
		(in $000’s)
Net income (loss)	$6,541	$(3,759)	$10,300
     For the three months ended March 31, 2008, we had net income of $6.5 million as compared to a net loss of $3.8 million for the three months ended March 31, 2007, an increase of $10.3 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar.
Deemed Dividend on Series A Preferred Stock

	Three Months Ended
	March 31,
	2008	2007	Increase
	(in $000’s)
Deemed dividend on Series A Preferred Stock	$5,267	$—	$5,267
     The deemed dividend resulted from the repurchase of our Series A Preferred Stock in February 2008. On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). As of December 31, 2007, the Series A Preferred Stock had a carrying amount of $5.1 million as reflected on the accompanying Consolidated Balance Sheet. The deemed dividend represents the difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value of the Series A Preferred Stock. The repurchase transaction had no income tax impact.

Net Income (Loss) Applicable to Common Shareholders

	Three Months Ended
	March 31,
	2008	2007	Increase
		(In $000’s)
Net income (loss) applicable to common shareholders	$1,274	$(3,759)	$5,033
     For the three months ended March 31, 2008, we had net income applicable to common shareholders of $1.3 million, or $0.02 per fully diluted share, as compared to a net loss applicable to common shareholders of $3.8 million, or $0.05 loss per share, for the three months ended March 31, 2007, an increase of $5.0 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar. The $5.3 million reduction to net income related to the deemed dividend on the repurchased Series A Preferred Stock, reduced fully diluted earnings per share applicable to common shareholders by $0.07.
Liquidity and Capital Resources
     Prior to the implementation of our new strategy and business model for Acthar, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005. During the three month period ended March 31, 2008, we generated $17.8 million in cash from operations resulting from the implementation of our new Acthar strategy.
     At March 31, 2008, we had cash, cash equivalents and short-term investments of $32.0 million compared to $30.2 million at December 31, 2007. The increase was due primarily to $17.8 million of cash generated from operations, partially offset by the $10.3 payment for the repurchase of our Series A preferred stock and $6.2 million paid to repurchase our common stock. At March 31, 2008, our working capital was $49.4 million compared to $57.2 million at December 31, 2007. The decrease in our working capital was principally due to a decrease in accounts receivable of $5.7 million and a decrease in deferred tax assets of $4.5 million as of March 31, 2008.
     On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference and required us to obtain the holder’s separate approval in the event of a merger transaction.
     In March 2008, we announced that our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. Through May 13, 2008, we have repurchased 1,729,000 shares of our common stock at an average price of $4.10 per share, for a total purchase price of $7.1 million.
     In April 2008, we announced the amendment of our distribution agreement with CuraScript. The amendment is effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript will be reduced significantly. The new discounted sales price to CuraScript will be $23,039, or $230 per vial less than the stated list price of $23,269. However, under the new terms the pricing to Acthar end users is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days. The reduction in payment terms will reduce our accounts receivable balance and generate a one-time increase in our cash balance of approximately $10 million, which we expect will be reflected on our September 30, 2008 balance sheet. If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy and our estimates for expenses are achieved, we now estimate that cash from operations generated during 2008 will increase from the previous range of approximately $40 million to $50 million to a range of approximately $50 million to $60 million.
     We lease a 30,000 square foot facility in Hayward, California. Our master lease on the Hayward facility expires in November 2012. As of March 31, 2008, we were obligated to pay rent on the Hayward facility of $4.0 million and to pay our share of insurance, taxes and common area maintenance through the expiration of the master lease. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance.

Recently Issued Accounting Standards
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS No. 157-2. We do not expect that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. We do not expect that the adoption of EITF 07-1 will have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at March 31, 2008 has not changed materially from December 31, 2007, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:

•	the Company’s ability to continue to successfully implement the new strategy and business model for Acthar,

•	the introduction of competitive products,

•	the Company’s ability to accurately forecast the demand for its products,

•	the gross margin achieved from the sale of its products,

•	the Company’s ability to enforce its product returns policy,

•	the Company’s ability to estimate the quantity of Acthar used by government entities and Medicaid eligible patients,

•	that the actual amount of rebates and discounts related to the use of Acthar by government entities and Medicaid eligible patients may differ materially from the Company’s estimates,

•	the sell-through by the Company’s distributors,

•	the expenses and other cash needs for upcoming periods,

•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals,

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand,

•	the Company’s ability to obtain finished goods from its sole source contract manufacturers on a timely basis if at all,

•	the Company’s ability to retain key management personnel,

•	the Company’s ability to utilize its net operating loss carry forwards to reduce income taxes on taxable income,

•	research and development risks,

•	uncertainties regarding the Company’s intellectual property and the uncertainty of receiving required regulatory approvals in a timely way, or at all,

•	other research, development, and regulatory risks, and

•	the ability of the Company to acquire products and, if acquired, to market them successfully and find marketing partners where appropriate.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
January 1 – January 31, 2008	—	—	—	—
February 1 – February 29, 2008	— (a)	—	—	7,000,000
March 1 – March 31, 2008	1,527,700	$4.06	1,527,700	5,472,300

Total	1,527,700		1,527,700
(a)  On February 19, 2008, the Company repurchased all of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company's common stock on February 19, 2008.
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. The stock repurchase plan was publicly announced on March 3, 2008. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time and in such amounts as management deems appropriate and will be funded from available working capital. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the board of directors without prior notice.
     From April 1, 2008 through May 13, 2008, the Company repurchased an additional 201,300 shares of its common stock at an average price of $4.44 per share, for a total purchase price of $894,000 under its stock repurchase program.
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

QUESTCOR PHARMACEUTICALS, INC.
Date: May 14, 2008	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ George Stuart
George Stuart
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.