Form 10-Q
period 2008-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2008-08-13
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of August 13, 2008 there were 66,376,856 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,476	$15,939
Short-term investments	18,418	14,273

Total cash, cash equivalents and short-term investments	38,894	30,212
Accounts receivable, net of allowance for doubtful accounts of $118 and $57 at June 30, 2008 and December 31, 2007, respectively	21,587	23,639
Inventories, net	2,446	2,365
Prepaid expenses and other current assets	563	778
Deferred tax assets	8,525	14,879

Total current assets	72,015	71,873
Property and equipment, net	443	522
Purchased technology, net	3,819	3,967
Goodwill	299	299
Deposits and other assets	710	744
Deferred tax assets, net	1,043	1,043

Total assets	$78,329	$78,448

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,969	$1,777
Accrued compensation	973	1,945
Sales-related reserves	12,402	8,176
Income taxes payable	—	1,330
Other accrued liabilities	1,576	1,492

Total current liabilities	17,920	14,720
Lease termination and deferred rent liabilities	1,675	1,869
Other non-current liabilities	3	7
Preferred stock, no par value, 7,500,000 shares authorized; none and 2,155,715 Series A shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $10,000 at December 31, 2007)	—	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 69,066,449 and 70,118,166 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	100,316	108,387
Accumulated deficit	(41,602)	(51,670)
Accumulated other comprehensive gain	17	54

Total shareholders’ equity	58,731	56,771

Total liabilities, preferred stock and shareholders’ equity	$78,329	$78,448

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$24,898	$4,144	$44,030	$7,845
Cost of sales (exclusive of amortization of purchased technology)	2,190	914	3,509	1,764

Gross profit	22,708	3,230	40,521	6,081
Operating costs and expenses:
Selling, general and administrative	4,855	4,747	9,921	10,297
Research and development	3,555	951	5,526	2,091
Depreciation and amortization	123	125	245	248

Total operating costs and expenses	8,533	5,823	15,692	12,636

Income (loss) from operations	14,175	(2,593)	24,829	(6,555)
Other income (expense):
Interest income	244	181	608	391
Other income, net	—	247	11	240
Gain on sale of product rights	—	448	—	448

Total other income	244	876	619	1,079

Income (loss) before income taxes	14,419	(1,717)	25,448	(5,476)
Income tax expense	5,625	—	10,113	—

Net income (loss)	8,794	(1,717)	15,335	(5,476)
Deemed dividend on Series A preferred stock	—	—	5,267	—

Net income (loss) applicable to common shareholders	$8,794	$(1,717)	$10,068	$(5,476)

Net income (loss) per share applicable to common shareholders:
Basic	$0.13	$(0.02)	$0.14	$(0.08)

Diluted	$0.12	$(0.02)	$0.14	$(0.08)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,205	68,989	69,576	68,882

Diluted	72,889	68,989	73,496	68,882

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$15,335	$(5,476)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	3,088	792
Deferred income taxes	6,354	—
Amortization of investments	(354)	—
Depreciation and amortization	244	248
Loss on disposal of equipment	—	12
Gain on sale of product rights	—	(448)
Changes in operating assets and liabilities:
Accounts receivable	2,052	568
Inventories	(81)	551
Prepaid expenses and other current assets	215	256
Accounts payable	1,192	(783)
Accrued compensation	(972)	(190)
Sales-related reserves	4,226	(319)
Income taxes payable	(1,330)	—
Other accrued liabilities	84	(57)
Other non-current liabilities	(198)	8

Net cash flows provided by (used in) operating activities	29,855	(4,838)

INVESTING ACTIVITIES
Purchase of property and equipment	(17)	(65)
Acquisition of purchased technology	—	(300)
Purchase of short-term investments	(31,714)	(14,897)
Proceeds from the sale and maturities of short-term investments	27,886	7,250
Net proceeds from sale of product rights	—	448
Changes in deposits and other assets	34	(11)

Net cash flows used in investing activities	(3,811)	(7,575)

FINANCING ACTIVITIES
Issuance of common stock, net	671	407
Repurchase of Series A preferred stock	(10,348)	—
Repurchase of common stock	(11,830)	—

Net cash flows provided by (used in) financing activities	(21,507)	407

Increase (decrease) in cash and cash equivalents	4,537	(12,006)
Cash and cash equivalents at beginning of period	15,939	15,937

Cash and cash equivalents at end of period	$20,476	$3,931

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a pharmaceutical company that markets two commercial products, H.P. Acthar® Gel (repository corticotropin injection) and Doral® (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. The Company is also developing QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.
     In August 2007, the Company announced its Acthar-centric business strategy. As part of the new strategy, the Company implemented a new pricing level for Acthar which took effect August 27, 2007. The Company also expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. As a result, the Company is not aware of a single patient who needs Acthar but has not been able to access it. This was not the case before the Company’s strategy change. Because the Company is now economically viable, the Company has significantly improved its ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care. The Company has been working closely with the neurology community to identify promising new projects for which it can provide needed financial support. The Company is providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. The Company is also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS and many other conditions with an inflammatory component. No drug is approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS. In June 2006, the Company submitted a Supplemental New Drug Application (“sNDA”) to the FDA and is currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, the Company received an action letter from the FDA indicating that its sNDA was not approvable in its current form. In November 2007, the Company met with the FDA to further discuss its sNDA. At the meeting, the FDA concurred with the Company’s suggested pathway to resubmit the application with additional information. The Company’s efforts are focused on two major projects involving the compilation and analysis of efficacy data from prior, randomized controlled trials and safety data from prior studies as well as historical patient records. The Company’s goal is to submit the additional information to the FDA by the end of 2008. At this time, the FDA is not requiring the Company to conduct a clinical trial to support its resubmission.
     The Company’s strategy is to focus on growth initiatives for Acthar, continue the development of QSC-001, improve operational efficiencies, and return cash to shareholders through repurchases of its common stock. The Company’s most important growth initiative is the planned 2008 resubmission to the FDA of the sNDA in support of a new indication for IS. Should the FDA grant approval for this indication, the Company could then begin promoting the use of Acthar in this indication, something the Company is presently prohibited from doing. The Company believes that such promotion has the potential to increase usage of Acthar in IS beyond current levels. The Company is also currently working on a number of initiatives aimed at developing future growth opportunities for Acthar in therapeutic areas other than IS. These include in-depth evaluation of uses that are currently a part of Acthar’s extensive list of on-label indications. For example, the Company has observed some continued usage, as well as favorable insurance coverage, in the subset of MS patients who do not respond to, or who cannot tolerate, IV corticosteroids, the first-line treatment of most neurologists for MS flares. Market research indicates that many MS flare patients may be in this subset. In response, the Company has modestly increased its promotional efforts directed to MS specialists to further explore the potential of this opportunity. The Company is also looking at other indications that could provide additional patient benefits and sales growth potential for Acthar.
     On May 5, 2008, the Company announced that its board of directors approved the decision to switch the listing of its common stock from the American Stock Exchange to the NASDAQ Stock Market LLC. Effective May 16, 2008, the Company began trading on NASDAQ under the trading symbol QCOR.
Basis of Presentation
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
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$—	$1	$—	$2
Selling, general and administrative	859	292	2,502	697
Research and development	286	62	520	129

Total	$1,145	$355	$3,022	$828

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
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three and six month periods ended June 30, 2008 is based on the Company’s historical term of its stock option awards. The expected term for the three and six month periods ended June 30, 2007 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	86%	84%	86%	84-86%
Weighted average volatility	86%	84%	86%	86%
Expected term (in years)	4.4	6.25	4.4	6.25
Risk-free interest rate	3.2%	4.9%	2.1-3.2%	4.6-4.9%
Expected dividends	—	—	—	—
     The weighted average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $3.43 and $0.49 during the three month periods ended June 30, 2008 and 2007, respectively, and $3.36 and $0.98 during the six month periods ended June 30, 2008 and 2007, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	81%	70%	78-81%	65-70%
Weighted average volatility	81%	70%	78-81%	67%
Expected term (in years)	0.69	0.71	0.30-0.69	0.53-0.71
Risk-free interest rate	2.8%	5.0%	2.4%	5.0%
Expected dividends	—	—	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $3.55 and $0.47 for the three month periods ended June 30, 2008 and 2007, respectively, and $3.59 and $0.42 for the six month periods ended June 30, 2008 and 2007, respectively.
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
     The Company will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories. The Company issues credit memoranda or reimburses wholesalers or their customers for product sold to the wholesaler that is returned within six months beyond the expiration date. The credit memoranda or reimbursement is equal to the sales value of the product returned and the estimated amount of such obligation is recorded as a liability within sales-related reserves with a corresponding reduction in gross product sales. This liability is reduced as the obligation is satisfied, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves based primarily upon historical return rates by product, analysis of return merchandise authorizations and returns received. The Company also considers sales patterns, current inventory on hand at wholesalers, and other factors such as shelf life.
     The Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s estimated historical rebate percentage is used to estimate the rebate units associated with product shipped during a period. The Company then applies a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with estimated end user demand during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods. The rebate amount per unit is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period.
     Certain government entities are permitted to purchase the Company’s products for a nominal amount from wholesalers and CuraScript. The wholesalers and CuraScript charge the significant discount back to the Company and reduce subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by the Company’s largest customers.
     Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. The Company routinely assesses the historical returns and other experience including customers’ compliance with its return goods policy and changes its reserve estimates as appropriate.
     At June 30, 2008 and December 31, 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Product returns — credit memoranda policy	$672	$1,307
Product returns — product replacement policy	51	31
Medicaid rebates	11,506	6,514
Government chargebacks	71	222
Other	102	102

	$12,402	$8,176

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $38.9 million and $30.2 million at June 30, 2008 and December 31, 2007, respectively. Cash equivalents are invested in money market funds and commercial paper. Short-term investments are invested in commercial paper and government-sponsored enterprises and have an average contractual maturity of approximately 6 months as of June 30, 2008. The fair value of the funds approximated their cost.
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
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$1,928	$1,987
Work in process	427	—
Finished goods	107	387
Less allowance for excess and obsolete inventories	(16)	(9)

	$2,446	$2,365

6. PURCHASED TECHNOLOGY
     Purchased technology at June 30, 2008 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $567,000 as of June 30, 2008.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. As of June 30, 2008, the Company is obligated to pay rent on the Hayward facility of $3.8 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.7 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of June 30, 2008 and December 31, 2007, the estimated liability related to the Hayward facility totaled $1.4 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008 and December 31, 2007.
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

8. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company’s Series A Preferred Stock was a participating security for periods prior to its repurchase on February 19, 2008 (see Note 11). Net loss has not been allocated to the Series A preferred stockholder for the three and six month periods ended June 30, 2007 as the Series A preferred stockholder did not have a contractual obligation to share in the losses of the Company. For basic net income (loss) per share applicable to common shareholders, net income (loss) applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.
     The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the three and six month periods ended June 30, 2008 and 2007, and the effect of dilutive potential common shares on the number of shares used in computing basic net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss) applicable to common shareholders	$8,794	$(1,717)	$10,068	$(5,476)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	69,205	68,989	69,576	68,882
Effect of dilutive potential common shares:
Stock options	3,471	—	3,622	—
Warrants	194	—	273	—
Restricted stock	19	—	25	—

Diluted	72,889	68,989	73,496	68,882

Net income (loss) per share applicable to common shareholders:
Basic	$0.13	$(0.02)	$0.14	$(0.08)

Diluted	$0.12	$(0.02)	$0.14	$(0.08)

     The computation of diluted net income per share applicable to common shareholders for the three month period ended June 30, 2008 excluded the effect of 1,285,500 options to purchase common shares and 233,296 shares of unvested restricted stock as the inclusion of these securities would have been anti-dilutive. The computation of diluted net income per share applicable to common shareholders for the six month period ended June 30, 2008 excluded the effect of 1,206,250 options to purchase common shares, 233,296 shares of unvested restricted stock and 2,155,715 shares of Series A Preferred Stock as the inclusion of these securities would have been anti-dilutive. Diluted net loss per share has not been computed for the three and six month periods ended June 30, 2007 as, due to the Company’s net loss position, it would have been anti-dilutive.
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
     Income tax expense for the three and six month periods ended June 30, 2008 was $5.6 million and $10.1 million, respectively. For the three and six month periods ended June 30, 2008, the Company’s effective tax rate for financial reporting purposes was approximately 39 percent and 40 percent, respectively. The Company’s second quarter and year to date tax expense for financial reporting purposes includes the benefit of the reversal of a valuation allowance associated with a federal net operating loss carry forward available to the Company in 2009 of approximately $750,000. During the second quarter of 2008, the Company determined, based on taxable income for the six month period ended June 30, 2008 and anticipated income for 2008 and 2009, that it is “more likely than not” that these deferred tax assets would be realized. The tax benefit resulting from the reversal of the valuation reserve was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation. Actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as the Company has access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce its 2008 taxable income. The Company has made estimated tax payments of $3.8 million for the six months ended June 30, 2008 associated with its estimated 2008 tax obligations. There was no income tax expense for the three and six month periods ended June 30, 2007 as the Company incurred a net loss of $1.7 million and $5.5 million, respectively.
10. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$8,794	$(1,717)	$10,068	$(5,476)
Change in unrealized gains on available-for-sale securities	(62)	5	(37)	7

Comprehensive income (loss)	$8,732	$(1,712)	$10,031	$(5,469)

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
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through June 30, 2008, the Company had repurchased 2,740,900 common shares for $11.8 million. In July 2008 the Company repurchased an additional 587,000 shares of its common stock under its stock repurchase plan for $2.9 million. To date, the Company has repurchased a total of 3,327,900 shares of its common stock for $14.7 million under this plan. In addition, on August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A, an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share.  This repurchase was made outside of the Company’s existing share repurchase plan.
     On February 29, 2008, the Company’s board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from 12 months to 3 months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the ESPP. In addition, the Company’s board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by shareholders at the Company’s annual shareholders’ meeting on May 29, 2008.
     During the three months ended June 30, 2008, 348,227 shares of the Company’s common stock were issued upon the cashless net exercise of 475,248 warrants. As of June 30, 2008, the Company no longer has any warrants outstanding.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 2008, the FASB issued FSP FAS No.142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”).  In determining the useful life of intangible assets, FSP FAS No. 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP FAS No. 142-3 will have a material impact on its financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on the Company’s financial position and results of operations.
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
13. DISTRIBUTION AGREEMENT
     On April 18, 2008, the Company amended its distribution agreement with CuraScript, its U.S. distributor for H.P. Acthar Gel. The amendment became effective on June 1, 2008. Under the new terms, the discount provided by the Company to CuraScript is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript is $23,039 per vial and the stated list price remains at $23,269 per vial. Under the new terms the pricing to CuraScript customers is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days.

14. SUBSEQUENT EVENTS
     From July 1, 2008 through July 25, 2008, the Company repurchased 587,000 shares of its common stock for $2.9 million under its stock repurchase program approved by the Company’s board of directors in February 2008. To date, the Company has repurchased a total of 3,327,900 shares of its common stock for $14.7 million under this plan. In addition, on August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A, an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share.  This repurchase was made outside of the Company’s existing share repurchase plan.
     On July 31, 2008, the Company entered into a transition arrangement with Mr. George Stuart, the Company’s Senior Vice President of Finance and Chief Financial Officer. Mr. Stuart resides in Southern California and has been commuting to the Company’s location in Northern California for the past three years. Mr. Stuart desires to remain in Southern California. As a result, Mr. Stuart will continue in his current role until the Company locates a new Chief Financial Officer and then provide part-time services to the Company for 6 months to assist with the transition.
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
Overview
     We currently market two commercial products, H.P. Acthar Gel (repository corticotropin injection) and Doral (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”). In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We are also developing QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.
     In August 2007, we announced our Acthar-centric business strategy. In connection with the new strategy, we implemented a new pricing level for Acthar which was effective August 27, 2007. We also expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. As a result, we are not aware of a single patient who needs Acthar but has not been able to access it. This was not the case before our strategy change. Because we are now economically viable, we have significantly improved our ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care. We have been working closely with the neurology community to identify promising new projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS and many other conditions with an inflammatory component. No drug is approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS. In June 2006, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA and are currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. In November 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to resubmit the application with additional information. Our efforts are focused on two major projects involving the compilation and analysis of efficacy data from prior, randomized controlled trials and safety data from prior studies as well as historical patient records. Our goal is to submit the additional information to the FDA by the end of 2008. At this time, the FDA is not requiring us to conduct a clinical trial to support our resubmission.
     Our strategy is to focus on growth initiatives for Acthar, continue the development of QSC-001, improve operational efficiencies, and return cash to shareholders through repurchases of our common stock. Our most important growth initiative is the planned 2008 resubmission to the FDA of the sNDA in support of a new indication for IS. Should the FDA grant approval for this indication, we could then begin promoting the use of Acthar in this indication, something we are presently prohibited from doing. We believe that such promotion has the potential to increase usage of Acthar in IS beyond current levels. We are also currently working on a number of initiatives aimed at developing future growth opportunities for Acthar in therapeutic areas other than IS. These include in-depth evaluation of uses that are currently a part of Acthar’s extensive list of on-label indications. For example, we have observed some continued usage, as well as favorable insurance coverage, in the subset of MS patients who do not respond to, or who cannot tolerate, IV corticosteroids, the first-line treatment of most neurologists for MS flares. Market research indicates that many MS flare patients may be in this subset. In response, we have modestly increased our promotional efforts directed to MS specialists to further explore the potential of this opportunity in the coming months. We are also looking at other indications that could provide additional patient benefits and sales growth potential for Acthar.
     The August 2007 implementation of our Acthar-centric business strategy fundamentally changed the nature of Questcor and the success of that strategy to date has resulted in significantly improved financial results for the three and six month periods ended June 30, 2008 as compared to the corresponding periods in the prior year. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients, inventory levels of our products held by third parties, amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, the amount of chargebacks on the sale of our products by our specialty distributor to government entities, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the timing and amount of our product development expenses, and our ability to develop growth opportunities for Acthar.
     On May 5, 2008, we announced that our board of directors approved the decision to switch the listing of our common stock from the American Stock Exchange to the NASDAQ Stock Market LLC. Effective May 16, 2008, we commenced trading on NASDAQ under the trading symbol QCOR.
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
Sales Reserves
     For the three and six month periods ended June 30, 2008 and 2007, we have estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment on our sales of Doral. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
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
     During July 2007, we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Product sales are recognized net of this discount upon receipt of the product by CuraScript. In April 2008, we announced the amendment to our distribution agreement with CuraScript, which became effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript customers is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days from when product is received by CuraScript. We will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories.
     We issue credit memoranda or reimburse wholesalers or their customers for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda or reimbursement is equal to the sales value of the product returned and the estimated amount of such obligation is recorded as a liability within sales-related reserves with a corresponding reduction in gross product sales. This liability is reduced as the obligation is satisfied, with an offset to accounts receivable. In estimating the return rate for expired product returned by wholesalers and their customers, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we change our reserve estimates as appropriate. The reserve for the sales value of expired product expected to be returned by wholesalers and their customers relates to estimated returns associated with our sales of Doral and our estimate of returns associated with sales of Acthar to wholesalers prior to our transition to CuraScript.
     We provide a rebate related to product dispensed to Medicaid eligible patients. Our estimated historical rebate percentage is used to estimate the rebate units associated with product shipped during a period. We then apply a rebate amount per unit to the estimated rebate units to arrive at the estimated reserve for the period. The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with estimated end user demand during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods. The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period.
     Certain government entities are permitted to purchase our products for a nominal amount from wholesalers and CuraScript. The wholesalers and CuraScript charge the significant discount back to us and reduce subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers.
     We routinely assess our experience with Medicaid rebates and government chargebacks and change the reserve estimates as appropriate. For sales of Doral, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     At June 30, 2008 and December 31, 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Product returns — credit memoranda policy	$672	$1,307
Product returns — product replacement policy	51	31
Medicaid rebates	11,506	6,514
Government chargebacks	71	222
Other	102	102

	$12,402	$8,176

Inventories
     As of June 30, 2008, our net raw material, work in process and finished goods inventories totaled $2.4 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of June 30, 2008, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.8 million related to our acquisition of Doral and $443,000 of net property and equipment. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of June 30, 2008, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three and six month periods ended June 30, 2008 based on the historical term of our stock option awards. We estimated the expected term of stock options granted for the three and six month periods ended June 30, 2007 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.

     Our net income for the three and six month periods ended June 30, 2008 includes $1.1 million and $3.0 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net loss for the three and six month periods ended June 30, 2007 includes $355,000 and $828,000, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
     On February 29, 2008, our board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from 12 months to 3 months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by our board of directors on February 29, 2008, and April 16, 2008 and by our shareholders at our annual shareholders’ meeting on May 29, 2008. These plan changes to the ESPP will be effective with the beginning of the next offering period that begins on September 1, 2008 and could lead to lower expenses for the ESPP in future periods.

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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of June 30, 2008 and December 31, 2007, the estimated liability related to the Hayward facility totaled $1.4 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of June 30, 2008, we are obligated to pay rent on the Hayward facility of $3.8 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $1.7 million in sublease income to be used to pay a portion of our Hayward facility obligation.
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
     We regularly assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2006, it was not considered “more likely than not” that our deferred tax assets would be realized and, accordingly, we recorded a full valuation allowance against the deferred tax assets. Based on taxable income in the third and fourth quarter of 2007, cumulative taxable income for the most recent three years and anticipated taxable income for 2008, we determined, in the fourth quarter of 2007, that it was “more likely than not” that some of the deferred tax assets would be recovered. Accordingly, we reversed the valuation allowance for such deferred tax assets at December 31, 2007 and recorded an income tax benefit of $15.9 million for the year ended December 31, 2007. The remaining valuation allowance at December 31, 2007 related to deferred tax assets for federal net operating loss and tax credit carryforwards and certain state temporary differences that may not be recovered until 2009 or subsequent years. During the second quarter of 2008 we determined that it was “more likely than not” that the portion of the reserved deferred tax asset associated with a federal net operating loss carry forward available to us in 2009 would be recovered and recorded an income tax benefit of approximately $750,000. Any changes in the valuation allowance based upon our future assessment will result in an income tax benefit if the valuation allowance is decreased, and an income tax expense if the valuation allowance is increased.
     During the three and six month periods ended June 30, 2008, our effective tax rate for financial reporting purposes was approximately 39 percent and 40 percent, respectively. Our second quarter and year to date tax expense for financial reporting purposes includes the benefit of the reversal of the valuation allowance discussed above. This tax benefit was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation. Excluding the impact of the second quarter reversal of the valuation allowance, we estimate that our 2008 effective tax rate for financial reporting purposes will be approximately 42 percent. However, we continue to estimate that our actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as we have access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce our 2008 taxable income. We have made estimated tax payments of $3.8 million for the six months ended June 30, 2008 associated with our estimated 2008 tax obligations.
Results of Operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007:
Total Net Sales

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net sales	$24,898	$4,144	$20,754	501%
     Net sales for the three month periods ended June 30, 2008 and 2007 were comprised of net sales of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended June 30, 2008 totaled $24.7 million as compared to $3.9 million during the same period in 2007. The increase in net sales resulted from the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. Effective June 1, 2008, the discounted sales price to CuraScript increased to $23,039 per vial based on a list price of $23,269 per vial. The list price prior to the new Acthar pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 1,560 Acthar units to our specialty distributor during the second quarter of 2008. This continued ordering coupled with a positive pattern of insurance reimbursement and rapid patient access to Acthar has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government entities, the FDA approval of a competitive product, and the reimbursement policies of insurance companies.
     We estimate that seasonally-adjusted end user demand for Acthar since the implementation of the new Acthar strategy has been at or slightly above the high end of our estimated range of 1,275 to 1,425 vials per quarter. However, Acthar end user demand follows a distinct historical pattern of significant quarter-to-quarter variability. This quarter-to-quarter variability is the result of two separate factors — seasonality and normal variation in Acthar end user demand in the treatment of IS. To measure these two factors we evaluated the historical patterns of quarterly Acthar usage within child neurology, as measured by Wolters-Kluwer, a leading provider of prescription data for the pharmaceutical industry. We tabulated the average retail demand for each quarter, from July 2002 to June 2007, as a percentage of the overall average quarterly retail demand. According to these data, while retail demand in child neurology, where Acthar is now primarily used, stayed constant during the five-year period July 2002 to June 2007, variation from the mean was frequently observed for individual quarters. The results of the analysis indicate that due to seasonal factors, end user demand in the first calendar quarter has historically averaged about 15% below the annual average, the third calendar quarter has historically averaged about 12% above the annual average, and the second and fourth calendar quarters are slightly above the annual average. The results of the analysis further indicate that the second factor, normal variation in end user demand, also deviates quarter-to-quarter at a similar level as the seasonal variations.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients and government entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the three months ended June 30, 2008, Acthar gross sales were reduced by approximately 29% to account for the estimated amount of Medicaid rebates and government chargebacks. We estimate that Acthar gross sales resulting from our reported shipments will be reduced by approximately 30% related to Medicaid rebates and government chargebacks for 2008. In addition, for the three months ended June 30, 2008, Acthar gross sales were reduced by approximately 1% to account for changes in our estimate of return obligations associated with Acthar product lots that expired in 2007.
     If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy, this would result in net sales of approximately $82 million to $91 million.
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
Cost of Sales and Gross Profit

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Cost of sales	$2,190	$914	$1,276	140%
Gross profit	22,708	3,230	19,478	603%
Gross margin	91%	78%
     Cost of sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to an increase of $871,000 in royalties on Acthar due to the increase in net sales during the three month period ended June 30, 2008 as compared to the same period in 2007. In addition, distribution costs increased by $216,000 and product stability testing expenses increased by $105,000 in the three month period ended June 30, 2008 as compared to the same period in 2007. The gross margin was 91% for the three month period ended June 30, 2008, as compared to 78% for the three month period ended June 30, 2007. The increase in the gross margin in the three month period ended June 30, 2008 as compared to the same period in 2007 was due primarily to the increase in net sales resulting from the new Acthar pricing level implemented in August 2007. We estimate that the gross margin for 2008 will be approximately 91%.
Selling, General and Administrative

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$4,855	$4,747	$108	2%
     Selling, general and administrative expense for the three months ended June 30, 2008 was consistent with selling, general and administrative expense in the same period in 2007. Increases in share-based compensation expense and general costs associated with the support of our new Acthar strategy were offset by decreases due to lower headcount related costs and lower expenses associated with our Hayward facility.
     We incurred a total non-cash charge of $1.1 million for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the quarter ended June 30, 2008. Of this amount, $859,000 was included in selling, general and administrative expenses, an increase of $567,000 as compared to the same period in 2007. The increase in share-based compensation expense in the second quarter of 2008 was primarily associated with our employee stock purchase plan. Of the total non-cash charge of $1.1 million in the second quarter of 2008 for share-based compensation expense, $584,000 was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the current offering period. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for the current 12-month offering period. In February 2008, our board of directors approved a reduction in the offering period from 12 months to 3 months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the plan. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the plan were approved by shareholders at our annual shareholders’ meeting on May 29, 2008. We estimate that these changes could reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan subsequent to the end of the current offering period.

     General costs associated with the support of our new Acthar strategy increased by approximately $720,000 in the three month period ended June 30, 2008 as compared to general costs associated with our prior strategy incurred during the same period in 2007. General costs associated with our new Acthar strategy during the second quarter of 2008 relate primarily to our patient assistance programs.
     Headcount related costs included in selling, general and administrative expense, excluding share-based compensation, decreased by approximately $540,000 as compared to the same period in 2007. In May 2007, we reduced our field organization from 45 sales representatives to 10 product service consultants and 4 medical science liaisons. The expenses associated with our medical science liaisons are included in Research and Development expense in the accompanying Consolidated Statements of Operations. Selling, general and administrative expense for the three month period ended June 30, 2007 includes severance benefits and other associated costs related to the reduction of our field organization and the departure of our former Chief Executive Officer in the second quarter of 2007.
     Expenses associated with our Hayward facility decreased by approximately $500,000 in the three month period ended June 30, 2008 as compared to the same period in 2007. The decrease is due primarily to the inclusion in the second quarter of 2007 of a $401,000 loss resulting from a revision of our estimate of our Hayward lease liability.
     We estimate that our selling, general and administrative expense (excluding non-cash SFAS No. 123(R) share-based compensation expense) for 2008 will be in the range of approximately $15.0 million to $17.0 million. During the second quarter of 2008 we increased our field organization to a total of 15 product service consultants. We estimate that our total non-cash SFAS No. 123(R) share-based compensation expense for 2008 will be approximately $4.5 million of which we estimate approximately $3.5 million will be incurred in selling, general and administrative expense.
Research and Development

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Research and development	$3,555	$951	$2,604	274%
     Costs included in research and development relate primarily to our product development efforts, costs related to the resubmission of our Acthar sNDA for IS to the FDA, outside services related to medical and regulatory affairs, compliance activities, and costs associated with our medical science liaisons. The increase in research and development expenses was due primarily to an increase in costs related to our continued efforts to complete the resubmission of our sNDA for IS and an increase in expenses associated with our product development efforts. Expenses related to the resubmission of our sNDA and product development increased approximately $1.4 million in the three month period ended June 30, 2008 as compared to the same period in 2007. In addition, activities associated with our medical science liaisons contributed approximately $325,000 to the increase in research and development expenses in the three month period ended June 30, 2008. These activities include the initiation of basic research funding for infantile spasms. Headcount-related costs, excluding share-based compensation, increased by approximately $257,000 in the three month period ended June 30, 2008 as compared to the same period in 2007, due primarily to the addition of our medical science liaisons during the second quarter of 2007. A non-cash charge of $286,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the three month period ended June 30, 2008, an increase of $224,000 as compared to the same period in 2007.
     We estimate that our research and development expenses (excluding non-cash SFAS No. 123(R) share-based compensation expense) will be approximately $10.0 million to $14.0 million during 2008 resulting from our efforts related to the Acthar submission to the FDA for the treatment of IS, our support of external research and the continued efforts related to the development of QSC-001. We estimate that total non-cash SFAS No. 123(R) share-based compensation expense for 2008 will be approximately $4.5 million of which we estimate approximately $1.0 million will be incurred in research and development expense.
Depreciation and Amortization

	Three Months Ended
	June 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Depreciation and amortization	$123	$125	$(2)	(2)%

     Depreciation and amortization expense for the three months ended June 30, 2008 was consistent with depreciation and amortization expense for the same period in 2007.
Other Income, net

	Three Months Ended
	June 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Other income, net	$244	$876	$(632)	(72)%
     Other income, net for the three month period ended June 30, 2008 decreased $632,000 as compared to other income, net for the same period in 2007. The decrease was due primarily to the inclusion in the three month period ended June 30, 2007 of the gain on sale of product rights related to Emitasol. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain of $448,000. In addition, in June 2007 we reversed an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals Ltd. (“Shire”), as we determined that the amount would not be due to Shire under the agreement.
Income Tax Expense

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Income tax expense	$5,625	$—	$5,625	—
     Income tax expense for the three month period ended June 30, 2008 was $5.6 million. There was no income tax expense for the three month period ended June 30, 2007 as we incurred a net loss of $1.7 million. During the quarter ended June 30, 2008, our effective tax rate for financial reporting purposes was approximately 39 percent. Income tax expense for financial reporting purposes for the three month period ended June 30, 2008 includes the benefit of the reversal of a valuation allowance associated with a federal net operating loss carry forward available to us in 2009 of approximately $750,000. During the second quarter of 2008, we determined, based on taxable income for the six month period ended June 30, 2008 and anticipated income for 2008 and 2009, that it is “more likely than not” that these deferred tax assets would be realized. The tax benefit resulting from the reversal of the valuation reserve was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation. Excluding the impact of the second quarter reversal of the valuation allowance, we estimate that our 2008 effective tax rate for financial reporting purposes will be approximately 42 percent. However, we continue to estimate that our actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as we have access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce our 2008 taxable income. We made estimated tax payments of $3.4 million during the three months ended June 30, 2008 associated with our estimated 2008 tax obligations.
Net Income (Loss)

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income (loss)	$8,794	$(1,717)	$10,511	612%
     For the three months ended June 30, 2008, we had net income of $8.8 million as compared to a net loss of $1.7 million for the three months ended June 30, 2007, an increase of $10.5 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar.
Net Income (Loss) Applicable to Common Shareholders

	Three Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income (loss) applicable to common shareholders	$8,794	$(1,717)	$10,511	612%

     For the three months ended June 30, 2008, we had net income applicable to common shareholders of $8.8 million, or $0.12 per fully diluted share, as compared to a net loss applicable to common shareholders of $1.7 million, or $0.02 loss per share, for the three months ended June 30, 2007, an increase of $10.5 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007:
Total Net Sales

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net sales	$44,030	$7,845	$36,185	461%
     Net sales for the six month periods ended June 30, 2008 and 2007 were comprised of net sales of our neurology products Acthar and Doral. Net sales of Acthar for the six month period ended June 30, 2008 totaled $43.6 million as compared to $7.2 million during the same period in 2007. The increase in net sales resulted from the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial effective August 27, 2007. Effective June 1, 2008, the discounted sales price to CuraScript increased to $23,039 per vial based on a list price of $23,269 per vial. The list price prior to the new Acthar pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 2,820 Acthar units to our specialty distributor during the first six months of 2008. This continued ordering coupled with a positive pattern of insurance reimbursement and rapid patient access to Acthar has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government entities, the FDA approval of a competitive product, and the reimbursement policies of insurance companies.
     We estimate that seasonally-adjusted end user demand for Acthar since the implementation of the new Acthar strategy has been at or slightly above the high end of our estimated range of between 1,275 to 1,425 vials per quarter. However, Acthar end user demand follows a distinct historical pattern of significant quarter-to-quarter variability. This quarter-to-quarter variability is the result of two separate factors — seasonality and normal variation in Acthar end user demand in the treatment of IS. To measure these two factors we evaluated the historical patterns of quarterly Acthar usage within child neurology, as measured by Wolters-Kluwer, a leading provider of prescription data for the pharmaceutical industry. We tabulated the average retail demand for each quarter, from July 2002 to June 2007, as a percentage of the overall average quarterly retail demand. According to these data, while retail demand in child neurology, where Acthar is now primarily used, stayed constant during the five-year period July 2002 to June 2007, variation from the mean was frequently observed for individual quarters. The results of the analysis indicate that due to seasonal factors, end user demand in the first calendar quarter has historically averaged about 15% below the annual average, the third calendar quarter has historically averaged about 12% above the annual average, and the second and fourth calendar quarters are slightly above the annual average. The results of the analysis further indicate that the second factor, normal variation in end user demand, also deviates quarter-to-quarter at a similar level as the seasonal variations.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients and government entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the six months ended June 30, 2008, Acthar gross sales were reduced by approximately 30% to account for the estimated amount of Medicaid rebates and government chargebacks. We estimate that Acthar gross sales resulting from our reported shipments will be reduced by approximately 30% related to Medicaid rebates and government chargebacks for 2008. In addition, for the six months ended June 30, 2008, Acthar gross sales were reduced by approximately 1% to account for changes in our estimate of return obligations associated with Acthar product lots that expired in 2007.
     If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy, this would result in net sales of approximately $82 million to $91 million.

Cost of Sales and Gross Profit

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Cost of sales	$3,509	$1,764	$1,745	99%
Gross profit	40,521	6,081	34,440	566%
Gross margin	92%	78%
     The increase in cost of sales was due primarily to an increase of $1.4 million in royalties on Acthar due to the increase in net sales during the six month period ended June 30, 2008 as compared to the same period in 2007, and an increase of $591,000 in distribution costs in the six month period ended June 30, 2008 as compared to the same period in 2007. The increase in distribution costs is due in part to the inclusion in the six month period ended June 30, 2007 of credits from wholesalers related to price increases. These increases were partially offset by a decrease in product stability testing expenses and inventory obsolescence totaling approximately $409,000 during the six month period ended June 30, 2008 as compared to the same period in 2007. The gross margin was 92% for the six month period ended June 30, 2008, as compared to 78% for the six month period ended June 30, 2007. The increase in the gross margin in the six month period ended June 30, 2008 as compared to the same period in 2007 was due primarily to the increase in net sales resulting from the new Acthar pricing level implemented in August 2007. We estimate that the gross margin for 2008 will be approximately 91%.
Selling, General and Administrative

	Six Months Ended
	June 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Selling, general and administrative expense	$9,921	$10,297	$(376)	(4)%
     The decrease in selling, general and administrative expense was due primarily to lower headcount related costs resulting from the reduction of our field organization in the second quarter of 2007 and lower expenses associated with our Hayward facility, offset in part by an increase in share-based compensation expense and general costs associated with the support of our new Acthar strategy.
     Headcount related costs included in selling, general and administrative expense, excluding share-based compensation, decreased by approximately $1.4 million as compared to the same period in 2007. Selling, general and administrative expense for the six month period ended June 30, 2007 includes severance benefits and other associated costs related to the reduction of our field organization and the departure of our former Chief Executive Officer in the second quarter of 2007.
     Expenses associated with our Hayward facility decreased by approximately $590,000 in the six month period ended June 30, 2008 as compared to the same period in 2007. The decrease is due primarily to the inclusion of a $401,000 loss in the six month period ended June 30, 2007 resulting from a revision of our estimate of our Hayward lease liability.
     We incurred a total non-cash charge of $3.0 million for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the six months ended June 30, 2008. Of this amount, $2.5 million was included in selling, general and administrative expenses, an increase of $1.8 million as compared to the same period in 2007. The increase in share-based compensation expense in the six months ended June 30, 2008 was primarily associated with our employee stock purchase plan. Of the total non-cash charge of $3.0 million in the first six months of 2008 for share-based compensation expense, $1.8 million was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the current offering period. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for the current 12-month offering period. In February 2008, our board of directors approved a reduction in the offering period from 12 months to 3 months effective with the next offering period that begins on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the plan. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the plan were approved by shareholders at our annual shareholders’ meeting on May 29, 2008. We estimate that these changes could reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan subsequent to the end of the current offering period.
     General costs associated with the support of our new Acthar strategy increased by approximately $200,000 in the six month period ended June 30, 2008 as compared to general costs associated with our prior strategy incurred during the same period in 2007. General costs associated with our new Acthar strategy during 2008 relate primarily to our patient assistance programs.

     We estimate that our selling, general and administrative expense (excluding non-cash SFAS No. 123(R) share-based compensation expense) for 2008 will be in the range of approximately $15.0 million to $17.0 million. During the second quarter of 2008 we increased our field organization to a total of 15 product service consultants. We estimate that our total non-cash SFAS No. 123(R) share-based compensation expense for 2008 will be approximately $4.5 million of which we estimate approximately $3.5 million will be incurred in selling, general and administrative expense.
Research and Development

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Research and development	$5,526	$2,091	$3,435	164%
     The increase in research and development expenses was due primarily to an increase in costs related to our continued efforts to complete the resubmission of our sNDA for IS and the addition of our medical science liaisons during the second quarter of 2007. Expenses related to the resubmission of our sNDA increased approximately $1.5 million in the six month period ended June 30, 2008 as compared to the same period in 2007. Headcount-related costs, excluding share-based compensation, increased by approximately $513,000 in the six month period ended June 30, 2008 as compared to the same period in 2007, due primarily to the addition of our medical science liaisons during the second quarter of 2007. In addition, activities associated with our medical science liaisons contributed approximately $385,000 to the increase in research and development expenses in the six month period ended June 30, 2008. These activities include the initiation of basic research funding for infantile spasms. A non-cash charge of $520,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the six month period ended June 30, 2008, an increase of $391,000 as compared to the same period in 2007.
     We estimate that our research and development expenses (excluding non-cash SFAS No. 123(R) share-based compensation expense) will be approximately $10.0 million to $14.0 million during 2008 resulting from our efforts related to the Acthar submission to the FDA for the treatment of IS, our support of external research and the continued efforts related to the development of QSC-001. We estimate that total non-cash SFAS No. 123(R) share-based compensation expense for 2008 will be approximately $4.5 million of which we estimate approximately $1.0 million will be incurred in research and development expense.
Depreciation and Amortization

	Six Months Ended
	June 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Depreciation and amortization	$245	$248	$(3)	(1)%
     Depreciation and amortization expense for the six months ended June 30, 2008 was consistent with depreciation and amortization expense for the same period in 2007.
Other Income, net

	Six Months Ended
	June 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Other income, net	$619	$1,079	$(460)	(43)%
     Other income, net for the six month period ended June 30, 2008 decreased $460,000 as compared to other income, net for the same period in 2007. The decrease was due primarily to the inclusion in the six month period ended June 30, 2007 of the gain on sale of product rights related to Emitasol, and the reversal of an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire, as we determined that the amount would not be due to Shire under the agreement. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain of $448,000.

Income Tax Expense

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Income tax expense	$10,113	$—	$10,113	—
     Income tax expense for the six month period ended June 30, 2008 was $10.1 million. There was no income tax expense for the six month period ended June 30, 2007 as we incurred a net loss of $5.5 million. During the six month period ended June 30, 2008, our effective tax rate for financial reporting purposes was approximately 40 percent. Income tax expense for financial reporting purposes for the six month period ended June 30, 2008 includes the benefit of the reversal of a valuation allowance associated with a federal net operating loss carry forward available to us in 2009 of approximately $750,000. During the second quarter of 2008, we determined, based on taxable income for the six month period ended June 30, 2008 and anticipated income for 2008 and 2009, that it is “more likely than not” that these deferred tax assets would be realized. The tax benefit resulting from the reversal of the valuation reserve was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation. Excluding the impact of the second quarter reversal of the valuation allowance, we estimate that our 2008 effective tax rate for financial reporting purposes will be approximately 42 percent. However, we continue to estimate that our actual tax payments related to 2008 are expected to be paid at a rate of approximately 18 percent, as we have access to $29.4 million and $17.4 million of federal and state operating loss carryforwards, respectively, and $157,000 and $180,000 of the federal and California research and development credits, respectively, to reduce our 2008 taxable income. We made estimated tax payments of $3.8 million for the six months ended June 30, 2008 associated with our estimated 2008 tax obligations.
Net Income (Loss)

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income (loss)	$15,335	$(5,476)	$20,811	380%
     For the six months ended June 30, 2008, we had net income of $15.3 million as compared to a net loss of $5.5 million for the six months ended June 30, 2007, an increase of $20.8 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar.
Deemed Dividend on Series A Preferred Stock

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Deemed dividend on Series A Preferred Stock	$5,267	$—	$5,267	—
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
Net Income (Loss) Applicable to Common Shareholders

	Six Months Ended
	June 30,			%
	2008	2007	Increase	Change
		(in $000’s)
Net income (loss) applicable to common shareholders	$10,068	$(5,476)	$15,544	284%
     For the six months ended June 30, 2008, we had net income applicable to common shareholders of $10.1 million, or $0.14 per fully diluted share, as compared to a net loss applicable to common shareholders of $5.5 million, or $0.08 loss per share, for the six months ended June 30, 2007, an increase of $15.5 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar. The $5.3 million reduction to net income related to the deemed dividend on the repurchased Series A Preferred Stock, reduced fully diluted earnings per share applicable to common shareholders by $0.07.
Liquidity and Capital Resources
     Prior to the implementation of our new strategy and business model for Acthar, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005. During the six month period ended June 30, 2008, we generated $29.9 million in cash from operations resulting from the implementation of our new Acthar strategy.
     At June 30, 2008, we had cash, cash equivalents and short-term investments of $38.9 million compared to $30.2 million at December 31, 2007. The increase was due primarily to $29.9 million of cash generated from operations, partially offset by $11.8 million paid to repurchase our common stock and the $10.3 million payment for the repurchase of our Series A preferred stock. At June 30, 2008, our working capital was $54.1 million compared to $57.2 million at December 31, 2007. The decrease in our working capital was principally due to a decrease in deferred tax assets of $6.4 million, a decrease in accounts receivable of $2.1 million, and an increase of $4.2 million in sales-related reserves partially offset by the $8.7 million increase in cash, cash equivalents and short-term investments as of June 30, 2008.
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
     In March 2008, we announced that our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. To date, we have repurchased a total of 3,327,900 shares of our common stock for $14.7 million under our stock repurchase plan.
     In addition, on August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A, an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share.  This repurchase was made outside of our existing share repurchase plan. After distributing this $10.9 million, our total cash, cash equivalents and short-term investments were approximately $46 million.
     In April 2008, we announced the amendment of our distribution agreement with CuraScript. The amendment became effective on June 1, 2008. Under the amended agreement, the payment terms have been reduced from 60 days to 30 days. The reduction in payment terms reduced our accounts receivable balance and generated a one-time increase in our cash balance during July 2008 of approximately $10 million.
     We lease a 30,000 square foot facility in Hayward, California. Our master lease on the Hayward facility expires in November 2012. As of June 30, 2008, we were obligated to pay rent on the Hayward facility of $3.8 million and to pay our share of insurance, taxes and common area maintenance through the expiration of the master lease. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance.
     If annual Acthar demand remains in the annualized range of 5,100 to 5,700 vials experienced since the implementation of the new Acthar strategy and our estimates for expenses are achieved, we estimate that cash from operations generated during 2008 will be approximately $50 million to $60 million.
Recently Issued Accounting Standards
     In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”).  In determining the useful life of intangible assets, FSP FAS No. 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect that the adoption of FSP FAS No. 142-3 will have a material impact on our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect that the adoption of SFAS No. 160 will have a material impact on our financial position and results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at June 30, 2008 has not changed materially from December 31, 2007, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its strategy and business model for Acthar,

•	the failure to maintain an adequate level of reimbursement for Acthar from third party payors,

•	that regulatory changes, including possible outcomes relating to a recent Congressional hearing on orphan drug pricing, could negatively affect the implementation of the Company’s strategy,

•	the introduction of competitive products,

•	the Company’s ability to accurately forecast the demand for its products,

•	the gross margin achieved from the sale of the Company’s products,

•	the Company’s ability to enforce its product returns policy,

•	the Company’s ability to estimate the quantity of Acthar used by government entities and Medicaid-eligible patients,

•	that the actual amount of rebates and discounts related to the use of Acthar by government entities and Medicaid-eligible patients may differ materially from the Company’s estimates,

•	the outsourcing of the Company’s Acthar distribution functions to CuraScript,

•	the sell-through by the Company’s distributors,

•	the expenses and other cash needs for upcoming periods,

•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals,

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand,

•	the Company’s ability to obtain finished goods from its sole source contract manufacturers on a timely basis if at all,

•	the Company’s ability to retain key management personnel,

•	the Company’s ability to utilize its net operating loss carry forwards to reduce income taxes on taxable income,

•	the Company’s ability to maintain an effective system of internal controls,

•	that product liability lawsuits could be successfully brought against the Company or the Company becomes subject to other forms of litigation,

•	research and development risks,

•	uncertainties regarding the Company’s intellectual property,

•	the uncertainty of receiving required regulatory approvals in a timely way, or at all, and

•	other research, development, and regulatory risks.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
April 1 – April 30, 2008	—	—	—	5,472,300
May 1 – May 31, 2008	286,600	$4.52	286,600	5,185,700
June 1 – June 30, 2008	926,600	$4.68	926,600	4,259,100

Total	1,213,200	$4.64	1,213,200
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

     From July 1, 2008 through July 25, 2008, the Company repurchased an additional 587,000 shares of its common stock at an average price of $4.96 per share, for a total purchase price of $2.9 million under its stock repurchase program. To date, the Company has repurchased a total of 3,327,900 shares of its common stock for $14.7 million under its stock repurchase plan.
     On August 13, 2008, the Company completed a board-approved repurchase of an additional 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A, an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share.  This repurchase was made outside of the Company’s existing share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its 2008 Annual Meeting of Shareholders on May 29, 2008. The following matters received the votes at the 2008 Annual Meeting of Shareholders as set forth below:
1.	Election of Directors to hold office until the 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Don M. Bailey	50,706,800	1,233,360
Neal C. Bradsher	50,710,156	1,230,004
Stephen C. Farrell	50,707,204	1,232,956
Virgil D. Thompson	50,702,741	1,237,419
David Young	50,709,546	1,230,614
2.	Approval of the amendment to the Company’s 2003 Employee Stock Purchase Plan to add 500,000 additional shares to the Plan, remove the ability of Plan participants to increase their contributions during an offering period and to permanently reduce the maximum offering period from 27 months to 6 months.

For:	30,992,961
Against:	674,215
Abstain:	13,388
3.	Ratification of Odenberg Ullakko Muranishi & Co. LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008.

For:	51,511,283
Against:	338,634
Abstain:	90,243
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit No	Description

31	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: August 13, 2008	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ George Stuart
George Stuart
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description

31	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.