Form 10-Q
period 2008-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2008-11-12
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-14758
QUESTCOR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0476164 (I.R.S. Employer of Identification No.)
3260 Whipple Road
Union City, CA 94587-1217
(Address of Principal Executive Offices)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of October 31, 2008 there were 64,954,004 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$12,006	$15,939
Short-term investments	28,913	14,273

Total cash, cash equivalents and short-term investments	40,919	30,212
Accounts receivable, net of allowance for doubtful accounts of $119 and $57 at September 30, 2008 and December 31, 2007, respectively	11,106	23,639
Inventories, net	2,437	2,365
Prepaid expenses and other current assets	1,267	778
Deferred tax assets	7,849	14,879

Total current assets	63,578	71,873
Property and equipment, net	426	522
Purchased technology, net	3,744	3,967
Goodwill	299	299
Deposits and other assets	709	744
Deferred tax assets, net	1,043	1,043

Total assets	$69,799	$78,448

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,544	$1,777
Accrued compensation	1,393	1,945
Sales-related reserves	13,975	8,176
Income taxes payable	—	1,330
Other accrued liabilities	1,743	1,492

Total current liabilities	21,655	14,720
Lease termination and deferred rent liabilities and other non-current liabilities	1,610	1,876
Preferred stock, no par value, 7,500,000 shares authorized; none and 2,155,715 Series A shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $10,000 at December 31, 2007)	—	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 64,954,004 and 70,118,166 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	79,186	108,387
Accumulated deficit	(32,647)	(51,670)
Accumulated other comprehensive gain (loss)	(5)	54

Total shareholders’ equity	46,534	56,771

Total liabilities, preferred stock and shareholders’ equity	$69,799	$78,448

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$24,200	$14,809	$68,230	$22,654
Cost of sales (exclusive of amortization of purchased technology)	1,937	1,534	5,446	3,298

Gross profit	22,263	13,275	62,784	19,356
Operating costs and expenses:
Selling, general and administrative	4,251	3,322	14,172	13,619
Research and development	2,577	1,264	8,103	3,355
Depreciation and amortization	134	125	379	373

Total operating costs and expenses	6,962	4,711	22,654	17,347

Income from operations	15,301	8,564	40,130	2,009
Other income (expense):
Interest income	209	164	817	555
Other income (expense), net	—	(1)	11	239
Gain on sale of product rights	—	—	—	448

Total other income	209	163	828	1,242

Income before income taxes	15,510	8,727	40,958	3,251
Income tax expense	6,555	102	16,668	102

Net income	8,955	8,625	24,290	3,149
Deemed dividend on Series A preferred stock	—	—	5,267	—
Allocation of undistributed earnings to Series A preferred stock	—	261	—	95

Net income applicable to common shareholders	$8,955	$8,364	$19,023	$3,054

Net income per share applicable to common shareholders:
Basic	$0.13	$0.12	$0.28	$0.04

Diluted	$0.13	$0.12	$0.26	$0.04

Shares used in computing net income per share applicable to common shareholders:
Basic	66,796	69,192	68,642	68,986

Diluted	70,111	69,224	72,360	69,985

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$24,290	$3,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	3,773	1,025
Deferred income taxes	8,504	—
Amortization of investments	(421)	—
Depreciation and amortization	368	373
Loss on disposal of equipment	10	12
Gain on sale of product rights	—	(448)
Excess tax benefit from share-based compensation	(1,424)	—
Changes in operating assets and liabilities:
Accounts receivable	12,533	(12,366)
Inventories	(72)	397
Prepaid expenses and other current assets	(489)	183
Accounts payable	2,767	(228)
Accrued compensation	(552)	(303)
Sales-related reserves	5,799	(643)
Income taxes payable	(1,330)	102
Other accrued liabilities	251	325
Other non-current liabilities	(266)	58

Net cash flows provided by (used in) operating activities	53,741	(8,364)

INVESTING ACTIVITIES
Purchase of property and equipment	(59)	(67)
Acquisition of purchased technology	—	(300)
Purchase of short-term investments	(45,664)	(17,188)
Proceeds from the sale and maturities of short-term investments	31,386	12,250
Net proceeds from sale of product rights	—	448
Changes in deposits and other assets	35	(16)

Net cash flows used in investing activities	(14,302)	(4,873)

FINANCING ACTIVITIES
Issuance of common stock, net	1,123	449
Repurchase of Series A preferred stock	(10,348)	—
Repurchase of common stock	(35,571)	—
Excess tax benefit from share-based compensation	1,424	—

Net cash flows provided by (used in) financing activities	(43,372)	449

Decrease in cash and cash equivalents	(3,933)	(12,788)
Cash and cash equivalents at beginning of period	15,939	15,937

Cash and cash equivalents at end of period	$12,006	$3,149

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a pharmaceutical company that markets two commercial products, H.P. Acthar® Gel (repository corticotropin injection) and Doral® (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of Nephrotic Syndrome. In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. The Company is also developing QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.
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
Basis of Presentation
     The Company has determined that it operates in one business segment, pharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.
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

     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$—	$1	$—	$3
Selling, general and administrative	493	162	2,998	859
Research and development	142	60	660	189

Total	$635	$223	$3,658	$1,051

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
     The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. The expected term for the three and nine month periods ended September 30, 2008 is based on the Company’s historical term of its stock option awards. The expected term for the three and nine month periods ended September 30, 2007 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	86%	82%	86%	82-86%
Weighted average volatility	86%	82%	86%	85%
Expected term (in years)	4.4	6.25	4.4	6.25
Risk-free interest rate	2.6%	4.3%	2.1-3.2%	4.3-4.9%
Expected dividends	—	—	—	—
     The weighted average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors was $3.36 and $0.34 during the three month periods ended September 30, 2008 and 2007, respectively, and $3.36 and $0.81 during the nine month periods ended September 30, 2008 and 2007, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	79%	76%	78-81%	65-76%
Weighted average volatility	79%	76%	79%	68%
Expected term (in years)	0.74	1.00	0.30-0.74	0.53-1.00
Risk-free interest rate	2.5%	4.9%	2.4%	5.0%
Expected dividends	—	—	—	—
     The weighted average fair value of each option element under the Company’s Employee Stock Purchase Plan was $3.45 and $0.52 for the three month periods ended September 30, 2008 and 2007, respectively, and $3.58 and $0.44 for the nine month periods ended September 30, 2008 and 2007, respectively.

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
     For Doral, and for Acthar sold prior to July 2007, the Company issues credit memoranda or reimburses wholesalers or their customers for product sold to the wholesaler that is returned within six months beyond the expiration date. The credit memoranda or reimbursement is equal to the sales value of the product returned and the estimated amount of such obligation is recorded as a liability within sales-related reserves with a corresponding reduction in gross product sales. This liability is reduced as the obligation is satisfied, with an offset to accounts receivable. Returns are subject to inspection prior to acceptance. The Company records estimated sales reserves based primarily upon historical return rates by product, analysis of return merchandise authorizations and returns received. The Company also considers sales patterns, current inventory on hand at wholesalers, and other factors such as shelf life.
     The Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s a) estimated historical rebate percentage, adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during a period as follows:
a)	The estimated historic liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with estimated end user demand during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods.

b)	In order to assess current and future rates of Medicaid utilization, the Company analyzes inventory levels and patient prescription data received from a third party, CuraScript.
     The rebate amount per unit is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period. The Company multiplies the rebate amount per unit by the estimated rebate units to arrive at the estimated reserve for the period. This estimated reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount the Company rebates for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than the price to CuraScript.
     Certain government-supported entities are permitted to purchase the Company’s products for a nominal amount from wholesalers and CuraScript. The wholesalers and CuraScript charge the significant discount back to the Company and reduce subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by the Company’s largest customers.
     Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns, Medicaid rebates and government chargebacks. The Company routinely assesses the historical returns and other experience including customers’ compliance with its return goods policy and changes its reserve estimates as appropriate. During the third quarter of 2008, based on higher rebate usage reflected in the prescription data provided by CuraScript, the Company revised its estimate for Medicaid rebates. The effect of this revision was to reduce net sales by $1.4 million, and decrease net income per share by approximately $0.01 for the three and nine month periods ended September 30, 2008.
     At September 30, 2008 and December 31, 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Medicaid rebates	$13,478	$6,514
Government chargebacks	58	222
Product returns — credit memoranda policy	391	1,307
Product returns — product replacement policy	48	31
Other	—	102

	$13,975	$8,176

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company had cash, cash equivalents and short-term investments of $40.9 million and $30.2 million at September 30, 2008 and December 31, 2007, respectively. Cash equivalents are invested in money market funds. Short-term investments are invested in commercial paper and government-sponsored enterprises and have an average contractual maturity of approximately 7 months as of September 30, 2008. The fair value of the funds approximated their cost.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. The Company’s fair market value measurements utilize either quoted prices in active markets or prices using a readily observable input for all its short-term investments, and are as a result valued at either the “Level 1” or “Level 2” fair value hierarchy, respectively, as defined in SFAS No. 157.
     The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at September 30, 2008 (in thousands):

	Basis of Fair Value Measurements
		Quoted prices	Significant
		in active	other	Significant
	Balance at	markets for	observable	unobservable
	September 30,	identical items	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,408	$8,408	$—	—
Commercial paper	6,482	—	6,482	—
Government-sponsored enterprises	22,431	—	22,431	—

Total	$37,321	$8,408	$28,913	—

5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$1,996	$1,987
Finished goods	457	387
Less allowance for excess and obsolete inventories	(16)	(9)

	$2,437	$2,365

6. PURCHASED TECHNOLOGY
     Purchased technology at September 30, 2008 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $642,000 as of September 30, 2008.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. As of September 30, 2008, the Company is obligated to pay rent on the Hayward facility of $3.6 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.6 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of September 30, 2008 and December 31, 2007, the estimated liability related to the Hayward facility totaled $1.3 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008 and December 31, 2007.
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

8. NET INCOME PER SHARE
     Basic net income per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company’s Series A Preferred Stock was a participating security for periods prior to its repurchase on February 19, 2008 (see Note 11). As a result, the Company allocated a portion of net income to its Series A Preferred Stock on a pro rata basis for the three and nine month periods ended September 30, 2007. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income per share applicable to common shareholders, net income applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.
     The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three and nine month periods ended September 30, 2008 and 2007, and the effect of dilutive potential common shares on the number of shares used in computing basic net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income applicable to common shareholders	$8,955	$8,364	$19,023	$3,054

Shares used in computing net income per share applicable to common shareholders:
Basic	66,796	69,192	68,642	68,986
Effect of dilutive potential common shares:
Stock options	3,303	32	3,516	968
Restricted stock	12	—	21	—
Warrants and placement unit options	—	—	181	31

Diluted	70,111	69,224	72,360	69,985

Net income per share applicable to common shareholders:
Basic	$0.13	$0.12	$0.28	$0.04

Diluted	$0.13	$0.12	$0.26	$0.04

     The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	1,600	6,200	1,338	5,127
Restricted stock	233	43	233	71
Series A Preferred Stock	—	2,156	393	2,156
Warrants and placement unit options	—	603	—	362
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

     Income tax expense for the three and nine month periods ended September 30, 2008 was $6.6 million and $16.7 million, respectively. For the three and nine month periods ended September 30, 2008, the Company’s effective tax rate for financial reporting purposes was approximately 42% and 41%, respectively. The Company’s year to date tax expense for financial reporting purposes includes the benefit of the reversal of a valuation allowance associated with a federal net operating loss carry forward available to the Company in 2009 of approximately $750,000. During the second quarter of 2008, the Company determined, based on taxable income for the six month period ended June 30, 2008 and anticipated income for 2008 and 2009, that it is “more likely than not” that these deferred tax assets would be realized. The tax benefit resulting from the reversal of the valuation reserve was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation. The Company currently estimates that actual tax payments related to 2008 are expected to be paid at a rate of approximately 21%, as the Company has access to $29.4 million of federal operating loss carryforwards and $157,000 of the federal research and development credits to reduce its 2008 taxable income. This percentage is higher than previously estimated because in September 2008, California suspended for two years the ability to use state operating loss carryforwards and certain credit carryforwards to reduce taxable income. The Company expects to use these state operating loss carryforwards and certain credit carryforwards after the two year suspension. The Company has made estimated tax payments of $4.4 million and $8.2 million for the three and nine month periods ended September 30, 2008, respectively, associated with its estimated 2008 tax obligations. Income tax expense for the three and nine month periods ended September 30, 2007 was $102,000. The Company had an insignificant tax rate on its net income for the three and nine month periods ended September 30, 2007 resulting from its ability to use its net operating loss carryforwards to offset most of its taxable income.
     During the three and nine month periods ended September 30, 2008, the Company realized excess tax benefits of $1.4 million from the exercise of non-qualified stock options and early dispositions of stock acquired by employees through the exercise of incentive stock options and purchases under the employee stock purchase plan. These tax benefits were reflected as an increase in common stock in the Company’s consolidated balance sheet.
10. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$8,955	$8,625	$24,290	$3,149
Change in unrealized gains on available-for-sale securities	(22)	10	(59)	17

Comprehensive income	$8,933	$8,635	$24,231	$3,166

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
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through September 30, 2008, the Company had repurchased 3,490,900 common shares under its stock repurchase plan for $15.6 million, at an average price of $4.46 per share.
     In addition, on August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share. Both repurchases were made outside of the Company’s existing share repurchase plan.
     On February 29, 2008, the Company’s board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the ESPP. In addition, the Company’s board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by shareholders at the Company’s annual shareholders’ meeting on May 29, 2008.
     In May and June 2008, a total of 348,227 shares of the Company’s common stock were issued upon the cashless net exercise of 475,248 warrants. As of September 30, 2008, the Company no longer has any warrants outstanding.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP FAS 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
Overview
     We currently market two commercial products, H.P. Acthar Gel (repository corticotropin injection) and Doral (quazepam). H.P. Acthar Gel (“Acthar”) is an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of Nephrotic Syndrome. In addition, Acthar is not indicated for, but is used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. Doral is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We are also developing QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties.
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
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, Nephrotic Syndrome and many other conditions with an inflammatory component. No drug is approved in the U.S. for the treatment of IS, a potentially life-threatening disorder that typically begins in the first year of life. However, pursuant to guidelines published by the American

Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS. In June 2006, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA and are currently pursuing formal agency approval of an indication for the use of Acthar in the treatment of IS. In May 2007, we received an action letter from the FDA indicating that our sNDA was not approvable in its current form. In November 2007, we met with the FDA to further discuss our sNDA. At the meeting, the FDA concurred with our suggested pathway to resubmit the application with additional information. Our efforts are focused on two major projects involving the compilation and analysis of efficacy data from prior, randomized controlled trials and safety data from prior studies as well as historical patient records. Our goal is to submit the additional information to the FDA by the end of 2008. At this time, the FDA is not requiring us to conduct a clinical trial to support our resubmission.
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
     We are also currently working on a number of initiatives aimed at developing future growth opportunities for Acthar in therapeutic areas other than IS. These include in-depth evaluation of uses that are currently a part of the extensive list of on-label indications for Acthar. For example, we have observed some continued usage, as well as favorable insurance coverage, in the subset of MS patients who do not respond to, or who cannot tolerate, IV corticosteroids, the first-line treatment of most neurologists for MS flares. Market research indicates that many MS flare patients may be in this subset. In response, we have modestly increased our promotional efforts directed to MS specialists to further explore the potential of this opportunity in the coming months. Early results from our increased promotional efforts directed to MS specialists are positive, as new prescriptions for Acthar in the treatment of MS have increased from the second quarter of 2008. We are also looking at other indications that could provide additional patient benefits and sales growth potential for Acthar. In October 2008, we announced that we are evaluating Nephrotic Syndrome as a potential new growth opportunity for Acthar. Nephrotic Syndrome is characterized by excessive spilling of protein from the kidneys into the urine, known as proteinuria. Acthar is specifically indicated “to induce a diuresis or a remission of proteinuria in the Nephrotic Syndrome without uremia of the idiopathic type or that due to lupus erythamatosus”. If not adequately treated, patients suffering from Nephrotic Syndrome can often progress to end-stage renal disease. Nephrotic Syndrome can be caused by a number of different diseases and disorders of the kidney. We have been in discussions with leading nephrologists and currently expect an exploratory study with Acthar in Nephrotic Syndrome to begin in the first quarter of 2009 in order to increase our knowledge of the role of Acthar in the treatment of Nephrotic Syndrome.
     During the third quarter of 2008, we completed formulation development of QSC-001 and expect to begin pivotal bioequivalence trials in the second quarter of 2009.
     The August 2007 implementation of our Acthar-centric business strategy fundamentally changed the nature of Questcor and the success of that strategy to date has resulted in significantly improved financial results for the three and nine month periods ended September 30, 2008 as compared to the corresponding periods in the prior year. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients, inventory levels of our products held by third parties, the amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, the amount of chargebacks on the sale of our products by our specialty distributor to government-supported entities, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the timing and amount of our product development expenses, the introduction of a competitive product, and our ability to develop growth opportunities for Acthar.
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, chargebacks on sales of our products by wholesalers and our specialty distributor to government-supported entities, product returns, bad debts, inventories, intangible assets, share-based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Sales Reserves
     For the three and nine month periods ended September 30, 2008 and 2007, we have estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment on our sales of Doral. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, government chargebacks, and Medicaid rebates. We believe that the assumptions used to estimate these sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product returns, government chargebacks, and Medicaid rebates could differ significantly from our estimates because our analysis of product shipments, prescription trends, the amount of product in the distribution channel, and our interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from our estimates, such differences would be accounted for in the period in which they become known. To date, actual amounts have been generally consistent with our estimates.
     During July 2007, we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Gross product sales are recognized net of this discount upon receipt of the product by CuraScript. In April 2008, we announced the amendment to our distribution agreement with CuraScript, which became effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript customers is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days from when product is received by CuraScript. We will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories.
     We issue credit memoranda or reimburse wholesalers or their customers for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda or reimbursement is equal to the sales value of the product returned and the estimated amount of such obligation is recorded as a liability within sales-related reserves with a corresponding reduction in gross product sales. This liability is reduced as the obligation is satisfied, with an offset to accounts receivable. The reserve for the sales value of expired product expected to be returned by wholesalers and their customers relates to estimated returns associated with our sales of Doral and our estimate of returns associated with sales of Acthar to wholesalers prior to our transition to CuraScript in July 2007. In estimating the return rate for expired product returned by wholesalers and their customers, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we change our reserve estimates as appropriate.

     We provide a rebate related to product dispensed to Medicaid eligible patients. Our a) estimated historical rebate percentage, adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during a period as follows:
a)	The estimated historic liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with estimated end user demand during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods.

b)	In order to assess current and future rates of Medicaid utilization, we analyze inventory levels and patient prescription data received from a third party, CuraScript.
     The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the rebate amount per unit by the estimated rebate units to arrive at the estimated reserve for the period. This estimated reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to CuraScript. Management believes that the information received from CuraScript related to prescription data and inventory levels is reliable, but we are unable to independently verify the accuracy of such data. During the third quarter of 2008, based on higher rebate usage reflected in the prescription data provided by CuraScript, we revised our estimate for Medicaid rebates. The effect of this revision was to reduce net sales by $1.4 million, and decrease net income per share by approximately $0.01 for the three and nine month periods ended September 30, 2008.
     Certain government-supported entities are permitted to purchase our products for a nominal amount from wholesalers and CuraScript. The wholesalers and CuraScript charge the significant discount back to us and reduce subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers.
     We routinely assess our experience with Medicaid rebates and government chargebacks and change the reserve estimates as appropriate. For sales of Doral, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     At September 30, 2008 and December 31, 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Medicaid rebates	$13,478	$6,514
Government chargebacks	58	222
Product returns — credit memoranda policy	391	1,307
Product returns — product replacement policy	48	31
Other	—	102

	$13,975	$8,176

Inventories
     As of September 30, 2008, our net raw material, work in process and finished goods inventories totaled $2.4 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.

Intangible and Long-Lived Assets
     As of September 30, 2008, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.7 million related to our acquisition of Doral and $426,000 of net property and equipment. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of September 30, 2008, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three and nine month periods ended September 30, 2008 based on the historical term of our stock option awards. We estimated the expected term of stock options granted for the three and nine month periods ended September 30, 2007 based on the simplified method provided in Staff Accounting Bulletin No. 107. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three and nine month periods ended September 30, 2008 includes $635,000 and $3.7 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net income for the three and nine month periods ended September 30, 2007 includes $223,000 and $1.1 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
     On February 29, 2008, our board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by our board of directors on February 29, 2008, and April 16, 2008 and by our shareholders at our annual shareholders’ meeting on May 29, 2008. These plan changes to the ESPP were effective with the offering period that began on September 1, 2008 and could lead to lower expenses for the ESPP in future periods.

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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of September 30, 2008 and December 31, 2007, the estimated liability related to the Hayward facility totaled $1.3 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of September 30, 2008, we are obligated to pay rent on the Hayward facility of $3.6 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $1.6 million in sublease income to be used to pay a portion of our Hayward facility obligation.
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
     During the three and nine month periods ended September 30, 2008, our effective tax rate for financial reporting purposes was approximately 42% and 41%, respectively. Our year to date tax expense for financial reporting purposes includes the benefit of the reversal of the valuation allowance discussed above. This tax benefit was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation.
Results of Operations
Three months ended September 30, 2008 compared to the three months ended September 30, 2007:
Total Net Sales

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net sales	$24,200	$14,809	$9,391	63%
     Net sales for the three month periods ended September 30, 2008 and 2007 were comprised of net sales of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended September 30, 2008 totaled $24.0 million as compared to $14.6 million during the same period in 2007. The increase in net sales is due primarily to a full quarter under the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. Effective June 1, 2008, the discounted sales price to CuraScript increased to $23,039 per vial based on a list price of $23,269 per vial. The list price prior to the new Acthar pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 1,500 Acthar units to our specialty distributor during the third quarter of 2008. This continued ordering coupled with a positive pattern of insurance reimbursement and rapid patient access to Acthar has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government-supported entities, the FDA approval of a competitive product, and the reimbursement policies of insurance companies.
     A previous analysis of pre-2008 data suggested that Acthar end user demand was impacted by seasonality as well as quarter to quarter variability driven by the relatively small IS patient population. However, with the exception of a decrease in Acthar end user demand in February 2008, this historical pattern of seasonality and quarterly variation has not been apparent during 2008. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the three months ended September 30, 2008, Acthar gross sales were reduced by approximately 31% to account for the estimated amount of Medicaid rebates and government chargebacks. During the third quarter of 2008, based on higher rebate usage reflected in patient prescription data provided by CuraScript, we revised our estimate for Medicaid rebates. The effect of this revision was to reduce net sales by $1.4 million, and decrease net income per share by approximately $0.01 for the three month period ended September 30, 2008.

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
Cost of Sales and Gross Profit

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Cost of sales	$1,937	$1,534	$403	26%
Gross profit	$22,263	$13,275	$8,988	68%
Gross margin	92%	90%
     Cost of sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to an increase of approximately $400,000 in royalties on Acthar due to the increase in net sales during the three month period ended September 30, 2008 as compared to the same period in 2007. The gross margin was 92% for the three month period ended September 30, 2008, as compared to 90% for the three month period ended September 30, 2007.
Selling, General and Administrative

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$4,251	$3,322	$929	28%
     The increase in selling, general and administrative expense for the three months ended September 30, 2008 as compared to the same period in 2007 was due primarily to increases in headcount-related costs, including share-based compensation expense, and general costs associated with the support of our new Acthar strategy, offset in part by lower expenses associated with our Hayward facility.
     Headcount-related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $700,000 as compared to the same period in 2007. The increase resulted primarily from an increase in our product service representatives to a total of 15 representatives during the third quarter of 2008.
     We incurred a total non-cash charge of $635,000 for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the quarter ended September 30, 2008. Of this amount, $493,000 was included in selling, general and administrative expenses, an increase of $331,000 as compared to the same period in 2007. The increase in share-based compensation expense in the third quarter of 2008 was due in part to an approximate $160,000 increase in expense associated with our employee stock purchase plan. Of the total non-cash charge of $635,000 in the third quarter of 2008 for share-based compensation expense, $179,000 was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the current offering period. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for the 12-month offering period that ended in August 2008. In February 2008, our board of directors approved a reduction in the offering period from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the plan. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the plan were approved by shareholders at our annual shareholders’ meeting on May 29, 2008. We estimate that these changes could reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan beginning with the current offering period that began on September 1, 2008.

     General costs associated with the support of our new Acthar strategy increased by approximately $130,000 in the three month period ended September 30, 2008 as compared to general costs associated with our prior strategy incurred during the same period in 2007.
     Expenses associated with our Hayward facility decreased by approximately $273,000 in the three month period ended September 30, 2008 as compared to the same period in 2007. The decrease is due primarily to the inclusion in the third quarter of 2007 of a $245,000 loss resulting from a revision of our estimate of our Hayward lease liability.
Research and Development

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Research and development	$2,577	$1,264	$1,313	104%
     Costs included in research and development relate primarily to our product development efforts, costs related to the resubmission of our Acthar sNDA for IS to the FDA, outside services related to medical and regulatory affairs, compliance activities, and costs associated with our medical science liaisons. The increase in research and development expenses was due primarily to an increase in costs related to our continued efforts to complete the resubmission of our sNDA for IS. Expenses related to the resubmission of our sNDA and product development increased approximately $700,000 in the three month period ended September 30, 2008 as compared to the same period in 2007. Headcount-related costs, excluding share-based compensation, increased by approximately $240,000 in the three month period ended September 30, 2008 as compared to the same period in 2007, due primarily to the addition of headcount during 2008. A non-cash charge of $142,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the three month period ended September 30, 2008, an increase of $82,000 as compared to the same period in 2007.
Depreciation and Amortization

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Depreciation and amortization	$134	$125	$9	7%
     Depreciation and amortization expense for the three months ended September 30, 2008 was consistent with depreciation and amortization expense for the same period in 2007.
Other Income, net

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Other income, net	$209	$163	$46	28%
     Other income, net for the three month period ended September 30, 2008 increased $46,000 as compared to other income, net for the same period in 2007. The increase was due primarily to increased interest income resulting from higher cash balances during the three month period ended September 30, 2008 as compared to the same period in 2007.

Income Before Income Taxes and Income Tax Expense

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Income before income taxes	$15,510	$8,727	$6,783	78%
Income tax expense	$6,555	$102	$6,453	6,326%
     Income before income taxes for the three month period ended September 30, 2008 was $15.5 million as compared to $8.7 million for the three month period ended September 30, 2007. The increase was due to the increase in net sales and the changes in expenses discussed above. Income tax expense for the three month period ended September 30, 2008 was $6.6 million as compared to $102,000 for the three month period ended September 30, 2007. We had an insignificant tax rate on our net income for the three month period ended September 30, 2007 resulting from our ability to use our net operating loss carryforwards to offset most of our taxable income. During the quarter ended September 30, 2008, our effective tax rate for financial reporting purposes was approximately 42%. We currently estimate that our actual tax payments related to 2008 are expected to be paid at a rate of approximately 21%, as we have access to $29.4 million of federal operating loss carryforwards and $157,000 of the federal research and development credits to reduce our 2008 taxable income. This percentage is higher than previously estimated because in September 2008, California suspended for two years the ability to use state operating loss carryforwards and certain credit carryforwards to reduce taxable income. We expect to use these state operating loss carryforwards and certain credit carryforwards after the two year suspension. We made estimated tax payments of $4.4 million during the three months ended September 30, 2008 associated with our estimated 2008 tax obligations.
Net Income

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income	$8,955	$8,625	$330	4%
     For the three months ended September 30, 2008, we had net income of $9.0 million as compared to net income of $8.6 million for the three months ended September 30, 2007, an increase of $330,000. The increase resulted primarily from a full quarter under our new strategy and business model for Acthar which was implemented in August 2007, offset by higher income tax expense in the three month period ended September 30, 2008.
Preferred Stock Distribution

	Three Months Ended
	September 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Allocation of undistributed earnings to Series A Preferred Stock	$—	$261	$(261)	(100)%
     We repurchased all of the outstanding Series A Preferred Stock in February 2008 and therefore net income was not allocated to the Series A Preferred Stock for the three month period ended September 30, 2008. The $261,000 allocation of undistributed earnings to Series A Preferred Stock for the three month period ended September 30, 2007 represented an allocation of a portion of our third quarter 2007 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only and was not an actual distribution or obligation to distribute a portion of our third quarter 2007 net income to the Series A stockholder.
Net Income Applicable to Common Shareholders

	Three Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income applicable to common shareholders	$8,955	$8,364	$591	7%

     For the three months ended September 30, 2008, we had net income applicable to common shareholders of $9.0 million, or $0.13 per fully diluted share, as compared to net income applicable to common shareholders of $8.4 million, or $0.12 per fully diluted share, for the three months ended September 30, 2007, an increase of $591,000. The increase resulted primarily from a full quarter under our new strategy and business model for Acthar which was implemented in August 2007, offset by higher income tax expense in the three month period ended September 30, 2008.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:
Total Net Sales

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net sales	$68,230	$22,654	$45,576	201%
     Net sales for the nine month periods ended September 30, 2008 and 2007 were comprised of net sales of our neurology products Acthar and Doral. Net sales of Acthar for the nine month period ended September 30, 2008 totaled $67.6 million as compared to $21.8 million during the same period in 2007. The increase in net sales resulted from the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial effective August 27, 2007. Effective June 1, 2008, the discounted sales price to CuraScript increased to $23,039 per vial based on a list price of $23,269 per vial. The list price prior to the new Acthar pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 4,320 Acthar units to our specialty distributor during the first nine months of 2008. This continued ordering coupled with a positive pattern of insurance reimbursement and rapid patient access to Acthar has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government-supported entities, the FDA approval of a competitive product, and the reimbursement policies of insurance companies.
     A previous analysis of pre-2008 data suggested that Acthar end user demand was impacted by seasonality as well as quarter to quarter variability driven by the relatively small IS patient population. However, with the exception of a decrease in Acthar end user demand in February 2008, this historical pattern of seasonality and quarterly variation has not been apparent during 2008. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the nine months ended September 30, 2008, Acthar gross sales were reduced by approximately 30% to account for the estimated amount of Medicaid rebates and government chargebacks. During the third quarter of 2008, based on higher rebate usage reflected in patient prescription data provided by CuraScript, we revised our estimate for Medicaid rebates. The effect of this revision was to reduce net sales by $1.4 million, and decrease net income per share by approximately $0.01 for the nine month period ended September 30, 2008.
Cost of Sales and Gross Profit

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
		(in $000’s)
Cost of sales	$5,446	$3,298	$2,148	65%
Gross profit	$62,784	$19,356	$43,428	224%
Gross margin	92%	85%

     The increase in cost of sales was due primarily to an increase of $1.8 million in royalties on Acthar due to the increase in net sales during the nine month period ended September 30, 2008 as compared to the same period in 2007, and an increase of $546,000 in distribution costs in the nine month period ended September 30, 2008 as compared to the same period in 2007. The increase in distribution costs is due in part to the inclusion in the nine month period ended September 30, 2007 of credits from wholesalers related to price increases. These increases were partially offset by a decrease in product stability testing expenses and inventory obsolescence totaling approximately $420,000 during the nine month period ended September 30, 2008 as compared to the same period in 2007. The gross margin was 92% for the nine month period ended September 30, 2008, as compared to 85% for the nine month period ended September 30, 2007. The increase in the gross margin in the nine month period ended September 30, 2008 as compared to the same period in 2007 was due primarily to the increase in net sales resulting from the new Acthar pricing level implemented in August 2007.
Selling, General and Administrative

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$14,172	$13,619	$553	4%
     The increase in selling, general and administrative expense was due primarily to an increase in share-based compensation expense and general costs associated with the support of our new Acthar strategy, offset in part by lower expenses associated with our Hayward facility and lower headcount related costs resulting from the reduction of our field organization in the second quarter of 2007.
     We incurred a total non-cash charge of $3.7 million for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the nine months ended September 30, 2008. Of this amount, $3.0 million was included in selling, general and administrative expenses, an increase of $2.1 million as compared to the same period in 2007. The increase in share-based compensation expense in the nine months ended September 30, 2008 was primarily associated with our employee stock purchase plan. Of the total non-cash charge of $3.7 million in the first nine months of 2008 for share-based compensation expense, $2.0 million was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the current offering period. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for the current 12-month offering period. In February 2008, our board of directors approved a reduction in the offering period from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the plan. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the plan were approved by shareholders at our annual shareholders’ meeting on May 29, 2008. We estimate that these changes could reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan beginning with the current offering period that began on September 1, 2008.
     General costs associated with the support of our new Acthar strategy increased by approximately $330,000 in the nine month period ended September 30, 2008 as compared to general costs associated with our prior strategy incurred during the same period in 2007.
     Expenses associated with our Hayward facility decreased by approximately $866,000 in the nine month period ended September 30, 2008 as compared to the same period in 2007. The decrease is due primarily to the inclusion of losses totaling $646,000 in the nine month period ended September 30, 2007 resulting from revisions of our estimate of our Hayward lease liability.
     Headcount related costs included in selling, general and administrative expense, excluding share-based compensation, decreased by approximately $700,000 as compared to the same period in 2007. Selling, general and administrative expense for the nine month period ended September 30, 2007 includes severance benefits and other associated costs related to the reduction of our field organization and the departure of our former Chief Executive Officer in the second quarter of 2007.

Research and Development

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Research and development	$8,103	$3,355	$4,748	142%
     The increase in research and development expenses was due primarily to an increase in costs related to our continued efforts to complete the resubmission of our sNDA for IS, our product development efforts, and the addition of our medical science liaisons during the second quarter of 2007. Expenses related to the resubmission of our sNDA and expenses associated with our product development efforts increased approximately $2.4 million in the nine month period ended September 30, 2008 as compared to the same period in 2007. Headcount-related costs, excluding share-based compensation, increased by approximately $800,000 in the nine month period ended September 30, 2008 as compared to the same period in 2007, due primarily to the addition of our medical science liaisons during the second quarter of 2007. In addition, activities associated with our medical science liaisons contributed approximately $400,000 to the increase in research and development expenses in the nine month period ended September 30, 2008. These activities include the initiation of basic research funding for infantile spasms. A non-cash charge of $660,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the nine month period ended September 30, 2008, an increase of $471,000 as compared to the same period in 2007.
Depreciation and Amortization

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Depreciation and amortization	$379	$373	$6	2%
     Depreciation and amortization expense for the nine months ended September 30, 2008 was consistent with depreciation and amortization expense for the same period in 2007.
Other Income, net

	Nine Months Ended
	September 30,			%
	2008	2007	Decrease	Change
	(in $000’s)
Other income, net	$828	$1,242	$(414)	(33)%
     Other income, net for the nine month period ended September 30, 2008 decreased $414,000 as compared to other income, net for the same period in 2007. The decrease was due primarily to the inclusion in the nine month period ended September 30, 2007 of the gain on sale of product rights related to Emitasol, and the reversal of an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire, as we determined that the amount would not be due to Shire under the agreement. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain of $448,000. The decreases were partially offset by increased interest income resulting from higher cash balances during the nine month period ended September 30, 2008 as compared to the same period in 2007.
Income Before Income Taxes and Income Tax Expense

	Nine Months Ended
	September 30,
	2008	2007	Increase
	(in $000’s)
Income before income taxes	$40,958	$3,251	$37,707
Income tax expense	$16,668	$102	$16,566

     Income before income taxes for the nine month period ended September 30, 2008 was $41.0 million as compared to $3.3 million for the nine month period ended September 30, 2007. The increase was due to the increase in net sales and the changes in expenses discussed above. Income tax expense for the nine month period ended September 30, 2008 was $16.7 million as compared to $102,000 in the same period in 2007. We had an insignificant tax rate on our net income for the nine month period ended September 30, 2007 resulting from our ability to use our net operating loss carryforwards to offset most of our taxable income. During the nine month period ended September 30, 2008, our effective tax rate for financial reporting purposes was approximately 41%. Income tax expense for financial reporting purposes for the nine month period ended September 30, 2008 includes the benefit of the reversal of a valuation allowance associated with a federal net operating loss carry forward available to us in 2009 of approximately $750,000. During the second quarter of 2008, we determined, based on taxable income for the six month period ended June 30, 2008 and anticipated income for 2008 and 2009, that it is “more likely than not” that these deferred tax assets would be realized. The tax benefit resulting from the reversal of the valuation reserve was partially offset by the impact of the difference for financial reporting and tax purposes of deductions associated with stock-based compensation. We currently estimate that our actual tax payments related to 2008 are expected to be paid at a rate of approximately 21%, as we have access to $29.4 million of federal operating loss carryforwards and $157,000 of the federal research and development credits to reduce our 2008 taxable income. This percentage is higher than previously estimated because in September 2008, California suspended for two years the ability to use state operating loss carryforwards and certain credit carryforwards to reduce taxable income. We expect to use these state operating loss carryforwards and certain credit carryforwards after the two year suspension. We made estimated tax payments of $8.2 million for the nine months ended September 30, 2008 associated with our estimated 2008 tax obligations.
Net Income

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income	$24,290	$3,149	$21,141	671%
     For the nine months ended September 30, 2008, we had net income of $24.3 million as compared to $3.1 million for the nine months ended September 30, 2007, an increase of $21.1 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar.
Series A Preferred Stock Dividend and Distribution

	Nine Months Ended
	September 30,		Increase/	%
	2008	2007	(Decrease)	Change
	(in $000’s)
Deemed dividend on Series A Preferred Stock	$5,267	$—	$5,267	—
Allocation of undistributed earnings to Series A Preferred Stock	$—	$95	$(95)	(100)%
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

Net Income Applicable to Common Shareholders

	Nine Months Ended
	September 30,			%
	2008	2007	Increase	Change
	(in $000’s)
Net income applicable to common shareholders	$19,023	$3,054	$15,969	523%
     For the nine months ended September 30, 2008, we had net income applicable to common shareholders of $19.0 million, or $0.26 per fully diluted share, as compared to net income applicable to common shareholders of $3.1 million, or $0.04 per share, for the nine months ended September 30, 2007, an increase of $16.0 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar. The $5.3 million reduction to net income related to the deemed dividend on the repurchased Series A Preferred Stock reduced fully diluted earnings per share applicable to common shareholders by $0.07.
Liquidity and Capital Resources
     Prior to the implementation of our new strategy and business model for Acthar, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005. During the nine month period ended September 30, 2008, we generated $53.7 million in cash from operations resulting from the implementation of our new Acthar strategy.
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $40.9 million compared to $30.2 million at December 31, 2007. The increase was due primarily to $53.7 million of cash generated from operations and $1.1 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and from the exercise of stock options, partially offset by $35.6 million paid to repurchase our common stock and the $10.3 million ($4.80 per share) paid to repurchase our Series A preferred stock in February 2008. At September 30, 2008, our working capital was $41.9 million compared to $57.2 million at December 31, 2007. The decrease in our working capital was principally due to a decrease in accounts receivable of $12.5 million, a decrease in deferred tax assets of $7.1 million, and an increase of $5.8 million in sales-related reserves resulting primarily from increased Medicaid rebate reserves, partially offset by the $10.7 million increase in cash, cash equivalents and short-term investments as of September 30, 2008. The decrease in accounts receivable resulted primarily from the change of payment terms from 60 days to 30 days under our amended distribution agreement with CuraScript.
     In March 2008, we announced that our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. To date, we have repurchased a total of 3,490,900 shares of our common stock for $15.6 million under our stock repurchase plan, at an average price of $4.46 per share.
     In addition, on August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share. On September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share. Both repurchases were made outside of our existing share repurchase plan.
     In April 2008, we announced the amendment of our distribution agreement with CuraScript. The amendment became effective on June 1, 2008. Under the amended agreement, the payment terms have been reduced from 60 days to 30 days. The reduction in payment terms reduced our accounts receivable balance and generated a one-time increase in our cash balance during the third quarter of 2008 of approximately $10 million.
     We lease a 30,000 square foot facility in Hayward, California. Our master lease on the Hayward facility expires in November 2012. As of September 30, 2008, we were obligated to pay rent on the Hayward facility of $3.6 million and to pay our share of insurance, taxes and common area maintenance through the expiration of the master lease. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance.
Recently Issued Accounting Standards
     See Note 12, “Recently Issued Accounting Standards,” in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at September 30, 2008 has not changed materially from December 31, 2007, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its business strategy for Acthar;

•	the introduction of competitive products;

•	regulatory changes, including possible outcomes relating to a July 2008 Congressional hearing regarding orphan drug pricing;

•	the Company’s ability to accurately forecast the demand for its products;

•	the gross margin achieved from the sale of the Company’s products;

•	the Company’s ability to estimate the quantity of Acthar used by government-supported entities and Medicaid-eligible patients;

•	that the actual amount of rebates and discounts related to the use of Acthar by government-supported entities and Medicaid-eligible patients may differ materially from the Company’s estimates;

•	the expenses and other cash needs for upcoming periods;

•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals;

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;

•	the Company’s ability to obtain finished goods from its sole source contract manufacturers on a timely basis if at all;

•	the Company’s ability to retain key management personnel;

•	the Company’s ability to utilize its net operating loss carryforwards to reduce income taxes on taxable income;

•	research and development risks, including risks associated with the Company’s sNDA for IS, its preliminary work in the area of Nephrotic Syndrome and QSC-001;

•	uncertainties regarding the Company’s intellectual property;

•	the uncertainty of receiving required regulatory approvals in a timely way, or at all;

•	uncertainties in the credit and capital markets and the impact a further deterioration of these markets could have on the Company’s investment portfolio;

•	the failure to maintain an adequate level of reimbursement for Acthar from third party payors;

•	the Company’s ability to enforce its product returns policy;

•	the outsourcing of the Company’s Acthar distribution functions to CuraScript;

•	the sell-through by the Company’s distributors;

•	the Company’s ability to maintain an effective system of internal controls;

•	that product liability lawsuits could be successfully brought against the Company or the Company becomes subject to other forms of litigation; and

•	other research, development, and regulatory risks.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
July 1 — July 31, 2008	587,000	$4.96	587,000	3,672,100
August 1 — August 31, 2008	2,351,700	$4.96	151,700	3,520,400
September 1 — September 30, 2008	1,811,300	$5.06	11,300	3,509,100

Total	4,750,000	$5.00	750,000

     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. The stock repurchase plan was publicly announced on March 3, 2008. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time and in such amounts as management deems appropriate and will be funded from available working capital. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the board of directors without prior notice. To date, the Company has repurchased a total of 3,490,900 shares of its common stock for $15.6 million under its stock repurchase plan.
     On August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share. On September 3, 2008, the Company completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share. Both repurchases were made outside of the Company’s existing share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit No	Description
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: November 12, 2008	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Gary Sawka
Gary Sawka
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.