Form 10-K
period 2008-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2009-03-16
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14758
Questcor Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

California	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3260 Whipple Road Union City, California (Address of principal executive offices)	94587 (Zip Code)

Registrant’s telephone number, including area code:
(510) 400-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	Nasdaq Global Market

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $164,460,000 as of June 30, 2008, based upon the last sales price of the Registrant’s Common Stock reported on the NASDAQ Stock Market. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 33,622,719 shares held by directors, officers and shareholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2008. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of March 2, 2009 the Registrant had 65,708,157 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Overview

We market H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of nephrotic syndrome. H.P. Acthar Gel (“Acthar”) is not indicated for, but is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. We also market Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.

In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance our product development programs and ensure that the company become economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. We have provided free Acthar with a commercial value of over $20 million to uninsured and under-insured patients. In addition to the free drug program, we have provided significant financial support to patients through the co-pay assistance program of the National Organization for Rare Disorders (“NORD”). As a result of these efforts, we are not aware of a single patient who needed Acthar but was not able to access it. This was not the case before our strategy change. Because we are now economically viable, we have significantly improved our ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care, despite the deterioration of the current U.S. economic environment. We have been working closely with the neurology community to identify promising new projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, which have been made possible by our change in strategy, we expect to fund more than a dozen new pre-clinical and clinical studies in 2009. We are also exploring conducting development efforts, or financing the development efforts of third parties, of additional pharmaceutical products addressing serious, rare conditions with unmet medical needs.

Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, nephrotic syndrome and many other conditions with an inflammatory component. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. We are continuing to pursue a Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) to add the treatment of IS to the list of approved indications on the Acthar label. If the submission is accepted for filing by the FDA, we anticipate that the FDA may take final action on the sNDA in late 2009, though there can be no assurance as to the actual timetable for FDA action or whether the sNDA will be approved by the FDA. Additionally, even if the sNDA is approved, such approval could require various actions by the Company including modification of the existing Acthar label or the adoption of FDA-mandated risk evaluation and mitigation strategies. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we will also qualify for tax credits for certain clinical testing expenses and for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar.

We are also currently working on a number of initiatives aimed at developing future growth opportunities for Acthar in therapeutic areas other than IS. These include in-depth evaluation of uses that are currently a part of the extensive list of on-label indications for Acthar.

We have observed some continued usage, as well as favorable insurance coverage, in refractory MS patients who do not respond to, or who cannot tolerate, intravenous corticosteroids, the first-line treatment of most neurologists for MS flares. Market research indicates that many MS flare patients may be in this subset. In response, we modestly increased our promotional efforts directed to MS specialists to further explore the potential of this opportunity. Early results from our increased, promotional efforts directed to MS specialists were positive, as net sales of Acthar for MS increased, reaching approximately $5.5 million in the fourth quarter of 2008. As a result, in January 2009 we announced a plan to double the size of our sales force to 30 sales representatives to ensure greater coverage of the physicians treating refractory MS patients.

In October 2008, we announced that we are evaluating nephrotic syndrome as a potential new growth opportunity for Acthar. Nephrotic syndrome is characterized by excessive spilling of protein from the kidneys into the urine, known as proteinuria. Acthar is specifically indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythamatosus.” If not adequately treated, patients suffering from nephrotic syndrome often progress to end-stage renal disease. End-stage renal disease is a serious, life threatening condition whose current treatments are expensive. Nephrotic syndrome can be caused by a number of different diseases and disorders of the kidney. In order to increase our knowledge of the role of Acthar in the treatment of nephrotic syndrome, we have been in discussions with leading nephrologists and have initiated and funded several planned post-approval clinical trials of Acthar in the treatment of nephrotic syndrome.

The August 2007 implementation of our Acthar-centric business strategy fundamentally changed the nature of Questcor and the success of that strategy to date has resulted in significantly improved financial results for the year ended December 31, 2008 as compared to the prior year. Our total net sales were $95.2 million for the year ended December 31, 2008 as compared to $49.8 million for the year ended December 31, 2007. Our income before income taxes and the deemed dividend on the repurchase of our Series A preferred stock was $58.7 million for the year ended December 31, 2008 as compared to income before income taxes and the allocation of earnings to preferred stock of $23.0 million for the year ended December 31, 2007. As of December 31, 2008, our cash, cash equivalents and short-term investments totaled $55.5 million as compared to $30.2 million as of December 31, 2007.

During 2008, we returned approximately $46 million to shareholders through our common and preferred stock buyback efforts. In February 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million, or $4.80 per share. In March 2008, we announced that our board of directors approved a stock repurchase plan providing for our repurchase of up to 7 million of our common shares in either open market or private transactions. Through December 31, 2008, we have repurchased a total of 3,490,900 shares of our common stock for $15.6 million under our stock repurchase plan, at an average price of $4.46 per share. In addition, we made two repurchases outside of our share repurchase plan. On August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share. On September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

We have registered trademarks on H.P. Acthar® Gel and Doral®. Each other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe that our trademarks, trade names and service marks have value and play an important role in our business efforts.

Our corporate office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate internet address is http://www.questcor.com. We do not intend for the information contained on our website to be part of this Annual Report.

H.P. Acthar Gel

H.P. Acthar Gel, which we acquired in July 2001, is a natural source, highly purified preparation of the adrenal corticotropin hormone (“ACTH”). Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. A primary mechanism of action for Acthar is the stimulation of the adrenal cortex to secrete endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances. It is believed by certain key medical researchers that there may be additional mechanisms of action for Acthar. Questcor has initiated the funding of studies of some of these possible mechanisms. Acthar was approved by the FDA in 1952 and is used in a wide variety of conditions, including the treatment of periodic flares associated with multiple sclerosis, infantile spasms, opsoclonus myoclonus syndrome, and nephrotic syndrome.

Acthar is indicated for use in acute exacerbations of MS and is prescribed currently for patients that have MS and experience debilitating, episodic flares. We promote Acthar for the treatment of exacerbations of MS. Intravenous methylprednisolone is the most common treatment of choice for this indication, but Acthar continues to be used in some patients who do not respond adequately to intravenous methylprednisolone or who cannot tolerate intravenous methylprednisolone.

Although the FDA-approved package labeling does not include IS as an FDA-approved indication, Acthar has historically been used to treat this condition. Based on the document entitled Practice Parameter: Medical Treatment of Infantile Spasms, a 2004 report of the American Academy of Neurology and the Child Neurology Society, we believe that there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of IS. IS is an epileptic syndrome characterized by the triad of infantile spasms (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. About two-thirds of patients are neurologically impaired prior to the onset of IS, while about one-third are otherwise normal. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

The availability of Acthar in the several years before our acquisition of the drug in 2001 from Aventis Pharmaceuticals, Inc. (“Aventis,” now CSL Behring) was very restricted, so that many physicians used synthetic steroids and other unapproved products to treat IS. Acthar remains the treatment of choice among physicians. Acthar may be challenged by newer agents, such as synthetic corticosteroids, immune system suppressants known as immunosuppressants, and anti-seizure medications (in the case of IS) and other types of anti-inflammatory products for various autoimmune conditions that have inflammation as a clinical aspect of the disease. Vigabatrin is a potentially competitive product that is currently approved for use in Canada and is under review in the United States by the FDA for the treatment of infantile spasms. In January 2009 an Advisory Committee appointed by the FDA voted to recommend that the FDA approve Vigabatrin as a therapy for infantile spasms. Solu-Medrol (methylprednisolone sodium succinate) and its generic versions are the primary competitive product to Acthar for the treatment of MS flares. See section below titled “Competition” and Item 1A “Risk Factors: Risks Associated with our Current Business — We are aware of several competitors attempting to develop and market products that treat IS, which may reduce or eliminate our commercial opportunity” for a discussion of additional risks related to competition.

In addition to being indicated for the treatment of exacerbations of MS and nephrotic syndrome, Acthar has over fifty other labeled indications and uses in certain endocrine disorders, rheumatic disorders, collagen diseases, allergic states, ophthalmic diseases, respiratory diseases, hematologic disorders, neoplastic diseases, edematous states, and gastrointestinal diseases. Questcor is currently studying the potential use of Acthar in these and other indications and may fund additional studies. There can be no assurance, however, that we will ever successfully market Acthar as a treatment for any of these disorders or diseases.

For the years ended December 31, 2008, 2007 and 2006, net sales of Acthar were $94.4 million, $48.7 million and $12.1 million, respectively.

Doral

In May 2006, we purchased the rights in the United States to Doral from MedPointe pursuant to an Assignment and Assumption Agreement. Doral is a commercial product indicated for the treatment of insomnia, characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. Sleep disturbance and insomnia are very common side effect of many diseases and disorders. Net sales of Doral were $800,000, $1.1 million and $714,000 for the years ended December 31, 2008 and 2007 and the period May 2006 through December 2006, respectively.

Product Development

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen (“HB/APAP”) for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand Pharmaceuticals, Inc. and would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. HB/APAP, in its variety of strengths, is one of the most frequently prescribed products in the U.S. and there are currently no ODT formulations of HB/APAP available in the United States. For the many individuals who experience significant difficulty swallowing pills, we believe QSC-001 represents a valuable option for the treatment of their pain. During the third quarter of 2008, we completed formulation development of QSC-001. Eurand would receive milestone payments upon the achievement of certain development milestones. We did not make any milestone payments to Eurand in 2008. Currently, we are seeking a partner to complete development of this product so that our research and development resources can be focused on pursuing the numerous potential growth opportunities for Acthar that have recently been identified.

Questcor continues to incur expenses pursuing obtaining approval for the treatment of IS with Acthar as well as funding numerous post-approval clinical trials for IS, MS, and nephrotic syndrome.

Our research and development expense totaled $10.6 million, $4.8 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Doral has a shelf life of 60 months from the date of manufacture. We entered into a separate supply agreement with Meda Pharmaceuticals (formerly MedPointe) for Doral with an initial term of three years. Our agreement with Meda calls for Meda to procure the raw materials and manufacture and package Doral. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The API used in Doral is procured by Meda from a third party supplier. A new manufacturer of the API was approved by the FDA in November 2006.

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

Divested Product Lines

In June 2008, we sold to Hale BioPharma Ventures, LLC, a development stage company, our rights, including certain patents, relating to the nasal administration of benzodiazepines, which resulted in net proceeds of $75,000. In consideration for the purchased assets Hale BioPharma also agreed to pay Questcor potential milestone and royalty payments. The transferred products require further development and regulatory approval before any sales could occur and, accordingly, there can be no assurance that we will receive any milestone or royalty payments.

In June 2007, we sold to Evoke Pharma, Inc., a development stage company, our rights relating to nasally administered metaclopromide or other pharmaceutical products covered by the claims set forth in U.S. Patent Nos. 5,760,086 and 6,770,262, which resulted in net proceeds of $448,000. The purchased assets included various regulatory filings with the FDA and the unregistered trademarks “Emitasol” and “Pramidin.” In consideration for the purchased assets Evoke also agreed to pay potential milestone and royalty payments. The transferred products require further development and regulatory approval before any sales could occur and, accordingly, there can be no assurance that we will receive any milestone or royalty payments.

Sales and Marketing

We own the worldwide rights for Acthar and the U.S. rights for Doral. We do not have substantial operations outside the U.S. However, we have agreements with the following companies to market and distribute Acthar on a named patient basis in certain other countries.

Beacon Pharmaceuticals, Ltd.

We have an agreement with Beacon Pharmaceuticals, Ltd. (“Beacon”) of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom on a named patient basis. Gross sales to Beacon were $186,000, $308,000 and $174,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

IDIS Limited

We have an agreement with IDIS Limited (“IDIS”) of Sirbiton, Surrey, UK for the exclusive distribution of Acthar on a named patient basis. The agreement covers all countries of the world except: the United States; Australia and New Zealand; and the UK, where Acthar is sold through Beacon. We did not have any sales to IDIS for the year ended December 31, 2008. Gross sales to IDIS were $759,000 and $202,000 for the years ended December 31, 2007 and 2006, respectively.

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

Certain potentially competitive products to Acthar are in various stages of development, some of which have been filed for approval with the FDA or have been approved by regulatory authorities in other countries. Vigabatrin is a potentially competitive product that is currently approved for use in Canada and is under review in the United States by the FDA for the treatment of infantile spasms. In January 2009 an Advisory Committee appointed by the FDA voted to recommend that the FDA approve Vigabatrin as a therapy for infantile spasms. An additional potentially competitive drug to Acthar that we are currently monitoring is Ganaxolone.

The current success of our Acthar-centric business strategy is likely to attract additional competition. See Item 1A “Risk Factors: Risks Associated with our Current Business — We are aware of several competitors attempting to develop and market products that treat IS, which may reduce or eliminate our commercial opportunity” for a discussion of additional risks related to competition.

Government Regulation

Marketed Pharmaceutical Products

All pharmaceutical operations associated with the production, testing, packaging and distribution of pharmaceutical products are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

We market prescription drug products that have been approved by the FDA. The FDA has the authority to revoke existing approvals if new information reveals that they are not safe or effective. The FDA also regulates the promotion, including advertisement, of prescription drugs. In September 2007, the U.S. President signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The new legislation grants significant new powers to the FDA, many of which are aimed at addressing the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties.

Although we expect these and other provisions of the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products, and may impact our pending sNDA application.

Drug products must be manufactured, tested, packaged, and labeled in accordance with their approvals and in conformity with cGMP standards and other requirements. Drug manufacturing facilities must be registered with and approved by the FDA and must list with the FDA the drug products they intend to manufacture or distribute. The manufacturer is subject to inspections by the FDA and periodic inspections by other regulatory agencies. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt any pharmaceutical operations that are not in compliance with cGMPs. The courts may impose criminal penalties arising from non-compliance with applicable FDA regulations.

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

Questcor operates in a highly regulated industry. We are subject to the regulatory authority of the Securities and Exchange Commission, the Food and Drug Administration and numerous other federal and state governmental agencies including state Attorney General Offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive informal requests for information from various governmental agencies. On February 25, 2009, we received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation of our pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. We are in the process of responding to the CID and intend to cooperate with Missouri’s Attorney General Office, as we have with respect to government inquiries of all types. There can be no assurance that these types of informal requests for information or investigations will not have a material adverse effect on our business.

See Item 1A “Risk Factors: Other Risks Associated with our Business — We are currently subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes” for a discussion of risks related to government regulation of marketed pharmaceutical products.

Drugs in Development

Products in development are subject to extensive regulation by the U.S., principally under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, and if applicable by foreign governmental authorities. In particular, drugs and biological products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA, state and local authorities and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us and current or potential development partners will prove to meet all of the applicable standards to receive marketing approval in the U.S. or abroad. There can be no assurance that these approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal, state and local statutes and regulations could materially adversely affect our ability to commercialize our products and our ability to earn sales revenues.

Product Liability Insurance

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims, against which we maintain liability insurance. See Item 1A “Risk Factors: Other Risks Associated with our Business — If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products” for a discussion of certain risks related to product liability claims that may be made against us.

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

See Item 1A “Risk Factors: Other Risks Associated with our Business — If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues” for a discussion of additional risks related to intellectual property rights.

Employees

As of December 31, 2008 and 2007 we had 46 and 32 full-time employees, respectively. As of December 31, 2008, we had 15 sales force representatives. In January 2009 we announced that we are increasing our sales force to 30 representatives in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. We anticipate completing this phase of our sales force expansion by the end of the first quarter of 2009. Depending upon the success of the first phase of our sales force expansion, a second phase of our sales force expansion to approximately 40 representatives could occur later in 2009.

Our continued success will depend in large part on our ability to attract and retain key employees. We believe that our relationship with our employees is good. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

Website Address

Our website address is http://www.questcor.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Financial Information

Please refer to Item 6, “Selected Consolidated Financial Data,” for a review of our financial results and financial position for the five years ended December 31, 2008, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue and net income (loss) for the three years ended December 31, 2008.

Item 1A.	Risk Factors

Risks Associated with our Current Business

Substantially all of our revenue and profits are derived from Acthar.

For the year ended December 31, 2008, sales of Acthar represented 99% of our total net sales. We expect to continue to rely on this product for substantially all of our revenues and profits for the foreseeable future. Also, for the year ended December 31, 2008, a significant percentage of Acthar prescriptions were for IS, which is not an approved indication for Acthar. We cannot predict whether we will continue to generate significant revenues from sales of Acthar. If the demand for Acthar declines, if competitive products are approved by the FDA, if the FDA requires us to make changes to the label of Acthar which harm our ability to market Acthar, if third-party payors refuse to provide reimbursement for purchases of Acthar, if we are forced to reduce the price for Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients and government entities where we do not expect to recognize any net sales, or if we are forced to re-negotiate important contracts or terms, our net sales from the sale of Acthar would decline. If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.

We utilize CuraScript, a third party specialty distributor, to distribute Acthar. We rely on CuraScript for all of our proceeds from sales of Acthar in the United States. The outsourcing of these functions is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, Acthar distribution could become disrupted, resulting in lost revenues or customer dissatisfaction.

We rely on contract manufacturers to produce Acthar. Contract manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist. If we are unable to contract for a sufficient supply of Acthar on acceptable terms, or if we encounter delays or difficulties in our relationships with our manufacturers, we will lose the ability to fulfill orders and thus will lose sales. Moreover, contract manufacturers that we use must continually adhere to current good manufacturing practices enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, supply would be disrupted. Failure to obtain products for sale for any reason may result in an inability to meet Acthar demand and a loss of potential revenues.

We cannot predict whether the FDA will approve our sNDA for Acthar.

We are continuing to pursue a Supplemental New Drug Application (“sNDA”) to the FDA to add the treatment of infantile spasms (“IS”) to the list of approved indications on the Acthar label. However, there can be no assurance as to the actual timetable for FDA action or whether the sNDA will be approved by the FDA. Additionally, even if the sNDA is approved, such approval could require various actions by the Company including modification of the existing Acthar label or the adoption of FDA-mandated risk evaluation and mitigation strategies.

A significant percentage of Acthar prescriptions is for IS, which is not an approved indication for Acthar. While physicians may lawfully prescribe Acthar for IS and other off-label uses, any promotion by us for off-label uses would be unlawful. The risk associated with our inability to promote Acthar could be increased by the FDA approval of a competitive product, as we would be unable to actively counter any claims made by the sales force for such competitive product.

We are aware of several competitors attempting to develop and market products that treat IS, which may reduce or eliminate our commercial opportunity.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target.

We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to Acthar are in various stages of development, some of which have been filed for approval with the FDA or have been approved by regulatory authorities in other countries.

Vigabatrin is a potentially competitive product that is currently approved for use in numerous countries other than the U.S. and is currently under review in the United States by the FDA for the treatment of infantile spasms. In January 2009 an Advisory Committee appointed by the FDA voted to recommend that the FDA approve Vigabatrin as a therapy for infantile spasms. If Vigabatrin is approved by the FDA and is commercially launched for IS in the United States prior to our sNDA being approved, then our sales of Acthar would likely decline. Even if our sNDA is approved by the FDA on or prior to the date of the commercial launch of Vigabatrin, our sales of Acthar could decline.

Prednisone and prednisolone are the generic names for anti-inflammatory corticosteroid drugs that are used to treat various types of inflammation. One off-label use of these drugs has been to treat infantile spasms. Should more doctors prescribe prednisone or prednisolone to target the same diseases and conditions that Acthar targets, the result could be detrimental to current Acthar sales.

An additional potentially competitive drug to Acthar that we are currently monitoring is Ganaxolone. Ganaxolone is currently undergoing a Phase IIb study for the treatment of infantile spasms, but is not currently approved in any jurisdiction. Ganaxolone could potentially compete with Acthar in the future should it receive the necessary FDA and regulatory approvals.

Some of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals, and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

In addition to the possibility of competitive products not based on ACTH, a competitor could seek approval for, and the FDA could approve, a generic version of Acthar. Acthar does not have any patent or other form of exclusivity protection that would legally prevent the FDA from approving a generic version. If a competitor applied to the FDA for a generic version, we would not receive any notice from the FDA about the existence of the application.

We may be negatively affected by lower reimbursement levels.

Our ability to generate net sales is affected by the availability of third-party reimbursement for Acthar, and our ability to generate net sales will be diminished if we fail to maintain an adequate level of reimbursement for Acthar from such third party payors.

The sale of Acthar depends in part on the availability of reimbursement from third party payors such as private insurance plans. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that private insurance plans may pay to reimburse the cost of drugs, including Acthar. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Acthar, which may also impact sales of Acthar. In addition, current third-party reimbursement policies for Acthar may change at any time. Negative changes in reimbursement or our failure to obtain reimbursement for Acthar may reduce the demand for, or the price of, Acthar, which could result in lower Acthar sales, thereby weakening our competitive position and negatively impacting our results of operations.

Medicaid eligible patients and government entities may account for a greater proportion of our Acthar unit sales resulting in reduced net sales.

A portion of the estimated end-user vial demand for Acthar is for patients covered under Medicaid and other government-related programs. As required by Federal regulations, we provide rebates related to Acthar dispensed to a significant percentage of Medicaid patients. In addition, certain other government-supported agencies are permitted to purchase Acthar for a nominal amount from our specialty distributor, which then charges the discount back to us. As a result of these rebates and chargebacks, we do not generate any net sales with respect to sales which are subject to rebates or chargebacks. As a result of current economic conditions, recently adopted legislation or potential future legislation, it is possible that a greater proportion of Acthar sales will be subject to these rebates and chargebacks, reducing our net sales. Additionally, there could be changes to Medicaid regulations resulting in higher rebates and chargebacks, which would reduce our net sales further.

On February 26, 2009, the U.S. President released an outline of the Administration’s budget proposals for fiscal year 2010, which begins October 1, 2009. Further detail is expected to be issued in April. The budget outline proposes that Congress should increase the amount of rebates collected from manufacturers for drugs dispensed to Medicaid patients by imposing rebates on drugs dispensed to Medicaid patients enrolled in managed care organizations, which are not subject to rebates under current law, and by increasing the amount of the minimum basic rebate. If these proposals are enacted, they would significantly increase the proportion of sales of Acthar for which we would generate no net sales revenue.

Federal and/or state health care reform initiatives could negatively affect our business.

Bills and regulations proposing comprehensive health care reform are being formulated in Congress and state legislatures as well as in agencies of those governmental bodies that could potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. It is uncertain if any legislative proposals will be adopted and how federal, state or private payors for health care goods and services will respond to any health care reforms. Various governmental entities may focus on pharmaceutical prices by holding hearings or launching investigations regarding the pricing for drugs by specialty pharmaceutical companies such as ours and the ability of patients to obtain drugs. In July 2008, the Joint Economic Committee of Congress held hearings on the pricing of drugs for rare conditions. Should hearings or investigations occur that result in legislative changes or consent decrees regarding drug pricing, we may be forced to decrease our price that we charge for Acthar, thereby decreasing our net income.

Questcor operates in a highly regulated industry. We are subject to the regulatory authority of the Securities and Exchange Commission, the Food and Drug Administration and numerous other federal and state governmental agencies including state Attorney General Offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive informal requests for information from various governmental agencies. On February 25, 2009, we received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation of our pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. We are in the process of responding to the CID and intend to cooperate with Missouri’s Attorney General Office, as we have with respect to government inquiries of all types. There can be no assurance that these types of informal requests for information or investigations will not have a material adverse effect on our business.

The current economic environment may impact our business.

The current economic environment presents us with several potential challenges. As a result of the current credit and financial market conditions, third-party payors such as private insurance companies may be unable to satisfy their reimbursement obligations or may delay payment. State and federal reimbursement programs such as Medicaid may curtail their reimbursements due to budget cuts. In addition, the economic environment could result in more patients seeking coverage for Acthar through Medicaid, where we do not generate net sales for Acthar referrals dispensed to a significant percentage of Medicaid-covered patients.

Due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators, including CuraScript. If CuraScript is unable to satisfy its commitments to us, our business would be adversely affected. There may be a disruption or delay in the performance of our third-party manufacturers for Acthar. If such third party manufacturers are unable to satisfy their commitments to us, our business would be adversely affected.

The current global economic crisis may have a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that hold these investments will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

We have a history of operating losses and have only recently generated sufficient revenue to achieve profitability.

Since acquiring Acthar in July 2001, Questcor experienced several changes in strategy and management but was unable to achieve consistent profitability prior to the adoption of our Acthar-centric business model. As a result, from the time of our acquisition of Acthar through August 2007, we experienced operating losses of approximately $30 million. At the time of the adoption of our Acthar-centric business model, we had very limited financial resources and believed we had no access to the capital markets. While we generated operating profit in 2007 and 2008, there can be no assurance that we will continue to be profitable in future periods. Even with the early successful results of our new strategy, we still had an accumulated deficit of $16.4 million as of December 31, 2008. If we are unable to continue to generate profits, we could be required to seek additional funding through public or private sales of our equity securities, or through debt financings. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership will be diluted. Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

Risks Associated with our Growth Initiatives

Our strategy to generate Acthar revenue from other therapeutic areas might not be successful.

While Acthar is already approved by the FDA for the treatment of MS, we may not be successful in promoting Acthar as a second-line treatment for MS. In January 2009, we announced an expansion of our sales force, with a plan to double the size of our sales force to 30 sales representatives. Our increasing our sales force will increase our operating expenses and there can be no assurance that we will successfully manage our sales force expansion or generate sufficient additional net sales in MS to generate an acceptable return on our investment in increasing the size of the sales force. In addition, we may not be successful in promoting Acthar as a treatment for nephrotic syndrome, another on-label indication. There is very limited data on the efficacy of Acthar in the treatment of nephrotic syndrome. It is unclear what amount of clinical or other data physicians will require prior to deciding to use Acthar in the treatment of nephrotic syndrome. Also, while there are over 50 approved indications on the Acthar label, for many of these indications it is not likely that we will be successful in generating net sales in the near future. Further, under the Food and Drug Administration Amendments Act of 2007, the FDA has greater authority to require sponsors to modify labels of previously approved drugs.

We have a very limited pipeline of new products.

Since the adoption of our Acthar-centric business model in August 2007, we have focused our research and development efforts on Acthar. Besides Acthar, our pipeline of potential new products consists of a single development program: QSC-001. In February 2009, we announced that we were seeking a partner to complete development of QSC-001. There can be no assurance that we will be able to identify such a partner or successfully negotiate a license or other agreement with commercially reasonable terms. Such terms could include deferred consideration in the form of milestone payments and royalties and there can be no assurance that any such payments or royalties would actually become due to Questcor. We are also exploring conducting development efforts, or financing the development efforts of third parties, of additional pharmaceutical products addressing serious, rare conditions with unmet medical needs.

Other Risks Associated with our Business

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

We are currently subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Without considering the impact of any proposed or future health care reform initiatives, no assurance can be given that we will remain in compliance with currently applicable FDA and other regulatory requirements for our currently marketed products or any new product once clearance or approval has been obtained. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and post-marketing reporting, including adverse event reports and field alerts due to product quality concerns. Additionally, the facilities and procedures of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

A significant percentage of Acthar prescriptions is for the treatment of IS, which is not an approved indication for Acthar. While physicians may lawfully prescribe Acthar for IS and other off-label uses, any promotion by us of any off-label uses would be unlawful. Some of our practices that are intended to respond to questions from physicians with respect to off-label uses of Acthar without engaging in off-label promotion could nonetheless be construed by the FDA as off-label promotion. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, some non-compliant actions may nonetheless occur or be deemed by regulatory authorities to have occurred. Regulatory authorities could take enforcement action against us if they believe we are promoting or have promoted our products for off-label use.

Also, the label for Acthar includes a list of indications for which Acthar has not been actively promoted or prescribed for in several years, if ever. It is possible that the FDA could, in the context of reviewing our sNDA for IS or otherwise, conduct a review of the Acthar label and require us to provide data to the FDA regarding the safety and efficacy of Acthar relating to these indications.

The regulatory process, which may include extensive pre-clinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can take many years, and requires the expenditure of substantial resources, time and effort to ensure compliance with complex regulations. Should we fail to comply with applicable regulations, possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or a total or partial shutdown of production in one or more of our suppliers’ facilities while our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues and financial condition.

In addition, data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

•	stall the marketing, selling and distribution of any products that we develop,

•	impose significant additional costs on us,

•	diminish any competitive advantages that we may attain, and

•	decrease our ability to generate revenues and profits.

Regulatory approval, if granted, may entail limitations on the indicated uses for which a new product may be marketed that could limit the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing FDA good manufacturing practices. The FDA periodically revises the good manufacturing practices regulations and requires manufacturers to remain current with the latest regulations.

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

We do not have patents on our existing commercial products. However, our success will depend in part on our ability to do the following:

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

The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties for future products may not provide any protection against competitors. Pending patent applications we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed or we will develop. The laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents for future products, we rely on trade secrets and proprietary know-how for Acthar. We currently seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by competitors.

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

We may not be able to fully utilize the benefit of our net operating loss and tax credit carryforwards.

As of December 31, 2008, we had federal and state net operating loss carryforwards of $9.9 million and $16.8 million, respectively, and federal and California research and development tax credits of $591,000 and $940,000, respectively. Federal net operating loss carryforwards totaling $9.9 million are subject to annual limitations and will be available from 2009 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce our 2009 taxable income. The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2013 through 2026, if not utilized. Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2008. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2008 before utilization.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on, and requires our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. At December 31, 2008, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, our business and operating results could be harmed and current and potential shareholders may not have confidence in our financial reporting.

If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of our products.

Our business exposes us to potential liability risks that are inherent in the manufacturing, testing and marketing of pharmaceutical products. The use of our currently marketed products or any drug candidates ultimately developed by us or our collaborators in clinical trials may expose us to product liability claims and possible adverse publicity. Under a recent United States Supreme Court ruling, FDA approval of a drug does not prevent the filing of product liability claims in state courts, potentially making it more costly and time consuming to defend against such claims. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We currently have product liability insurance for claims up to $10.0 million. However, if we are unable to maintain insurance coverage at acceptable costs, in a sufficient amount, or at all, or if we become subject to a product liability claim, our reputation, stock price and ability to devote the necessary resources to the commercialization of our products could be negatively impacted.

Business interruptions could limit our ability to operate our business.

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. In particular, our corporate headquarters is located in the San Francisco Bay area, which has a history of seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Risks Related to our Common Stock

Our stock price has a history of volatility, and an investment in our stock could decline in value.

The price of our common stock is subject to significant volatility. The closing price per share of our common stock ranged in value from $0.35 to $9.54 during the two year period ended December 31, 2008. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our specialty distributor and our end users. In the event that patient demand for Acthar is less than our sales to our specialty distributor, excess Acthar inventories may result at our specialty distributor and end users, which may impact future Acthar sales. Other potential events that could affect our stock price include, without limitation, our quarterly and yearly revenues and earnings or losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

We have significant stock option overhang which could dilute your investment.

We have a substantial overhang of common stock due to a low average exercise price of employee stock options. The future exercise of employee stock options could cause substantial dilution, which may negatively affect the market price of our shares.

We have certain anti-takeover provisions in place.

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to Section 1101(e) of the California General Corporation Law, which, among other things, prohibits a majority shareholder holding more than 50% but less than 90% of the outstanding shares of a California corporation from consummating a cash-out merger. We also have in place a shareholder rights plan, commonly known as a “poison pill.”

The provisions in our articles of incorporation, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2008, we leased two buildings. We lease our 23,000 square foot headquarters in Union City, California under a lease agreement that expires in 2011. Our headquarters is currently occupied by the Executive, Commercial Development, Finance and Administration, Sales and Marketing, Medical Affairs, Clinical Development, Regulatory Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

We lease a building with 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in November 2012. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008, we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment and all of our insurance, taxes and common area maintenance. Please refer to Note 9 of our Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the sublease of the Hayward facility.

We believe that our current leased office space is sufficient to meet our current business requirements and that additional office space will be available on commercially reasonable terms if required.

Item 3.	Legal Proceedings

Questcor operates in a highly regulated industry. We are subject to the regulatory authority of the Securities and Exchange Commission, the Food and Drug Administration and numerous other federal and state governmental agencies including state Attorney General Offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive informal requests for information from various governmental agencies. On February 25, 2009, we received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation of our pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. We are in the process of responding to the CID and intend to cooperate with Missouri’s Attorney General Office, as we have with respect to government inquiries of all types. There can be no assurance that these types of informal requests for information or investigations will not have a material adverse effect on our business.

We may become involved in litigation relating to claims arising from our ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock; Holders of Record

Through May 15, 2008, our common stock was traded on the American Stock Exchange, Inc. Effective May 16, 2008, we switched the listing of our common stock to the NASDAQ Capital Market where our common stock is traded under the symbol “QCOR.” The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price
Quarter Ended	High	Low

December 31, 2008	$9.54	$6.32
September 30, 2008	7.35	4.41
June 30, 2008	5.26	4.20
March 31, 2008	6.07	3.79
December 31, 2007	6.15	0.75
September 30, 2007	0.63	0.35
June 30, 2007	1.08	0.44
March 31, 2007	1.54	0.80

The closing price of our common stock on March 2, 2009 was $4.85 per share. As of March 2, 2009 there were approximately 181 holders of record of our common stock.

Effective March 6, 2009, our common stock is traded on the NASDAQ Global Market under the symbol “QCOR.”

Stock Repurchases

See “Liquidity and Capital Resources — Financing Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K for information on our stock repurchases.

Dividends

We have never paid a cash dividend on our common stock. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our board of directors.

Equity Compensation Plans

For additional information regarding our equity compensation plans please see Item 12 of this Annual Report.

Stock Performance Graph

The following graph shows the total shareholder return, as of December 31, 2008, on an investment of $100 in cash in (i) Questcor Common Stock, (ii) the AMEX Composite Index, and (iii) the NASDAQ Pharmaceuticals Index.

Comparison of 5 Year Cumulative Total Return*
Among Questcor Pharmaceuticals, Inc.,
the AMEX Composite Index
and the NASDAQ Pharmaceutical Index

	Cumulative Total Return*
	12/03	12/04	12/05	12/06	12/07	12/08
QUESTCOR PHARMACEUTICALS, INC.	100.00	71.62	140.55	200.00	779.73	1,258.11

AMEX COMPOSITE INDEX	100.00	124.13	155.00	184.30	217.52	132.72

NASDAQ PHARMACEUTICAL INDEX	100.00	110.22	111.87	114.89	106.37	97.32

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ended December 31.

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

	Years Ended December 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$95,248	$49,768	$12,788	$14,162	$18,404
Total operating expenses	30,364	22,918	20,631	13,241	14,940
Income (loss) from operations	57,580	21,555	(10,843)	(2,189)	(266)
Gain on sale of product lines	75	448	—	9,642	—
Income tax expense (benefit)(2)	18,198	(14,592)	—	200	—
Net income (loss)	40,532	37,586	(10,109)	7,392	(832)
Net income (loss) applicable to common shareholders	35,265	36,449	(10,109)	5,068	(1,508)
Net income (loss) per share applicable to common shareholders:
Basic	$0.52	$0.53	$(0.18)	$0.10	$(0.03)
Diluted	$0.49	$0.51	$(0.18)	$0.10	$(0.03)
Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	67,761	69,131	56,732	52,477	50,844
Diluted	71,350	70,915	56,732	53,323	50,844

	December 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,451	$30,212	$18,425	$26,577	$8,729
Working capital	59,272	57,153	17,506	16,121	5,082
Total assets	89,146	78,448	29,635	31,348	28,173
Long-term debt	—	—	—	—	1,986
Preferred stock, Series A(3)	—	5,081	5,081	5,081	5,081
Preferred stock, Series B(4)	—	—	—	7,841	7,578
Common stock	84,028	108,387	105,352	90,576	88,436
Accumulated deficit	(16,405)	(51,670)	(89,256)	(79,147)	(84,423)
Total shareholders’ equity	67,892	56,771	16,097	11,422	11,581

(1)	In August 2007, we announced a new strategy and business model for Acthar that resulted in a significant increase in net sales, earnings, and cash flows for the years ended December 31, 2008 and 2007. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion regarding the implementation of the new Acthar strategy.

(2)	The income tax benefit for the year ended December 31, 2007 resulted from our ability to utilize net operating loss carryforwards to offset the majority of our 2007 taxable income and the reversal of the portion of the valuation allowance established against deferred tax assets available to reduce the tax obligations on our 2008 taxable income. In 2008, we reversed the remaining $5.2 million valuation allowance on deferred tax assets that we believe will be recovered based on anticipated taxable income in 2009 and future years, and the corresponding tax benefit reduced our income tax expense.

(3)	The Series A Preferred Stock was repurchased in February 2008 for $10.3 million. Please refer to Note 10 — Preferred Stock and Shareholders’ Equity in the accompanying Notes to Consolidated Financial Statements for further discussion.

(4)	Series B Convertible Preferred Stock (“Series B Preferred Stock”) was reported at its redemption amount and as a current liability as of December 31, 2005. The Series B Preferred Stock was redeemed in January 2006.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/08	09/30/08	06/30/08	03/31/08
	(In thousands, except per share data)

Net sales	$27,018	$24,200	$24,898	$19,132
Cost of sales	1,858	1,937	2,190	1,319
Income tax expense(3)	1,530	6,555	5,625	4,488
Net income	16,242	8,955	8,794	6,541
Net income applicable to common shareholders	16,242	8,955	8,794	1,274
Net income per share applicable to common shareholders:
Basic	$0.25	$0.13	$0.13	$0.02
Diluted	$0.24	$0.13	$0.12	$0.02

	Quarter Ended
	12/31/07(1)	09/30/07(1)	06/30/07	03/31/07
	(In thousands, except per share data)

Net sales	$27,114	$14,809	$4,144	$3,701
Cost of sales	1,997	1,534	914	850
Income tax expense (benefit)(2)	(14,694)	102	—	—
Net income (loss)	34,437	8,625	(1,717)	(3,759)
Net income (loss) applicable to common shareholders	33,402	8,364	(1,717)	(3,759)
Net income (loss) per share applicable to common shareholders:
Basic	$0.48	$0.12	$(0.02)	$(0.05)
Diluted	$0.45	$0.12	$(0.02)	$(0.05)

(1)	In August 2007, we announced a new strategy and business model for Acthar that resulted in a significant increase in net sales, earnings and cash flows for the quarters ended September 30, 2007 and December 31, 2007. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion regarding the implementation of the new Acthar strategy.

(2)	The income tax benefit for the quarter ended December 31, 2007 resulted from our ability to utilize net operating loss carryforwards to offset the majority of our 2007 taxable income and the reversal of the portion of the valuation allowance established against deferred tax assets available to reduce the tax obligations on our 2008 taxable income.

(3)	During the quarter ended June 30, 2008, we recorded a $750,000 income tax benefit resulting from the reversal of the valuation allowance related to deferred tax assets that we believe will be recovered based on anticipated taxable income for 2009. During the quarter ended December 31, 2008, we reversed the remaining $4.4 million valuation allowance related to deferred tax assets that we believe will be recovered based on anticipated taxable income for 2010 and future years. The tax benefits resulting from the reversal of the valuation allowance reduced our income tax expense in the quarters ended June 30, 2008 and December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We market H.P. Acthar Gel (repository corticotropin injection), an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of nephrotic syndrome. H.P. Acthar Gel (“Acthar”) is not indicated for, but is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. We also market Doral (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.

In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance our product development programs and ensure that the company become economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. We have provided free Acthar with a commercial value of over $20 million to uninsured and under-insured patients. In addition to the free drug program, we have provided significant financial support to patients through the co-pay assistance program of the National Organization for Rare Disorders (“NORD”). As a result of these efforts, we are not aware of a single patient who needed Acthar but was not able to access it. This was not the case before our strategy change. Because we are now economically viable, we have significantly improved our ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care, despite the deterioration of the current U.S. economic environment. We have been working closely with the neurology community to identify promising new projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, which have been made possible by our change in strategy, we expect to fund more than a dozen new pre-clinical and clinical studies in 2009. We are also exploring conducting development efforts, or financing the development efforts of third parties, of additional pharmaceutical products addressing serious, rare conditions with unmet medical needs.

Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, nephrotic syndrome and many other conditions with an inflammatory component. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. We are continuing to pursue a Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) to add the treatment of IS to the list of approved indications on the Acthar label. If the submission is accepted for filing by the FDA, we anticipate that the FDA may take final action on the sNDA in late 2009, though there can be no assurance as to the actual timetable for FDA action or whether the sNDA will be approved by the FDA. Additionally, even if the sNDA is approved, such approval could require various actions by the Company including modification of the existing Acthar label or the adoption of FDA-mandated risk evaluation and mitigation strategies. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we will also qualify for tax credits for certain clinical testing expenses and for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar.

The August 2007 implementation of our Acthar-centric business strategy fundamentally changed the nature of Questcor and the success of that strategy to date has resulted in significantly improved financial results for the year ended December 31, 2008 as compared to the prior year. Our total net sales were $95.2 million for the year ended December 31, 2008 as compared to $49.8 million for the year ended December 31, 2007. Our income before income taxes and the deemed dividend on the repurchase of our Series A preferred stock was $58.7 million for the year ended December 31, 2008 as compared to income before income taxes and the allocation of earnings to preferred stock of $23.0 million for the year ended December 31, 2007. As of December 31, 2008, our cash, cash equivalents and short-term investments totaled $55.5 million as compared to $30.2 million as of December 31, 2007.

During 2008, we returned approximately $46 million to shareholders through our common and preferred stock buyback efforts. In February 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share. In March 2008, we announced that our board of directors approved a stock repurchase plan providing for our repurchase of up to 7 million of our common shares in either open market or private transactions. Through December 31, 2008, we have repurchased a total of 3,490,900 shares of our common stock for $15.6 million under our stock repurchase plan, at an average price of $4.46 per share. In addition, we made two repurchases outside of our share repurchase plan. On August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share. On September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product returns, our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, chargebacks on sales of our products by wholesalers and our specialty distributor to government entities, bad debts, inventories, intangible assets, share-

based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, Medicaid rebates, and chargebacks. We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our product returns, Medicaid rebates, and chargebacks could differ significantly from our estimates because our analysis of product shipments, prescription trends, the amount of product in the distribution channel, and our interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, Medicaid rebates, and chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. To date, actual amounts have been generally consistent with our estimates.

Product Returns

During July 2007, we began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript. We sell Acthar to CuraScript at a discount from our list price. Gross product sales are recognized net of this discount upon receipt of the product by CuraScript. In April 2008, we announced the amendment to our distribution agreement with CuraScript, which became effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript customers is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days from when product is received by CuraScript. Under our distribution agreement with CuraScript, if the price of Acthar is reduced, CuraScript will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of Acthar is at our discretion. To date, there have been no such price reductions. We will supply replacement product to CuraScript on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories.

We issue credit memoranda or reimburse wholesalers or their customers for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda or reimbursement is equal to the sales value of the product returned and the estimated amount of such obligation is recorded as a liability within sales-related reserves with a corresponding reduction in gross product sales. This liability is reduced as the obligation is satisfied, with an offset to accounts receivable. The reserve for the sales value of expired product expected to be returned by wholesalers and their customers relates to estimated returns associated with our sales of Doral and our estimate of returns associated with sales of Acthar to wholesalers prior to our transition to CuraScript in July 2007. In estimating the return rate for expired product returned by wholesalers and their customers, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we change our reserve estimates as appropriate. A change in the rate of product returns would not have a material effect on our sales or operating income.

The following table summarizes the activity in the account associated with sales-related reserves for product returns under our credit memo policy:

	2008	2007	2006
	(In $000’s)

Balance at January 1	$1,307	$2,351	$1,709
Actual returns in current year related to sales from prior years	(1,261)	(1,571)	(835)
Actual returns in current year related to sales from current year	—	(86)	—
Current provision related to sales made in prior years	161	(86)	(194)
Current provision related to sales made in current year	11	699	1,671

Balance at December 31	$218	$1,307	$2,351

The decrease in the provision as of December 31, 2008 relates to the transition of Acthar distribution from multiple wholesalers to our sole specialty distributor. We provide credit to wholesalers and their customers and provide replacement product to our specialty distributor. As of December 31, 2008, $147,000 of the returns reserve related to the final product lots of Acthar shipped to wholesalers under our credit memorandum policy with product expiration dates in 2007.

Medicaid Rebates

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

The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the rebate amount per unit by the estimated rebate units to arrive at the estimated reserve for the period. This estimated reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to CuraScript. Our Acthar rebate amount per unit was approximately 65% of our price to our specialty distributor through August 26, 2007 and increased to 73% of our price to our specialty distributor during the fourth quarter ended December 31, 2007. Management believes that the information received from CuraScript related to prescription data and inventory levels is reliable, but we are unable to independently verify the accuracy of such data. The Medicaid rebates associated with end user demand for a period are paid to the states by the end of the quarter following the quarter in which the rebate estimated reserve is established. We routinely assess our experience with Medicaid rebates and adjust the reserves accordingly. Revisions in the Medicaid rebate estimates are charged to income in the period in which the information that gives rise to the revision becomes known. We consider a 2 to 3 percentage point variance to be a reasonably likely change in the percent of Medicaid rebates to related gross sales. A 2 to 3 percentage point change in the estimated rebate rate on our rebate accrual would lead to an approximate $1.0 million to $1.5 million effect on net sales and an approximate $0.9 million to $1.4 million effect on operating income in 2008.

In connection with the implementation of our new pricing strategy for Acthar, coupled with recent clarifications of the statute in July 2007 by program administrators, during 2007 we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates:

	2008	2007	2006
	(In $000’s)

Balance at January 1	$6,514	$377	$432
Actual Medicaid payments for sales made in prior year	(7,274)	(391)	(231)
Actual Medicaid payments for sales made in current year	(22,074)	(1,500)	(713)
Current Medicaid provision for sales made in prior year	760	14	(201)
Current Medicaid provision for sales made in current year	33,480	8,014	1,090

Balance at December 31	$11,406	$6,514	$377

The increase in the current Medicaid provision for sales made in the current year in 2008 and 2007 relates to the increased pricing level for Acthar effective August 27, 2007, which resulted in higher rebate amounts.

Government Chargebacks

Certain government-supported entities are permitted to purchase our products for a nominal amount from wholesalers and CuraScript. The wholesalers and CuraScript charge the significant discount back to us and reduce subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers. Chargebacks are generally applied by customers against their payments to us approximately 30 to 45 days after they have provided appropriate documentation to confirm their sale to a qualified government-supported entity. We routinely assess the chargeback estimates and adjust the reserves accordingly. Revisions in chargeback estimates are charged to income in the period in which the information that gives rise to the revision becomes known. A change in the chargeback estimates would not have a material effect on our sales or operating income.

The following table summarizes the activity in the account for sales-related reserves for government chargebacks:

	2008	2007	2006
	(In $000’s)

Balance at January 1	$222	$56	$32
Actual chargeback payments for sales made in prior year	(222)	(56)	(32)
Actual chargeback payments for sales made in current year	(3,231)	(2,997)	(270)
Current chargeback provision for sales made in prior year	—	—	—
Current chargeback provision for sales made in current year	3,395	3,219	326

Balance at December 31	$164	$222	$56

The increase in the current chargeback provision for sales made in the current year in 2008 and 2007 relates to the increased pricing level for Acthar effective August 27, 2007, which resulted in higher chargeback amounts.

Other

We have estimated that approximately 30% of our estimated Acthar end user unit demand is used by patients covered by Medicaid and other government related programs. Acthar gross sales were reduced by 28% to account for the estimated amount of Medicaid rebates and government chargebacks for the year ended December 31, 2008. A greater percentage of infants than adults are eligible for Medicaid which results in fewer MS patients than IS patients participating in the Medicaid program. As a result of the increased proportion of MS prescriptions in the fourth quarter of 2008, the rebate and chargeback amounts as a percentage of gross sales were lower as compared to the full year 2008.

At December 31, 2008 and 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2008	2007
	(In $000’s)

Medicaid rebates	$11,406	$6,514
Government chargebacks	164	222
Product returns — credit memoranda policy	218	1,307
Product returns — product replacement policy	37	31
Other	—	102

	$11,825	$8,176

Inventories

As of December 31, 2008 our net raw material and finished goods inventories totaled $2.5 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of product sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.

Intangible and Long-Lived Assets

As of December 31, 2008 our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.7 million related to our acquisition of Doral and $450,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of December 31, 2008 and 2007, no impairment had been indicated.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the year ended December 31, 2008 based on the historical term of our stock option awards. We estimated the expected term of stock options granted for the years ended December 31, 2007 and 2006 based on the simplified method provided in Staff Accounting Bulletin No. 107, Share-Based Payment. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.

Our net income for the year ended December 31, 2008 includes $3.9 million of share-based compensation expense related to employees and non-employee members of our board of directors, of which $2.1 million is related to our Employee Stock Purchase Plan (“ESPP”). Our net income for the year ended December 31, 2007 includes $1.8 million of share-based compensation expense related to employees and non-employee members of our board of directors. As of December 31, 2008, $4.7 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.5 years.

On February 29, 2008, our board of directors approved a reduction in the offering period of the ESPP from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of

500,000 shares to the ESPP. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by our board of directors on February 29, 2008, and April 16, 2008 and by our shareholders at our annual shareholders’ meeting on May 29, 2008. These plan changes to the ESPP were effective with the offering period that began on September 1, 2008 and could lead to lower expenses for the ESPP in future periods.

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

We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with Financial Interpretation No. 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FASB Technical Bulletin 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of December 31, 2008 and 2007, the estimated liability related to the Hayward facility totaled $1.2 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of December 31, 2008, we are obligated to pay rent on the Hayward facility of $3.4 million. Over the remaining term of the master lease we anticipate that we will receive approximately $1.5 million in sublease income to be used to pay a portion of our Hayward facility obligation.

We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2008, 2007 and 2006 we recognized total expense of $138,000, $1.0 million and $762,000, respectively, related to the Hayward facility.

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

We regularly assess the likelihood that we will be able to recover our deferred tax assets, which is ultimately dependent upon us generating future taxable income. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not considered more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Changes in the valuation allowance based on our assessment will result in an income tax benefit if the valuation allowance is decreased and an income tax expense if the valuation allowance is increased. Based on taxable income for 2007, cumulative taxable income for the three most recent years, and anticipated taxable income for 2008, we reversed the valuation allowance for deferred tax assets in 2007 that we believed would be recovered based on anticipated taxable income in 2008. In 2008, we reversed the remaining valuation allowance for deferred tax assets that we believe will be recovered based on anticipated taxable income in 2009 and future years. These reversals resulted in an income tax benefit of $15.9 million in 2007 and $5.2 million in 2008 which reduced our income tax expense. Any changes in the valuation allowance based upon our future assessment will result in an income tax expense if the valuation allowance is increased.

At December 31, 2008, we had federal and state net operating loss carryforwards of $9.9 million and $16.8 million, respectively, and federal and California research and development tax credits of $591,000 and $940,000, respectively. Federal net operating loss carryforwards totaling $9.9 million are subject to annual limitations and will be available from 2009 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce our 2009 taxable income. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2013 through 2026, if not utilized.

Utilization of the Company’s net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2008. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2008 before utilization.

We implemented the provisions of Financial Interpretation No. 48 as of January 1, 2007. This resulted in the reversal of fully reserved deferred tax assets totaling $315,000, which relate to uncertain tax positions, and the related valuation allowance. These unrecognized tax benefits, if recognized in full, would reduce our income tax expense by $315,000 and result in adjustments to other tax accounts, primarily deferred taxes. We had no increases or decreases in unrecognized tax benefits in 2007 and 2008 and do not currently expect any significant changes to our unrecognized tax benefits in 2009.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007:

Total Net Sales

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
	(In $000’s)

Net sales	$95,248	$49,768	$45,480	91%

Total net sales for the year ended December 31, 2008 increased $45.5 million, or 91%, from the year ended December 31, 2007. For the years ended December 31, 2008 and 2007 all net sales were in the neurology therapeutic area.

Net sales of Acthar for the year ended December 31, 2008 totaled $94.4 million as compared to $48.7 million during the same period in 2007. The increase in net sales resulted from a full year under the new Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. Effective June 1, 2008, the discounted sales price to CuraScript increased to $23,039 per vial based on a list price of $23,269 per vial. The list price prior to the new pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 5,830 Acthar units to our specialty distributor during the year ended December 31, 2008. This continued ordering coupled with a positive pattern of insurance reimbursement and rapid patient access to Acthar has resulted in a significant increase in our net sales. However, future Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government-supported entities, the FDA approval of a competitive product, and the reimbursement policies of insurance companies.

During 2008 we increased our sales effort related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. The increased sales effort resulted in positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS. Acthar net sales for MS as a percentage of total Acthar net sales increased in the fourth quarter of 2008 more than 50% as compared to the third quarter of 2008. In the fourth quarter of 2008, Acthar net sales for MS represented over 20% of total net sales for Acthar. There can be no guarantee that these positive growth trends will continue.

Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of seasonal usage and changes in inventory levels at specialty pharmacies and hospitals.

Acthar shipments may be impacted by seasonality as well as quarter to quarter fluctuations driven by the relatively small IS patient population. During 2008, Acthar shipments did not fluctuate significantly, except in February, November and December. However, since then, shipments have rebounded and are now trending above average. We believe these fluctuations are principally due to the low incidence of IS, as a relatively small number of cases can create meaningful fluctuations. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods.

As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, certain government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. We have estimated that approximately 30% of our estimated Acthar end user unit demand is used by patients covered by Medicaid and other government related programs. For the year ended December 31, 2008, Acthar gross sales were reduced by 28% to account for the estimated amount of Medicaid rebates and government chargebacks. A greater percentage of infants than adults are eligible for Medicaid which results in fewer MS patients than IS patients participating in the Medicaid program. As a result of the increased proportion of MS prescriptions in the fourth quarter of 2008, the rebate and chargeback amounts as a percentage of gross sales were lower as compared to the full year 2008.

Cost of Sales and Gross Profit

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
	(In $000’s)

Cost of sales	$7,304	$5,295	$2,009	38%
Gross profit	$87,944	$44,473	$43,471	98%
Gross margin	92%	89%

Cost of sales for the year ended December 31, 2008 increased $2.0 million from the year ended December 31, 2007. Cost of sales includes material cost, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Stability testing is required on each production lot of Acthar and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred. We incur a royalty of 3% on total net sales of Acthar to a third party and a royalty of 1% of annual net sales over $10.0 million to another third party.

The increase in cost of sales was due primarily to an increase of $1.8 million in royalties on Acthar due to the increase in net sales during the year ended December 31, 2008 as compared to the same period in 2007 and an increase of approximately $580,000 in distribution costs in the year ended December 31, 2008 as compared to the same period in 2007. These increases were partially offset by decreases in product stability testing and inventory obsolescence totaling approximately $515,000 in the year ended December 31, 2008 as compared to the same period in 2007. The gross margin was 92% for the year ended December 31, 2008, as compared to 89% for the year ended December 31, 2007. The increase in the gross margin in the year ended December 31, 2008 as compared to the same period in 2007 was due primarily to the increase in net sales resulting from a full year under the new Acthar pricing level implemented in August 2007.

Selling, General and Administrative

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
	(In $000’s)

Selling, general and administrative expense	$19,247	$17,662	$1,585	9%

Selling, general and administrative expense for the year ended December 31, 2008 increased $1.6 million as compared to the same period in 2007. The increase in selling, general and administrative expense was due primarily to an increase in share-based compensation expense and general costs associated with the support of our new Acthar strategy, offset in part by lower expenses associated with our Hayward facility and lower headcount related costs resulting from the reduction of our field organization in the second quarter of 2007.

We incurred a total non-cash charge of $3.9 million for SFAS No. 123(R) share-based compensation for the year ended December 31, 2008. Of this amount, $3.3 million was included in selling, general and administrative expenses, an increase of approximately $1.8 million as compared to the same period in 2007. The increase in share-based compensation expense in the year ended December 31, 2008 was primarily associated with our employee stock purchase plan. Of the total non-cash charge of $3.9 million in the year ended December 31, 2008 for share-based compensation expense, $2.1 million was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the 12-month offering period that began on September 1, 2007. This resulted in a significant increase in the non-cash SFAS No. 123(R) expense for that 12-month offering period. In February 2008, our board of directors approved a reduction in the offering period from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the plan. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the plan were approved by shareholders at our annual shareholders’ meeting on May 29, 2008. We estimate that these changes could reduce the non-cash SFAS No. 123(R) expense associated with our employee stock purchase plan beginning with the offering period that began on September 1, 2008.

General costs associated with the support of our Acthar strategy increased by approximately $1.2 million in the year ended December 31, 2008 as compared to general costs associated with our Acthar strategy incurred during the same period in 2007.

Expenses associated with our Hayward facility decreased by approximately $890,000 in the year ended December 31, 2008 as compared to the same period in 2007. The decrease is due primarily to the inclusion of losses totaling $646,000 in the year ended December 31, 2007 resulting from revisions of our estimate of our Hayward lease liability.

Headcount related costs included in selling, general and administrative expense, excluding share-based compensation, decreased by approximately $600,000 as compared to the same period in 2007. Selling, general and administrative expense for the year ended December 31, 2007 includes severance benefits and other associated costs related to the reduction of our field organization and the departure of our former Chief Executive Officer in the second quarter of 2007. As of December 31, 2008, we had 15 sales force representatives. In January 2009 we announced that we are increasing our sales force to 30 representatives in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. We anticipate completing this phase of our sales force expansion by the end of the first quarter of 2009. Depending upon the success of the first phase of our sales force expansion, a second phase of our sales force expansion to approximately 40 representatives could occur later in 2009.

Research and Development

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
		(In $000’s)

Research and development	$10,614	$4,758	$5,856	123%

Research and development expense for the year ended December 31, 2008 increased $5.9 million from the year ended December 31, 2007. Costs included in research and development relate primarily to costs related to the resubmission of our Acthar sNDA for IS to the FDA, our product development efforts, outside services related to medical and regulatory affairs, compliance activities, and costs associated with our medical science liaisons. The increase in research and development expenses was due primarily to an increase in costs related to our continued efforts to complete the resubmission of our sNDA for IS. Expenses related to the resubmission of our sNDA and product development increased approximately $3.5 million in the year ended December 31, 2008 as compared to the same period in 2007. Activities associated with our medical science liaisons contributed approximately $800,000 to the increase in research and development expenses in the year ended December 31, 2008 as compared to the prior year. These activities include the initiation of basic research funding for infantile spasms. Headcount related costs, excluding share-based compensation, increased by approximately $800,000 in the year ended December 31, 2008 as compared to the same period in 2007, due primarily to the addition of headcount during 2008. A non-cash charge of $590,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the year ended December 31, 2008, an increase of approximately $270,000 as compared to the same period in 2007.

Depreciation and Amortization

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
	(In $000’s)

Depreciation and amortization	$503	$498	$5	1%

Depreciation and amortization expense for the year ended December 31, 2008 was consistent with depreciation and amortization expense for the year ended December 31, 2007. Depreciation and amortization expense consist of depreciation expense related to property and equipment and amortization expense related to the Doral purchased technology. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

Other Income, net

	Years Ended
	December 31,			%
	2008	2007	(Decrease)	Change
	(In $000’s)

Other income, net	$1,150	$1,439	$(289)	(20)%

Other income, net for the year ended December 31, 2008 decreased $289,000 as compared to other income, net for the same period in 2007. The decrease was due primarily to the inclusion in the year ended December 31, 2007 of the gain on sale of product lines related to Emitasol, and the reversal of an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals, Inc. (“Shire”), as we determined that the amount would not be due to Shire under the agreement. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain of $448,000. The decreases were partially offset by increased interest income resulting from higher cash balances during the year ended December 31, 2008 as compared to the same period in 2007.

Income Before Income Taxes and Income Tax Expense (Benefit)

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
	(in $000’s)

Income before income taxes	$58,730	$22,994	$35,736	155%
Income tax expense (benefit)	$18,198	$(14,592)	$32,790	225%

Income tax expense for the year ended December 31, 2008 was $18.2 million as compared to an income tax benefit for the year ended December 31, 2007 of $14.6 million, or $0.21 per diluted share. The year ended December 31, 2008 includes a net tax benefit of $5.2 million, or $0.07 per diluted share. At December 31, 2007 we established a valuation allowance of $5.2 million for deferred tax assets related to $9.9 million of our federal net operating loss carryforwards, $591,000 of federal research and development credit carryforwards, $458,000 of California research and development credit carryforwards, and other state temporary differences, as it was not considered more likely than not as of December 31, 2007 that we would be able to utilize these tax assets to offset future taxable income. The net tax benefit is due to the reversal of this valuation allowance, as we determined in 2008 that, based on anticipated taxable income in 2009 and future years, it was more likely than not that our deferred tax assets at December 31, 2008 would be realized.

For the year ended December 31, 2007, we were able to use our net operating loss carryforwards to offset the majority of our 2007 taxable income. In addition, based on taxable income in the third and fourth quarters of 2007, cumulative taxable income for the three most recent years ended December 31, 2007 and anticipated taxable income for 2008, we determined in the fourth quarter of 2007 that it was more likely than not that some of our deferred tax assets at December 31, 2007 would be realized. Accordingly, we reversed the valuation allowance for such deferred tax assets at December 31, 2007 and recorded an income tax benefit of $15.9 million for the year ended December 31, 2007. This amount was offset by $1.3 million of current tax expense for the federal and California alternative minimum tax (“AMT”) and other state income taxes. The utilization of the tax loss carryforwards to offset our 2007 taxable income is limited in the calculation of AMT and as a result we recorded a current tax expense for AMT for the year ended December 31, 2007.

At December 31, 2008, we had federal and state net operating loss carryforwards of $9.9 million and $16.8 million, respectively, and federal and California research and development tax credits of $591,000 and $940,000, respectively. Federal net operating loss carryforwards totaling $9.9 million are subject to annual limitations and will be available from 2009 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce our 2009 taxable income. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2013 through 2026, if not utilized.

Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2008. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2008 before utilization.

Net Income

	Years Ended
	December 31,			%
	2008	2007	Increase	Change
	(In $000’s)

Net income	$40,532	$37,586	$2,946	8%

For the year ended December 31, 2008, we had net income of $40.5 million as compared to net income of $37.6 million for the year ended December 31, 2007, an increase of $2.9 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar. The increase was partially offset by income tax expense of $18.2 million in the year ended December 31, 2008 as compared to the $14.6 million net income tax benefit for the year ended December 31, 2007.

Series A Preferred Stock Dividend and Distribution

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(in $000’s)

Deemed dividend on Series A Preferred Stock	$5,267	$—	$5,267	—%
Allocation of undistributed earnings to Series A Preferred Stock	$—	$1,137	$(1,137)	(100)%

The deemed dividend resulted from the repurchase of our Series A Preferred Stock in February 2008. On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). As of December 31, 2007, the Series A Preferred Stock had a carrying amount of $5.1 million as reflected on the accompanying Consolidated Balance Sheet. The deemed dividend represents the difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value of the Series A Preferred Stock. The repurchase transaction had no income tax impact.

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

Net Income Applicable to Common Shareholders

	Years Ended
	December 31,			%
	2008	2007	Decrease	Change
	(in $000’s)

Net income applicable to common shareholders	$35,265	$36,449	$(1,184)	(3)%

For the year ended December 31, 2008, we had net income applicable to common shareholders of $35.3 million, or $0.49 per fully diluted share, as compared to net income applicable to common shareholders of $36.4 million, or $0.51 per fully diluted share for the year ended December 31, 2007, a decrease of $1.2 million. The decrease resulted primarily from income tax expense of $18.2 million in the year ended December 31, 2008 as compared to the income tax benefit of $14.6 million in the prior year, and the deemed dividend on the repurchased Series A Preferred Stock. The $5.3 million reduction to net income related to the deemed dividend on the repurchased Series A Preferred Stock reduced fully diluted earnings per share applicable to common shareholders by $0.07.

Year ended December 31, 2007 compared to year ended December 31, 2006:

Total Net Sales

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Net sales	$49,768	$12,788	$36,980	289%

Total net sales for the year ended December 31, 2007 increased $37.0 million, or 289%, from the year ended December 31, 2006. For the years ended December 31, 2007 and 2006 all net product sales were in the neurology therapeutic area.

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

Acthar shipments may be impacted by seasonality as well as quarter to quarter fluctuations driven by the relatively small IS patient population. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods.

As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients and certain government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Acthar gross sales were reduced by 24% and 18% to account for the estimated amount of Medicaid rebates and government chargebacks for the fourth quarter and year ended December 31, 2007, respectively.

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

Cost of Sales and Gross Profit

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Cost of sales	$5,295	$3,000	$2,295	77%
Gross profit	$44,473	$9,788	$34,685	354%
Gross margin	89%	77%

Cost of sales for the year ended December 31, 2007 increased $2.3 million from the year ended December 31, 2006. The increase in cost of sales was due primarily to an increase of $1.4 million in royalties on Acthar due to the increase in net sales during the year ended December 31, 2007 as compared to the same period in 2006. Increases of $308,000 in product stability testing and $254,000 in distribution costs also contributed to the increase in cost of sales in the year ended December 31, 2007 as compared to the same period in 2006. The gross margin was 89% for the year ended December 31, 2007, as compared to 77% for the year ended December 31, 2006. The increase in the gross margin in the year ended December 31, 2007 as compared to the same period in 2006 was due primarily to the increase in net sales resulting from the new Acthar pricing level implemented in August 2007.

Selling, General and Administrative

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Selling, general and administrative expense	$17,662	$17,282	$380	2%

Selling, general and administrative expense for the year ended December 31, 2007 was consistent with selling, general and administrative expense for the same period in 2006. Increased share-based compensation expense, costs associated with the reduction of our field organization and the departure of our former Chief Executive Officer and an increase in management compensation were offset by lower sales and marketing headcount related costs resulting primarily from the reduction of our field organization in the second quarter of 2007.

We incurred a total non-cash charge of $1.8 million for SFAS No. 123(R) share-based compensation for the year ended December 31, 2007. Of this amount, $1.5 million was included in selling, general and administrative expenses, an increase of $523,000 as compared to the same period in 2006. For the year ended December 31, 2007, management bonuses related primarily to our 2007 profitable results contributed to a $757,000 increase in bonus expense as compared to the same period in 2006. We recorded $272,000 of severance and other associated costs in the second quarter of 2007 related to the departure of our former Chief Executive Officer in May 2007. In addition, during the second quarter of 2007 we reduced our field organization from 45 sales representatives to 10 product service consultants and 3 medical science liaisons and incurred a one-time expense of $451,000 for severance benefits and other associated costs. Sales and marketing headcount related costs for the year ended December 31, 2007 decreased by approximately $1.6 million as compared to the same period in 2006 due primarily to the reduction of our field organization in the second quarter of 2007.

Research and Development

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
		(In $000’s)

Research and development	$4,758	$3,033	$1,725	57%

Research and development expense for the year ended December 31, 2007 increased $1.7 million from the year ended December 31, 2006. The costs included in research and development related primarily to our product development efforts, outside services related to medical and regulatory affairs, compliance activities, costs associated with our medical science liaisons, and our preliminary evaluation of additional product development opportunities. The increase in research and development was due primarily to the addition of our clinical and development leadership team during the fourth quarter of 2006 and our medical science liaisons in the second quarter of 2007. Headcount related costs increased by approximately $1.3 million in the year ended December 31, 2007 as compared to the same period in 2006. An increase totaling approximately $333,000 for regulatory fees and patent-related legal fees also contributed to the increase as compared to the same period in 2006.

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

Other Income, net

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(In $000’s)

Other income, net	$1,439	$734	$705	96%

Other income, net for the year ended December 31, 2007 increased by $705,000 from the year ended December 31, 2006. The increase was due primarily to the reversal of an accrual of $248,000 in June 2007 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire, as we determined that the amount would not be due to Shire under the agreement, and a gain on sale of product rights related to Emitasol. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in net proceeds of $448,000. Under the terms of the agreement, we may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals. In addition, interest income for the year ended December 31, 2007 increased by $155,000 from the year ended December 31, 2006 due primarily to higher cash balances.

Income Before Income Taxes and Income Tax Expense (Benefit)

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(in $000’s)

Income (loss) before income taxes	$22,994	$(10,109)	$33,103	327%
Income tax expense (benefit)	$(14,592)	$—	$14,592	—%

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

As of December 31, 2006, we had federal and state net operating loss carryforwards of $101.4 million and $34.6 million, respectively. We also had federal and California research and development tax credits of approximately $1.9 million and $1.1 million, respectively. During 2007, we conducted a study based on historical changes in equity ownership, corporate valuations, and tax filings to determine if the utilization of any of these net operating loss carryforwards or research and development tax credits were subject to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes through December 31, 2007. This study concluded that $68.8 million of our federal net operating loss carryforwards, all of our state net operating loss carryforwards, $748,000 of our federal research and development tax credits, and all of our California research and development tax credits were available to reduce future taxable income. After offsetting our taxable income for the year ended December 31, 2007, we had remaining federal and state net operating loss carryforwards of $39.3 million and $17.4 million, respectively, and federal and California research and development tax credits of $748,000 and $1.1 million, respectively. Of these amounts, $29.4 million and $17.4 million of federal and state net operating loss carryforwards, respectively, and $157,000 and $180,000 of federal and California research and development credits, respectively, are available to reduce our 2008 taxable income. However, we established a valuation allowance of $5.2 million at December 31, 2007 for deferred tax assets related to $9.9 million of our federal net operating loss carryforwards, $591,000 of federal research and development credit carryforwards, $458,000 of California research and development credit carryforwards, and other state temporary differences, as it was not considered more likely than not as of December 31, 2007 that we would be able to utilize these tax assets to offset future taxable income.

Net Income (Loss)

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
		(In $000’s)

Net income	$37,586	$(10,109)	$47,695	472%

For the year ended December 31, 2007, we had net income of $37.6 million as compared to a net loss of $10.1 million for the year ended December 31, 2006, an increase of $47.7 million. The increase resulted primarily from the implementation of our new strategy and business model for Acthar in August 2007 and the $14.6 million net income tax benefit.

Allocation of Undistributed Earnings to Series A Preferred Stock

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
	(in $000’s)

Allocation of undistributed earnings to Series A Preferred Stock	$1,137	$—	$1,137	—%

The $1.1 million allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2007 represented an allocation of a portion of our fiscal year 2007 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This is an accounting allocation only based on relative share holdings and was not an actual distribution or obligation to distribute a portion of our fiscal year 2007 net income to the Series A stockholder. Net loss was not allocated to the Series A Preferred Stock for the year ended December 31, 2006 as the Series A Preferred Stock did not have a contractual obligation to share in our losses.

Net Income (Loss) Applicable to Common Shareholders

	Years Ended
	December 31,			%
	2007	2006	Increase	Change
		(in $000’s)

Net income (loss) applicable to common shareholders	$36,449	$(10,109)	$46,558	461%

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

Liquidity and Capital Resources

During 2008 and 2007, we generated $63.5 million and $10.1 million in cash from operations, respectively, resulting from the implementation of our new strategy and business model for Acthar. Prior to the implementation of our new Acthar strategy, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005.

On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of our common stock on February 19, 2008.

On February 29, 2008, our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through December 31, 2008, we had repurchased 3,490,900 common shares under our stock repurchase plan for $15.6 million, at an average price of $4.46 per share. In addition, we completed two repurchases outside of our stock repurchase plan. On August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

In April 2008, we announced the amendment of our distribution agreement with CuraScript. The amendment was effective on June 1, 2008. Under the amended agreement, the payment terms were reduced from 60 days to 30 days. The reduction in payment terms reduced our accounts receivable balance and generated a one-time increase in our cash balance during the third quarter of 2008 of approximately $10 million.

	Years Ended December 31,
Liquidity and Capital Resources	2008	2007	2006
	(In $000’s)

Cash, cash equivalents and short-term investments	$55,451	$30,212	$18,425
Accounts receivable, net	10,418	23,639	1,783
Working capital	59,272	57,153	17,506
Cash provided by/(used in):
Operating activities	63,509	10,066	(9,728)
Investing activities	(27,249)	(11,288)	(554)
Financing activities	(38,917)	1,224	5,781

At December 31, 2008, we had cash, cash equivalents and short-term investments of $55.5 million compared to $30.2 million at December 31, 2007. At December 31, 2008, our working capital was $59.3 million compared to $57.2 million at December 31, 2007. The increase in our working capital was principally due to increases in our cash, cash equivalents and short-term investments of $25.2 million and prepaid taxes of $3.3 million, offset by a decrease in accounts receivable of $13.2 million, a decrease of $8.6 million in our current deferred tax assets, and decreases in sales-related reserves and accounts payable totaling $6.1 million. The increase in our cash, cash equivalents and short-term investments balance primarily reflects the $63.5 million in cash provided by our operations, offset in part by $45.9 million used to repurchase our Series A Preferred Stock and common stock. The decrease in accounts receivable reflects primarily the reduction in payment terms under our amended agreement with CuraScript, which generated a one-time decrease in our accounts receivable during the third quarter of 2008 of approximately $10 million.

Cash and cash equivalents were $13.3 million as of December 31, 2008 and $15.9 million as of December 31, 2007 and 2006. Cash and cash equivalents exclude our short-term investments of $42.2 million, $14.3 million and $2.5 million as of December 31, 2008, 2007 and 2006, respectively. The primary changes in our operating, investing and financing cash flows related to cash and cash equivalents are described below.

Operating Cash Flows

Net cash of $63.5 million was provided by operating activities for the year ended December 31, 2008, primarily a result of a full year under our new Acthar strategy. Primary factors contributing to the net operating cash flows included our net income of $40.5 million for the year ended December 31, 2008, and a decrease in accounts receivable of $13.2 million generated primarily by the reduction in CuraScript’s payment terms from 60 days to 30 days. Other factors contributing to the net operating cash flows include an increase of $3.6 million in sales reserves due primarily to increases in our reserve for Medicaid rebates, a decrease of $4.6 million in total deferred tax assets, and $4.1 million in non-cash share-based compensation. These factors were partially offset by an increase in prepaid taxes and a decrease in income taxes payable totaling $4.6 million.

Net cash of $10.1 million was provided by operating activities for the year ended December 31, 2007 as a result of the implementation of our new strategy and business model for Acthar in August 2007. Primary factors contributing to the net operating cash flows included our net income of $37.6 million for the year ended December 31, 2007, an increase of $5.4 million in sales reserves due primarily to increases in our reserve for Medicaid rebates, increases totaling $1.9 million for accrued compensation and other accrued liabilities, and $1.8 million in non-cash share-based compensation were partially offset by an increase in accounts receivable of $21.9 million and a $15.9 million increase in our total deferred tax assets.

Net cash of $9.7 million was used in operating activities for the year ended December 31, 2006. Primary factors contributing to the use of cash in operations included our net loss of $10.1 million for the year ended December 31, 2006, the increase in accounts receivable of $1.1 million and the increase in inventories of $1.4 million, offset by $1.2 million in non-cash share-based compensation, $316,000 in depreciation and amortization, the $649,000 increase in accounts payable and a $602,000 increase in other non-current liabilities resulting from obligations associated with our Hayward lease.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2008 was $27.2 million. The net cash used in investing activities resulted primarily from net purchases of short-term investments of $27.2 million.

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

Net cash used in investing activities for the year ended December 31, 2006 was $554,000. In May 2006, we acquired Doral from MedPointe (now Meda Pharmaceuticals). As consideration for the rights to Doral in the U.S., we paid MedPointe $2.5 million in cash upon the closing of the transaction and $1.5 million in December 2006 after the approval of an alternative source to manufacture and supply the active ingredient for Doral. Cash used to acquire Doral was offset by $3.7 million in net maturities of our short-term investments.

Financing Cash Flows

Net cash of $38.9 million was used by financing activities for the year ended December 31, 2008. We completed the repurchase of the outstanding Series A Preferred Stock for cash consideration of $10.3 million in February 2008. In addition, we repurchased a total of 7,490,900 shares of our common stock for $35.6 million under both our board-approved stock repurchase plan and repurchases made outside of our stock repurchase plan. We received a total of $2.2 million for the issuance of common stock related to the exercise of stock options and for the issuance of common stock pursuant to the employee stock purchase plan. Net cash from financing activities was increased by $4.8 million in excess tax benefits from share-based compensation plans representing primarily the benefit of tax deductions in excess of share-based compensation expense.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three years ended December 31, 2008.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008. This table does not include potential milestone payments and assumes non-termination of agreements.

	Payments Due by Period
		1 Year		3 to 5	After 5
	Total	or Less	1 to 3 Years	Years	Years
	(In $000’s)

Minimum payments remaining under operating leases(1)	$5,146	$1,595	$2,730	$821	$—
Purchase orders and obligations(2)	300	150	150	—	—

Total contractual cash obligations	$5,446	$1,745	$2,880	$821	$—

(1)	As of December 31, 2008 we leased two buildings with lease terms expiring in 2011 and 2012. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2008 was approximately $705,000. We lease our headquarters in Union City, California, with 23,000 square feet of office space under a lease agreement that expires in 2011. Annual rent payments for 2009 for this facility are $592,000. We also lease a 30,000 square foot facility in Hayward, California under a lease agreement that expires in 2012. We do not occupy this facility and subleased 5,000 and 25,000 square feet of the facility effective November 1, 2007 and February 1, 2008, respectively. These subleases cover a portion of our lease commitment and all of our insurance, taxes and common area maintenance. We anticipate that we will receive $376,000 in 2009 as sublease income to be used to pay a portion of our 2009 Hayward facility annual rent expense of $839,000.

(2)	Represents our obligations as of December 31, 2008 for which the goods have not yet been received or the services have not yet been rendered. The amount relates to an agreement with BioVectra dcl dated January 22, 2008.

Additional Payments

We have entered into a development and license agreement which contains provisions for payment on completion of certain development, regulatory and sales milestones. Due to uncertainty concerning when and if the milestones may be completed, we have not included these potential future obligations in the above table.

In November 2006, we initiated a clinical development program under our IND application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand, a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. QSC-001 would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. We would be obligated to make milestone payments upon the achievement of certain development milestones including, but not limited to, the filing of a New Drug Application (“NDA”), the approval of an NDA, and attainment of certain levels of sales. Such potential future milestone payments total $3.3 million. We are currently seeking a partner to complete development of this product so that our research and development resources can be focused on pursuing the numerous potential growth opportunities for Acthar that have recently been identified.

Indemnifications

As permitted under California law and in accordance with its Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Employment Agreements

We have entered into employment agreements with our corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Equity Transactions

On February 29, 2008, our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through December 31, 2008, we had repurchased 3,490,900 common shares under our stock repurchase plan for $15.6 million, at an average price of $4.46 per share. In addition, we completed two repurchases outside of our stock repurchase plan. On August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

In early March 2009, we repurchased 1,344,900 shares of our common stock at an average price of $5.04 per share, for a total purchase price of $6.8 million under our stock repurchase program approved by our board of directors in February 2008.

On February 29, 2008, our board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the ESPP. In addition, our board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by shareholders at our annual shareholders’ meeting on May 29, 2008.

In May and June 2008, a total of 348,228 shares of our common stock were issued upon the cashless net exercise of 475,248 warrants in accordance with the terms of the warrants. As of December 31, 2008, we no longer have any warrants outstanding.

On February 19, 2008, we repurchased all of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of our common stock on February 19, 2008. The existence of the Series A Preferred Stock created a complex capital structure that limited our flexibility in developing a long-term strategy and required us to take into consideration the interest of the preferred stockholder. For example, among other rights associated with the Series A Preferred Stock, the Series A Preferred Stock was convertible into 2,155,715 shares of common stock, had a $10 million liquidation preference, and required us to obtain the holder’s separate approval in the event of a merger transaction.

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

In January 2006 we made a total cash payment of $7.8 million to redeem our outstanding Series B Preferred Stock, pursuant to our notice to our Series B stockholders in November 2005. The redemption and conversion of the Series B Preferred Stock eliminated the Series B Preferred Stock from our capital structure and with it the Series B cash dividend obligation of 10% in each of 2006 and 2007 and 12% thereafter, the Series B liquidation preference and the Series B restrictive covenants. The Series B stockholders retained warrants to purchase 3,025,921 shares of our common stock at $0.9412 per share that were acquired by the Series B stockholders in connection with their purchase of the Series B Preferred Stock. In April and May 2006, 1,647,440 shares of our common stock were issued upon the cashless net exercise of 2,889,925 warrants issued to certain Series B stockholders.

Cash Requirements

Based on our internal forecasts and projections, we believe that our cash resources at December 31, 2008 will be sufficient to fund operations through at least December 31, 2009.

Our future funding requirements beyond 2009 will depend on many factors, including: the timing and extent of product sales; returns of expired product; strategic transactions, if any; licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors.

Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements.

FSP FAS 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We do not expect that the adoption of FSP FAS 157-2 will have a material impact on our financial position and results of operations.

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

Market Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and aim to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. None of our investments are in auction rate securities. Our investments include money market accounts, commercial paper, government-sponsored enterprises and corporate and municipal bonds.

The table below presents the amounts of our investment portfolio as of December 31, 2008 and 2007, and related average interest rates of our investment portfolio for the years ended December 31, 2008 and 2007.

		Fair Value
		December 31,
	2008	2008
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$55,451	$55,451
Average interest rate	2.43%	—

		Fair Value
		December 31,
	2007	2007
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$30,212	$30,212
Average interest rate	4.87%	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.
CONTENTS

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. Odenberg Ullakko Muranishi & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information for our executive officers is set forth below.

Don M. Bailey, 63, President and CEO, joined the Company’s Board of Directors in May 2006. Mr. Bailey was appointed our interim President in May 2007. Mr. Bailey was appointed our President and Chief Executive Officer in November 2007. Mr. Bailey is currently the non-executive Chairman of the Board of STAAR Surgical Company. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the Chairman of the Board of Comarco, Inc. from 1998 until 2007 and was employed by Comarco, Inc., where he served as its Chief Executive Officer from 1991 to 2000. Mr. Bailey has been Chairman of the Board of STAAR since April 2005. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University.

Stephen L. Cartt, 46, Executive Vice President, Corporate Development, joined the Company in March 2005. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Mr. Cartt holds a B.S. degree from the University of California at Davis in biochemistry, and an M.B.A. from Santa Clara University.

Steven C. Halladay, Ph.D., 61, Senior Vice President, Clinical and Regulatory Affairs, joined the Company in October 2006. Prior to joining the Company, Dr. Halladay served as Vice President, Clinical and Regulatory Affairs of Durect Corporation from September 2002 to October 2006. Prior to joining Durect, Dr. Halladay served as Senior Executive Vice President of Clingenix, Inc. from 2000 to 2002 and as President and Chief Executive Officer of its wholly-owned subsidiary, Research Services, Inc. from 1995 to 2001. Dr. Halladay holds a B.S. from Southern Utah

University in zoology, an M.S. from the University of Arizona in toxicology and a doctorate of Philosophy from the University of Arizona Medical Center in clinical pharmacology.

David J. Medeiros, 57, Senior Vice President, Pharmaceutical Operations, joined the Company in June 2003 as Vice President, Manufacturing. Prior to joining the Company, Mr. Medeiros served as Senior Director, Manufacturing at Titan Pharmaceuticals, Inc. from November 2000 to June 2003. Mr. Medeiros holds a B.S. degree in chemical engineering from San Jose State University, a Master’s degree in chemical engineering from University of California, Berkeley and an M.B.A. from the University of California at Berkeley.

Gary M. Sawka, 62, Senior Vice President, Finance and Chief Financial Officer, joined the Company in September 2008. From February 2007 to April 2008, Mr. Sawka served as the Chief Financial Officer and Designated Responsible Individual of Tripath Technology, Inc., a former NASDAQ-listed fabless semiconductor company, during its Chapter 11 reorganization and its reverse merger. From August 2006 to February 2007, he served as a consulting Chief Financial Officer to Tripath Technology, Inc. From 2002 to 2006, Mr. Sawka worked as a financial consultant for several NASDAQ-listed companies. From 2000 to 2001, he served as Executive Vice President and Chief Financial Officer of ePlanning Securities, a national, representative-owned, independent FINRA Broker / Dealer. During the period from 1984 to 2002, Mr. Sawka served as Vice President and Chief Financial Officer of Tvia, Inc.(OTC: TVIA.PK), a fabless semiconductor company, PrimeSource Corporation, an international container leasing company specializing in high service leases, and Itel Containers International Corporation, at that time, the world’s largest international container leasing company. Since May 2007, Mr. Sawka has served on the Board of Directors of CAI International, Inc. (NYSE: CAP) an international container leasing and management company, where he is a member of the Audit and Compensation Committees and Chairs the Corporate Governance and Nominating Committee. Mr. Sawka has an M.B.A. from Harvard University Graduate School of Business Administration and a B.S. in Accounting from the University of Southern California.

The information related to Questcor’s Directors required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated in this report by reference.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2008:

	Number of		Number of Shares
	Shares to be	Weighted-	Remaining Available for
	Issued Upon	Average Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Shares
	Options	Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	5,092,552	$2.34	3,309,911
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	5,092,552	$2.34	3,309,911

The remaining information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements.  Our financial statements and the Reports of Independent Registered Public Accounting Firm are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules.  The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

(c) Exhibits

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2	.2(21)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.4(3)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(4)	Amended and Restated Bylaws of the Company, dated as of March 5, 2008.
4	.2(5)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(6)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(7)	1992 Employee Stock Option Plan, as amended.**
10	.3(8)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**
10	.5(9)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

Exhibit
Number		Description

10	.6(9)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(10)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.8(11)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.9(11)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.13(5)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(5)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.15(5)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.17(3)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.21(12)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10	.23(13)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10	.25(14)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10	.27(15)	2004 Non-Employee Directors’ Equity Incentive Plan.**
10	.30(16)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**
10	.31(16)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**
10	.36(17)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.37(18)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.**
10	.38(18)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.**
10	.39(18)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.**
10	.40(19)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.44(20)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**
10	.45(22)	2006 Equity Incentive Award Plan.**
10	.46(23)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.47(23)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.48(23)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10	.50(24)	Offer of Employment Letter Agreement between the Company and Steven Halladay dated October 13, 2006.**
10	.51(24)	Change-in-Control Letter Agreement between the Company and Steven Halladay dated October 16, 2006.**
10	.52(24)	Severance Letter Agreement between the Company and Steven Halladay dated October 16, 2006.**
10	.58(25)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**
10	.60(25)	Amended Change of Control Letter Agreement between the Company and George M. Stuart dated February 13, 2007.**
10	.62(25)	Amended Change of Control Letter Agreement between the Company and Steven Halladay dated February 13, 2007.**

Exhibit
Number		Description

10	.63(25)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**
10	.65(26)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.66(27)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**
10	.68(28)	Form of Option Agreement for Director Options.
10	.69(28)	Form of Option Agreement for Committee Options.
10	.70(29)	Amended and Restated 2003 Employee Stock Purchase Plan.**
10	.71(30)	Transition Agreement between the Company and George M. Stuart dated July 31, 2008.**
10	.72(31)	Stock Purchase Agreement, by and between the Company and Chaumiere Consultadoria & Servicos SDC Unipessoal L.D.A., dated August 13, 2008.
10	.73(32)	Stock Purchase Agreement, by and between the Company and Inverlochy Consultadoria & Servicos L.D.A., dated September 3, 2008.
10	.74*	Redemption Agreement, by and between the Company and Shire Pharmaceuticals, Inc., dated February 19, 2008.
10	.75*	Severance Letter Agreement between the Company and Gary M. Sawka dated September 10, 2008.**
10	.76*	Offer of Employment Letter Agreement between the Company and Gary M. Sawka dated September 9, 2008.**
10	.77*	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**
10	.78*	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**
23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K on March 5, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed on April 10, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2006, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 20, 2007, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2008, and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Definitive Proxy on Schedule 14A filed on April 21, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2008, and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2008, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ DON M. BAILEY
Don M. Bailey
President and Chief Executive Officer

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON M. BAILEY Don M. Bailey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ GARY SAWKA Gary Sawka	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman	March 16, 2009

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	March 16, 2009

/s/ STEPHEN C. FARRELL Stephen C. Farrell	Director	March 16, 2009

/s/ DAVID YOUNG David Young	Director	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. Also as discussed in Note 1 to the consolidated financial statements, the Company adopted on January 1, 2007 the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.

We have audited Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Questcor Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Questcor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California

March 12, 2009

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,282	$15,939
Short-term investments	42,169	14,273

Total cash, cash equivalents and short-term investments	55,451	30,212
Accounts receivable, net of allowance for doubtful accounts of $62 and $57 at December 31, 2008 and 2007, respectively	10,418	23,639
Inventories, net	2,459	2,365
Prepaid income taxes	3,316	—
Prepaid expenses and other current assets	1,101	778
Deferred tax assets	6,252	14,879

Total current assets	78,997	71,873
Property and equipment, net	450	522
Purchased technology, net	3,669	3,967
Goodwill	299	299
Deposits and other assets	710	744
Deferred tax assets	5,021	1,043

Total assets	$89,146	$78,448

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,302	$1,777
Accrued compensation	1,896	1,945
Sales-related reserves	11,825	8,176
Income taxes payable	—	1,330
Other accrued liabilities	1,702	1,492

Total current liabilities	19,725	14,720
Lease termination and deferred rent liabilities	1,500	1,869
Other non-current liabilities	29	7
Commitments and contingencies (see Note 9)
Preferred stock, no par value, 7,500,000 shares authorized; none and 2,155,715 Series A shares issued and outstanding at December 31, 2008 and 2007, respectively (aggregate liquidation preference of $10,000 at December 31, 2007)	—	5,081
Shareholders’ equity:
Common stock, no par value, 105,000,000 shares authorized; 65,970,653 and 70,118,166 shares issued and outstanding at December 31, 2008 and 2007, respectively	84,028	108,387
Accumulated deficit	(16,405)	(51,670)
Accumulated other comprehensive income	269	54

Total shareholders’ equity	67,892	56,771

Total liabilities, preferred stock and shareholders’ equity	$89,146	$78,448

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$95,248	$49,768	$12,788
Cost of sales (exclusive of amortization of purchased technology)	7,304	5,295	3,000

Gross profit	87,944	44,473	9,788
Operating expenses:
Selling, general and administrative	19,247	17,662	17,282
Research and development	10,614	4,758	3,033
Depreciation and amortization	503	498	316

Total operating expenses	30,364	22,918	20,631

Income (loss) from operations	57,580	21,555	(10,843)
Other income:
Interest income	1,064	762	607
Other income, net	11	229	127
Gain on sale of product lines	75	448	—

Total other income	1,150	1,439	734

Income (loss) before income taxes	58,730	22,994	(10,109)
Income tax expense (benefit)	18,198	(14,592)	—

Net income (loss)	40,532	37,586	(10,109)
Deemed dividend on Series A preferred stock	5,267	—	—
Allocation of undistributed earnings to Series A preferred stock	—	1,137	—

Net income (loss) applicable to common shareholders	$35,265	$36,449	$(10,109)

Net income (loss) per share applicable to common shareholders:
Basic	$0.52	$0.53	$(0.18)

Diluted	$0.49	$0.51	$(0.18)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	67,761	69,131	56,732

Diluted	71,350	70,915	56,732

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

							Accumulated
							Other	Total
	Series A Preferred Stock		Common Stock		Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Deficit	Gain (Loss)	Equity
	(In thousands, except share amounts)

Balances at January 1, 2006	2,155,715	$5,081	54,461,291	$90,576	$(5)	$(79,147)	$(2)	$11,422
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	127,811	1,154	—	—	—	1,154
Amortization of deferred compensation	—	—	—	—	5	—	—	5
Issuance of common stock pursuant to employee stock purchase plan	—	—	513,571	348	—	—	—	348
Issuance of common stock upon exercise of stock options	—	—	572,191	521	—	—	—	521
Issuance of common stock upon cashless exercise of warrant	—	—	1,647,440	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	18,500	12	—	—	—	12
Issuance of common stock in stock offering, net of issuance costs	—	—	11,400,000	12,741	—	—	—	12,741
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(10,109)	—	(10,109)

Total comprehensive loss	—	—	—	—	—	—	—	(10,106)

Balances at December 31, 2006	2,155,715	5,081	68,740,804	105,352	—	(89,256)	1	16,097
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	—	1,811	—	—	—	1,811
Issuance of common stock pursuant to employee stock purchase plan	—	—	401,025	263	—	—	—	263
Issuance of common stock upon exercise of stock options	—	—	821,510	833	—	—	—	833
Issuance of common stock upon cashless exercise of warrants	—	—	89,837	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	135,996	128	—	—	—	128
Cancellation of unvested restricted stock	—	—	(71,006)	—	—	—	—	—
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	53	53
Net income	—	—	—	—	—	37,586	—	37,586

Total comprehensive loss	—	—	—	—	—	—	—	37,639

Balances at December 31, 2007	2,155,715	5,081	70,118,166	108,387	—	(51,670)	54	56,771
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	233,296	4,119	—	—	—	4,119
Issuance of common stock pursuant to employee stock purchase plan	—	—	803,616	494	—	—	—	494
Issuance of common stock upon exercise of stock options	—	—	2,109,133	1,667	—	—	—	1,667
Issuance of common stock upon cashless exercise of warrants	—	—	348,228	—	—	—	—	—
Repurchase of Series A Preferred Stock	(2,155,715)	(5,081)	—	—	—	(5,267)	—	(5,267)
Repurchase of common stock	—	—	(7,490,900)	(35,571)	—	—	—	(35,571)
Cancellation of unvested restricted stock	—	—	(145,809)	—	—	—	—	—
Cancellation of shares related to tax liability	—	—	(5,077)	—	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	—	—	4,932	—	—	—	4,932
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	—	215	215
Net income	—	—	—	—	—	40,532	—	40,532

Total comprehensive income	—	—	—	—	—	—	—	40,747

Balances at December 31, 2008	—	$—	65,970,653	$84,028	$—	$(16,405)	$269	$67,892

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows From Operating Activities
Net income (loss)	$40,532	$37,586	$(10,109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	4,119	1,811	1,154
Deferred income taxes	4,649	(15,922)	—
Amortization of investments	(456)	(387)	—
Depreciation and amortization	503	498	316
Gain on sale of product lines	(75)	(448)	—
Loss on disposal of equipment	—	12	—
Income tax benefit realized from share-based compensation plans	4,932	—	—
Excess tax benefit from share-based compensation plans	(4,841)	—	—
Other	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	13,221	(21,856)	(1,058)
Inventories	(94)	600	(1,388)
Prepaid income taxes	(3,316)	—	—
Prepaid expenses and other current assets	(323)	33	(101)
Accounts payable	2,525	(377)	649
Accrued compensation	(49)	926	310
Sales-related reserves	3,649	5,392	203
Income taxes payable	(1,330)	1,330	(200)
Other accrued liabilities	210	971	(111)
Other non-current liabilities	(347)	(103)	602

Net cash provided by (used in) operating activities	63,509	10,066	(9,728)

Cash Flows From Investing Activities
Acquisition of purchased technology	—	(300)	(4,086)
Purchase of short-term investments	(69,613)	(27,995)	(10,136)
Proceeds from the sale and maturities of short-term investments	42,388	16,650	13,790
Purchase of property, equipment and leasehold improvements	(133)	(69)	(205)
Net proceeds from sale of product lines	75	448	—
Changes in deposits and other assets	34	(22)	83

Net cash used in investing activities	(27,249)	(11,288)	(554)

Cash Flows From Financing Activities
Issuance of common stock in stock offering, net	—	—	12,741
Issuance of common stock and warrants	2,161	1,224	881
Repurchase of Series A preferred stock	(10,348)	—	—
Repurchase of common stock	(35,571)	—	—
Redemption of Series B preferred stock	—	—	(7,841)
Excess tax benefit from share-based compensation plans	4,841	—	—

Net cash provided by (used in) financing activities	(38,917)	1,224	5,781

Increase (decrease) in cash and cash equivalents	(2,657)	2	(4,501)
Cash and cash equivalents at beginning of year	15,939	15,937	20,438

Cash and cash equivalents at end of year	$13,282	$15,939	$15,937

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4	$—	$—

Cash paid for income taxes	$13,232	$—	$193

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Questcor Pharmaceuticals, Inc. (the “Company”) markets H.P. Acthar Gel (repository corticotropin injection), an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of nephrotic syndrome. H. P. Acthar Gel (“Acthar”) is not indicated for, but is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. The Company also markets Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. The Company acquired the rights to Doral in the United States in May 2006.

In August 2007, the Company announced its Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance the Company’s product development programs and ensure that the Company become economically viable. Since the adoption of the strategy, the Company has expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and has established a group of product service consultants and medical science liaisons to work with healthcare providers who administer Acthar. Because the Company is now economically viable, the Company has significantly improved its ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care, despite the deterioration of the current U.S. economic environment. The Company has been working closely with the neurology community to identify promising new projects for which it can provide needed financial support. The Company is providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. The Company is also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar.

Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, nephrotic syndrome and many other conditions with an inflammatory component. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. The Company is continuing to pursue a Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) to add the treatment of IS to the list of approved indications on the Acthar label. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if the Company is successful in obtaining FDA approval for the IS indication, the Company will also qualify for tax credits for certain clinical testing expenses and for a seven-year exclusivity period during which the FDA is prohibited from approving any other ACTH formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar.

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company classifies available-for-sale debt instruments with original maturities at the date of purchase of greater than three months as short-term investments.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, such securities are written down to fair value and the loss is charged to net realized losses on investments. There is significant judgment in the determination of when an other-than-temporary decline in value has occurred. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of December 31, 2008, none of the Company’s investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the years ended December 31, 2008, 2007 and 2006. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the accompanying Consolidated Statements of Operations, in Other Income.

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

	December 31,
% of Accounts Receivable	2008	2007

CuraScript	99%	97%
Wholesaler A	—%	—%
Wholesaler B	—%	—%
Wholesaler C	—%	—%
Other customers	1%	3%

	100%	100%

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
% of Gross Product Sales	2008	2007	2006

CuraScript	99%	80%	—%
Wholesaler A	—%	7%	36%
Wholesaler B	—%	6%	28%
Wholesaler C	—%	3%	27%
Other customers	1%	4%	9%

	100%	100%	100%

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets consist of goodwill and purchased technology. The goodwill was generated from a 1999 merger and purchased technology relates to the direct costs associated with the acquisition of Doral in May 2006. Goodwill is not amortized, but instead is tested for impairment at least annually or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Any impairment loss recognized will be charged to operations. Purchased technology associated with the acquisition of products is stated at cost and amortized over the estimated sales life of the product. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. The costs related to the acquisition of Doral are being amortized over an estimated life of 15 years. Further details related to the acquisition of Doral are provided in Note 4 — Product Acquisitions.

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

Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, and effective October 10, 2008, the Company adopted FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active, except as it applies to nonfinancial assets and nonfinancial liabilities subject to FSP FAS 157-2. Adoption of the provisions of this standard did not have a material effect on the Company’s consolidated financial position. The Company’s cash equivalents and short-term available-for-sale investments are carried at fair value and the Company makes estimates regarding the valuation of these assets measured at fair value in preparing its consolidated financial statements (see Note 5 — Investments, for fair value disclosures).

Revenue Recognition

Product sales are recognized upon shipment of product, provided the title to the product has been transferred at the point of shipment. If the title to the product transfers at the point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company’s reported sales are net of estimated reserves for returns for credit, government chargebacks, Medicaid rebates, and payment discounts. The Company estimates reserves for product returns from its specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment on the Company’s sales of Doral. The Company estimates its reserves by utilizing historical information and data obtained from external sources.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of the Company’s reserves for product returns, government chargebacks, and Medicaid rebates. The Company believes that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, the Company’s product returns, government chargebacks, and Medicaid rebates could differ significantly from its estimates because the Company’s analysis of product shipments, prescription trends, the amount of product in the distribution channel, and its interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from the Company’s estimates, or if the Company’s customers fail to adhere to its expired product returns policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have generally been consistent with the Company’s estimates.

During July 2007, the Company began utilizing CuraScript, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript. The Company sells Acthar to CuraScript at a discount from the Company’s list price. Gross product sales are recognized net of this discount upon receipt of the product by CuraScript. In April 2008, the Company announced the amendment of its distribution agreement with CuraScript, which became effective on June 1, 2008. Under the new terms, the discount provided by the Company to CuraScript is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript customers is unchanged. The amount of the discount to CuraScript is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days from when product is received by CuraScript. Under the Company’s distribution agreement with CuraScript, if the price of Acthar is reduced, CuraScript will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acthar is at the Company’s discretion. To date, there have been no such price reductions. The Company sells Doral to wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals. The Company does not require collateral from its customers.

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

The Company issues credit memoranda for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda is equal to the sales value of the product returned and the estimated amount of such credit memoranda is recorded as a liability with a corresponding reduction in gross product sales. This reserve is reduced as credit memoranda are issued, with an offset to accounts receivable. The reserve for the sales value of expired product expected to be returned by wholesalers and their customers relates to estimated returns associated with our sales of Doral and our estimate of returns associated with sales of Acthar to wholesalers prior to our transition to CuraScript in July 2007. In estimating the return rate for expired product returned by wholesalers and their customers, the Company primarily analyzes historical returns by product and return merchandise authorizations. The Company also considers current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. The Company believes that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but the Company is unable to independently verify the accuracy of such data. The Company routinely assesses its historical experience including customers’ compliance with its product return policy, and the Company changes its reserve estimates as appropriate.

As required by federal regulations, the Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s a) estimated historical rebate percentage adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during the period as follows:

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

The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales during a period and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period. The Company’s Acthar rebate amount per unit was approximately 65% of its price to its specialty distributor through August 26, 2007 and increased to 73% of its price to its specialty distributor during the fourth quarter ended December 31, 2007. Effective January 1, 2008, the amount the Company rebates for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than its price to its specialty distributor.

In connection with the implementation of the Company’s new pricing strategy for Acthar, coupled with clarifications of the statute in July 2007 by program administrators, the Company initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with its regulatory legal counsel, the Company prospectively modified how it determines its rebate amount per unit to conform with the statute. The

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

Certain government-supported entities are permitted to purchase the Company’s products for a nominal amount from wholesalers and CuraScript. The wholesalers and CuraScript charge the significant discount back to the Company and reduce subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by its largest customers. Chargebacks are generally applied by customers against their payments to the Company approximately 30 to 45 days after the customers have provided appropriate documentation to confirm their sale to a qualified government-supported entity.

For sales of Doral, the Company grants payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

At December 31, 2008 and 2007, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2008	2007

Product returns — credit memoranda policy	$218	$1,307
Product returns — product replacement policy	37	31
Medicaid rebates	11,406	6,514
Government chargebacks	164	222
Other	—	102

	$11,825	$8,176

Shipping and Handling Costs

Shipping and handling costs are included in Cost of Sales in the accompanying Consolidated Statements of Operations.

Research and Development

The costs included in research and development relate primarily to costs associated with the Company’s resubmission of its Acthar sNDA for IS to the FDA, product development efforts, outside services related to medical and regulatory affairs, compliance activities, and costs associated with the Company’s medical science liaisons. Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Income (Loss) Per Share Applicable to Common Shareholders

The Company calculates net income (loss) per share applicable to common shareholders in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”) and

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emerging Issues Task Force (“EITF”) 03-06, Participating Securities and the Two-Class Method Under SFAS 128 (“EITF No. 03-06”). SFAS No. 128 and EITF No. 03-06 together require the presentation of “basic” net income (loss) per share and “diluted” net income (loss) per share. Basic net income (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company’s Series A Preferred Stock was a participating security for periods prior to its repurchase on February 19, 2008 (see Note 10 — Preferred Stock and Shareholders’ Equity). As a result, the Company allocated a portion of net income for the year ended December 31, 2007 to its Series A Preferred Stock on a pro rata basis. Net loss has not been allocated to the Series A Preferred Stock for the year ended December 31, 2006 as the Series A Preferred Stock did not have a contractual obligation to share in the losses of the Company. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income (loss) per share applicable to common shareholders, net income (loss) applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

The following table presents the amounts used in computing basic and diluted net income (loss) per share applicable to common shareholders for the years ended December 31, 2008, 2007 and 2006 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income (loss) per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2008	2007	2006

Net income (loss) applicable to common shareholders	$35,265	$36,449	$(10,109)

Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	67,761	69,131	56,732
Effect of dilutive potential common shares:
Stock options	3,434	1,660	—
Warrants and placement agent unit options	136	118	—
Restricted stock	19	6	—

Diluted	71,350	70,915	56,732

Net income (loss) per share applicable to common shareholders:
Basic	$0.52	$0.53	$(0.18)

Diluted	$0.49	$0.51	$(0.18)

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the years ended December 31, 2008 and 2007 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2008	2007

Stock options	1,093	3,851
Restricted stock	197	53
Series A Preferred Stock	294	2,156
Warrants and placement agent unit options	—	270

Had the Company been in a net income position for the year ended December 31, 2006, the calculation of diluted net income per share applicable to common shareholders would have included, if dilutive, the effect of the outstanding 8,217,315 stock options, nonvested restricted stock awards of 127,811 common shares, 2,155,715 shares of Series A Preferred Stock, and 741,614 warrants and placement agent unit options.

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital (“APIC”) pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The Company estimated the expected term of stock options granted for the year ended December 31, 2008 based on the historical term of its stock option awards. The estimated expected term of stock options granted for the years ended December 31, 2007 and 2006 was based on the simplified method provided in Staff Accounting Bulletin No. 107. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the Company’s share-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company’s non-cash share-based compensation expense related to employees and non-employee members of the Company’s board of directors totaled $3.9 million, $1.8 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchases

The Company accounts for common stock repurchases by charging the cost of shares acquired to the common stock account in the Consolidated Statements of Preferred Stock and Shareholders’ Equity.

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.

The Company regularly assesses the likelihood that it will be able to recover its deferred tax assets, which is ultimately dependent on the Company generating future taxable income. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not considered more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Changes in the valuation allowance based on the Company’s assessment will result in an income tax benefit if the valuation allowance is decreased and an income tax expense if the valuation allowance is increased. Based on taxable income for 2007, cumulative taxable income for the three most recent years, and anticipated taxable income for 2008, the Company reversed the valuation allowance for deferred tax assets in 2007 that the Company believed would be recovered based on anticipated taxable income in 2008. In 2008, the Company reversed the remaining valuation allowance for deferred tax assets that the Company believes will be recovered based on anticipated taxable income in 2009 and future years. These reversals resulted in an income tax benefit of $15.9 million in 2007 and $5.2 million in 2008 which reduced the Company’s income tax expense. Any changes in the valuation allowance based upon the Company’s future assessment will result in an income tax expense if the valuation allowance is increased.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). Implementation of FIN No. 48 resulted in the Company reversing certain fully deferred tax assets totaling $315,000 and the related valuation allowance (see Note 11 — Income Taxes).

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the accompanying Consolidated Statements of Preferred Stock and Shareholders’ Equity.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Segment Information

The Company has determined that it operates in one business segment.

For the years ended December 31, 2008, 2007 and 2006 all net sales were in the neurology therapeutic area.

Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP FAS 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not expect that the adoption of FSP FAS 157-2 will have a material impact on its consolidated financial position and results of operations.

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

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-1 will have a material impact on its consolidated financial position and results of operations.

2.	Sale of Product Lines

In June 2008, the Company divested a non-core development stage product which resulted in net proceeds of $75,000. Under the terms of the agreement, the Company may receive a royalty on product sales as well as future payments based on the achievement of certain clinical and commercial goals. The gain from this sale is included in Gain on Sale of Product Lines in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

In June 2007, the Company divested its non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain and net proceeds of $448,000. Under the terms of the agreement, the Company may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals. The gain from this sale was included in Gain on Sale of Product Lines in the Consolidated Statements of Operations for the year ended December 31, 2007.

3.	Product Development

In November 2006, the Company initiated a clinical development program under its IND application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand, a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. QSC-001 would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. The Company owns the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. The Company would be obligated to make milestone payments totaling up to $3.3 million upon the achievement of certain development milestones. Through December 31, 2008, no milestone payments have been made. During the third quarter of 2008, the Company completed formulation development of QSC-001. The Company is currently seeking a partner to complete development of this product.

4.	Product Acquisitions

In May 2006, the Company purchased the rights in the United States to Doral from MedPointe Healthcare Inc (“MedPointe”) (now Meda Pharmaceuticals) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia. The Company made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to the Company’s receipt of written notification from the FDA of the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, the Company acquired the finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. (“IVAX”) on net sales of Doral. In January 2007, the Company made a cash payment of $300,000 to IVAX to eliminate the royalty obligation. MedPointe is obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Medpointe to supply Doral for an initial term of three years. The supply agreement may be extended for an additional term of three years upon the written consent of both parties prior to the end of the initial term. The Company commenced shipments in late May 2006. The Company accounted for the Doral product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. The Company attributed $4.4 million, which included acquisition costs of $129,000 and the $300,000 payment to eliminate the royalty obligation, to purchased technology, and $42,000 to inventory.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

5.	Investments

A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value

December 31, 2008
Cash equivalents	$10,293	$—	$—	$10,293

Short-term investments:
Commercial paper	$7,830	$59	$—	$7,889
Government-sponsored enterprises	30,309	210	—	30,519
Municipal bonds	3,762	—	(1)	3,761

	$41,901	$269	$(1)	$42,169

December 31, 2007
Cash equivalents	$15,750	$—	$—	$15,750

Short-term investments:
Commercial paper	$11,916	$55	$—	$11,971
Corporate bonds	2,303	—	(1)	2,302

	$14,219	$55	$(1)	$14,273

The amortized cost and fair value of available-for-sale securities at December 31, 2008, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated Fair
	Cost	Value

Due in one year or less	$48,432	$48,701
Due after one through two years	3,762	3,761

Total available-for-sale securities	$52,194	$52,462

The net realized gains on sales of available-for-sale investments was $268,000 for the year ended December 31, 2008. The net realized gains on sales of available-for-sale investments were not significant for the years ended December 31, 2007 and 2006. As of December 31, 2008, the average contractual maturity of the Company’s short-term investments was approximately eight months.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. The SFAS No. 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted market prices in active markets; (Level 2) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable debt securities at fair value. The Company’s fair market value measurements utilize either quoted prices in active markets (“Level 1”) or prices using readily observable inputs (“Level 2”) for all its short-term investments, and are as a result valued at either the Level 1 or Level 2 fair value hierarchy as defined in SFAS No. 157.

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents:  Cash equivalents primarily consist of highly rated money market funds with maturities of one year or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, the Company considers all cash equivalents as Level 1 inputs.

Short-term available-for-sale investments at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with SFAS No. 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. While the Company utilizes multiple third party pricing services to obtain fair value, it generally obtains one price for each individual security. The Company performs monthly analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The analyses include a review of month to month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security. The Company also reviews the fair value hierarchy classification. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at December 31, 2008 (in thousands):

	Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$10,293	$10,293	$—	$—
Commercial paper	7,889	—	7,889	—
Government-sponsored enterprises	30,519	—	30,519	—
Municipal bonds	3,761	—	3,761	—

Total	$52,462	$10,293	$42,169	$—

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on the Company’s results of operations or shareholders’ equity.

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007

Raw materials	$2,056	$1,987
Finished goods	432	387
Less allowance for excess and obsolete inventories	(29)	(9)

	$2,459	$2,365

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007

Laboratory equipment	$8	$8
Manufacturing equipment	666	648
Office equipment, furniture and fixtures	1,155	1,085
Leasehold improvements	408	408

	2,237	2,149
Less accumulated depreciation and amortization	(1,787)	(1,627)

	$450	$522

Depreciation and amortization expense for property and equipment totaled $205,000, $200,000 and $195,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

8.	Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	December 31,
	2008	2007

Purchased technology	$4,386	$4,386
Less accumulated amortization	(717)	(419)

	$3,669	$3,967

Purchased technology at December 31, 2008 and 2007 consists of the Company’s acquisition costs for Doral (see Note 4 — Product Acquisitions). Amortization expense for purchased technology totaled $298,000, for each of the years ended December 31, 2008 and 2007, and $121,000 for the year ended December 31, 2006.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill consists of the following (in thousands):

	December 31,
	2008	2007

Goodwill	$1,023	$1,023
Less accumulated amortization	(724)	(724)

	$299	$299

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill on an annual basis for impairment. The fair value is compared to the carrying value of the Company’s net assets including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2008 and 2007, the Company determined that goodwill was not impaired. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment test.

9.	Indemnifications, Commitments and Contingencies

Indemnifications

The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2008 and 2007.

Employment Agreements

The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Leases

The Company leases office facilities under various operating lease agreements, with remaining terms that extend to November 2012. The Company has also entered into automobile and office equipment leases, with remaining terms that extend to March 2011. Minimum future obligations under the leases as of December 31, 2008 are as follows (in thousands):

				Automobile
	Union City	Hayward		and Office	Operating
	Office	Office	Sublease	Equipment	Leases
Year Ending December 31,	Lease	Lease	Income	Leases	Total

2009	$592	$839	$(376)	$164	$1,219
2010	616	870	(385)	122	1,223
2011	155	902	(397)	65	725
2012	—	816	(375)	5	446
2013	—	—	—	—	—
Thereafter	—	—	—	—	—

	$1,363	$3,427	$(1,533)	$356	$3,613

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment at its 30,000 square foot Hayward, California facility. Due to the termination of the Company’s then existing drug discovery programs, the space and equipment were no longer needed. In May 2001, the sublessee of the Hayward facility subleased and fully occupied the entire 30,000 square foot facility after the Company relocated to its current facility in Union City, California. The sublease expired in July 2006. The Company’s master lease on the Hayward facility expires in November 2012. The Company has the ultimate obligation under the master lease for the Hayward facility. The Company determined that there was no loss associated with the Hayward facility when it initially subleased the space as the Company expected cash inflows from the sublease to exceed its rent cost over the term of the master lease. However, the Company reevaluated this in 2005 when the sublessee notified the Company that it would not be renewing the sublease beyond July 2006. As a result, the Company computed a loss on the sublease in the fourth quarter of 2005 in accordance with Financial Interpretation No. 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FASB Technical Bulletin 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment.

The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. As of December 31, 2008, the Company is obligated to pay rent on the Hayward facility of $3.4 million over the remaining term of the master lease. The Company anticipates that it will receive approximately $1.5 million in sublease income to be used to pay a portion of its Hayward facility obligation. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2008, 2007 and 2006, the Company recognized total expense of $138,000, $1.0 million and $762,000, respectively, related to the Hayward facility. As of December 31, 2008 and 2007, the estimated liability related to the Hayward facility totaled $1.2 million and $1.6 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.

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

Rent expense for facility, equipment and automobile leases totaled $705,000, $954,000 and $911,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company (see Note 16 — Subsequent Events).

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments

The Company has an agreement with BioVectra dcl to produce the active pharmaceutical ingredient used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar active pharmaceutical ingredient during the term. The agreement terminated on December 31, 2007 and was extended in January 2008 through December 2010. At December 31, 2008, the Company’s remaining commitment under the amended agreement is $300,000.

10.	Preferred Stock and Shareholders’ Equity

Preferred Stock

Pursuant to its Amended and Restated Articles of Incorporation (“Articles of Incorporation”), the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series. The Articles of Incorporation authorize the issuance of Preferred Stock in classes and the board of directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions. As of December 31, 2008, the Company no longer has any shares of Series A Preferred Stock outstanding. As of December 31, 2007, the Company had outstanding 2,155,715 shares of Series A Preferred Stock that were held by Shire Pharmaceuticals Ltd. (“Shire”). On February 19, 2008, the Company completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008. The Series A Preferred Stock had a carrying value of $5.1 million. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value was accounted for as a deemed dividend and reduced the Company’s net income in the determination of net income applicable to common shareholders in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008. The Series A Preferred Stock was entitled to receive dividends concurrently with the common stock, if any, as may be declared from time to time by the board of directors out of assets legally available therefrom. The Series A Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which each share of Series A Preferred Stock could be converted on the record date. Each share of Series A Preferred Stock was convertible, at the option of the holder of such share, into one share of common stock, subject to adjustments for stock splits, stock dividends or combinations of outstanding shares of common stock. The Series A Preferred Stock had a liquidation preference equal to $4.64 per share plus all declared and unpaid dividends payable upon the occurrence of a liquidation, consolidation, merger or the sale of substantially all of the Company’s stock or assets. The Company excluded the Series A Preferred Stock from total shareholders’ equity due to the nature of the liquidation preference of the Series A Preferred Stock. During the year ended December 31, 2007 the Company allocated $1.1 million of undistributed earnings to Series A Preferred Stock. The amount represented an allocation of a portion of the Company’s net income for the year ended December 31, 2007 to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. No income was allocated for the year ended December 31, 2006 as the Company incurred a net loss of $10.1 million and the Series A Preferred Stock did not have a contractual obligation to share in the Company’s losses. This is an accounting allocation only based on relative share holdings and was not an actual distribution or obligation to distribute a portion of the Company’s net income to the Series A preferred stockholder.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through December 31, 2008, the Company had repurchased 3,490,900 common shares under its stock repurchase plan for $15.6 million, at an average price of $4.46 per share. In addition, the Company completed two repurchases outside of its stock repurchase plan. On August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, the Company completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

In early March 2009, the Company repurchased 1,344,900 shares of its common stock at an average price of $5.04 per share, for a total purchase price of $6.8 million under its stock repurchase program approved by the Company’s board of directors in February 2008.

During the year ended December 31, 2008, 348,228 shares of the Company’s common stock were issued upon the cashless net exercise of 475,248 warrants in accordance with the terms of the warrants. During the year ended December 31, 2007, warrants to purchase 135,996 shares of the Company’s common stock were exercised for cash and 89,837 shares of the Company’s common stock were issued upon the cashless net exercise of 101,812 placement agent unit options, in accordance with the terms of the placement agent unit options. During the year ended December 31, 2007, 2,694 warrants and 25,864 placement agent unit options expired. During the year ended December 31, 2006, warrants to purchase 18,500 shares of the Company’s common stock were exercised for cash and 1,647,440 shares of the Company’s common stock were issued upon the cashless net exercise of 2,889,925 warrants in accordance with the terms of the warrants issued to certain former Series B preferred stockholders.

In December 2006, the Company sold 10,510,000 shares of its common stock to unaffiliated institutional investors at a purchase price of $1.20 per share and 890,000 shares of its common stock to certain insiders of the Company at a purchase price of $1.45 per share (see Note 12 — Related Party Transactions). The net offering proceeds were approximately $12.7 million after deducting placement agency fees and offering expenses. All of the shares were offered by the Company under an effective shelf registration statement previously filed with the Securities and Exchange Commission.

Warrants Outstanding

The Company had no warrants outstanding at December 31, 2008.

Equity Incentive Plans and Share-Based Compensation Expense

The Company had the following share-based equity incentive plans during the years ended December 31, 2008, 2007 and 2006: the 2006 Equity Incentive Award Plan that provides for the grant of equity incentives to

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees, members of the Company’s board of directors, and consultants; the 1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of the Company’s board of directors, and consultants; the 2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These plans are more fully described below.

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

The Employee Stock Purchase Plan (“ESPP”) provides for eligible employees to make payroll deductions of 1% to 15% of their earnings to purchase the Company’s common stock during an offering period. The purchase price of the common stock is the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on a purchase date within the offering period. Purchase dates are February 28, May 31, August 31, and November 30. Effective with new offerings in 2006 through the offering that ended August 31, 2008, an offering period had a term of twelve months, subject to a reset feature designated under the ESPP. Under the reset feature, if the fair market value of the Company’s common stock on a purchase date during the offering period is lower than the fair market value on the offering date of that same offering period, the offering period will be automatically terminated following the purchase of shares on the purchase date and a new offering period will commence on the next day after the purchase date. Prior to 2006, an offering period was twenty-four months, subject to the reset feature. In May 2006, the Company’s shareholders approved an amendment to the ESPP to increase the total number of shares authorized for issuance from 900,000 shares to 2,400,000 shares. On February 29, 2008, the Company’s board of directors approved a reduction in the offering period of the ESPP from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, the Company’s board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by the Company’s board of directors on February 29, 2008, and April 16, 2008 and by its shareholders at the Company’s annual shareholders’ meeting

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on May 29, 2008. These plan changes to the ESPP were effective with the offering period that began on September 1, 2008.

As described in Note 1, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the years ended December 31, 2008, 2007 and 2006 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of sales	$—	$5	$6
Selling, general and administrative	3,351	1,488	965
Research and development	590	322	56

Total share-based compensation expense	3,941	1,815	1,027
Tax benefit related to share-based compensation expense	(483)	—	—

Net effect on net income	$3,458	$1,815	$1,027

Share-based compensation cost related to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The pre-vesting forfeiture rate was estimated based on historical data. As of December 31, 2008, $4.7 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2008, $49,000 of total unrecognized compensation cost related to the Company’s ESPP is expected to be recognized through February 2009, which represents the end of the current offering period. Prior to 2008, no tax benefit was recognized related to share-based compensation expense since the Company had a history of net operating losses.

The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors included in the total share-based compensation expense recorded by the Company for the years ended December 31, 2008 and 2007 was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term for the year ended December 31, 2008 was based on the historical term of the Company’s stock option awards. The expected term for the years ended December 31, 2007 and 2006 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006

Expected volatility	84-86%	82-86%	90-98%
Weighted average volatility	86%	85%	94%
Risk-free interest rate	1.3-3.2%	3.6-4.9%	4.6-5.1%
Expected term (in years)	4.2-4.4	6.25	6.25
Expected dividend yield	0	0	0

The fair value of the option element related to employees’ purchases under the Employee Stock Purchase Plan included in the total share-based compensation expense recorded by the Company for the years ended December 31, 2008, 2007 and 2006 was estimated using the Black-Scholes option valuation model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Years Ended December 31,
	2008	2007	2006

Expected volatility	68-81%	65-151%	70-98%
Weighted average volatility	79%	133%	81%
Risk-free interest rate	1-2.8%	3.2-5.0%	4.6-5.1%
Expected term (in years)	0.30-0.74	0.25-1.0	0.25-1.0
Expected dividend yield	0	0	0

The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors during the years ended December 31, 2008, 2007 and 2006 was $3.42, $0.82 and $0.97, respectively. The weighted average fair value of each option element under the Company’s ESPP was $3.52, $1.09 and $0.31 for the years ended December 31, 2008, 2007 and 2006, respectively.

Net cash proceeds from the exercise of stock options were $1.7 million, $833,000 and $521,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash proceeds from the issuance of common stock under the ESPP totaled $494,000, $263,000 and $348,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Shares issued through the ESPP totaled 803,616, 401,025 and 513,571 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company distributes newly issued shares in exchange for the net cash proceeds when stock options are exercised and shares are purchased under the ESPP. The Company has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Stock	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Outstanding at December 31, 2005	6,402,074	$0.76
Granted	3,080,750	1.23
Exercised	(572,191)	0.91
Forfeited or expired	(731,318)	1.47

Outstanding at December 31, 2006	8,179,315	$0.86	8.02	$5,416
Granted	2,379,250	1.09
Exercised	(821,510)	1.00
Forfeited or expired	(4,134,630)	0.90

Outstanding at December 31, 2007	5,602,425	$0.92	7.70	$27,365
Granted	1,634,500	5.27
Exercised	(2,109,133)	0.81
Forfeited or expired	(35,240)	3.50

Outstanding at December 31, 2008	5,092,552	$2.34	7.56	$35,491

Vested and exercisable at December 31, 2008	2,382,017	$1.08	6.53	$19,596

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2008, 2007 and 2006 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $13.1 million, $2.1 million, and $353,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2007 and 2006, options to purchase 3,096,865 shares and 3,051,293 shares, respectively, of common stock were exercisable.

The fair value of restricted stock is calculated under the intrinsic value method. A summary of restricted stock outstanding as of December 31, 2007 and changes during the year ended December 31, 2008 are as follows:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock	Value

Nonvested shares at December 31, 2007	42,603	$1.69
Granted	233,296	5.10
Vested	(14,201)	1.69
Forfeited or expired	(145,809)	5.10

Nonvested shares at December 31, 2008	115,889	$4.26

During the years ended December 31, 2008, there were no options granted to consultants. During the years ended December 2007 and 2006, there were 11,000 and 136,833 options granted to consultants, respectively. These options are re-measured as they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period of services received. For the years ended December 31, 2008, 2007 and 2006 the Company recorded an increase or (decrease) in compensation expense related to these options of $205,000, ($3,500) and $129,000, respectively.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2008

Outstanding stock options	5,092,552
Future grant under equity incentive award plans	2,750,536
Future sale under the employee stock purchase plan	559,375

8,402,463

11.	Income Taxes

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$10,766	$590	$—
State	2,783	740	—

	13,549	1,330	—

Deferred:
Federal	5,327	(14,129)	—
State	(678)	(1,793)	—

	4,649	(15,922)	—

Total income tax expense (benefit)	$18,198	$(14,592)	$—

For the year ended December 31, 2008, the Company realized tax benefits of $4.9 million from the exercise of non-qualified stock options and early dispositions of stock acquired by employees through the exercise of incentive stock options and purchases under the employee stock purchase plan. These tax benefits resulted from tax deductions which were in excess of amounts previously recognized as expense. These tax benefits reduced current income taxes payable and deferred income taxes and were recorded as an increase in shareholders’ equity in the Company’s Consolidated Statement of Preferred Stock and Shareholders’ Equity. During the years ended December 31, 2007 and 2006 the Company did not recognize any tax benefits related to stock option exercises and stock purchases, since these deductions did not reduce the Company’s taxes payable as a result of its net operating loss carryforwards.

A reconciliation between the U.S. statutory tax rate and the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

Tax at U.S. statutory rate	35.0%	35.0%	(34.0)%
State income taxes, net	3.6	2.1	(5.6)
Change in valuation allowance	(8.8)	(101.0)	38.2
Other	1.2	0.4	1.4

Effective tax rate	31.0%	(63.5)%	—%

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s positive earnings trend commencing in 2007 and continuing in 2008, and anticipated taxable income in future years, the Company reversed its valuation allowances for deferred tax assets by $15.9 million in 2007 and the remaining $5.2 million in 2008, and recorded a corresponding income tax benefit which reduced the Company’s income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes, as well as net operating loss and tax credit carryforwards. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax liabilities:
Goodwill and purchased intangibles	$100	$105

Deferred tax assets:
Net operating loss carryforwards	4,913	14,358
Research and development credits	1,049	1,387
Sales-related reserves	4,585	3,381
Other, net	826	2,081

Total deferred tax assets	11,373	21,207
Valuation allowance	—	(5,180)

Net deferred taxes	$11,273	$15,922

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence, the Company believes that it is “more likely than not” that some or all of its deferred tax assets will not be realized. Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon the Company generating future taxable income. Changes in the valuation allowance based on the Company’s assessment will result in an income tax benefit if the valuation allowance is decreased, and an income tax expense if the allowance is increased. Based on taxable income for 2007, cumulative taxable income for the three most recent years and anticipated taxable income for 2008, the Company reversed the valuation allowance for deferred tax assets in 2007 that it believed would be recovered based on anticipated taxable income in 2008. In 2008, the Company reversed the remaining valuation allowance for deferred tax assets that it believes will be recovered based on anticipated taxable income in 2009 and future years. The Company’s valuation allowance decreased by $5.2 million and $35.1 million for the years ended December 31, 2008 and 2007, respectively, and increased by $3.4 million for the year ended December 31, 2006. The reduction in the valuation allowance for the year ended December 31, 2007 includes the reversal of $11.2 million in fully reserved deferred tax assets primarily related to federal net operating loss carryforwards that will not be available prior to their expiration as a result of federal ownership change limitations.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of $9.9 million and $16.8 million, respectively, and federal and California research and development tax credits of $591,000 and $940,000, respectively. Federal net operating loss carryforwards totaling $9.9 million are subject to annual limitations and will be available from 2009 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce the Company’s 2009 taxable income.

At December 31, 2008, $2.2 million of the federal and state net operating loss carryforwards represent tax deductions in years prior to 2008 resulting from employee stock option exercises and stock purchases for which a tax benefit will be recorded in shareholders’ equity when realized. Under SFAS No. 123(R), tax benefits associated

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these tax deductions may only be recognized to the extent that they reduce taxes payable, at which time the tax benefit is recorded as an increase in shareholders’ equity.

The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2013 through 2026, if not utilized. Utilization of the Company’s net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2008. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2008 before utilization.

The Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. As a result of implementing the provisions of FIN No. 48, the Company reversed certain fully reserved deferred tax assets related to uncertain tax benefits totaling $315,000 and the related valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended
	December 31,
	2008	2007

Balance at beginning of year	$315	$315
Additions based on tax positions related to the current year	—	—
Reductions for tax positions of prior years	—	—

Balance at end of year	$315	$315

The unrecognized tax benefits, if recognized in full, would reduce the Company’s income tax expense by $315,000 and result in adjustments to other tax accounts, primarily deferred taxes. The Company does not currently expect any significant changes to the unrecognized tax benefits in 2009. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. To date, the Company has not used the unrecognized tax benefits to reduce any of its past tax obligations. As a result, the Company had no accrual for the payment of interest and penalties related to the unrecognized tax benefits at January 1, 2007, nor was any amount of interest and penalties recognized during the years ended December 31, 2007 and 2008. As of December 31, 2008, the Company’s tax returns were subject to future examination in the U.S. federal and various state tax jurisdictions for tax years 1993 through 2008, due to net operating losses that are being carried forward.

12.	Related Party Transactions

In December 2006, the Company sold 890,000 shares of its common stock to certain insiders of the Company at a purchase price of $1.45 per share, which represented the average closing price of the Company’s common stock over the five day period up to and including the date of the offering. Use of such average price was authorized by the American Stock Exchange and was deemed to equal the Company’s per share market value. Broadwood Partners, L.P., a fund controlled by Neal C. Bradsher, a member of the Company’s board of directors, purchased 200,000 shares and Paolo Cavazza, a controlling shareholder of Sigma-Tau, purchased 690,000 shares. Sigma-Tau beneficially owned approximately 21% of the Company’s outstanding common stock as of December 31, 2006. The Company also sold 10,510,000 shares of its common stock to unaffiliated institutional investors at a purchase price of $1.20 per share. The shares were offered by the Company under an effective shelf registration statement previously filed with the Securities and Exchange Commission. Further details are provided in Note 10 — Preferred Stock and Shareholders’ Equity.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had an option and license agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire, for the development of a product. Under the terms of the agreement, Shire had the option to acquire exclusive North American rights to the product. This option expired in July 2001 and all development activities ceased. Shire asserted that the Company owed $248,000 in development expenses incurred by it under the collaboration agreement prior to the expiration of the option. The Company maintained an accrual for this amount as of December 31, 2006. During 2007, the Company determined that the amount would not be due to Shire under the agreement and reversed the accrual. The resulting $248,000 gain is included as a component of Other Income, net in the Consolidated Statement of Operations for the year ended December 31, 2007. On February 19, 2008, the Company completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008 (see Note 10 — Preferred Stock and Shareholders’ Equity).

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

In August 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and in September 2008, the Company completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share. These repurchases were made outside of the Company’s stock repurchase plan.

13.	Defined Contribution Plan

In 2000, the Company adopted a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The plan allows for discretionary contributions by the Company. The Company did not match employee contributions during the years ended December 31, 2008 and 2006. The Company matched employee contributions according to specified formulas and contributed $59,000 for the year ended December 31, 2007.

14.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized holding gains and losses on available-for-sale securities (in thousands).

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$40,532	$37,586	$(10,109)
Net unrealized gain on available-for-sale securities	215	53	3

Comprehensive income (loss)	$40,747	$37,639	$(10,106)

15.	Shareholder Rights Plan

On February 11, 2003 the board of directors of the Company adopted a Shareholder Rights Plan, which was amended on September 9, 2005. In connection with the Shareholder Rights Plan, the board of directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth (1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the board of directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. An Acquiring Person does not include any Existing Holder (defined as Inverlochy Consultadoria & Servicos L.D.A. Chaumiere-Consultadoria & Servicos SDC Unipessoal LDA, Aptafin SpA, Paolo Cavazza and Claudio Cavazza), unless and until such time as such Existing Holder shall become the beneficial owner of one or more additional Common Shares of the Company (other than pursuant to (i) a dividend or distribution paid or made by the Company on the outstanding Common Shares in Common Shares or pursuant to a split or subdivision of the outstanding Common Shares, (ii) the purchase of up to an additional 800,000 Common Shares, or (iii) in the event the Company issues additional Common Shares, other than issuances pursuant to stock option or equity incentive programs and issuances pursuant to the exercise or conversion of securities outstanding on August 8, 2005, the purchase of additional Common Shares so long as such Existing Holder does not become the beneficial owner of a greater percentage of Common Shares than beneficially owned on August 8, 2005), unless, upon becoming the beneficial owner of such additional Common Shares, such Existing Holder is not then the beneficial owner of 15% or more of the Common Shares then outstanding.

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

16.	Subsequent Events

In early March 2009, the Company repurchased 1,344,900 shares of its common stock at an average price of $5.04 per share, for a total purchase price of $6.8 million under its stock repurchase program approved by the Company’s board of directors in February 2008.

On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation of the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. The Company is in the process of responding to the CID and intends to cooperate with Missouri’s Attorney General Office, as it has with respect to government inquiries of all types.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	of Period	Income	Write-Offs	Period
	(In thousands)

Reserves for uncollectible accounts
December 31, 2008	$57	$68	$63	$62
December 31, 2007	$55	$4	$2	$57
December 31, 2006	$84	$16	$45	$55
Reserves for cash discounts
December 31, 2008	$3	$17	$19	$1
December 31, 2007	$32	$227	$256	$3
December 31, 2006	$16	$308	$292	$32
Reserves for obsolete and excess inventories
December 31, 2008	$9	$20	$—	$29
December 31, 2007	$237	$307	$535	$9
December 31, 2006	$100	$137	$—	$237
Sales-related reserves
December 31, 2008	$8,176	$38,006	$34,357	$11,825
December 31, 2007	$2,784	$12,081	$6,689	$8,176
December 31, 2006	$2,581	$2,767	$2,564	$2,784

All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2	.2(21)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.4(3)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(4)	Amended and Restated Bylaws of the Company, dated as of March 5, 2008.
4	.2(5)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(6)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(7)	1992 Employee Stock Option Plan, as amended.**
10	.3(8)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**
10	.5(9)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.6(9)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(10)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.8(11)	Warrant dated December 1, 2001 between the Company and Paolo Cavazza.
10	.9(11)	Warrant dated December 1, 2001 between the Company and Claudio Cavazza.
10	.13(5)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(5)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.15(5)	Warrant between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.17(3)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.21(12)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10	.23(13)	Secured Promissory Note and Security Agreement dated July 31, 2004 between the Company and Defiante Farmaceutica Lda.
10	.25(14)	Amendment dated March 8, 2005 to the 8% Convertible Debenture dated March 15, 2002 issued by Questcor Pharmaceuticals, Inc. in favor of Defiante Farmaceutica Lda.
10	.27(15)	2004 Non-Employee Directors’ Equity Incentive Plan.**
10	.30(16)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**
10	.31(16)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**
10	.36(17)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.37(18)	Offer of Employment Letter Agreement between the Company and George Stuart dated September 27, 2005.**
10	.38(18)	Change-in-Control Letter Agreement between the Company and George Stuart dated September 28, 2005.**
10	.39(18)	Severance Letter Agreement between the Company and George Stuart dated September 28, 2005.**
10	.40(19)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.44(20)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**
10	.45(22)	2006 Equity Incentive Award Plan.**

Exhibit
Number		Description

10	.46(23)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.47(23)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.48(23)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10	.50(24)	Offer of Employment Letter Agreement between the Company and Steven Halladay dated October 13, 2006.**
10	.51(24)	Change-in-Control Letter Agreement between the Company and Steven Halladay dated October 16, 2006.**
10	.52(24)	Severance Letter Agreement between the Company and Steven Halladay dated October 16, 2006.**
10	.58(25)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**
10	.60(25)	Amended Change of Control Letter Agreement between the Company and George M. Stuart dated February 13, 2007.**
10	.62(25)	Amended Change of Control Letter Agreement between the Company and Steven Halladay dated February 13, 2007.**
10	.63(25)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**
10	.65(26)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.66(27)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**
10	.68(28)	Form of Option Agreement for Director Options.
10	.69(28)	Form of Option Agreement for Committee Options.
10	.70(29)	Amended and Restated 2003 Employee Stock Purchase Plan.**
10	.71(30)	Transition Agreement between the Company and George M. Stuart dated July 31, 2008.**
10	.72(31)	Stock Purchase Agreement, by and between the Company and Chaumiere Consultadoria & Servicos SDC Unipessoal L.D.A., dated August 13, 2008.
10	.73(32)	Stock Purchase Agreement, by and between the Company and Inverlochy Consultadoria & Servicos L.D.A., dated September 3, 2008.
10	.74*	Redemption Agreement, by and between the Company and Shire Pharmaceuticals, Inc., dated February 19, 2008.
10	.75*	Severance Letter Agreement between the Company and Gary M. Sawka dated September 10, 2008.**
10	.76*	Offer of Employment Letter Agreement between the Company and Gary M. Sawka dated September 9, 2008.**
10	.77*	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**
10	.78*	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**
23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 14, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K on March 5, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on March 28, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on March 29, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2005, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed on April 10, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2006, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 20, 2007, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2008, and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Definitive Proxy on Schedule 14A filed on April 21, 2008, and incorporated herein by reference

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2008, and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2008, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.