Form 10-Q
period 2009-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2009-05-11
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 7, 2009 there were 64,417,413 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,661	$13,282
Short-term investments	51,399	42,169

Total cash, cash equivalents and short-term investments	61,060	55,451
Accounts receivable, net of allowance for doubtful accounts of $46 and $62 at March 31, 2009 and December 31, 2008, respectively	8,853	10,418
Inventories, net	2,487	2,459
Prepaid income taxes	356	3,316
Prepaid expenses and other current assets	1,219	1,101
Deferred tax assets	6,154	6,252

Total current assets	80,129	78,997
Property and equipment, net	435	450
Purchased technology, net	3,595	3,669
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	5,021	5,021

Total assets	$90,189	$89,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,303	$4,302
Accrued compensation	966	1,896
Sales-related reserves	12,332	11,825
Other accrued liabilities	1,152	1,702

Total current liabilities	18,753	19,725
Lease termination and deferred rent liabilities and other non-current liabilities	1,451	1,529

Total liabilities	20,204	21,254

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 64,610,130 and 65,970,653 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	78,552	84,028
Accumulated deficit	(8,731)	(16,405)
Accumulated other comprehensive income	164	269

Total shareholders’ equity	69,985	67,892

Total liabilities and shareholders’ equity	$90,189	$89,146

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$23,298	$19,132
Cost of sales (exclusive of amortization of purchased technology)	1,510	1,319

Gross profit	21,788	17,813
Operating expenses:
Selling, general and administrative	7,253	5,066
Research and development	2,456	1,971
Depreciation and amortization	118	122

Total operating expenses	9,827	7,159

Income from operations	11,961	10,654
Other income:
Interest income	267	364
Other income, net	1	11
Gain on sale of product rights	25	—

Total other income	293	375

Income before income taxes	12,254	11,029
Income tax expense	4,580	4,488

Net income	7,674	6,541
Deemed dividend on Series A preferred stock	—	5,267

Net income applicable to common shareholders	$7,674	$1,274

Net income per share applicable to common shareholders:
Basic	$0.12	$0.02

Diluted	$0.11	$0.02

Shares used in computing net income per share applicable to common shareholders:
Basic	65,498	69,946

Diluted	67,963	74,103

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$7,674	$6,541
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,045	1,933
Deferred income taxes	—	4,488
Amortization of investments	(43)	(209)
Depreciation and amortization	118	122
Gain on sale of product rights	(25)	—
Changes in operating assets and liabilities:
Accounts receivable	1,565	5,745
Inventories	(28)	17
Prepaid income taxes	2,960	(366)
Prepaid expenses and other current assets	(118)	(378)
Accounts payable	1	971
Accrued compensation	(930)	(1,162)
Sales-related reserves	507	1,831
Income taxes payable	—	(1,303)
Other accrued liabilities	(550)	(316)
Other non-current liabilities	(78)	(147)

Net cash flows provided by operating activities	12,098	17,767

INVESTING ACTIVITIES
Purchase of property and equipment	(29)	(6)
Purchase of short-term investments	(24,193)	(13,341)
Proceeds from the sale and maturities of short-term investments	15,000	6,186
Proceeds from sale of product rights	25	—
Changes in deposits and other assets	—	(4)

Net cash flows used in investing activities	(9,197)	(7,165)

FINANCING ACTIVITIES
Issuance of common stock, net	250	378
Repurchase of Series A preferred stock	—	(10,348)
Repurchase of common stock	(6,772)	(6,201)

Net cash flows used in financing activities	(6,522)	(16,171)

Decrease in cash and cash equivalents	(3,261)	(5,569)
Cash and cash equivalents at beginning of period	13,282	15,939

Cash and cash equivalents at end of period	$9,661	$10,370

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a pharmaceutical company that markets H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of nephrotic syndrome. H.P. Acthar Gel (“Acthar”) is not indicated for, but is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. The Company also markets Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.
     In August 2007, the Company announced its Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance the Company’s product development programs and ensure that the Company become economically viable. Since the adoption of the strategy, the Company has expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar.
Basis of Presentation
     The Company has determined that it operates in one business segment, pharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2. REVENUE RECOGNITION
     Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided that title to the product and risk of loss transfer at the point of receipt by the customer. If the title to the product and risk of loss transfer at the point of shipment, revenue is recognized upon shipment of the product. The Company estimates reserves for product returns from its specialty distributor, wholesalers, hospitals and pharmacies; government chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations including the Veterans Administration; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and cash discounts for prompt payment on the Company’s sales of Doral. The Company estimates its reserves by utilizing historical information and data obtained from external sources.
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
     The Company utilizes the services of CuraScript, Inc. which has a specialty distributor subsidiary, CuraScript Specialty Distribution, Inc. (“CuraScript SD”) and a group of specialty pharmacies (“CuraScript SP”). During July 2007, the Company began utilizing CuraScript SD to store and distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript SD. The Company sells Acthar to CuraScript SD at a discount from the Company’s list price. CuraScript SD sells Acthar primarily to hospitals and specialty pharmacies. Product sales are recognized net of this discount upon receipt of the product by CuraScript SD. In April 2008, the Company announced the amendment of its distribution agreement with CuraScript SD, which became effective on June 1, 2008. Under the new terms, the discount provided by the Company to CuraScript SD is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript SD is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript SD customers is unchanged. The amount of the discount to CuraScript SD is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days from when product is received by CuraScript SD. Under the Company’s distribution agreement with CuraScript SD, if the price of Acthar is reduced, CuraScript SD will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of Acthar is at the Company’s discretion. To date, there have been no such price reductions. The Company sells Doral to wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals. The Company does not require collateral from its customers.
     The Company will supply replacement product to CuraScript SD on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories.
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
     As required by federal regulations, the Company provides a rebate related to product dispensed to Medicaid eligible patients. The Company’s a) estimated rebate percentage adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during the period as follows:

a)	The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with end user demand data during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods.

b)	In order to assess current and future rates of Medicaid utilization, the Company analyzes inventory levels received from a third party, CuraScript SD, and patient prescription data received from a third party, CuraScript SP.
     The rebate amount per unit is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period. The Company multiplies the rebate amount per unit by the estimated rebate units to arrive at the estimated reserve for the period. This estimated reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount the Company rebates for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than the price to CuraScript SD. The Medicaid rebates associated with end user demand for a period are generally paid to the states by the end of the quarter following the quarter in which the rebate estimated reserve is established.
     Certain government-supported entities are permitted to purchase Acthar from CuraScript SD and Doral from wholesalers for a nominal amount. CuraScript SD and the wholesalers charge the significant discount back to the Company and reduce subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by the Company’s largest customers. Chargebacks are generally applied by customers against their payments to the Company approximately 30 to 45 days after the customers have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     For sales of Doral, the Company grants payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     At March 31, 2009 and December 31, 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Medicaid rebates	$12,044	$11,406
Government chargebacks	42	164
Product returns — credit memoranda policy	212	218
Product returns — product replacement policy	34	37

	$12,332	$11,825

3. SHARE-BASED COMPENSATION
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of sales	$—	$—
Selling, general and administrative	867	1,644
Research and development	151	233

Total	$1,018	$1,877

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
March 31, 2009
Cash equivalents	$7,064	$—	$—	$7,064

Short-term investments:
Commercial paper	$21,461	$169	$—	$21,630
Government-sponsored enterprises	25,940	56	—	25,996
Municipal bonds	3,737	36	—	3,773

	$51,138	$261	$—	$51,399

December 31, 2008
Cash equivalents	$10,293	$—	$—	$10,293

Short-term investments:
Commercial paper	$7,830	$59	$—	$7,889
Government—sponsored enterprises	30,309	210	—	30,519
Municipal bonds	3,762	—	(1)	3,761

	$41,901	$269	$(1)	$42,169

     As of March 31, 2009, the average contractual maturity of the Company’s short-term investments was approximately 8 months.
Fair Value
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. SFAS No. 157 does not significantly change the Company’s previous practice with regard to asset valuation. The SFAS No. 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
     As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted market prices in active markets; (Level 2) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable debt securities at fair value. The Company’s fair market value measurements utilize either quoted prices in active markets (“Level 1”) or prices using readily observable inputs (“Level 2”) for all of its short-term investments, and are as a result valued at either the Level 1 or Level 2 fair value hierarchy as defined in SFAS No. 157.

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
     The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at March 31, 2009 (in thousands):

	Basis of Fair Value Measurements
		Quoted prices	Significant
		in active	other	Significant
	Balance at	markets for	observable	unobservable
	March 31,	identical items	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,064	$7,064	$—	—
Commercial paper	21,630	—	21,630	—
Government-sponsored enterprises	25,996	—	25,996	—
Municipal bonds	3,773	—	3,773	—

	$58,463	$7,064	$51,399	—

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$2,202	$2,056
Finished goods	314	432
Less allowance for excess and obsolete inventories	(29)	(29)

	$2,487	$2,459

6. PURCHASED TECHNOLOGY
     Purchased technology at March 31, 2009 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $791,000 as of March 31, 2009.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. In May 2009, the Company entered into a three-month extension of the sublease of the 5,000 square foot portion of the facility. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. As of March 31, 2009, the Company is obligated to pay rent on the Hayward facility of $3.2 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.5 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of March 31, 2009 and December 31, 2008, the estimated liability related to the Hayward facility totaled $1.1 million and $1.2 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009 and December 31, 2008.
     The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation into the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with its investigation, under New York’s antitrust statute and Federal antitrust statutes, into the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar. The Company has produced documents and information to the Attorney General of Missouri, and intends to produce documents and information to the Attorney General of New York. The Company intends to cooperate with those offices, as it has with respect to government inquiries of all types.
     Management is not currently aware of any claims or other legal matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.
8. NET INCOME PER SHARE
     The Company computes basic net income per share applicable to common shareholders by dividing net income applicable to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

     The following table presents the amounts and shares used in computing basic and diluted net income per share applicable to common shareholders for the three month periods ended March 31, 2009 and 2008, and the effect of dilutive potential common shares on the number of shares used in computing diluted net income per share applicable to common shareholders. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2009	2008
Net income applicable to common shareholders	$7,674	$1,274

Shares used in computing net income per share applicable to common shareholders:
Basic	65,498	69,946
Effect of dilutive potential common shares:
Stock options	2,449	3,773
Restricted stock	16	32
Warrants	—	352

Diluted	67,963	74,103

Net income per share applicable to common shareholders:
Basic	$0.12	$0.02

Diluted	$0.11	$0.02

     The following table presents the shares excluded from the computation of diluted net income per share applicable to common shareholders as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Stock options	2,347	1,127
Restricted stock	—	233
Series A Preferred Stock	—	2,156
9. INCOME TAXES
     Income tax expense for the three month periods ended March 31, 2009 and 2008 was $4.6 million and $4.5 million, respectively. For the three month periods ended March 31, 2009 and 2008, the Company’s effective tax rate for financial reporting purposes was approximately 37.4% and 41%, respectively. The decrease in the Company’s effective income tax rate results primarily from lower nondeductible share-based compensation expense and lower state income taxes in 2009.
10. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$7,674	$6,541
Change in unrealized gains on available-for-sale securities, net of related tax effects	(105)	25

Comprehensive income	$7,569	$6,566

11. EQUITY TRANSACTIONS
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. During the quarter ended March 31, 2009 the Company repurchased 1,344,900 shares of its common stock at an average price of $5.04 per share, for a purchase price of $6.8 million. Through March 31, 2009, the Company had repurchased a total of 4,835,800 shares of its common stock for $22.3 million under its stock repurchase plan, at an average price of $4.62 per share (see Note 14 — Subsequent Events).

     On February 19, 2008, the Company repurchased all of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008. The Series A Preferred Stock had a carrying value of $5.1 million. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value was accounted for as a deemed dividend and reduced the Company’s net income in the determination of net income applicable to common shareholders in the accompanying Consolidated Statements of Income.

12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2 and FSP 124-2 apply to fixed maturity securities only and require separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of FSP 115-2 and FSP 124-2, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and FSP 124-2 will be effective for the Company for the quarter ending June 30, 2009. The Company is currently evaluating the impact of adopting FSP 115-2 and FSP 124-2.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 will be effective for the Company for the quarter ending June 30, 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for the Company for the quarter ending June 30, 2009. The adoption of FSP 107-1 and APB 28-1 will not have an impact on the Company’s consolidated financial position and results of operations.
     In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 did not have a material impact on the Company's consolidated financial position and results of operations.
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
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on the Company's consolidated financial position and results of operations.

13. RELATED PARTY TRANSACTIONS
     An immediate family member of the Company’s CEO provided certain consulting services to the Company totaling $18,000 for the three month period ended March 31, 2009. In addition, an immediate family member of one of the Company’s Vice Presidents is a Senior Vice President for a company that provided certain consulting services to the Company totaling $42,000 for the three month period ended March 31, 2009.
14. SUBSEQUENT EVENTS
     From April 1, 2009 through May 7, 2009, the Company repurchased 210,000 shares of its common stock at an average price of $4.44 per share, for a total purchase price of $933,000 under its stock repurchase program approved by the Company’s board of directors in February 2008.
     On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with its investigation into the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar (See Note 7 — Commitments, Indemnifications and Contingencies).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.
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
     In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance our product development programs and ensure that the company become economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. We continue to support the Acthar patient assistance programs, administered by the National Organization for Rare Disorders (“NORD”). These and other support programs have now provided both co-pay financial assistance and free drug with commercial value of over $26 million to patients since September 2007. As a result of these efforts, we are not aware of a single patient in the United States who needed Acthar but has not been able to access it. This was not the case before our strategy change. Because we are now economically viable, we have significantly improved our ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care, despite the deterioration of the current U.S. economic environment. We have been working closely with the neurology community to identify promising new projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, which have been made possible by our change in strategy, we expect to fund more than a dozen new pre-clinical and clinical studies in 2009.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, nephrotic syndrome and many other conditions with an inflammatory component. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In March 2009, we submitted our supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) to add the treatment of infantile spasms to the list of approved indications on the Acthar label. If the sNDA is approved, such approval could require various actions by Questcor, including modification of the existing Acthar label and/or the adoption of FDA-mandated risk evaluation and mitigation strategies. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we will also qualify for tax credits for certain clinical testing expenses and for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (ACTH) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar.
     In the first quarter of 2009, we completed the initial phase of our previously announced MS sales force expansion plan, hiring and training our sales force as well as completing all territorial realignments. Our expanded sales force of 30 representatives will allow us to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. Depending upon the success of this first phase of our sales force expansion, a second phase of our sales force expansion to approximately 40 representatives could occur later in 2009.
     From January 1, 2009 through May 7, 2009, we have repurchased a total of 1,554,900 shares of our common stock for $7.7 million under our stock repurchase plan, at an average price of $4.96 per share. As of May 7, 2009, there are 1,954,200 shares remaining under the stock repurchase plan approved by our board of directors in February 2008. During 2008 we returned approximately $46 million to shareholders through our common and preferred stock buyback efforts.
     The August 2007 implementation of our Acthar-centric business strategy fundamentally changed the nature of Questcor and the success of that strategy to date has resulted in significantly improved financial results as compared to periods prior to the Acthar-centric business strategy implementation. Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients, inventory levels of our products held by third parties, the amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, the amount of chargebacks on the sale of our products by our specialty distributor to government-supported entities, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the introduction of a competitive product, and our ability to develop growth opportunities for Acthar.
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
Sales Reserves
     For the three month periods ended March 31, 2009 and 2008, we have estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including such organizations as the Veterans Administration; and cash discounts for prompt payment on our sales of Doral. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, Medicaid rebates, and government chargebacks. We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our product returns, Medicaid rebates, and government chargebacks could differ significantly from our estimates because our analysis of product shipments, prescription trends, the amount of product in the distribution channel, and our interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, Medicaid rebates, and government chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. To date, actual amounts have been generally consistent with our estimates.
     Product Returns
     During July 2007, we began utilizing CuraScript SD, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript SD. We sell Acthar to CuraScript SD at a discount from our list price. Gross product sales are recognized net of this discount upon receipt of the product by CuraScript SD. In April 2008, we announced the amendment to our distribution agreement with CuraScript SD, which became effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript SD is reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript SD is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript SD customers is unchanged. The amount of the discount to CuraScript SD is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms have been reduced from 60 days to 30 days from when product is received by CuraScript SD. Under our distribution agreement with CuraScript SD, if the price of Acthar is reduced, CuraScript SD will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of Acthar is at our discretion. To date, there have been no such price reductions. We will supply replacement product to CuraScript SD on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories.
     We issue credit memoranda or reimburse wholesalers or their customers for product sold to wholesalers that is returned within six months beyond the expiration date. The credit memoranda or reimbursement is equal to the sales value of the product returned and the estimated amount of such obligation is recorded as a liability within sales-related reserves with a corresponding reduction in gross product sales. This liability is reduced as the obligation is satisfied, with an offset to accounts receivable. The reserve for the sales value of expired product expected to be returned by wholesalers and their customers relates to estimated returns associated with our sales of Doral and our estimate of returns associated with sales of Acthar to wholesalers prior to our transition to CuraScript SD in July 2007. In estimating the return rate for expired product returned by wholesalers and their customers, we primarily analyze historical returns by product and return merchandise authorizations. We also consider current inventory on hand at wholesalers, the remaining shelf life of that inventory, and changes in demand measured by prescriptions or other data as provided by an independent third party source. We believe that the information obtained from wholesalers regarding inventory levels and from independent third parties regarding prescription demand is reliable, but we are unable to independently verify the accuracy of such data. We routinely assess our historical experience including customers’ compliance with our product return policy, and we change our reserve estimates as appropriate.
     Medicaid Rebates
     We provide a rebate related to product dispensed to Medicaid eligible patients. Our a) estimated rebate percentage, adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during a period as follows:
a)	The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with end user demand data during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods.

b)	In order to assess current and future rates of Medicaid utilization, we analyze inventory levels received from a third party, CuraScript SD, and patient prescription data received from a third party, CuraScript SP.
     The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the rebate amount per unit by the estimated rebate units to arrive at the estimated reserve for the period. This estimated reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to CuraScript SD. Management believes that the information received from

CuraScript SD related to inventory levels and CuraScript SP related to prescription data is reliable, but we are unable to independently verify the accuracy of such data. The Medicaid rebates associated with end user demand for a period are generally paid to the states by the end of the quarter following the quarter in which the rebate estimated reserve is established.
     Government Chargebacks
     Certain government-supported entities are permitted to purchase Acthar from CuraScript SD and Doral from wholesalers for a nominal amount. CuraScript SD and the wholesalers charge the significant discount back to us and reduce subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers. Chargebacks are generally applied by customers against their payments to us approximately 30 to 45 days after they have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. Revisions in the Medicaid rebate and chargeback estimates are charged to income in the period in which the information that gives rise to the revision becomes known. For sales of Doral, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are recorded as a reduction to trade accounts receivable and are estimated based upon the amount of trade accounts receivable subject to the cash discounts.
     At March 31, 2009 and December 31, 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Medicaid rebates	$12,044	$11,406
Government chargebacks	42	164
Product returns — credit memoranda policy	212	218
Product returns — product replacement policy	34	37

	$12,332	$11,825

Inventories
     As of March 31, 2009, our net raw material and finished goods inventories totaled $2.5 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of March 31, 2009, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.6 million related to our acquisition of Doral and $435,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of March 31, 2009, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three month periods ended March 31, 2009 and 2008 based on the historical term of our stock option awards. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three month periods ended March 31, 2009 and 2008 includes $1.0 million and $1.9 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of March 31, 2009 and December 31, 2008, the estimated liability related to the Hayward facility totaled $1.1 million and $1.2 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. In May 2009, we entered into a three-month extension of the sublease of the 5,000 square foot portion of the facility. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of March 31, 2009, we are obligated to pay rent on the Hayward facility of $3.2 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $1.5 million in sublease income to be used to pay a portion of our Hayward facility obligation.

     We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.
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
     We regularly assess the likelihood that we will be able to recover our deferred tax assets, which is ultimately dependent upon us generating future taxable income. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not considered “more likely than not” that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.
     In 2008, we reversed our remaining $5.2 million valuation allowance for deferred tax assets that we believe will be recovered based on anticipated taxable income in 2009 and future years. This reversal resulted in an income tax benefit of $750,000 and $4.4 million in the second and fourth quarters of 2008, respectively, which reduced our income tax expense. Any changes in the valuation allowance based upon our future assessment will result in an income tax expense if the valuation allowance is increased.
     At December 31, 2008, we had federal and state net operating loss carryforwards of $9.9 million and $16.8 million, respectively, and federal and California research and development tax credits of $591,000 and $940,000, respectively. Federal net operating loss carryforwards totaling $9.9 million are subject to annual limitations and will be available from 2009 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce our 2009 taxable income. State net operating loss carryforwards totaling $16.8 million are subject to annual limitations and are available from 2009 through 2018. In September 2008, California suspended for two years the ability to use state operating loss carryforwards and certain credit carryforwards to reduce taxable income. We expect to use these state operating loss carryforwards and certain credit carryforwards after the two year suspension. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2013 through 2026, if not utilized.
Results of Operations
Three months ended March 31, 2009 compared to the three months ended March 31, 2008:
Total Net Sales

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Net sales	$23,298	$19,132	$4,166	22%
     Net sales for the three month periods ended March 31, 2009 and 2008 were comprised of net sales of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended March 31, 2009 totaled $23.1 million as compared to $18.9 million during the same period in 2008. The increase in net sales is due primarily to an increase in Acthar units shipped during the first quarter of 2009 as compared to the first quarter of 2008. During the first quarter of 2009 we shipped 1,429 Acthar units to our specialty distributor as compared to 1,260 units shipped during the first quarter of 2008. In addition, Medicaid rebate amounts as a percentage of gross sales were lower for the three month period ended March 31, 2009 as compared to the same period in 2008.

     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the three month period ended March 31, 2009, Acthar gross sales were reduced by approximately 30% to account for the estimated amount of Medicaid rebates and government chargebacks, as compared to approximately 32% for the three month period ended March 31, 2008.
     A greater percentage of infants than adults are eligible for Medicaid, which results in fewer MS patients than IS patients participating in the Medicaid program. As a result of an increased proportion of MS to IS prescriptions in the first quarter of 2009, the Medicaid rebate amounts as a percentage of gross sales were 26% in the first quarter of 2009 compared to 28% in the first quarter of 2008. During the first quarter of 2009 we completed our MS sales force expansion. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. New MS prescriptions shipped in the first quarter of 2009 more than tripled from the first quarter of 2008. New MS prescription activity in the first quarter of 2009 was similar to the activity in the fourth quarter of 2008 as we engaged in our sales force expansion and training effort and realigned our sales territories, however our estimated refill prescriptions were lower in the first quarter of 2009 as compared to the fourth quarter of 2008.
     Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government-supported entities, the FDA approval of a competitive product, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of seasonal usage and changes in inventory levels at specialty pharmacies and hospitals. We estimate that end user demand in the first quarter of 2009 exceeded our first quarter 2009 shipments by more than 100 vials. We also review the amount of inventory of Acthar at CuraScript SD and Doral at wholesalers in order to help assess the demand for our products. We may choose to defer sales in situations where we believe inventory levels are already adequate.
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
Cost of Sales and Gross Profit

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Cost of sales	$1,510	$1,319	$191	14%
Gross profit	$21,788	$17,813	$3,975	22%
Gross margin	94%	93%
     Cost of sales for the three month period ended March 31, 2009 increased $191,000 as compared to the three month period ended March 31, 2008. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to increases in product stability testing and royalties on Acthar totaling approximately $490,000, offset in part by decreases in distribution costs and direct materials. The gross margin was 94% for the three month period ended March 31, 2009, as compared to 93% for the three month period ended March 31, 2008.

Selling, General and Administrative

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Selling, general and administrative expense	$7,253	$5,066	$2,187	43%
     The increase in selling, general and administrative expense for the three month period ended March 31, 2009 as compared to the same period in 2008 was due primarily to increases in headcount-related costs and costs associated with the support of our Acthar strategy, offset in part by lower share-based compensation expense.
     Headcount-related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $1.2 million as compared to the same period in 2008. In January 2009 we announced that we were increasing our sales force to 30 representatives in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. During the first quarter of 2009 we completed the expansion of our sales force and added additional managers. Depending upon the success of this first phase of our sales force expansion, a second phase of our sales force expansion to approximately 40 representatives could occur later in 2009.
     Costs associated with the support of our Acthar strategy increased by approximately $1.3 million in the three month period ended March 31, 2009 as compared to the same period in 2008. The increase is due primarily to our marketing program for MS and costs related to the training of our MS sales force.
     We incurred a total non-cash charge of $1.0 million for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the quarter ended March 31, 2009, as compared to $1.9 million for the quarter ended March 31, 2008. Of this amount, $867,000 was included in selling, general and administrative expenses, a decrease of $777,000 as compared to the same period in 2008. The decrease in share-based compensation expense in the first quarter of 2009 was due primarily to an approximate $1.2 million decrease in expense associated with our employee stock purchase plan as compared to the first quarter of 2008.
Research and Development

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Research and development	$2,456	$1,971	$485	25%
     Costs included in research and development relate primarily to costs related to the resubmission of our Acthar sNDA for IS to the FDA, the funding of medical research projects, product development efforts and compliance activities. The increase in research and development expenses was due primarily to an increase in costs related to our resubmission of our sNDA for IS and increased funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications. Expenses related to the resubmission of our sNDA, which we submitted in March 2009, and medical research projects increased approximately $500,000 in the three month period ended March 31, 2009 as compared to the same period in 2008. These increases were partially offset by an approximate $200,000 decrease in product development expenses. We are seeking a partner to complete development of QSC-001 so that our research and development resources can be focused on pursuing potential growth opportunities for Acthar that have recently been identified.
     A non-cash charge of $151,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the three month period ended March 31, 2009, a decrease of $82,000 as compared to the same period in 2008.
Depreciation and Amortization

	Three Months Ended
	March 31,			%
	2009	2008	Decrease	Change
	(in $000’s)
Depreciation and amortization	$118	$122	$(4)	(3)%
     Depreciation and amortization expense for the three month period ended March 31, 2009 was consistent with depreciation and amortization expense for the same period in 2008.

Other Income, net

	Three Months Ended
	March 31,			%
	2009	2008	Decrease	Change
	(in $000’s)
Other income, net	$293	$375	$(82)	(22)%
     Other income, net for the three month period ended March 31, 2009 decreased $82,000 as compared to other income, net for the same period in 2008. The decrease was due primarily to lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the three month period ended March 31, 2009 as compared to the same period in 2008.
Income Before Income Taxes and Income Tax Expense

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Income before income taxes	$12,254	$11,029	$1,225	11%
Income tax expense	$4,580	$4,488	$92	2%
     Income before income taxes for the three month period ended March 31, 2009 was $12.3 million as compared to $11.0 million for the three month period ended March 31, 2008. The increase was due to the increase in net sales and the changes in expenses discussed above. Income tax expense for the three month period ended March 31, 2009 was $4.6 million as compared to $4.5 million for the three month period ended March 31, 2008. During the quarter ended March 31, 2009, our effective tax rate for financial reporting purposes was approximately 37.4% as compared to approximately 41% for the quarter ended March 31, 2008. The decrease in our effective income tax rate results primarily from lower nondeductible share-based compensation expense and lower state income taxes in 2009.
Net Income

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Net income	$7,674	$6,541	$1,133	17%
     For the three month period ended March 31, 2009, we had net income of $7.7 million as compared to net income of $6.5 million for the three month period ended March 31, 2008, an increase of $1.1 million. The increase resulted primarily from the increase in net sales and the changes in expenses discussed above, and a lower effective tax rate for financial reporting purposes in the three month period ended March 31, 2009 as compared to the same period in 2008.
Series A Preferred Stock Dividend

	Three Months Ended
	March 31,			%
	2009	2008	Decrease	Change
	(in $000’s)
Deemed dividend on Series A Preferred Stock	$—	$5,267	$(5,267)	(100)%
     The deemed dividend resulted from the repurchase of our Series A Preferred Stock in February 2008. We repurchased all of the outstanding Series A Preferred Stock in February 2008 for cash consideration of $10.3 million or $4.80 per share. As of December 31, 2007, the Series A Preferred Stock had a carrying amount of $5.1 million. The deemed dividend represents the difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value of the Series A Preferred Stock. The repurchase transaction had no income tax impact.

Net Income Applicable to Common Shareholders

	Three Months Ended
	March 31,			%
	2009	2008	Increase	Change
	(in $000’s)
Net income applicable to common shareholders	$7,674	$1,274	$6,400	502%
     For the three month period ended March 31, 2009, we had net income applicable to common shareholders of $7.7 million, or $0.11 per fully diluted share, as compared to net income applicable to common shareholders of $1.3 million, or $0.02 per fully diluted share, for the three month period ended March 31, 2008, an increase of $6.4 million. In the first quarter of 2008, the deemed dividend on Series A Preferred Stock reduced net income by $5.3 million, and reduced fully diluted earnings per share applicable to common shareholders by $0.07.
Liquidity and Capital Resources
     Prior to the implementation of our strategy and business model for Acthar in August 2007, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines. During the three month period ended March 31, 2009, we generated $12.1 million in cash from operations. The $12.1 million in cash flow generated from operations included a $3.0 million reduction of prepaid income taxes resulting principally from the application of prepaid income taxes against our first quarter of 2009 estimated tax liability.
     At March 31, 2009, we had cash, cash equivalents and short-term investments of $61.1 million compared to $55.5 million at December 31, 2008. The increase was due primarily to $12.1 million of cash generated from operations and $250,000 in proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options, partially offset by $6.8 million paid to repurchase our common stock. At March 31, 2009, our working capital was $61.4 million compared to $59.3 million at December 31, 2008. The increase in our working capital was principally due to the $5.6 million increase in cash, cash equivalents and short-term investments and a decrease of $1.5 million in accrued compensation and other accrued liabilities, partially offset by a decrease in prepaid income taxes of $3.0 million and a decrease in accounts receivable of $1.6 million.
     In February 2008 our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. During the quarter ended March 31, 2009, we repurchased 1,344,900 shares of our common stock at an average price of $5.04 per share, for a total purchase price of $6.8 million. From April 1, 2009 through May 7, 2009, we repurchased an additional 210,000 shares of our common stock at an average price of $4.44 per share, for a total purchase price of $933,000. Through May 7, 2009, we have repurchased a total of 5,045,800 shares of our common stock for $23.3 million under our stock repurchase plan, at an average price of $4.61 per share. As of May 7, 2009, there are 1,954,200 shares remaining under the stock repurchase plan.

     We lease a 30,000 square foot facility in Hayward, California. Our master lease on the Hayward facility expires in November 2012. As of March 31, 2009, we were obligated to pay rent on the Hayward facility of $3.2 million and to pay our share of insurance, taxes and common area maintenance through the expiration of the master lease. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. In May 2009, we entered into a three-month extension of the sublease of the 5,000 square foot portion of the facility. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance.
Recently Issued Accounting Standards
     See Note 12, “Recently Issued Accounting Standards,” in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at March 31, 2009 has not changed materially from December 31, 2008, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its Acthar-centric business strategy, including its expansion in the MS marketplace;

•	the Company’s ability to manage its sales force expansion;

•	FDA approval of and the market introduction of competitive products and the Company’s inability to market Acthar in IS prior to approval of IS as a labeled indication;

•	the Company’s ability to operate within an industry that is highly regulated at both the Federal and state level;

•	regulatory changes or actions including Federal or State health care reform initiatives;

•	the Company’s ability to accurately forecast the demand for its products;

•	the gross margin achieved from the sale of the Company’s products;

•	the Company’s ability to estimate the quantity of Acthar used by government-supported entities and Medicaid-eligible patients;

•	that the actual amount of rebates and chargebacks related to the use of Acthar by government-supported entities and Medicaid-eligible patients may differ materially from the Company’s estimates;

•	the expenses and other cash needs for upcoming periods;

•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals;

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;

•	the Company’s ability to obtain finished goods from its sole source contract manufacturers on a timely basis if at all;

•	the Company’s ability to attract and retain key management personnel;

•	the Company’s ability to utilize its net operating loss carryforwards to reduce income taxes on taxable income;

•	research and development risks, including risks associated with the Company’s sNDA for IS and its preliminary work in the area of nephrotic syndrome;

•	uncertainties regarding the Company’s intellectual property;

•	the uncertainty of receiving required regulatory approvals in a timely way, or at all; and

•	uncertainties in the credit and capital markets and the impact a further deterioration of these markets could have on the Company’s investment portfolio.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
January 1 — January 31, 2009	—	—	—	3,509,100
February 1 — February 28, 2009	—	—	—	3,509,100
March 1 — March 31, 2009	1,344,900	$5.04	1,344,900	2,164,200

Total	1,344,900	$5.04	1,344,900
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
     From April 1, 2009 through May 7, 2009, the Company repurchased an additional 210,000 shares of its common stock at an average price of $4.44 per share, for a total purchase price of $933,000 under its stock repurchase program. To date, the Company has repurchased a total of 5,045,800 shares of its common stock for $23.3 million under its stock repurchase plan.
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

QUESTCOR PHARMACEUTICALS, INC.
Date: May 11, 2009	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Gary Sawka
Gary Sawka
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.