Form 10-Q
period 2009-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2009-08-07
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 4, 2009 there were 64,096,581 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,793	$13,282
Short-term investments	45,818	42,169

Total cash, cash equivalents and short-term investments	69,611	55,451
Accounts receivable, net of allowance for doubtful accounts of $0 and $62 at June 30, 2009 and December 31, 2008, respectively	12,044	10,418
Inventories, net	2,486	2,459
Prepaid income taxes	—	3,316
Prepaid expenses and other current assets	1,046	1,101
Deferred tax assets	6,203	6,252

Total current assets	91,390	78,997
Property and equipment, net	432	450
Purchased technology, net	3,521	3,669
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	5,021	5,021

Total assets	$101,373	$89,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,659	$4,302
Accrued compensation	1,635	1,896
Sales-related reserves	11,107	11,825
Income taxes payable	526	—
Other accrued liabilities	1,297	1,702

Total current liabilities	24,224	19,725
Lease termination and deferred rent liabilities and other non-current liabilities	1,382	1,529

Total liabilities	25,606	21,254

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 63,826,499 and 65,970,653 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	75,105	84,028
Retained earnings (accumulated deficit)	580	(16,405)
Accumulated other comprehensive income	82	269

Total shareholders’ equity	75,767	67,892

Total liabilities and shareholders’ equity	$101,373	$89,146

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$25,266	$24,898	$48,564	$44,030
Cost of sales (exclusive of amortization of purchased technology)	1,603	2,190	3,113	3,509

Gross profit	23,663	22,708	45,451	40,521
Operating expenses:
Selling, general and administrative	7,180	4,855	14,433	9,921
Research and development	2,320	3,555	4,776	5,526
Depreciation and amortization	118	123	236	245

Total operating expenses	9,618	8,533	19,445	15,692

Income from operations	14,045	14,175	26,006	24,829
Other income:
Interest income	197	244	464	608
Other income, net	—	—	1	11
Gain on sale of product rights	200	—	225	—

Total other income	397	244	690	619

Income before income taxes	14,442	14,419	26,696	25,448
Income tax expense	5,131	5,625	9,711	10,113

Net income	9,311	8,794	16,985	15,335
Deemed dividend on Series A preferred stock	—	—	—	5,267

Net income applicable to common shareholders	$9,311	$8,794	$16,985	$10,068

Net income per share applicable to common shareholders:
Basic	$0.14	$0.13	$0.26	$0.14

Diluted	$0.14	$0.12	$0.25	$0.14

Shares used in computing net income per share applicable to common shareholders:
Basic	64,218	69,205	64,854	69,576

Diluted	66,325	72,889	67,140	73,496

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$16,985	$15,335
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,718	3,088
Deferred income taxes	—	6,354
Amortization of investments	16	(354)
Depreciation and amortization	236	244
Gain on sale of product rights	(225)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,626)	2,052
Inventories	(27)	(81)
Prepaid income taxes	3,316	—
Prepaid expenses and other current assets	55	215
Accounts payable	5,357	1,192
Accrued compensation	(261)	(972)
Sales-related reserves	(718)	4,226
Income taxes payable	526	(1,330)
Other accrued liabilities	(405)	84
Other non-current liabilities	(147)	(198)

Net cash flows provided by operating activities	24,800	29,855

INVESTING ACTIVITIES
Purchase of property and equipment	(71)	(17)
Purchase of short-term investments	(34,951)	(31,714)
Proceeds from the sale and maturities of short-term investments	31,150	27,886
Net proceeds from sale of product rights	225	—
Changes in deposits and other assets	—	34

Net cash flows used in investing activities	(3,647)	(3,811)

FINANCING ACTIVITIES
Issuance of common stock, net	547	671
Repurchase of common stock	(11,189)	(11,830)
Repurchase of Series A preferred stock	—	(10,348)

Net cash flows used in financing activities	(10,642)	(21,507)

Increase in cash and cash equivalents	10,511	4,537
Cash and cash equivalents at beginning of period	13,282	15,939

Cash and cash equivalents at end of period	$23,793	$20,476

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
     In August 2007, the Company announced its Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance the Company’s product development programs and ensure that the Company become economically viable. Since the adoption of the strategy, the Company has expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and has established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar.
Basis of Presentation
     The Company has determined that it operates in one business segment, pharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.
     The Company has evaluated subsequent events through August 7, 2009, the date the unaudited consolidated financial statements were issued, and determined that there were no material subsequent events that required disclosure in the consolidated financial statements.
2. REVENUE RECOGNITION
     Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for government chargebacks, Medicaid rebates, payment discounts and returns for credit. Revenue is recognized upon customer receipt of the shipment, provided that title to the product and risk of loss transfer at the point of receipt by the customer. If the title to the product and risk of loss transfer at the point of shipment, revenue is recognized upon shipment of the product. The Company estimates reserves for product replacements from its specialty distributor and for product returns from wholesalers, hospitals and pharmacies; government chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations including the Veterans Administration; and Medicaid rebates to all states for products dispensed to patients covered by Medicaid. The Company estimates its reserves by utilizing historical information and data obtained from external sources.

     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of the Company’s reserves for product returns and product replacements, government chargebacks, and Medicaid rebates. The Company believes that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, the Company’s product returns, government chargebacks, and Medicaid rebates could differ significantly from its estimates because the Company’s analysis of product shipments, prescription trends, the amount of product in the distribution channel, and its interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, government chargebacks, and Medicaid rebates are significantly different from the Company’s estimates, or if the Company’s customers fail to adhere to its expired product returns policy, such differences would be accounted for in the period in which they become known. To date, actual amounts have generally been consistent with the Company’s estimates.
     The Company utilizes the services of CuraScript, Inc. which has a specialty distributor subsidiary, CuraScript Specialty Distribution, Inc. (“CuraScript SD”) and a group of specialty pharmacies (“CuraScript SP”). During July 2007, the Company began utilizing CuraScript SD to distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript SD. The Company sells Acthar to CuraScript SD at a discount from the Company’s list price. CuraScript SD sells Acthar primarily to hospitals and specialty pharmacies. Product sales are recognized net of this discount upon receipt of the product by CuraScript SD. In April 2008, the Company announced the amendment of its distribution agreement with CuraScript SD, which became effective on June 1, 2008. Under the new terms, the discount provided by the Company to CuraScript SD was reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript SD is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript SD customers is unchanged. The amount of the discount to CuraScript SD is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms were reduced from 60 days to 30 days from when product is received by CuraScript SD. Under the Company’s distribution agreement with CuraScript SD, if the price of Acthar is reduced, CuraScript SD will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of Acthar is at the Company’s discretion. To date, there have been no such price reductions. The Company does not require collateral from its customers.
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

     Certain government-supported entities are permitted to purchase Acthar from CuraScript SD for a nominal amount. CuraScript SD charges the significant discount back to the Company and reduces subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by the Company’s largest customers. Chargebacks are generally applied by customers against their payments to the Company approximately 30 to 45 days after the customers have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     At June 30, 2009 and December 31, 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Medicaid rebates	$10,857	$11,406
Government chargebacks	145	164
Product returns	105	255

	$11,107	$11,825

3. SHARE-BASED COMPENSATION
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Selling, general and administrative	$518	$859	$1,385	$2,502
Research and development	168	286	319	520

Total	$686	$1,145	$1,704	$3,022

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
June 30, 2009
Cash equivalents	$12,884	$—	$—	$12,884

Short-term investments:
Commercial paper	$21,159	$81	$—	$21,240
Government-sponsored enterprises	20,815	11	—	20,826
Municipal bonds	3,712	40	—	3,752

	$45,686	$132	$—	$45,818

December 31, 2008
Cash equivalents	$10,293	$—	$—	$10,293

Short-term investments:
Commercial paper	$7,830	$59	$—	$7,889
Government—sponsored enterprises	30,309	210	—	30,519
Municipal bonds	3,762	—	(1)	3,761

	$41,901	$269	$(1)	$42,169

     The amortized cost and fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated Fair
	Cost	Value
Due in one year or less	$57,025	$57,136
Due after one through two years	1,545	1,566

Total available-for-sale securities	$58,570	$58,702

     As of June 30, 2009, the average contractual maturity of the Company’s short-term investments was approximately 8 months.
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
     The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at June 30, 2009 (in thousands):

	Basis of Fair Value Measurements
		Quoted prices	Significant
		in active	other	Significant
	Balance at	markets for	observable	unobservable
	June 30,	identical items	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$12,884	$12,884	$—	—
Commercial paper	21,240	—	21,240	—
Government-sponsored enterprises	20,826	—	20,826	—
Municipal bonds	3,752	—	3,752	—

	$58,702	$12,884	$45,818	—

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the six month period ended June 30, 2009.

5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$2,182	$2,056
Work-in-process	162	—
Finished goods	188	432
Less allowance for excess and obsolete inventories	(46)	(29)

	$2,486	$2,459

6. PURCHASED TECHNOLOGY
     Purchased technology at June 30, 2009 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $865,000 as of June 30, 2009.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company’s master lease on the Hayward facility expires in November 2012. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. In May 2009, the Company entered into a three-month extension of the sublease of the 5,000 square foot portion of the facility. Effective July 2009, the sublessee is leasing the 5,000 square foot portion of the facility on a month-to-month basis. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. As of June 30, 2009, the Company is obligated to pay rent on the Hayward facility of $3.0 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.4 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of June 30, 2009 and December 31, 2008, the estimated liability related to the Hayward facility totaled $1.1 million and $1.2 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008.
     The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation into the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with its investigation, under New York’s antitrust statute and Federal antitrust statutes, into the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar. The Company has provided documents and information to the Attorney Generals of Missouri and New York. The Company intends to cooperate with those offices, as it has with respect to government inquiries of all types.
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
     The following table presents the amounts and shares used in computing basic and diluted net income per share applicable to common shareholders for the three and six month periods ended June 30, 2009 and 2008, and the effect of dilutive potential common shares on the number of shares used in computing diluted net income per share applicable to common shareholders. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income applicable to common shareholders	$9,311	$8,794	$16,985	$10,068

Shares used in computing net income per share applicable to common shareholders:
Basic	64,218	69,205	64,854	69,576
Effect of dilutive potential common shares:
Stock options	2,093	3,471	2,271	3,622
Restricted stock	14	19	15	25
Warrants	—	194	—	273

Diluted	66,325	72,889	67,140	73,496

Net income per share applicable to common shareholders:
Basic	$0.14	$0.13	$0.26	$0.14

Diluted	$0.14	$0.12	$0.25	$0.14

     The following table presents the shares excluded from the computation of diluted net income per share applicable to common shareholders as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	2,391	1,286	2,369	1,206
Restricted stock	39	233	20	233
Series A Preferred Stock	—	—	—	2,156
9. INCOME TAXES
     Income tax expense for the three month periods ended June 30, 2009 and 2008 was $5.1 million and $5.6 million, respectively. For the three month periods ended June 30, 2009 and 2008, the Company’s effective tax rate for financial reporting purposes was approximately 35.5% and 39.0%, respectively. For the six month periods ended June 30, 2009 and 2008 income tax expense was $9.7 million and $10.1 million, respectively. For the six month periods ended June 30, 2009 and 2008, the Company’s effective tax rate for financial reporting purposes was approximately 36.4% and 39.7%, respectively. The decrease in the Company’s effective income tax rate is due to the Company’s ability to fully utilize the IRC Section 199 domestic production activities deduction and a lower effective state tax rate due to the transition of one state from an income tax to a gross receipts tax.
10. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$9,311	$8,794	$16,985	$10,068
Change in unrealized gains on available-for-sale securities, net of related tax effects	(81)	(62)	(187)	(37)

Comprehensive income	$9,230	$8,732	$16,798	$10,031

11. EQUITY TRANSACTIONS
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. During the quarter ended June 30, 2009, the Company repurchased 1.0 million shares of its common stock at an average price of $4.27 per share, for a purchase price of $4.4 million. Under this stock repurchase plan, the Company has repurchased a total of 5.9 million shares of its common stock for $26.8 million through June 30, 2009, at an average price of $4.56 per share.
     On February 19, 2008, the Company repurchased all of the outstanding 2.2 million shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008. The Series A Preferred Stock had a carrying value of $5.1 million. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value was accounted for as a deemed dividend and reduced the Company’s net income in the determination of net income applicable to common shareholders in the accompanying Consolidated Statements of Income.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 168, The FASB Accounting Standards Codification™ (“Codification”). The FASB notes that the Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”) which provides guidance on management’s assessment of subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in AU Section 560, with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. The Company adopted SFAS No. 165 effective June 30, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2 and FSP 124-2 apply to fixed maturity securities only and require separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of FSP 115-2 and FSP 124-2, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and FSP 124-2 are effective for the Company for the quarter ending June 30, 2009. The adoption of FSP 115-2 and FSP 124-2 did not have an impact on the Company’s consolidated financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is effective for the Company for the quarter ending June 30, 2009. The adoption of FSP 157-4 did not have an impact on the Company’s consolidated financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for the Company for the quarter ending June 30, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an impact on the Company’s consolidated financial position and results of operations.
     In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial position and results of operations.
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
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated financial position and results of operations.
13. RELATED PARTY TRANSACTIONS
     An immediate family member of the Company’s CEO provided certain consulting services to the Company totaling $35,000 and $53,000 for the three and six month periods ended June 30, 2009, respectively. In addition, an immediate family member of one of the Company’s Vice Presidents is a Senior Vice President for a company that provided certain consulting services to the Company totaling $17,000 and $59,000 for the three and six month periods ended June 30, 2009, respectively.

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
     In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance our product development programs and ensure that the company become economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. We continue to support the Acthar patient assistance programs, administered by the National Organization for Rare Disorders (“NORD”). These and other patient-oriented support programs have now provided free drug with commercial value of over $32 million to patients since September 2007. In addition to the free drug program, significant financial support continues to be provided to needy patients through NORD’s co-pay assistance programs that we sponsor. Because we are now economically viable, we have significantly improved our ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care, despite the deterioration of the current U.S. economic environment. We have been working closely with the neurology community to identify promising new projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, which have been made possible by our change in strategy, we expect to fund at least 20 new pre-clinical and clinical studies in 2009. To date during 2009 we have approved 18 of these studies.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, nephrotic syndrome and many other conditions with an inflammatory component. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In March 2009, we submitted our supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) to add the treatment of infantile spasms to the list of approved indications on the Acthar label. In May 2009, we were informed by the FDA that in order for our sNDA to be considered a complete submission, we must perform additional statistical analyses relating to data from one secondary study within the filing and provide the data to the FDA. We plan to resubmit our sNDA to the FDA as soon as these additional analyses are completed and fully documented. If the sNDA is approved, such approval could require various actions by Questcor, including modification of the existing Acthar label and/or the adoption of FDA-mandated risk evaluation and mitigation strategies. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we believe we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (ACTH) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar.
     In the first quarter of 2009, we completed the initial phase of our previously announced MS sales force expansion plan, hiring and training our sales force as well as completing all territorial realignments. Our expanded sales force of 30 representatives allows us to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. A second phase of our sales force expansion to approximately 38 representatives could occur later in 2009.
     From January 1, 2009 through August 7, 2009, we have repurchased a total of 2.4 million shares of our common stock for $11.2 million under our stock repurchase plan, at an average price of $4.70 per share. In May 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. As of August 7, 2009, there are a total of 7.6 million shares remaining under the revised stock repurchase plan. Since the initiation of this program in early 2008, we have returned approximately $57 million to shareholders through our common and preferred stock buyback efforts.
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

Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, chargebacks on sales of our products by wholesalers and our specialty distributor to government-supported entities, product returns, inventories, intangible assets, share-based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Sales Reserves
     For the three and six month periods ended June 30, 2009 and 2008, we have estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies; Medicaid rebates to all states for products dispensed to patients covered by Medicaid; and government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including such organizations as the Veterans Administration. Gross sales are also reduced for payments made under our Acthar patient co-payment assistance programs. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns, Medicaid rebates, and government chargebacks. We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our product returns, Medicaid rebates, and government chargebacks could differ significantly from our estimates because our analysis of product shipments, prescription trends, the amount of product in the distribution channel, and our interpretation of the Medicaid statute and regulations, may not be accurate. If actual product returns, Medicaid rebates, or government chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. To date, actual amounts have been generally consistent with our estimates.
     Product Returns
     During July 2007, we began utilizing CuraScript SD, a third party specialty distributor, to distribute Acthar. Effective August 1, 2007, we no longer sell Acthar to wholesalers and all of our proceeds from sales of Acthar in the United States are received from CuraScript SD. We sell Acthar to CuraScript SD at a discount from our list price. Gross product sales are recognized net of this discount upon receipt of the product by CuraScript SD. In April 2008, we announced the amendment to our distribution agreement with CuraScript SD, which became effective on June 1, 2008. Under the new terms, the discount provided by us to CuraScript SD was reduced from $1,047 per vial to $230 per vial. The new discounted sales price to CuraScript SD is $23,039 per vial and the stated list price remains at $23,269. However, under the new terms the pricing to CuraScript SD customers is unchanged. The amount of the discount to CuraScript SD is subject to annual adjustments based on the Consumer Price Index. In addition, the payment terms were reduced from 60 days to 30 days from when product is received by CuraScript SD. Under our distribution agreement with CuraScript SD, if the price of Acthar is reduced, CuraScript SD will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of Acthar is at our discretion. To date, there have been no such price reductions. We will supply replacement product to CuraScript SD on product returned between one month prior to expiration to three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. A reserve for estimated future replacements has been recorded as a liability within sales-related reserves which will be reduced as future replacements occur, with an offset to product inventories.
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
     Government Chargebacks
     Certain government-supported entities are permitted to purchase Acthar from CuraScript SD. CuraScript SD charges the significant discount back to us and reduces subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers. Chargebacks are generally applied by customers against their payments to us approximately 30 to 45 days after they have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. Revisions in the Medicaid rebate and chargeback estimates are charged to income in the period in which the information that gives rise to the revision becomes known.
     Co-Pay Assistance Programs
     We sponsor co-pay assistance programs for Acthar patients which are administered by the National Organization for Rare Disorders (“NORD”). The payments made under our co-pay assistance programs are accounted for as a reduction of gross sales.
     At June 30, 2009 and December 31, 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Medicaid rebates	$10,857	$11,406
Government chargebacks	145	164
Product returns	105	255

	$11,107	$11,825

Inventories
     As of June 30, 2009, our net raw material, work-in-process and finished goods inventories totaled $2.5 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of June 30, 2009, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.5 million related to our acquisition of Doral and $432,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of June 30, 2009, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three and six month periods ended June 30, 2009 and 2008 based on the historical term of our stock option awards. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three and six month periods ended June 30, 2009 includes $686,000 and $1.7 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net income for the three and six month periods ended June 30, 2008 includes $1.1 million and $3.0 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
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

     We determined that there was no loss associated with the Hayward facility when we initially subleased the space, as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with FIN 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FTB 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment. As of June 30, 2009 and December 31, 2008, the estimated liability related to the Hayward facility totaled $1.1 million and $1.2 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. In May 2009, we entered into a three-month extension of the sublease of the 5,000 square foot portion of the facility. Effective July 2009, the sublessee is leasing the 5,000 square foot portion of the facility on a month-to-month basis. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of June 30, 2009, we are obligated to pay rent on the Hayward facility of $3.0 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $1.4 million in sublease income to be used to pay a portion of our Hayward facility obligation.
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
Results of Operations
Three months ended June 30, 2009 compared to the three months ended June 30, 2008:
Net Sales

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net sales	$25,266	$24,898	$368	1%
     Net sales for the three month periods ended June 30, 2009 and 2008 were comprised of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended June 30, 2009 totaled $25.1 million as compared to $24.7 million during the same period in 2008. Acthar net sales increased slightly due to a reduction of the discount we provide to our specialty distributor. Effective June 1, 2008, the discounted sales price to CuraScript increased from $22,222 per vial to $23,039 per vial based on a list price of $23,269 per vial. During the second quarter of 2009 we shipped 1,564 Acthar vials to our specialty distributor as compared to 1,560 vials shipped during the second quarter of 2008.
     During the first quarter of 2009 we completed the initial phase of our previously announced MS sales force expansion. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. Our increased sales efforts have resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in the second quarter of 2009 as compared to the same period in 2008. During the second quarter of 2009, 141 new paid Acthar prescriptions were processed by our reimbursement support center and shipped to MS patients, a 64% increase over 86 new paid Acthar prescriptions shipped in the first quarter of 2009 and a 281% increase over the second quarter of 2008. Net sales of Acthar for the treatment of exacerbations associated with MS comprised approximately one third of total Acthar net sales in the second quarter of 2009. We expect net sales of Acthar in the treatment of patients with MS exacerbations to continue to grow modestly and sequentially in the third and fourth quarters of 2009.
     During the second quarter of 2009, 161 new paid Acthar prescriptions for IS were processed by our reimbursement support center and shipped, a decrease of 10% from the first quarter of 2009. We believe the modest decline in IS prescriptions resulted from normal variability in prescription activity in the very small IS patient population.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the three month period ended June 30, 2009, Acthar gross sales were reduced by approximately 30% to account for the estimated amount of Medicaid rebates and government chargebacks, as compared to approximately 29% for the three month period ended June 30, 2008. A greater percentage of infants than adults are eligible for Medicaid, which results in fewer MS patients than IS patients participating in the Medicaid program.
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
     We expect quarterly fluctuations in net sales due to changes in demand for our products, the timing of shipments, changes in inventory levels, expiration dates of product sold, the impact of our sales-related reserves, and the potential impact of an expected approval by the FDA of a competitive product for the treatment of IS.

Cost of Sales and Gross Profit

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Cost of sales	$1,603	$2,190	$(587)	(27)%
Gross profit	$23,663	$22,708	$955	4%
Gross margin	94%	91%
     Cost of sales for the three month period ended June 30, 2009 decreased $587,000 as compared to the three month period ended June 30, 2008. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The decrease in cost of sales was due primarily to decreases in product stability testing and distribution costs totaling approximately $480,000. The gross margin was 94% for the three month period ended June 30, 2009, as compared to 91% for the three month period ended June 30, 2008.
Selling, General and Administrative

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$7,180	$4,855	$2,325	48%
     The increase in selling, general and administrative expense for the three month period ended June 30, 2009 as compared to the same period in 2008 was due primarily to increases in headcount-related costs and costs associated with the support of our Acthar strategy, offset in part by lower share-based compensation expense.
     Headcount-related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $1.3 million as compared to the same period in 2008. During the first quarter of 2009 we completed the expansion of our sales force to 30 representatives and added additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. A second phase of our sales force expansion to approximately 38 representatives could occur later in 2009.
     Costs associated with the support of our Acthar strategy increased by approximately $700,000 in the three month period ended June 30, 2009 as compared to the same period in 2008. The increase is due primarily to our marketing program for MS. An increase of approximately $400,000 for professional services also contributed to the increase in selling, general and administrative expense in the three month period ended June 30, 2009.
     We incurred a total non-cash charge of $686,000 for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the quarter ended June 30, 2009, as compared to $1.1 million for the quarter ended June 30, 2008. Of this amount, $518,000 was included in selling, general and administrative expenses, a decrease of $341,000 as compared to the same period in 2008. The decrease in share-based compensation expense in the second quarter of 2009 was due primarily to an approximate $512,000 total decrease in expense associated with our employee stock purchase plan as compared to the second quarter of 2008.
Research and Development

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Research and development	$2,320	$3,555	$(1,235)	(35)%
     Costs included in research and development relate primarily to costs related to the resubmission of our Acthar sNDA for IS to the FDA, the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities. The decrease in research and development expenses was due primarily to decreases in costs related to our resubmission of our sNDA for IS and product development expenses. Expenses related to the resubmission of our sNDA, which we submitted in March 2009, and product development decreased approximately $1.3 million in the three month period ended June 30, 2009 as compared to the same period in 2008. We are seeking a partner to complete development of QSC-001 so that our research and development resources can be focused on pursuing potential growth opportunities for Acthar that have recently been identified.
     A non-cash charge of $168,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the three month period ended June 30, 2009, a decrease of $118,000 as compared to the same period in 2008.
     We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, and are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, we expect to fund at least 20 new pre-clinical and clinical studies in 2009. To date during 2009 we have approved 18 of these studies.
Depreciation and Amortization

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$118	$123	$(5)	(4)%
     Depreciation and amortization expense for the three month period ended June 30, 2009 was consistent with depreciation and amortization expense for the same period in 2008.
Total Other Income

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Total other income	$397	$244	$153	63%
     Total other income for the three month period ended June 30, 2009 increased $153,000 as compared to total other income for the same period in 2008. The increase was due primarily to a $200,000 gain on sale of product rights, offset in part by lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the three month period ended June 30, 2009 as compared to the same period in 2008.
Income Before Income Taxes and Income Tax Expense

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Income before income taxes	$14,442	$14,419	$23	0.2%
Income tax expense	$5,131	$5,625	$(494)	(9)%
     Income before income taxes for the three month periods ended June 30, 2009 and 2008 was consistent. Income tax expense for the three month period ended June 30, 2009 was $5.1 million as compared to $5.6 million for the three month period ended June 30, 2008. During the quarter ended June 30, 2009, our effective tax rate for financial reporting purposes was approximately 35.5% as compared to approximately 39.0% for the quarter ended June 30, 2008. The lower effective tax rate in the second quarter of 2009 was attributable to our ability to fully utilize the IRC Section 199 domestic production activities deduction and a lower effective state tax rate. In 2008 this deduction was not considered in the calculation of the effective tax rate. The lower effective state tax rate in the second quarter of 2009 was due to the transition of one state from an income tax to a gross receipts tax.

Net Income and Net Income Applicable to Common Shareholders

	Three Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net income and net income applicable to common shareholders	$9,311	$8,794	$517	6%
     For the three month period ended June 30, 2009, net income was $9.3 million as compared to net income of $8.8 million for the three month period ended June 30, 2008, an increase of $517,000. The increase resulted primarily from the lower effective tax rate for financial reporting purposes in the three month period ended June 30, 2009 as compared to the same period in 2008. For the three month period ended June 30, 2009, net income applicable to common shareholders of $9.3 million, or $0.14 per fully diluted share, as compared to net income applicable to common shareholders of $8.8 million, or $0.12 per fully diluted share, for the three month period ended June 30, 2008.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008:
Net Sales

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net sales	$48,564	$44,030	$4,534	10%
     Net sales for the six month periods ended June 30, 2009 and 2008 were comprised of our neurology products Acthar and Doral. Net sales of Acthar for the six month period ended June 30, 2009 totaled $48.2 million as compared to $43.6 million during the same period in 2008. The increase in net sales is due primarily to an increase in Acthar vials shipped during the first six months of 2009 as compared to the same period in of 2008. During the first six months of 2009 we shipped 2,993 Acthar vials to our specialty distributor as compared to 2,820 vials shipped during the first six months of 2008. In addition, a reduction of the discount we provide to our specialty distributor contributed to the increase in Acthar net sales. Effective June 1, 2008, the discounted sales price to CuraScript increased from $22,222 per vial to $23,039 per vial based on a list price of $23,269 per vial.
     During the first quarter of 2009 we completed the initial phase of our previously announced MS sales force expansion. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. During the first six months of 2009, our increased MS sales efforts resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients as compared to the first six months of 2008. During the first six months of 2009, 227 new paid Acthar prescriptions were processed by our reimbursement support center and shipped to MS patients, a 255% increase over 64 new paid Acthar prescriptions shipped in the first six months of 2008. We expect net sales of Acthar in the treatment of patients with MS exacerbations to continue to grow modestly and sequentially in the third and fourth quarters of 2009.
     As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For each of the six month periods ended June 30, 2009 and 2008, Acthar gross sales were reduced by approximately 30% to account for the estimated amount of Medicaid rebates and government chargebacks. A greater percentage of infants than adults are eligible for Medicaid, which results in fewer MS patients than IS patients participating in the Medicaid program.
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

Cost of Sales and Gross Profit

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Cost of sales	$3,113	$3,509	$(396)	(11)%
Gross profit	$45,451	$40,521	$4,930	12%
Gross margin	94%	92%
     Cost of sales for the six month period ended June 30, 2009 decreased $396,000 as compared to the six month period ended June 30, 2008. The decrease in cost of sales was due primarily to decreases in distribution costs and direct materials totaling approximately $470,000, offset in part by an increase in royalties on Acthar. The gross margin was 94% for the six month period ended June 30, 2009, as compared to 92% for the six month period ended June 30, 2008.
Selling, General and Administrative

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
		(in $000’s)
Selling, general and administrative expense	$14,433	$9,921	$4,512	45%
     The increase in selling, general and administrative expense for the six month period ended June 30, 2009 as compared to the same period in 2008 was due primarily to increases in headcount-related costs and costs associated with the support of our Acthar strategy, offset in part by lower share-based compensation expense.
     Headcount-related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $2.4 million as compared to the same period in 2008. The increase is due to the expansion of our sales force, which we completed during the first quarter of 2009 in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS. A second phase of our sales force expansion to approximately 38 representatives could occur later in 2009.
     Costs associated with the support of our Acthar strategy increased by approximately $2.1 million in the six month period ended June 30, 2009 as compared to the same period in 2008. The increase is due primarily to our marketing program for MS. An increase of approximately $500,000 for professional services also contributed to the increase in selling, general and administrative expense in the six month period ended June 30, 2009.
     We incurred a total non-cash charge of $1.7 million for SFAS No. 123(R) share-based compensation related to employees and non-employee members of our board of directors for the six month period ended June 30, 2009, as compared to $3.0 million for the six month period ended June 30, 2008. Of this amount, $1.4 million was included in selling, general and administrative expenses, a decrease of $1.1 million as compared to the same period in 2008. The decrease in share-based compensation expense in the first six months of 2009 was due primarily to an approximate $1.7 million total decrease in expense associated with our employee stock purchase plan as compared to the same period of 2008.
Research and Development

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Research and development	$4,776	$5,526	$(750)	(14)%
     The decrease in research and development expenses was due primarily to decreases in costs related to our resubmission of our sNDA for IS and product development expenses. Expenses related to the resubmission of our sNDA, which we submitted in March 2009, and product development decreased approximately $1.5 million in the six month period ended June 30, 2009 as compared to the same period in 2008. These decreases were partially offset by increased funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications. Expenses related to medical research projects increased approximately $325,000 in the six month period ended June 30, 2009 as compared to the same period in 2008. In addition, headcount-

related expenses, excluding share-based compensation, increased approximately $400,000 in the six month period ended June 30, 2009 as compared to the same period in 2008.
     A non-cash charge of $319,000 for SFAS No. 123(R) share-based compensation was included in research and development expenses in the six month period ended June 30, 2009, a decrease of $201,000 as compared to the same period in 2008.
Depreciation and Amortization

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$236	$245	$(9)	(4)%
     Depreciation and amortization expense for the six month period ended June 30, 2009 was consistent with depreciation and amortization expense for the same period in 2008.
Total Other Income

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Total other income	$690	$619	$71	11%
     Total other income for the six month period ended June 30, 2009 increased $71,000 as compared to total other income for the same period in 2008. The increase was due primarily to a $225,000 gain on sale of product rights, offset in part by lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the six month period ended June 30, 2009 as compared to the same period in 2008.
Income Before Income Taxes and Income Tax Expense

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Income before income taxes	$26,696	$25,448	$1,248	5%
Income tax expense	$9,711	$10,113	$(402)	(4)%
     Income before income taxes for the six month period ended June 30, 2009 was $26.7 million as compared to $25.4 million for the six month period ended June 30, 2008. The increase was due to the increase in net sales and the changes in expenses discussed above. Income tax expense for the six month period ended June 30, 2009 was $9.7 million as compared to $10.1 million for the six month period ended June 30, 2008. During the six months ended June 30, 2009, our effective tax rate for financial reporting purposes was approximately 36.4% as compared to approximately 39.7% for the six months ended June 30, 2008. The lower effective tax rate in the first six months of 2009 was attributable to our ability to fully utilize the IRC Section 199 domestic production activities deduction and a lower effective state tax rate. In 2008 this deduction was not considered in the calculation of the effective tax rate. The lower effective state tax rate in the first six months of 2009 was due to the transition of one state from an income tax to a gross receipts tax.

Net Income

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net income	$16,985	$15,335	$1,650	11%
     For the six month period ended June 30, 2009, net income was $17.0 million as compared to net income of $15.3 million for the six month period ended June 30, 2008, an increase of $1.7 million. The increase resulted primarily from the increase in net sales and the changes in expenses discussed above, and a lower effective tax rate for financial reporting purposes in the six month period ended June 30, 2009 as compared to the same period in 2008.
Series A Preferred Stock Dividend

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Deemed dividend on Series A Preferred Stock	$—	$5,267	$(5,267)	(100)%
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
Net Income Applicable to Common Shareholders

	Six Months Ended
	June 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net income applicable to common shareholders	$16,985	$10,068	$6,917	69%
     For the six month period ended June 30, 2009, net income applicable to common shareholders was $17.0 million, or $0.25 per fully diluted share, as compared to net income applicable to common shareholders of $10.1 million, or $0.14 per fully diluted share, for the six month period ended June 30, 2008, an increase of $6.9 million. In the six month period ended June 30, 2008, the deemed dividend on Series A Preferred Stock reduced net income by $5.3 million, and reduced fully diluted earnings per share applicable to common shareholders by $0.07.
Liquidity and Capital Resources
     Prior to the implementation of our strategy and business model for Acthar in August 2007, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines. During the six month period ended June 30, 2009, we generated $24.8 million in cash from operations. The $24.8 million in cash flow generated from operations included a $5.4 million increase in accounts payable at June 30, 2009 due to timing of Medicaid payments and a $3.3 million reduction of prepaid income taxes resulting principally from the application of prepaid income taxes against our first quarter of 2009 estimated tax liability. During the six month period ended June 30, 2008, we generated $29.9 million in cash from operations. The $29.9 million in cash flow generated from operations during the six month period ended June 30, 2008 included a $6.4 million decrease in deferred tax assets, a $4.2 million increase in sales-related reserves and a $2.1 million decrease in accounts receivable.
     At June 30, 2009, we had cash, cash equivalents and short-term investments of $69.6 million compared to $55.5 million at December 31, 2008. The increase was due primarily to $24.8 million of cash generated from operations and $547,000 in proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options, partially offset by $11.2 million paid to repurchase our common stock. At June 30, 2009, our working capital was $67.2 million compared to $59.3 million at December 31, 2008. The increase in our working capital was principally due to the $14.2 million increase in cash, cash equivalents and short-term investments, an increase in accounts receivable of $1.6 million and a decrease of $0.7 million in sales reserves, partially offset by an increase in accounts payable of $5.4 million and a decrease in prepaid income taxes of $3.3 million.
     In February 2008 our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. On May 29, 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. During the quarter ended June 30, 2009, we repurchased 1.0 million shares of our common stock at an average price of $4.27 per share, for a total purchase price of $4.4 million. Through August 7, 2009, we have repurchased a total of 5.9 million shares of our common stock for $26.8 million under our stock repurchase plan, at an average price of $4.56 per share. As of August 7, 2009, there are 7.6 million shares remaining under the stock repurchase plan.
Recently Issued Accounting Standards
     See Note 12, “Recently Issued Accounting Standards,” in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at June 30, 2009 has not changed materially from December 31, 2008, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation into the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with its investigation, under New York’s antitrust statute and Federal antitrust statutes, into the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar. The Company has provided documents and information to the Attorney Generals of Missouri and New York. The Company intends to cooperate with those offices, as it has with respect to government inquiries of all types.
ITEM 1A. RISK FACTORS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its Acthar-centric business strategy, including its expansion in the MS marketplace;
•	the Company’s ability to manage its sales force expansion;
•	FDA approval of and the market introduction of competitive products and the Company’s inability to market Acthar in IS prior to approval of IS as a labeled indication;
•	the Company’s ability to operate within an industry that is highly regulated at both the Federal and state level;
•	regulatory changes or actions including Federal or State health care reform initiatives;
•	the Company’s ability to accurately forecast the demand for its products;
•	the gross margin achieved from the sale of the Company’s products;
•	the Company’s ability to estimate the quantity of Acthar used by government-supported entities and Medicaid-eligible patients;
•	the actual amount of rebates and chargebacks related to the use of Acthar by government-supported entities and Medicaid-eligible patients may differ materially from the Company’s estimates;
•	the expenses and other cash needs for upcoming periods;
•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals;
•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;
•	the Company’s ability to obtain finished goods from its sole source contract manufacturers on a timely basis if at all;
•	the Company’s ability to attract and retain key management personnel;
•	the Company’s ability to utilize its net operating loss carryforwards to reduce income taxes on taxable income;
•	research and development risks, including risks associated with the Company’s sNDA for IS and its preliminary work in the area of nephrotic syndrome;
•	uncertainties regarding the Company’s intellectual property;
•	the uncertainty of receiving required regulatory approvals in a timely way, or at all; and

•	uncertainties in the credit and capital markets and the impact a further deterioration of these markets could have on the Company’s investment portfolio.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
April 1 — April 30, 2009	—	—	—	2,164,200
May 1 — May 31, 2009	983,700	$4.27	983,700	7,680,500
June 1 — June 30, 2009	50,000	$4.27	50,000	7,630,500

Total	1,033,700	$4.27	1,033,700
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. The stock repurchase plan was publicly announced on March 3, 2008. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. The increase to the number of shares authorized under the stock repurchase plan was publicly announced on June 2, 2009. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time and in such amounts as management deems appropriate and will be funded from available working capital. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the board of directors without prior notice.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its 2009 Annual Meeting of Shareholders on May 29, 2009. The following matters received the votes at the 2009 Annual Meeting of Shareholders as set forth below:
1.	Election of Directors to hold office until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Don M. Bailey	51,218,658	1,672,371
Neal C. Bradsher	50,660,649	2,230,380
Stephen C. Farrell	51,356,172	1,534,857
Virgil D. Thompson	51,396,407	1,494,622
David Young	51,407,194	1,483,835
2.	Ratification of Odenberg Ullakko Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For:	52,768,046
Against:	89,322
Abstain:	33,661
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit No	Description
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.
Date: August 7, 2009	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

By:	/s/ Gary Sawka
Gary Sawka
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.