Form 10-Q
period 2009-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2009-11-09
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 2, 2009 there were 64,164,854 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,321	$13,282
Short-term investments	37,022	42,169

Total cash, cash equivalents and short-term investments	73,343	55,451
Accounts receivable, net of allowance for doubtful accounts of $0 and $62 at September 30, 2009 and December 31, 2008, respectively	10,598	10,418
Inventories, net	3,434	2,459
Prepaid income taxes	5,256	3,316
Prepaid expenses and other current assets	1,240	1,101
Deferred tax assets	5,651	6,252

Total current assets	99,522	78,997
Property and equipment, net	414	450
Purchased technology, net	3,446	3,669
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	5,021	5,021

Total assets	$109,412	$89,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,695	$4,302
Accrued compensation	1,808	1,896
Sales-related reserves	13,965	11,825
Other accrued liabilities	1,145	1,702

Total current liabilities	29,613	19,725
Lease termination and deferred rent liabilities and other non-current liabilities	1,307	1,529

Total liabilities	30,920	21,254

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 64,162,052 and 65,970,653 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	76,665	84,028
Retained earnings (accumulated deficit)	1,803	(16,405)
Accumulated other comprehensive income	24	269

Total shareholders’ equity	78,492	67,892

Total liabilities and shareholders’ equity	$109,412	$89,146

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$13,851	$24,200	$62,415	$68,230
Cost of sales (exclusive of amortization of purchased technology)	2,006	1,937	5,119	5,446

Gross profit	11,845	22,263	57,296	62,784
Operating expenses:
Selling, general and administrative	7,676	4,251	22,109	14,172
Research and development	2,215	2,577	6,991	8,103
Depreciation and amortization	123	134	359	379

Total operating expenses	10,014	6,962	29,459	22,654

Income from operations	1,831	15,301	27,837	40,130
Other income:
Interest income	119	209	583	817
Other income, net	1	—	2	11
Gain on sale of product rights	—	—	225	—

Total other income	120	209	810	828

Income before income taxes	1,951	15,510	28,647	40,958
Income tax expense	728	6,555	10,439	16,668

Net income	1,223	8,955	18,208	24,290
Deemed dividend on Series A preferred stock	—	—	—	5,267

Net income applicable to common shareholders	$1,223	$8,955	$18,208	$19,023

Net income per share applicable to common shareholders:
Basic	$0.02	$0.13	$0.28	$0.28

Diluted	$0.02	$0.13	$0.27	$0.26

Shares used in computing net income per share applicable to common shareholders:
Basic	64,009	66,796	64,570	68,642

Diluted	65,993	70,111	66,753	72,360

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$18,208	$24,290
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,394	3,773
Deferred income taxes	587	8,504
Amortization of investments	81	(421)
Depreciation and amortization	359	378
Gain on sale of product rights	(225)	—
Income tax benefit from share-based compensation	573	—
Excess tax benefit from share-based compensation	(572)	(1,424)
Changes in operating assets and liabilities:
Accounts receivable	(180)	12,533
Inventories	(975)	(72)
Prepaid income taxes	(1,940)	—
Prepaid expenses and other current assets	(139)	(489)
Accounts payable	8,393	2,767
Accrued compensation	(88)	(552)
Sales-related reserves	2,140	5,799
Income taxes payable	—	(1,330)
Other accrued liabilities	(557)	251
Other non-current liabilities	(222)	(266)

Net cash flows provided by operating activities	27,837	53,741

INVESTING ACTIVITIES
Purchase of property and equipment	(100)	(59)
Purchase of short-term investments	(50,300)	(45,664)
Proceeds from the sale and maturities of short-term investments	55,135	31,386
Net proceeds from sale of product rights	225	—
Changes in deposits and other assets	—	35

Net cash flows provided by (used in) investing activities	4,960	(14,302)

FINANCING ACTIVITIES
Issuance of common stock, net	859	1,123
Repurchase of common stock	(11,189)	(35,571)
Repurchase of Series A preferred stock	—	(10,348)
Excess tax benefit from share-based compensation	572	1,424

Net cash flows used in financing activities	(9,758)	(43,372)

Increase (decrease) in cash and cash equivalents	23,039	(3,933)
Cash and cash equivalents at beginning of period	13,282	15,939

Cash and cash equivalents at end of period	$36,321	$12,006

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a pharmaceutical company that markets H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of nephrotic syndrome. H.P. Acthar Gel (“Acthar”) is not indicated for, but is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. The Company has resubmitted its supplemental New Drug Application (“sNDA”) to the FDA seeking approval to market Acthar for the treatment of infantile spasms. The Company also markets Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.
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
Basis of Presentation
     The Company has determined that it operates in one business segment, pharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.
     The Company has evaluated subsequent events through November 9, 2009, the date the unaudited consolidated financial statements were issued, and determined that there were no material subsequent events that required disclosure in the consolidated financial statements.
2. REVENUE RECOGNITION
     Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for Medicaid rebates, other government program rebates and chargebacks, co-pay assistance programs, product returns and payment discounts. Revenue is recognized upon customer receipt of the shipment, provided that title to the product and risk of loss transfer at the point of receipt by the customer. If the title to the product and risk of loss transfer at the point of shipment, revenue is recognized upon shipment of the product. The Company estimates reserves for Medicaid rebates to all states for products dispensed to patients covered by Medicaid and for government chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations, including Tricare and the Veterans Administration. The Company estimates its reserves by utilizing historical information and data obtained from external sources.
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of the Company’s reserves for Medicaid rebates and other government program rebates and chargebacks. The Company believes that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, the Company’s actual Medicaid rebates and other government program rebates and chargebacks could differ significantly from its estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, and new interpretations of the Medicaid statutes and regulations. If actual Medicaid rebates and other government program rebates and chargebacks are significantly different from the Company’s estimates, such differences would be accounted for in the period in which they become known.
     Historically, actual amounts have generally been consistent with the Company’s estimates; however, during the three month period ended September 30, 2009, the Company received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. In connection with its receipt of these rebates, the Company increased its rebate reserve which reduced net sales in the current quarter by approximately $4.6 million.
     During the three month period ended September 30, 2009, the Company recorded an additional rebate reserve which reduced net sales by $1.4 million as a result of a final rule issued by the Department of Defense for potential rebates due for drugs sold by retail pharmacies to Tricare beneficiaries. Of the $1.4 million recorded during the three month period ended September 30, 2009, $0.4 million related to sales that were recorded in the quarter ended June 30, 2009.
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
     The Company supplies replacement product to CuraScript SD on product returned between one month prior to expiration to three months post expiration. Returns from product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges are included in cost of sales. Product returns have been insignificant since the Company began utilizing the services of CuraScript SD to distribute Acthar.
     The Company provides a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. The Company’s a) estimated rebate percentage adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during the period as follows:
a)	The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with end user demand data during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units associated with prior rebate periods.

b)	In order to assess current and future rates of Medicaid utilization, the Company analyzes inventory levels received from a third party, CuraScript SD, patient prescription and shipment data received from a third party, CuraScript SP, and claims-level detail received from state Medicaid agencies.

     The rebate amount per unit is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period. The Company multiplies the rebate amount per unit by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount the Company rebates for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than the price to CuraScript SD. The Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established.
     Certain other government-supported entities such as the Veterans Administration and Department of Defense are permitted to purchase Acthar from CuraScript SD for a nominal amount. CuraScript SD charges the significant discount back to the Company and reduces subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by the Company’s largest customers. Chargebacks are generally applied by customers against their payments to the Company approximately 30 to 45 days after the customers have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     At September 30, 2009 and December 31, 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Medicaid rebates	$12,492	$11,406
Tricare rebates	1,400	—
Government chargebacks	73	164
Product returns	—	255

	$13,965	$11,825

3. SHARE-BASED COMPENSATION
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Selling, general and administrative	$512	$493	$1,896	$2,998
Research and development	157	142	477	660

Total	$669	$635	$2,373	$3,658

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
September 30, 2009
Cash equivalents	$30,922	$—	$—	$30,922

Short-term investments:
Commercial paper	$10,730	$19	$—	$10,749
Government-sponsored enterprises	13,327	3	(8)	13,322
Certificates of deposit	5,600	—	(20)	5,580
Municipal bonds	7,327	44	—	7,371

	$36,984	$66	$(28)	$37,022

December 31, 2008
Cash equivalents	$10,293	$—	$—	$10,293

Short-term investments:
Commercial paper	$7,830	$59	$—	$7,889
Government-sponsored enterprises	30,309	210	—	30,519
Municipal bonds	3,762	—	(1)	3,761

	$41,901	$269	$(1)	$42,169

     The amortized cost and fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated Fair
	Cost	Value
Due in one year or less	$67,426	$67,466
Due after one through two years	480	478

Total available-for-sale securities	$67,906	$67,944

     As of September 30, 2009, the average contractual maturity of the Company’s short-term investments was approximately 11 months.
     As of September 30, 2009, the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Government-sponsored enterprises	$(8)	$6,044	$—	$—
Certificates of deposit	(20)	3,580	—	—

Total	$(28)	$9,624	$—	$—

     The gross unrealized losses reported above for September 30, 2009 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through September 30, 2009. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities the Company owns. Based on the Company's review of these securities, including its assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these investments.
Fair Value
     Effective January 1, 2008, the Company adopted Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157). ASC 820 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. ASC 820 does not significantly change the Company’s previous practice with regard to asset valuation. The ASC 820 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
     As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted market prices in active markets; (Level 2) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable debt securities at fair value. The Company’s fair market value measurements utilize either quoted prices in active markets (“Level 1”) or prices using readily observable inputs (“Level 2”) for all of its short-term investments, and are as a result valued at either the Level 1 or Level 2 fair value hierarchy as defined in ASC 820.
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

     Short-term available-for-sale investments at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with ASC 820. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. While the Company utilizes multiple third party pricing services to obtain fair value, it generally obtains one price for each individual security. The Company performs monthly analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The analyses include a review of month to month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security. The Company also reviews the fair value hierarchy classification. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at September 30, 2009 (in thousands):

	Basis of Fair Value Measurements
		Quoted prices	Significant
		in active	other	Significant
	Balance at	markets for	observable	unobservable
	September 30,	identical items	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$30,922	$30,922	$—	—
Commercial paper	10,749	—	10,749	—
Government-sponsored enterprises	13,322	—	13,322	—
Certificates of deposit	5,580	—	5,580	—
Municipal bonds	7,371	—	7,371	—

	$67,944	$30,922	$37,022	—

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine month period ended September 30, 2009.
5. INVENTORIES
     Inventory is comprised of raw materials, work-in-process and finished goods. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory. In the quarter ended September 30, 2009, the Company reserved $500,000 for a manufactured lot of Acthar that did not meet specifications. In the third quarter of 2009 the Company manufactured a lot of Acthar active pharmaceutical ingredient which contributed to the increased inventory balance at September 30, 2009.
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$3,104	$2,056
Work-in-process	565	—
Finished goods	319	432
Less allowance for excess and obsolete inventories	(554)	(29)

	$3,434	$2,459

6. PURCHASED TECHNOLOGY
     Purchased technology at September 30, 2009 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $940,000 as of September 30, 2009.

7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company does not occupy this space and has subleased the facility. The Company’s master lease on the Hayward facility expires in November 2012. As of September 30, 2009, the Company is obligated to pay rent on the Hayward facility of $2.8 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.3 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of September 30, 2009 and December 31, 2008, the estimated liability related to the Hayward facility totaled $1.0 million and $1.2 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.
     The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008.
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
     The following table presents the amounts and shares used in computing basic and diluted net income per share applicable to common shareholders for the three and nine month periods ended September 30, 2009 and 2008, and the effect of dilutive potential common shares on the number of shares used in computing diluted net income per share applicable to common shareholders. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income applicable to common shareholders	$1,223	$8,955	$18,208	$19,023

Shares used in computing net income per share applicable to common shareholders:
Basic	64,009	66,796	64,570	68,642
Effect of dilutive potential common shares:
Stock options	1,977	3,303	2,171	3,516
Restricted stock	7	12	12	21
Warrants	—	—	—	181

Diluted	65,993	70,111	66,753	72,360

Net income per share applicable to common shareholders:
Basic	$0.02	$0.13	$0.28	$0.28

Diluted	$0.02	$0.13	$0.27	$0.26

     The following table presents the shares excluded from the computation of diluted net income per share applicable to common shareholders as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	2,413	1,600	2,397	1,338
Restricted stock	—	233	—	233
Series A Preferred Stock	—	—	—	393

9. INCOME TAXES
     Income tax expense for the three month periods ended September 30, 2009 and 2008 was $0.7 million and $6.6 million, respectively. For the three month periods ended September 30, 2009 and 2008, the Company’s effective tax rate for financial reporting purposes was approximately 37.3% and 42.3%, respectively. For the nine month periods ended September 30, 2009 and 2008 income tax expense was $10.4 million and $16.7 million, respectively. For the nine month periods ended September 30, 2009 and 2008, the Company’s effective tax rate for financial reporting purposes was approximately 36.4% and 40.7%, respectively. The decrease in the Company’s effective income tax rate is due to the Company’s ability to fully utilize the IRC Section 199 domestic production activities deduction and a lower effective state tax rate due to the transition of one state from an income tax to a gross receipts tax.
10. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$1,223	$8,955	$18,208	$24,290
Change in unrealized gains on available-for-sale securities, net of related tax effects	(58)	(22)	(245)	(59)

Comprehensive income	$1,165	$8,933	$17,963	$24,231

11. EQUITY TRANSACTIONS
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. There were no purchases in the quarter ended September 30, 2009. Under this stock repurchase plan, the Company has repurchased a total of 5.9 million shares of its common stock for $26.8 million through September 30, 2009, at an average price of $4.56 per share.
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
     During 2008 the Company completed two repurchases outside of its stock repurchase plan. On August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, the Company completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.
     On October 20, 2009, in connection with its regular review of trends and best practices in corporate governance, the Company’s board of directors unanimously approved two corporate governance matters to provide Questcor’s shareholders more say with respect to proposals to acquire the Company and better information about the economic interests of proponents of shareholder proposals and director nominations. The board voted to amend the Company’s shareholder rights plan to accelerate the final expiration date of the preferred stock purchase rights issued thereunder. The amendment had the effect of terminating the rights plan effective October 26, 2009. In addition, the board approved amendments to the Company’s bylaws to require any Questcor shareholder submitting a proposal or director nomination to provide information regarding hedging positions or other agreements that serve to mitigate the loss to or otherwise manage the risk of changes to Questcor’s stock price, and to update such information within 10 days after the record date for the Company’s annual meeting.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 168, The FASB Accounting Standards Codification™ (“ASC”). The FASB notes that the ASC will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All of the ASC content will carry the same level of authority, effectively superseding Statement No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In May 2009, the FASB issued an accounting standard codified in ASC 855, Subsequent Events (formerly SFAS No. 165) which provides guidance on management’s assessment of subsequent events. ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. ASC 855 is not expected to significantly change practice because it includes guidance which is similar to that in AU Section 560, with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. The Company adopted ASC 855 effective June 30, 2009.
     In April 2009, the FASB issued an accounting standard codified in ASC 320, Investments-Debt and Equity Securities (formerly FASB Staff Position (FSP) 115-2 and FSP 124-2). ASC 320 provides greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. ASC 320 applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of ASC 320, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. ASC 320 is effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 320 did not have an impact on the Company’s consolidated financial position and results of operations.
     In April 2009, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures (formerly FSP 157-4). ASC 820 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. ASC 820 is effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 820 did not have an impact on the Company’s consolidated financial position and results of operations.
     In April 2009, the FASB issued an accounting standard codified in ASC 825, Financial Instruments (formerly FSP 107-1 and APB 28-1). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 is effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 825 did not have an impact on the Company’s consolidated financial position and results of operations.
     In December 2007, the FASB issued an accounting standard codified in ASC 805, Business Combinations (formerly FAS No. 141(R)). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of ASC 805 if and when a future acquisition occurs.
     In November 2007, the EITF issued an accounting standard codified in ASC 808, Collaborative Arrangements (formerly EITF 07-1). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. ASC 808 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of ASC 808 did not have a material impact on the Company’s consolidated financial position and results of operations.

13. RELATED PARTY TRANSACTIONS
     An immediate family member of the Company’s CEO provided certain consulting services to the Company totaling $35,000 and $88,000 for the three and nine month periods ended September 30, 2009, respectively. This immediate family member of the CEO was hired as an employee effective September 8, 2009. In accordance with the Company’s Related Party Transaction Policy, this transaction was approved by the disinterested members of the Company’s board of directors. In addition, an immediate family member of one of the Company’s Vice Presidents is a Senior Vice President for a company that provided certain consulting services to the Company totaling $74,000 and $133,000 for the three and nine month periods ended September 30, 2009, respectively.
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
Overview
     We market H.P. Acthar Gel (repository corticotropin injection), an injectable drug that is approved for the treatment of certain disorders with an inflammatory component, including the treatment of exacerbations associated with multiple sclerosis (“MS”), and the treatment of nephrotic syndrome. H.P. Acthar Gel (“Acthar”) is not indicated for, but is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder. From time to time we receive prescriptions for Acthar for other conditions. We also market Doral (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.
     In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best position Acthar to benefit patients, advance our product development programs and ensure that the company become economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. We continue to support the Acthar patient assistance programs, administered by the National Organization for Rare Disorders (“NORD”). These and other patient-oriented support programs have now provided free drug with commercial value of over $37 million to patients since September 2007. In addition to the free drug program, significant financial support continues to be provided to needy patients through NORD’s co-pay assistance programs that we sponsor. Because we are now economically viable, we have significantly improved our ability to maintain the long-term availability of Acthar and fund important medical research projects that have the goal of improving patient care, despite the deterioration of the current U.S. economic environment. We have been working closely with the neurology community to identify promising new projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades, as well as to better understand the drug’s mechanisms of action.
     Acthar is currently approved in the U.S. for the treatment of exacerbations associated with MS, nephrotic syndrome and many other conditions with an inflammatory component. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In March 2009, we submitted our supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) to add the treatment of infantile spasms to the list of approved indications on the Acthar label. In May 2009, we were informed by the FDA that in order for our sNDA to be considered a complete submission, we must perform additional statistical analyses relating to data from one secondary study within the filing and provide the data to the FDA. On October 15, 2009 we resubmitted our sNDA to the FDA. The resubmission included additional statistical analyses requested by the FDA. If the sNDA is approved, such approval could require various actions by Questcor, including modification of the existing Acthar label and/or the adoption of FDA-mandated risk evaluation and mitigation strategies. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we believe we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (ACTH) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar.
     In the first quarter of 2009, we completed the initial phase of our MS sales force expansion plan, hiring and training our sales force as well as completing all territorial realignments. A second phase of our sales force expansion was completed in the third quarter of 2009. Our expanded sales force of 38 representatives allows us to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved.
     We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, we are currently funding 25 pre-clinical and clinical studies. Many of these studies are examining the use of Acthar in the treatment of nephrotic syndrome, a disorder involving deterioration of kidney function that often leads to the need for renal dialysis or transplant. We are also now beginning to fund exploratory pre-clinical research evaluating whether Acthar could have potential value in the management of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s Disease) and traumatic brain injury.
     From January 1, 2009 through November 9, 2009, we have repurchased a total of 2.4 million shares of our common stock for $11.2 million under our stock repurchase plan, at an average price of $4.70 per share. In May 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. As of November 9, 2009, there are a total of 7.6 million shares authorized remaining under the revised stock repurchase plan. Since the initiation of this program in early 2008, we have returned approximately $57 million to shareholders through our common and preferred stock buyback efforts.
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
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation related to our products dispensed to Medicaid eligible patients, other government rebate programs and chargebacks on sales of our products by wholesalers and our specialty distributor to government-supported entities, inventories, intangible assets, share-based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Sales Reserves
     For the three and nine month periods ended September 30, 2009 and 2008, we have estimated reserves for Medicaid rebates to all states for products dispensed to patients covered by Medicaid; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including such organizations as the Veterans Administration; and reserves for rebates related to a health coverage program called Tricare. For the three and nine month periods ended September 30, 2008, we estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies. Gross sales are also reduced for payments made under our Acthar patient co-payment assistance programs. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our actual Medicaid rebates and other government program rebates and chargebacks could differ significantly from our estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of

Medicaid claims, adjustments to the amount of product in the distribution channel, and new interpretations of the Medicaid statutes and regulations. If actual Medicaid rebates, or other government program rebates and chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. Historically, actual amounts have been generally consistent with our estimates. However, during the three month period ended September 30, 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. In connection with the receipt of these rebates, we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. During the three month period ended September 30, 2009, we recorded an additional rebate reserve which reduced net sales by $1.4 million as a result of a final rule issued by the Department of Defense for potential rebates due for drugs sold by retail pharmacies to Tricare beneficiaries. Of the $1.4 million recorded during the three month period ended September 30, 2009, $0.4 million related to sales that were recorded in the quarter ended June 30, 2009.
     Medicaid Rebates
     We provide a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. Our a) estimated rebate percentage, adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during a period as follows:
a)	The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with end user demand data during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units associated with prior rebate periods.

b)	In order to assess current and future rates of Medicaid utilization, we analyze inventory levels received from a third party, CuraScript SD, patient prescription and shipment data received from a third party, CuraScript SP, and claims-level detail received from state Medicaid agencies.
     The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the rebate amount per unit by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to CuraScript SD. Management believes that the information received from CuraScript SD related to inventory levels and CuraScript SP related to prescription and shipment data is reliable, but we are unable to independently verify the accuracy of such data. The Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established.
     Government Chargebacks
     Certain other government-supported entities such as the Veterans Administration and Department of Defense are permitted to purchase Acthar from CuraScript SD for a nominal amount. CuraScript SD charges the significant discount back to us and reduces subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers. Chargebacks are generally applied by customers against their payments to us approximately 30 to 45 days after they have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     We routinely assess our experience with Medicaid rebates and government chargebacks and adjust the reserves accordingly. Revisions in the Medicaid rebate and chargeback estimates are charged to income in the period in which the information that gives rise to the revision becomes known.

     Tricare Rebates
     We have established a reserve for rebates related to a health coverage program called Tricare. On March 17, 2009, the Department of Defense issued final regulations under the Fiscal Year 2008 National Defense Authorization Act which interpreted such Act to expand Tricare to include prescription drugs dispensed by Tricare retail network pharmacies. Our Tricare rebate reserve reflects this program expansion and is based on estimated Department of Defense eligible sales multiplied by the Tricare rebate formula. In estimating our rebate eligible sales, we did not include sales prior to the effective date of the Department of Defense regulations, based on our interpretation of the regulations and a pending dispute between an industry coalition and the Department of Defense. We did not record reserves for retroactive rebates in the amount of $100,000 for 2008 and $1.2 million for the January-May 2009 timeframe. Depending on the outcome of this dispute, it is possible that we will need to increase our rebate reserve relating to Tricare for these amounts.
     Co-Pay Assistance Programs
     We sponsor co-pay assistance programs for Acthar patients which are administered by the National Organization for Rare Disorders (“NORD”). The payments made under our co-pay assistance programs are accounted for as a reduction of gross sales.
     Product Returns
     We supply replacement product to CuraScript SD on product returned between one month prior to expiration to three months post expiration. Returns from product lots are exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges are included in cost of sales. Product returns have been insignificant since we began utilizing the services of CuraScript SD to distribute Acthar.
     Shelf-Stock Adjustment Credit
     Under our distribution agreement with CuraScript SD, if the price of Acthar is reduced, CuraScript SD will receive a shelf-stock adjustment credit based upon the amount of product in their inventory at the time of the price reduction. Any reduction in the selling price of Acthar is at our discretion. To date, there have been no such price reductions.
     At September 30, 2009 and December 31, 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Medicaid rebates	$12,492	$11,406
Tricare rebates	1,400	—
Government chargebacks	73	164
Product returns	—	255

	$13,965	$11,825

Inventories
     As of September 30, 2009, our net raw material, work-in-process and finished goods inventories totaled $3.4 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. In the quarter ended September 30, 2009, we reserved $500,000 for a manufactured lot of Acthar that did not meet specifications. We intend to control inventory levels of our products purchased by our customers. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of September 30, 2009, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.4 million related to our acquisition of Doral and $414,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with ASC 350, Intangibles-Goodwill and Other (formerly SFAS No. 142), we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with ASC 360, Property Plant and Equipment (formerly SFAS No. 144), we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of September 30, 2009, no impairment had been indicated.
Share-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, Compensation-Stock Compensation (formerly SFAS No. 123(R)), using the modified-prospective transition method. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the three and nine month periods ended September 30, 2009 and 2008 based on the historical term of our stock option awards. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three and nine month periods ended September 30, 2009 included $669,000 and $2.4 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net income for the three and nine month periods ended September 30, 2008 included $635,000 and $3.7 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
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
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space, as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with ASC 840, Leases (which now includes former FIN 27 and FTB 79-15). As of September 30, 2009 and December 31, 2008, the estimated liability related to the Hayward facility totaled $1.0 million and $1.2 million, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. The 5,000 square foot sublease is currently leased on a month-to-month basis. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of September 30, 2009, we are obligated to pay rent on the Hayward facility of $2.8 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $1.3 million in sublease income to be used to pay a portion of our Hayward facility obligation.
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

Results of Operations
Three months ended September 30, 2009 compared to the three months ended September 30, 2008:
Net Sales

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Gross sales	$31,337	$34,762	$(3,425)	(10)%

Deductions from gross sales:
Provision for Medicaid rebates	14,107	10,002	4,105	41%
Provision for chargebacks	1,807	623	1,184	190%
Provision for Tricare rebates	1,400	—	1,400	—
Co-payment assistance and other	172	(63)	235	373%

Total deductions	17,486	10,562	6,924	66%

Net sales	$13,851	$24,200	$(10,349)	(43)%

     Net sales for the three month periods ended September 30, 2009 and 2008 were comprised of our neurology products Acthar and Doral. Net sales of Acthar for the three month period ended September 30, 2009 totaled $13.6 million as compared to $24.0 million during the same period in 2008. The decrease in Acthar net sales resulted primarily from higher than anticipated amounts of Medicaid rebates related to Acthar usage in previous quarters and a lower number of shipped and paid prescriptions for the treatment of infantile spasms (IS). These factors were partially offset by the continued sequential improvement in sales of Acthar in the multiple sclerosis (MS) market.
     Sales reserves recorded in the third quarter of 2009 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs were significantly higher than sales reserves recorded in the third quarter of 2008. We provide a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. In addition, other government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and other government program rebates and chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Sales reserves related to government programs for Acthar shipments in the third quarter of 2009 were higher than prior quarters. Furthermore, the third quarter sales rebate reserves included a one-time adjustment of $4.6 million for higher prior period Medicaid rebate provisions which reduced net sales. In addition, as a result of a new assessment of our liability under a Department of Defense regulation, we reserved an additional rebate reserve which reduced net sales by $1.4 million for rebates related to a health coverage program called Tricare. Approximately $0.4 million of the Tricare rebate reserve related to sales that were recorded in the second quarter of 2009.
     In the third quarter of 2009, sales reimbursed by Medicaid represented a larger percentage of overall IS sales than in previous periods. During the third quarter of 2009, 119 new paid Acthar prescriptions for IS were processed by our reimbursement support center and shipped, a decrease of 26% from the second quarter of 2009. However, Medicaid and other government entity shipments remained relatively flat in the third quarter of 2009 as compared to the second quarter of 2009. We believe this pattern may be due to an increasing number of families losing employer-paid healthcare insurance and an easing of Medicaid eligibility requirements in certain states.
     During the third quarter of 2009 we shipped 1,354 Acthar vials to our specialty distributor as compared to 1,500 vials shipped during the third quarter of 2008. There has been significant variability in prescription activity on a monthly basis in the use of Acthar in the treatment of IS due to the very small IS patient population. For each of the three months in the third quarter of 2009, the monthly usage of Acthar for IS was at the low end of its two year historic monthly range. We believe it is possible that a portion of the usage decline was related to a lower national birth rate in 2009 and the greater use of alternative therapies for the treatment of IS.
     During the third quarter of 2009 we expanded our MS sales force to 38 representatives. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. Our increased sales efforts have resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in the third quarter of 2009 as compared to the same period in 2008. During the third quarter of 2009, 161 new paid Acthar prescriptions were processed by our reimbursement support center and shipped to MS patients, a 14% increase over 141 new paid Acthar prescriptions shipped in the second quarter of 2009 and a 188% increase over the third quarter of 2008. We expect net sales of Acthar in the treatment of patients with MS exacerbations to continue to grow modestly in the fourth quarter of 2009.
     For the three month period ended September 30, 2009, to determine our net sales, Acthar gross sales were reduced by approximately 51% to account for the estimated amount of Medicaid rebates and government chargebacks, as compared to approximately 31% for the three month period ended September 30, 2008. The Medicaid rebate portion of sales reserves for the third quarter of 2009 was $14.1 million consisting of $9.5 million for Acthar shipments in the third quarter of 2009 and $4.6 million for

Acthar shipments in prior periods. A greater percentage of infants than adults are eligible for Medicaid, which results in fewer MS patients than IS patients participating in the Medicaid program. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor.
     Acthar orders may be affected by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of seasonal usage and changes in inventory levels at specialty pharmacies and hospitals. We also review the amount of inventory of Acthar at CuraScript SD and Doral at wholesalers in order to help assess the demand for our products.
     Acthar shipments may be affected by seasonality as well as quarter to quarter fluctuations driven by the relatively small IS patient population. We believe these fluctuations are principally due to the low incidence of IS, as a relatively small number of cases can create meaningful fluctuations. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods.
     We expect quarterly fluctuations in net sales due to changes in demand for our products, the timing of shipments, changes in inventory levels, expiration dates of product sold, the impact of our sales-related reserves, and the potential impact of approval by the FDA of a competitive product for the treatment of IS.
Cost of Sales and Gross Profit

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Cost of sales	$2,006	$1,937	$69	4%
Gross profit	$11,845	$22,263	$(10,418)	(47)%
Gross margin	86%	92%
     Cost of sales for the three month period ended September 30, 2009 decreased $69,000 as compared to the three month period ended September 30, 2008. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to an inventory reserve of approximately $500,000, partially offset by a decrease in royalties on Acthar. During the third quarter of 2009, a manufactured lot of Acthar did not meet specifications and as a result we recorded a $500,000 reserve against that manufactured lot. The gross margin was 86% for the three month period ended September 30, 2009, as compared to 92% for the three month period ended September 30, 2008.
Selling, General and Administrative

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$7,676	$4,251	$3,425	81%
     The increase in selling, general and administrative expense for the three month period ended September 30, 2009 as compared to the same period in 2008 was due primarily to increases in headcount-related costs and costs associated with the support of our Acthar strategy.
     Headcount-related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $1.0 million as compared to the same period in 2008. During the first quarter of 2009 we completed the expansion of our sales force to 30 representatives and added additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. We completed a second phase of our MS sales force expansion to 38 representatives during the third quarter of 2009.

     Costs associated with the support of our Acthar strategy increased by approximately $1.8 million in the three month period ended September 30, 2009 as compared to the same period in 2008. The increase is due primarily to our marketing program for MS. An increase of approximately $400,000 for professional services also contributed to the increase in selling, general and administrative expense in the three month period ended September 30, 2009.
     We incurred a total non-cash charge of $669,000 for ASC 718 share-based compensation related to employees and non-employee members of our board of directors for the quarter ended September 30, 2009, as compared to $635,000 for the quarter ended September 30, 2008. Of this amount, $512,000 was included in selling, general and administrative expenses, as compared to $493,000 for the same period in 2008.
Research and Development

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Research and development	$2,215	$2,577	$(362)	(14)%
     Costs included in research and development relate primarily to costs related to the resubmission of our Acthar sNDA for IS to the FDA, the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities. The decrease in research and development expenses was due primarily to decreases in costs related to our resubmission of our sNDA for IS and product development expenses. Expenses related to the resubmission of our sNDA and product development decreased approximately $600,000 in the three month period ended September 30, 2009 as compared to the same period in 2008. These decreases were partially offset by increased funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications. In October 2009 we resubmitted our sNDA to the FDA seeking approval to market Acthar for the treatment of infantile spasms. We are seeking a partner to complete development of QSC-001 so that our research and development resources can be focused on pursuing potential growth opportunities for Acthar that have recently been identified.
     A non-cash charge of $157,000 for ASC 718 share-based compensation was included in research and development expenses in the three month period ended September 30, 2009, which was consistent with share-based compensation expense for the same period in 2008.
     We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, and are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. As a result of these initiatives, we are currently funding 25 pre-clinical and clinical studies to explore potential new uses for Acthar, as well as to better understand the drug’s mechanisms of action.
Depreciation and Amortization

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$123	$134	$(11)	(8)%
     Depreciation and amortization expense for the three month period ended September 30, 2009 was consistent with depreciation and amortization expense for the same period in 2008.
Total Other Income

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Total other income	$120	$209	$(89)	(43)%
     Total other income for the three month period ended September 30, 2009 decreased $89,000 as compared to total other income for the same period in 2008. The decrease was due to lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the three month period ended September 30, 2009 as compared to the same period in 2008.

Income Before Income Taxes and Income Tax Expense

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Income before income taxes	$1,951	$15,510	$(13,559)	(87)%
Income tax expense	$728	$6,555	$(5,827)	(89)%
     Income before income taxes for the three month period ended September 30, 2009 was $2.0 million as compared to $15.5 million for the three month period ended September 30, 2008. The decrease was due to the decrease in net sales and the changes in expenses discussed above. Income tax expense for the three month period ended September 30, 2009 was $728,000 as compared to $6.6 million for the three month period ended September 30, 2008. During the quarter ended September 30, 2009, our effective tax rate for financial reporting purposes was approximately 37.3% as compared to approximately 42.3% for the quarter ended September 30, 2008. The lower effective tax rate in the third quarter of 2009 was attributable to our ability to fully utilize the IRC Section 199 domestic production activities deduction and a lower effective state tax rate due to the transition of one state from an income tax to a gross receipts tax.
Net Income and Net Income Applicable to Common Shareholders

	Three Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net income and net income applicable to common shareholders	$1,223	$8,955	$(7,732)	(86)%
     For the three month period ended September 30, 2009, net income was $1.2 million as compared to net income of $9.0 million for the three month period ended September 30, 2008, a decrease of $7.7 million. The decrease was due to the decrease in net sales and the changes in expenses discussed above. For the three month period ended September 30, 2009, net income applicable to common shareholders was $1.2 million, or $0.02 per fully diluted share, as compared to net income applicable to common shareholders of $9.0 million, or $0.13 per fully diluted share, for the three month period ended September 30, 2008.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:
Net Sales

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Gross sales	$100,630	$98,318	$2,312	2%

Deductions from gross sales:
Provision for Medicaid rebates	32,435	26,835	5,600	21%
Provision for chargebacks	4,157	2,790	1,367	49%
Provision for Tricare rebates	1,400	—	1,400	—
Co-payment assistance and other	223	463	(240)	(52)%

Total deductions	38,215	30,088	8,127	27%

Net sales	$62,415	$68,230	$(5,815)	(9)%

     Net sales for the nine month periods ended September 30, 2009 and 2008 were comprised of our neurology products Acthar and Doral. Net sales of Acthar for the nine month period ended September 30, 2009 totaled $61.9 million as compared to $67.6 million during the same period in 2008. During the first nine months of 2009 we shipped 4,347 Acthar vials to our specialty distributor as compared to 4,320 vials shipped during the first nine months of 2008. The decrease in Acthar net sales resulted primarily from sales reserves recorded in the third quarter of 2009 for higher than anticipated amounts of Medicaid rebates related to Acthar usage in previous quarters. The increase in reserves was partially offset by the increase in sales of Acthar in the multiple sclerosis (MS) market.
     Sales reserves recorded in the first nine months of 2009 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs were higher than sales reserves recorded in the first nine months of 2008. We provide a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. In addition, other government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and other government program rebates and chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. Third quarter sales reserves included a one-time adjustment of $4.6 million for higher prior period Medicaid rebate provisions. In addition, as a result of a new assessment of our liability under a Department of Defense regulation, in the third quarter of 2009 we reserved an additional $1.4 million for rebates related to a health coverage program called Tricare. The reserve for the Tricare rebates was for the period of June 2009 through September 2009.
     For the nine month period ended September 30, 2009, Acthar gross sales were reduced by approximately 36% to account for the estimated amount of Medicaid rebates and government chargebacks, as compared to approximately 30% for the nine month period ended September 30, 2008. In the third quarter of 2009 we recorded reserves for Medicaid rebates totaling $14.1 million, which consisted of $9.5 million for Acthar shipments in the third quarter of 2009 and $4.6 million for Acthar shipments in prior periods. A greater percentage of infants than adults are eligible for Medicaid, which results in fewer MS patients than IS patients participating in the Medicaid program. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor.
     During the third quarter of 2009 we expanded our MS sales force to a total of 38 representatives. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. During the first nine months of 2009, our increased MS sales efforts resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients as compared to the first nine months of 2008. During the first nine months of 2009, 388 new paid Acthar prescriptions were processed by our reimbursement support center and shipped to MS patients, a 221% increase over 121 new paid Acthar prescriptions shipped in the first nine months of 2008.
     Acthar orders may be impacted by several factors, including inventory practices at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the healthcare community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of seasonal usage and changes in inventory levels at specialty pharmacies and hospitals.
Cost of Sales and Gross Profit

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Cost of sales	$5,119	$5,446	$(327)	(6)%
Gross profit	$57,296	$62,784	$(5,488)	(9)%
Gross margin	92%	92%	—	—
     Cost of sales for the nine month period ended September 30, 2009 decreased $327,000 as compared to the nine month period ended September 30, 2008. The decrease in cost of sales was due primarily to decreases in distribution costs, royalties on Acthar and direct materials totaling approximately $600,000. These decreases were offset in part by an inventory reserve of approximately $500,000. During the third quarter of 2009, a manufactured lot of Acthar did not meet specifications and as a result we recorded a $500,000 reserve against that manufactured lot. The gross margin was 92% for each of the nine month periods ended September 30, 2009 and 2008.
Selling, General and Administrative

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$22,109	$14,172	$7,937	56%
     The increase in selling, general and administrative expense for the nine month period ended September 30, 2009 as compared to the same period in 2008 was due primarily to increases in headcount-related costs and costs associated with the support of our Acthar strategy, offset in part by lower share-based compensation expense.

     Headcount-related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $3.4 million as compared to the same period in 2008. The increase is due to the expansion of our sales force in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS. We completed an initial sales force expansion during the first quarter of 2009, and a second sales force expansion to 38 representatives was completed during the third quarter of 2009.
     Costs associated with the support of our Acthar strategy increased by approximately $3.9 million in the nine month period ended September 30, 2009 as compared to the same period in 2008. The increase is due primarily to our marketing program for MS. An increase of approximately $900,000 for professional services also contributed to the increase in selling, general and administrative expense in the nine month period ended September 30, 2009.
     We incurred a total non-cash charge of $2.4 million for ASC 718 share-based compensation related to employees and non-employee members of our board of directors for the nine month period ended September 30, 2009, as compared to $3.7 million for the nine month period ended September 30, 2008. Of this amount, $1.9 million was included in selling, general and administrative expenses, a decrease of $1.1 million as compared to the same period in 2008. The decrease in total share-based compensation expense in the first nine months of 2009 was due primarily to an approximate $1.8 million decrease in expense associated with our employee stock purchase plan as compared to the same period of 2008.
Research and Development

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Research and development	$6,991	$8,103	$(1,112)	(14)%
     The decrease in research and development expenses was due primarily to decreases in costs related to our resubmission of our sNDA for IS and product development expenses. Expenses related to the resubmission of our sNDA and product development decreased approximately $2.1 million in the nine month period ended September 30, 2009 as compared to the same period in 2008. These decreases were partially offset by increased funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications. Expenses related to medical research projects increased approximately $700,000 in the nine month period ended September 30, 2009 as compared to the same period in 2008. In addition, headcount-related expenses, excluding share-based compensation, increased approximately $300,000 in the nine month period ended September 30, 2009 as compared to the same period in 2008.
     A non-cash charge of $477,000 for ASC 718 share-based compensation was included in research and development expenses in the nine month period ended September 30, 2009, a decrease of $183,000 as compared to the same period in 2008.
Depreciation and Amortization

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$359	$379	$(20)	(5)%
     Depreciation and amortization expense for the nine month period ended September 30, 2009 was consistent with depreciation and amortization expense for the same period in 2008.
Total Other Income

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Total other income	$810	$828	$(18)	(2)%
     Total other income for the nine month period ended September 30, 2009 decreased slightly as compared to total other income for the same period in 2008. Lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the nine month period ended September 30, 2009 as compared to the same period in 2008 was offset in part by a $225,000 gain on sale of product rights.
Income Before Income Taxes and Income Tax Expense

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Income before income taxes	$28,647	$40,958	$(12,311)	(30)%
Income tax expense	$10,439	$16,668	$(6,229)	(37)%
     Income before income taxes for the nine month period ended September 30, 2009 was $28.6 million as compared to $41.0 million for the nine month period ended September 30, 2008. The decrease was due to the decrease in net sales and the changes in expenses discussed above. Income tax expense for the nine month period ended September 30, 2009 was $10.4 million as compared to $16.7 million for the nine month period ended September 30, 2008. During the nine months ended September 30, 2009, our effective tax rate for financial reporting purposes was approximately 36.4% as compared to approximately 40.7% for the nine months ended September 30, 2008. The lower effective tax rate in the first nine months of 2009 was attributable to our ability to fully utilize the IRC Section 199 domestic production activities deduction and a lower effective state tax rate due to the transition of one state from an income tax to a gross receipts tax.
Net Income

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net income	$18,208	$24,290	$(6,082)	(25)%
     For the nine month period ended September 30, 2009, net income was $18.2 million as compared to net income of $24.3 million for the nine month period ended September 30, 2008, a decrease of $6.1 million. The decrease resulted primarily from the decrease in net sales and the changes in expenses discussed above.
Series A Preferred Stock Dividend

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Deemed dividend on Series A Preferred Stock	$—	$5,267	$(5,267)	(100)%
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
Net Income Applicable to Common Shareholders

	Nine Months Ended
	September 30,		Increase/	%
	2009	2008	(Decrease)	Change
	(in $000’s)
Net income applicable to common shareholders	$18,208	$19,023	$(815)	(4)%
     For the nine month period ended September 30, 2009, net income applicable to common shareholders was $18.2 million, or $0.27 per fully diluted share, as compared to net income applicable to common shareholders of $19.0 million, or $0.26 per fully diluted share, for the nine month period ended September 30, 2008, a decrease of $815,000. In the nine month period ended September 30, 2008, the deemed dividend on Series A Preferred Stock reduced net income by $5.3 million, and reduced fully diluted earnings per share applicable to common shareholders by $0.07.

Liquidity and Capital Resources
     During the nine month period ended September 30, 2009, we generated $27.8 million in cash from operations. The $27.8 million in cash flow generated from operations included an $8.4 million increase in accounts payable at September 30, 2009 due to timing of Medicaid payments and a $2.1 million increase in sales-related reserves. During the nine month period ended September 30, 2008, we generated $53.7 million in cash from operations. The $53.7 million in cash flow generated from operations during the nine month period ended September 30, 2008 included a $12.5 million decrease in accounts receivable, an $8.5 million decrease in deferred tax assets, and a $5.8 million increase in sales-related reserves.
     At September 30, 2009, we had cash, cash equivalents and short-term investments of $73.3 million compared to $55.5 million at December 31, 2008. The increase was due primarily to $27.8 million of cash generated from operations and $859,000 in proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options, partially offset by $11.2 million paid to repurchase our common stock. At September 30, 2009, our working capital was $69.9 million compared to $59.3 million at December 31, 2008. The increase in our working capital was principally due to the $17.8 million increase in cash, cash equivalents and short-term investments, an increase in prepaid income taxes of $1.9 million and an increase of $1.0 million in inventories, partially offset by an increase in accounts payable of $8.4 million and an increase in sales-related reserves of $2.1 million.
     In February 2008 our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. On May 29, 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. Through November 9, 2009, we have repurchased a total of 5.9 million shares of our common stock for $26.8 million under our stock repurchase plan, at an average price of $4.56 per share. As of November 9, 2009, there are 7.6 million shares authorized remaining under the stock repurchase plan.
Recently Issued Accounting Standards
     See Note 12, “Recently Issued Accounting Standards,” in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at September 30, 2009 has not changed materially from December 31, 2008, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 1A. RISK FACTORS

Problems obtaining finished goods from contract manufacturers may cause inventory shortages and unanticipated costs.
     Biological products, like Acthar, require production processes that are more complicated than those required for chemical pharmaceuticals. Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. As such, manufacturing or testing failures could arise periodically and could result in production lots being rejected and the Company possibly having insufficient inventory. Additionally, the rejection of a production lot and the need to produce substitute lots could result in unanticipated charges or expenses. For example, in the quarter ended September 30, 2009, the Company reserved $500,000 for a manufactured lot of Acthar that did not meet applicable specifications.
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its Acthar-centric business strategy, including its expansion in the MS marketplace;

•	the Company’s ability to manage its sales force expansion;

•	FDA approval of and the market introduction of competitive products and the Company’s inability to market Acthar in IS prior to approval of IS as a labeled indication;

•	the Company’s ability to operate within an industry that is highly regulated at both the Federal and state level;

•	regulatory changes or actions including Federal or State health care reform initiatives;

•	the Company’s ability to accurately forecast the demand for its products;

•	the gross margin achieved from the sale of the Company’s products;

•	the Company’s ability to estimate the quantity of Acthar used by government-supported entities and Medicaid-eligible patients;

•	the actual amount of rebates and chargebacks related to the use of Acthar by government-supported entities, including the Department of Defense Tricare network, and Medicaid-eligible patients may differ materially from the Company’s estimates;

•	the Company’s expenses and other cash needs for upcoming periods;

•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals;

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;

•	the Company’s ability to obtain finished goods from its sole source contract manufacturers on a timely basis if at all;

•	the Company’s ability to attract and retain key management personnel;

•	the Company’s ability to utilize its net operating loss carryforwards to reduce income taxes on taxable income;

•	research and development risks, including risks associated with the Company’s sNDA for IS and its preliminary work in the area of nephrotic syndrome;

•	uncertainties regarding the Company’s intellectual property;

•	the uncertainty of receiving required regulatory approvals in a timely way, or at all; and

•	uncertainties in the credit and capital markets and the impact a further deterioration of these markets could have on the Company’s investment portfolio.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
July 1 - July 31, 2009	—	—	—	7,630,500
August 1 — August 31, 2009	—	—	—	7,630,500
September 1 — September 30, 2009	—	—	—	7,630,500

Total	—	—	—
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

	QUESTCOR	PHARMACEUTICALS, INC.

Date: November 9, 2009	By:	/s/ Don M. Bailey

Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Gary Sawka

Gary Sawka
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.