Form 10-K
period 2009-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2010-03-16
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $236,197,000 as of June 30, 2009, based upon the last sales price of the Registrant’s Common Stock reported on the NASDAQ Stock Market. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 16,587,037 shares held by directors, officers and shareholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2009. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of March 3, 2010 the Registrant had 62,018,979 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Overview

We are a pharmaceutical company focused on diseases and disorders for which there is significant unmet medical need. Our primary drug is H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of a variety of diseases and disorders. Since 2007, we have sought to identify diseases and disorders in which the use of Acthar could improve patient outcomes. Among the many indications for which it is approved, Acthar is approved for the treatment of exacerbations associated with multiple sclerosis (“MS”) and, in 2008, we identified a subset of the MS patient population who do not respond to the standard therapies for MS exacerbations as potential candidates for Acthar. In 2009, we significantly expanded our sales force dedicated to the MS market and have experienced strong sales growth in this market. Acthar is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not approved for the treatment of either disorder. While we do not promote Acthar for the treatment of IS, a significant percentage of our net sales is derived from the treatment of this disorder. Acthar is approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome (“NS”) without uremia of the idiopathic type or that due to lupus erythamatosus.” NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. During the fourth quarter of 2009, we generated a modest amount of net sales as a result of physicians writing prescriptions for Acthar to treat NS, and we are working to generate more clinical data to further support the effectiveness of Acthar in the treatment of this disorder. From time to time we receive prescriptions for Acthar for other conditions. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. We also market Doral® (quazepam), which is indicated for the treatment of insomnia.

In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best ensure financial viability and continued availability of Acthar, establish support programs to benefit Acthar patients, advance our product development programs and ensure that the company became economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. We continue to support the Acthar patient assistance programs administered by the National Organization for Rare Disorders (“NORD”). These and other patient-oriented support programs have now provided free drug with commercial value of over $44 million to patients since September 2007. In addition to the free drug program, significant financial support continues to be provided to needy patients through NORD’s co-pay assistance programs that we sponsor. We have been working closely with the neurology community to identify promising new research projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades, as well as to better understand the drug’s mechanisms of action.

Acthar is currently approved in the U.S. for the treatment of MS exacerbations, nephrotic syndrome and many other conditions. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In December 2009, our supplemental New Drug Application (“sNDA”) to add the treatment of infantile spasms to the Acthar label was accepted for filing by the FDA. The FDA has set the user fee goal date, also known as the PDUFA date, for action on our filing of June 11, 2010 for this sNDA. There can be no assurance that this date will be met or that the sNDA will be approved. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we believe we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (“ACTH”) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar. However, it is unclear what impact the potential approval of our sNDA may have, as Acthar is already used in the treatment of IS.

During early 2008, we observed some continued usage, as well as favorable insurance coverage, in refractory MS patients who do not respond to, or who cannot tolerate, intravenous corticosteroids, the first-line treatment of most neurologists for MS exacerbations. Questcor-sponsored market research indicates that as many as 10% of MS exacerbation patients may be in this subset. In response, we completed the initial phase of our MS sales force expansion plan in the summer of 2008. During the first quarter of 2009, we completed the second phase of our sales force expansion. During this second phase, we completed significant territorial realignments. During the third quarter of 2009, we completed a third phase of our sales force expansion which added sales representatives to unassigned territories. Our expanded sales force of 38 representatives and 6 managers allows us to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS.

In October 2008, we announced that we are evaluating nephrotic syndrome as a potential new growth opportunity for Acthar. Nephrotic syndrome is characterized by excessive spilling of protein from the kidneys into the urine, a condition known as proteinuria. Acthar is specifically indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythamatosus.” If not adequately treated, patients suffering from nephrotic syndrome often progress to end-stage renal disease. End-stage renal disease is a serious, life threatening condition whose current treatments, including renal dialysis and kidney transplant, are expensive and can have a significant negative impact on quality of life. Nephrotic syndrome can be caused by a number of different diseases and disorders of the kidney.

We are currently funding more than two dozen pre-clinical and clinical investigator initiated studies. Many of these studies are examining the use of Acthar in the treatment of nephrotic syndrome. We are also now beginning to fund exploratory pre-clinical research evaluating whether Acthar could have potential value in the management of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s Disease) and traumatic brain injury. Efforts to identify additional potential new uses for Acthar are ongoing. As we generate clinical data that supports the effectiveness of Acthar in new uses, we will develop marketing plans to reach these new markets.

While our primary strategy is to further penetrate our existing markets for Acthar and to identify and pursue new markets for Acthar, we are also in the early stages of exploring potential investment and acquisition opportunities to diversify our product portfolio. In evaluating these opportunities, we are focused on marketed pharmaceutical products and companies with marketed pharmaceutical products rather than development stage products. Although we have stringent acquisition criteria and management expertise in marketed pharmaceutical products, we might not be successful in identifying suitable candidates or in making acquisitions or investments on commercially acceptable terms. See Item 1A “Risk Factors: Risks Associated with our Growth Initiatives — Our strategy to diversify our product portfolio might not be successful” for a discussion of additional risks related to investments and acquisitions.

Our total net sales were $88.3 million for the year ended December 31, 2009 as compared to $95.2 million and $49.8 million for the years ended December 31, 2008 and 2007, respectively. Our net income applicable to common shareholders was $26.6 million for the year ended December 31, 2009 as compared to net income applicable to common shareholders of $35.3 million and $36.4 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009, our cash, cash equivalents and short-term investments totaled $75.7 million as compared to $55.5 million as of December 31, 2008.

During 2009, we repurchased a total of 4.9 million shares of our common stock for $21.1 million under our stock repurchase program, at an average price of $4.33 per share. In May 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. As of December 31, 2009, there are a total of 5.1 million shares authorized remaining under the revised stock repurchase program. Since the initiation of this program, we have returned approximately $67.0 million to shareholders through our common and preferred stock buyback efforts.

We have registered trademarks on H.P. Acthar® Gel and Doral®. Any other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe that our trademarks, trade names and service marks have value and play an important role in our business efforts.

Our corporate office is located at 3260 Whipple Road, Union City, California 94587 and our telephone number is (510) 400-0700. Our corporate internet address is http://www.questcor.com. We do not intend for the information contained on our website to be part of this Annual Report.

H.P. Acthar Gel

H.P. Acthar Gel, which we acquired in July 2001, is a natural source injectable preparation containing adrenocorticotropic hormone (“ACTH”). Acthar is specially formulated to provide prolonged release after intramuscular or subcutaneous injection. One primary mechanism of action for Acthar is the stimulation of the adrenal cortex to secrete endogenous corticosteroids, including cortisol, corticosterone, aldosterone, and a number of weakly androgenic substances. It is believed by certain key medical researchers that there are likely to be additional mechanisms of action for Acthar. Questcor has initiated the funding of several studies to provide additional evidence for these mechanisms. Acthar was approved by the FDA in 1952. It is used in a wide variety of conditions, including the treatment of exacerbations associated with multiple sclerosis, infantile spasms, opsoclonus myoclonus syndrome and nephrotic syndrome.

Acthar is indicated for use in acute exacerbations of MS. Intravenous methylprednisolone is the most common treatment for this indication, but Acthar is used by some neurologists for patients who do not respond adequately to intravenous methylprednisolone or who cannot tolerate intravenous methylprednisolone.

Although the FDA-approved package labeling does not include IS as an FDA-approved indication, Acthar has historically been used to treat this condition. Based on the document entitled “Practice Parameter: Medical Treatment of Infantile Spasms,” a 2004 report of the American Academy of Neurology and the Child Neurology Society, we believe that there has been no clinical evidence to show that any therapy is better than Acthar for the treatment of IS. IS is an epileptic syndrome characterized by the triad of infantile spasms (generalized seizures), hypsarrhythmia and arrest of psychomotor development at seizure onset. We estimate that as many as 2,000 children annually experience bouts of this devastating syndrome in the U.S. In 90% of children with IS, the spasms occur during the first year of life, typically between 3 to 6 months of age. The first onset rarely occurs after the age of two. Patients left untreated or treated inadequately have a poor prognosis for intellectual and functional development. Rapid and aggressive therapy to control the abnormal seizure activity appears to improve the chances that these children will develop to their fullest potential.

In addition to being indicated for the treatment of exacerbations of MS and nephrotic syndrome, Acthar has over fifty other labeled indications and uses in certain endocrine disorders, rheumatic disorders, collagen diseases, allergic states, ophthalmic diseases, respiratory diseases, hematologic disorders, neoplastic diseases, edematous states, and gastrointestinal diseases. Questcor is currently studying the potential use of Acthar in certain of these and other indications and may fund additional studies. There can be no assurance, however, that we will ever successfully market Acthar as a treatment for any of these disorders or diseases.

For the years ended December 31, 2009, 2008 and 2007, net sales of Acthar were $87.6 million, $94.4 million and $48.7 million, respectively.

Doral

In May 2006, we purchased the rights in the United States to Doral from MedPointe (now Meda Pharmaceuticals) pursuant to an Assignment and Assumption Agreement. Doral is a commercial product indicated for the treatment of insomnia. Net sales of Doral were $691,000, $800,000 and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Product Development

In November 2006, we initiated a clinical development program under our investigational new drug application with the FDA for QSC-001, a unique orally disintegrating tablet (“ODT”) formulation of hydrocodone bitartrate and acetaminophen (“HB/APAP”) for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand Pharmaceuticals, Inc. and would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. HB/APAP, in its variety of strengths, is one of the most frequently prescribed products in the U.S. and there are currently no ODT formulations of HB/APAP available in the United States. For the many pain patients who experience significant difficulty swallowing pills, we believe QSC-001 represents a valuable option for the treatment of their pain. During the third quarter of 2008, we completed formulation development of QSC-001. Currently, we are seeking a partner to complete development of this product so that our research and development resources can be focused on pursuing the potential growth opportunities for Acthar that have been identified.

Questcor continues to incur expenses pursuing obtaining approval for the treatment of IS with Acthar as well as funding numerous research projects for IS, MS, nephrotic syndrome and other diseases and disorders.

Our research and development expense totaled $9.7 million, $10.6 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Manufacturing

Our products are manufactured for us by approved contract manufacturers.

Acthar has a shelf life of 18 months from the date of manufacture. In 2003, we transferred the Acthar final fill and packaging process from Aventis to our contract manufacturer, Cangene bioPharma, Inc., formerly known as Chesapeake Biological Laboratories, Inc. (“Cangene”), and produced our first lot of Acthar finished vials. This transfer was approved by the FDA in January 2004. In January 2010 we entered into a supply agreement with Cangene pursuant to which Cangene will continue to manufacture supplies of Acthar for us (the “Supply Agreement”). The supply agreement is in effect until terminated by either Cangene or Questcor subject to not less than twelve months’ termination notice. In 2004, we transferred the Acthar active pharmaceutical ingredient (“API”) manufacturing process from Aventis to our contract manufacturer, BioVectra dcl (“BioVectra”), and produced the first BioVectra API lot. The Acthar API manufacturing site transfer was approved by the FDA in June 2005. We have signed an agreement with BioVectra, which terminates on December 31, 2010 and includes a one-year extension option. While we have received approval for the Acthar finished vials and API transfers to new contract manufacturers, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval.

Doral has a shelf life of 60 months from the date of manufacture. We entered into a separate supply agreement with Meda Pharmaceuticals (“Meda,” formerly MedPointe) for Doral. Our agreement with Meda calls for Meda to procure the raw materials and manufacture and package Doral. The API used in Doral is procured by Meda from a third party supplier. A new manufacturer of the API was approved by the FDA in November 2006.

There can be no assurance that any of our API or finished goods contract manufacturers will continue to meet our requirements for quality, quantity and timeliness. Also, there can be no assurance our contract manufacturers will be able to meet all of the FDA’s current good manufacturing practice (“cGMP”) requirements, or that lots will not have to be recalled with the attendant financial or other consequences to us.

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

Divested Product Rights

In June 2008, we sold to Hale BioPharma Ventures, LLC, a development stage company, our rights, including certain patents, relating to the nasal administration of benzodiazepines, which resulted in total proceeds of $150,000. As additional consideration for the purchased assets, Hale BioPharma has agreed to pay Questcor certain milestone and royalty payments based on the achievement of certain objectives. The transferred products require further development and regulatory approval before any sales could occur and, accordingly, there can be no assurance that we will receive any milestone or royalty payments.

In June 2007, we sold to Evoke Pharma, Inc., a development stage company, our rights relating to nasally administered metaclopromide or other pharmaceutical products covered by the claims set forth in U.S. Patent Nos. 5,760,086 and 6,770,262, which resulted in total net proceeds of $598,000. The purchased assets included various regulatory filings with the FDA and the unregistered trademarks “Emitasol” and “Pramidin.” As additional consideration for the purchased assets, Evoke has agreed to pay certain milestone and royalty payments based on the achievement of certain objectives. The transferred products require further development and regulatory approval before any sales could occur and, accordingly, there can be no assurance that we will receive any milestone or royalty payments.

Sales and Marketing

We own the worldwide rights for Acthar and the U.S. rights for Doral. We do not have substantial operations outside the U.S. However, we have agreements with the following companies to market and distribute Acthar on a named patient basis in certain other countries.

Beacon Pharmaceuticals, Ltd.

We have an agreement with Beacon Pharmaceuticals, Ltd. (“Beacon”) of Tunbridge Wells, Kent, UK, for the exclusive marketing and distribution of Acthar in the United Kingdom on a named patient basis. Gross sales to Beacon were $261,000, $186,000 and $308,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

IDIS Limited

We have an agreement with IDIS Limited (“IDIS”) of Sirbiton, Surrey, UK for the exclusive distribution of Acthar on a named patient basis. The agreement covers all countries of the world except the United States, Australia, New Zealand, and the UK, where Acthar is sold through Beacon. We did not have any sales to IDIS for the years ended December 31, 2009 and 2008. Gross sales to IDIS were $759,000 for the year ended December 31, 2007.

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

Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources than we have. If any of our present or future competitors develop new products that are superior to Acthar, our performance may be materially and adversely affected.

Certain potentially competitive products to Acthar are in various stages of development, some of which have been approved by regulatory authorities in the U.S. and other countries. Vigabatrin is a potentially competitive anti-convulsive product that was approved by the FDA for the treatment of IS and introduced into the U.S. market in September 2009. Solu-Medrol (methylprednisolone sodium succinate) and its generic versions are the primary competitive product to Acthar for the treatment of MS exacerbations.

The current success of our Acthar-centric business strategy is likely to attract additional competition. See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to competition.

Government Regulation

Marketed Pharmaceutical Products

Our operations associated with the production, testing, packaging and distribution of pharmaceutical products are subject to regulation by the FDA. Any restrictions or prohibitions applicable to sales of products we market could materially and adversely affect our business.

We market prescription drug products that have been approved by the FDA, though the FDA has the authority to revoke existing approvals if new information reveals that a particular drug is not safe or effective. The FDA also regulates the promotion, including the advertisement, of prescription drugs. In September 2007, the Food and Drug Administration Amendments Act of 2007, or FDAAA, was signed into law. This legislation granted significant new powers to the FDA, many of which are aimed at addressing the safety of drug products before and after approval. The law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies (“REMS”) for certain drugs, including certain currently approved drugs. In addition, the law significantly expanded the federal government’s clinical trial registry and results databank and created restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial monetary and other civil penalties.

Pursuant to the FDAAA, the FDA has been actively implementing REMS as a condition of drug approval, or after initial marketing, if the FDA becomes aware of new safety data about the drug. However, the actual effect of these developments on our own business is uncertain and unpredictable. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new indications for Acthar or maintain approval for existing approved indications, and it is uncertain whether the FDAAA may impact the approval of our sNDA.

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

In March 2007 we received a drug class action letter from the FDA requesting modifications to labeling and creation of a Medication Guide for sedative-hypnotic drug products that are indicated for the treatment of insomnia, including our product Doral. We have revised Doral’s labeling and created a Medication Guide, both of which have been approved by the FDA. In February 2008 we began shipping Doral product with the revised labeling and new Medication Guide. The Doral label was revised and approved by the FDA in 2009 to include results from an in-vitro inhibition study conducted by Questcor in which quazepam (the active pharmaceutical ingredient in Doral) was found to be a mechanistic inhibitor of CYP2B6. This in-vitro study shows that there is the potential of drug interactions between Doral and CYP2B6 substrates such as bupropion (trade name Wellbutrin XL®). The FDA has required Questcor to conduct a small clinical trial (24 patients) aimed at determining if the drug-to-drug interactions between Doral and bupropion are observed in patients. This clinical study is planned to commence in the second quarter of 2010 and will be completed in 2010. Additionally, a patent was issued to Questcor in 2009 based on the observed in-vitro drug-to-drug interactions between Doral and bupropion.

Questcor operates in a highly regulated industry. We are subject to the regulatory authority of the Securities and Exchange Commission, the Food and Drug Administration and numerous other federal and state governmental agencies including state Attorney General Offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive informal requests for information from various governmental agencies. On February 25, 2009, we received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with that office’s investigation into our pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, we received a subpoena from the Attorney General of the State of New York, in connection with that office’s investigation, under New York’s antitrust statute and Federal antitrust statutes, of our acquisition of Acthar from Aventis in 2001, our Acthar royalty arrangements and our subsequent pricing of Acthar. We have provided documents and information to the Attorneys General of Missouri and New York, and will continue to cooperate with these offices if called upon to do so. There can be no assurance that these types of requests for information or investigations will not have a material adverse effect on our business.

See Item 1A “Risk Factors: Risks Associated with Government Regulations and Health Care Reform — We are currently subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes” for a discussion of risks related to government regulation of marketed pharmaceutical products.

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

Patents and Proprietary Rights

Our success may depend in part upon our ability to maintain confidentiality, operate without infringing upon the proprietary rights of third parties, and obtain patent protection for our products. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We do not have a patent on Acthar. However, we do have a U.S. patent related to Doral, and U.S. and foreign patents relating to certain of our other technology.

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

Employees

As of December 31, 2009 and 2008 we had 77 and 46 full-time employees, respectively. During 2009, we completed two phases of our MS sales force expansion plan, hiring and training our sales force as well as completing all territorial realignments. Our expanded sales force of 38 representatives and 6 managers allows us to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. In addition, our sales force provides a platform for initiating sales of Acthar, or other pharmaceutical products, for additional uses.

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

Financial Information

Please refer to Item 6, “Selected Consolidated Financial Data,” for a review of our financial results and financial position for the five years ended December 31, 2009, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue and net income for the three years ended December 31, 2009.

Item 1A.	Risk Factors

Risks Associated with Acthar

Substantially all of our revenue and profits are derived from Acthar.

For the year ended December 31, 2009, sales of Acthar represented 99% of our total net sales. We expect to continue to rely on this product for substantially all of our revenues and profits for the foreseeable future. Also, for the year ended December 31, 2009, a significant percentage of Acthar prescriptions were for IS, which is not an approved indication for Acthar. The demand for Acthar used to treat IS is highly variable, and we cannot predict whether we will continue to generate significant revenues from sales of Acthar for the treatment of IS. If the demand for Acthar declines, if competitive products (including Vigabatrin) approved by the FDA for the treatment of IS are used to the exclusion of Acthar, if the FDA requires us to make changes to the label of Acthar which harm our ability to market Acthar for approved indications, if third-party payors refuse to provide reimbursement for purchases of Acthar, if we are forced to reduce the price for Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients and certain government entities where we do not recognize any net sales, or if we are forced to re-negotiate important contracts or terms, our net sales from the sale of Acthar would decline. If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.

We utilize CuraScript, a third-party specialty distributor, to distribute Acthar. We rely on CuraScript for all of our proceeds from sales of Acthar in the United States. The outsourcing of these functions is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, Acthar distribution could become disrupted, resulting in lost revenues or customer dissatisfaction.

We rely on contract manufacturers to produce Acthar. The manufacturing process for Acthar is complex and contract manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our manufacturers are sole-source manufacturers and no currently qualified alternative suppliers exist. If we are unable to contract for a sufficient supply of Acthar on acceptable terms, or if we encounter delays or difficulties in our relationships with our manufacturers, we will lose the ability to fulfill orders and thus will lose sales. Moreover, contract manufacturers that we use must continually adhere to current good manufacturing practices enforced by the FDA. If the facilities of these manufacturers cannot pass an inspection, supply would be disrupted. Failure to obtain products for sale for any reason may result in an inability to meet Acthar demand and a loss of potential revenues.

We cannot predict whether the FDA will approve our sNDA for Acthar.

We are continuing to pursue a Supplemental New Drug Application (“sNDA”) to the FDA to add the treatment of infantile spasms (“IS”) to the list of approved indications on the Acthar label. In December 2009, our sNDA was accepted for filing by the FDA to add the treatment of infantile spasms to the Acthar label. The FDA has notified us that an Advisory Committee Meeting of independent experts will be held to discuss the approval and use of Acthar in infantile spasm. The FDA has set the user fee goal date, also known as the PDUFA date, for action on our filing of June 11, 2010 for this sNDA. However, there can be no assurance as to the actual timetable for FDA action or whether the Advisory Committee will recommend approval or the sNDA will be approved by the FDA. Additionally, in connection with the application process, the FDA could require various actions by the Company including modification of the existing Acthar label or the adoption of FDA-mandated risk evaluation and mitigation strategies, also known as a REMS program. These requirements could increase our costs or limit our sales of Acthar.

A significant percentage of Acthar prescriptions is for IS, which is not an approved indication for Acthar. While physicians may lawfully prescribe Acthar for IS and other off-label uses, any promotion by us for off-label uses would be unlawful. The FDA has approved a competitive product, Vigabatrin, for the treatment of IS. We are restricted from countering claims made by the sales force for FDA-approved competitive products, which increases the risk that competitive products may be prescribed for IS instead of Acthar.

We are aware of several competitors attempting to develop and market products competitive to Acthar, which may reduce or eliminate our commercial opportunity.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. Some of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals, and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In the event we are successful in expanding the therapeutic reach for Acthar, other companies may dedicate greater resources to develop and introduce generic versions of Acthar and other competitive therapies for the diseases and conditions that we target.

We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to Acthar are in various stages of development, some of which have been filed for approval with the FDA, or have already been approved by the FDA or regulatory authorities in other countries. Vigabatrin (Sabril) is a competitive anti-convulsive product that was approved by the FDA for the treatment of IS and introduced into the U.S. market in September 2009.

Prednisone and prednisolone are the generic names for anti-inflammatory corticosteroid drugs that are used to treat various types of inflammation. One off-label use of these drugs has been to treat IS. Should more doctors prescribe prednisone or prednisolone to target the same diseases and conditions that Acthar targets, the result could be detrimental to current Acthar sales.

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

Acthar was approved by the FDA in 1952, with over 50 approved indications on its label, including nephrotic syndrome. At that time, in order to receive FDA approval for a drug it was not necessary to demonstrate the efficacy of that drug for the indications for which approval was sought. MS was added to the label in 1972, when efficacy was required to be demonstrated.

There is limited data on the efficacy of Acthar in the treatment of nephrotic syndrome. It is unclear what amount of clinical or other data physicians will require prior to deciding whether or not to use Acthar in the treatment of nephrotic syndrome. We have funded multiple investigator initiated studies relating to use of Acthar to treat nephrotic syndrome but these studies are at early stages and it is unclear if any of these studies will result in data that supports the use of Acthar to treat nephrotic syndrome. Further, even if one or more of these studies produce positive data, these studies are not the same as randomized clinical trials and it is unclear whether any such data will result in doctors prescribing Acthar for the treatment of nephrotic syndrome.

The use of Acthar for the treatment of MS flares is generally accepted, but the primary treatment for flares is IV corticosteroids. While we have had some initial success in positioning Acthar as a second-line treatment for MS flares for patients who do not respond to IV corticosteroids, it is unclear whether we will continue to be able to expand this market or even maintain our current level of sales in this market.

While there are over 50 approved indications on the Acthar label, for many of these indications it is not likely that we will be successful in generating net sales in the near future. Further, under the Food and Drug Administration Amendments Act of 2007, the FDA has greater authority to require sponsors to modify labels of previously approved drugs. If the FDA requires us to remove any indications for which we were previously approved, we may not be able to market Acthar for those indications, thus potentially decreasing our revenue.

If we are successful in growing our sales in the MS and nephrotic syndrome markets, or in developing other markets for Acthar, our increasing the overall sales volume of Acthar may lead other companies to dedicate greater resources to develop and introduce generic versions of Acthar or other competitive therapies for the diseases and conditions that we target.

The manufacture of our products is a highly exacting and complex process, and if any of our suppliers encounters problems manufacturing products, our business could suffer.

Biological products such as Acthar require production processes that are significantly more complicated than those required for chemical pharmaceuticals, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, we currently use single suppliers for our products and materials.

If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to company reputation and customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability. For example, in the quarter ended September 30, 2009, the Company reserved approximately $540,000 for a manufactured lot of Acthar that did not meet applicable specifications.

Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. We have a supply agreement with BioVectra dcl to produce the active pharmaceutical ingredient in Acthar. The supply agreement with BioVectra terminates on December 31, 2010, and includes a mutual one-year extension option. If we are unable to extend or renew our supply agreement with BioVectra or enter into a new supply agreement on substantially similar terms with a new manufacturer, or are unable to obtain FDA approval for a new manufacturer, we may not be able to manufacture or sell Acthar, which would result in a substantial loss of revenues and damage to our business.

We have a supply agreement with Cangene bioPharma, Inc. (“Cangene”), formerly known as Chesapeake Biological Laboratories, Inc., to produce our finished vials of Acthar. The supply agreement with Cangene is in effect until terminated by either party upon twelve months’ notice. If either party cancels the supply agreement, and we are unable to enter into a new supply agreement on substantially similar terms with a new manufacturer, or are unable to obtain FDA approval for a new manufacturer, we may not be able to manufacture or sell Acthar, which would result in a substantial loss of revenues and damage to our business.

Risks Associated with Our non-Acthar Growth Initiatives

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

Our strategy to diversify our product portfolio might not be successful.

To remain competitive and grow our business, we must launch new products and technologies. To accomplish this, we intend to commit efforts, funds, and other resources to research and development and business development. Even with acquired products and technologies, a high rate of failure is inherent in the acquisition of pharmaceutical products. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested.

For example, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully acquire or develop new products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for Acthar may cause our products to become obsolete, causing our revenues and operating results to suffer.

We may have insufficient capital to fund our Growth Initiatives and may be forced to seek dilutive financing.

The acquisition of new products or businesses is expensive, which may require us to raise additional capital in excess of our current cash and short term investments. In the current economic environment, we may not be able to raise enough capital to acquire prospective products or businesses. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership will be diluted. Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

Risks Associated with Government Regulations and Health Care Reform

Federal and/or state health care reform initiatives could negatively affect our business.

Bills and regulations proposing comprehensive health care reform are being formulated in Congress and state legislatures as well as in agencies of those governmental bodies that could potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. New legislation has been proposed in the United States at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level. Recently, President Obama and members of Congress have proposed significant reforms. On November 7, 2009, the House of Representatives passed, and on December 24, 2009, the Senate passed health care reform legislation that would require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms and a government insurance option to compete with private plans and other expanded health measures. President Obama introduced additional proposals in February 2010. Because legislation has not yet been enacted, it is still not possible to determine what, if any, impact this legislation may have on the pharmaceutical industry and our business. It is further uncertain if any legislative proposals will be adopted and how federal, state or private payors for health care goods and services will be impacted by or respond to any health care reforms.

The high cost of pharmaceutical prices continues to generate substantial government interest. Various governmental entities may focus on pharmaceutical prices by holding hearings or launching investigations regarding the pricing for drugs by specialty pharmaceutical companies such as ours and the ability of patients to obtain drugs. In December 2009, the Government Accounting Office released its report on the growing cost of brand-name prescription drugs. In addition, in July 2008, the Joint Economic Committee of Congress held hearings on the pricing of drugs for rare conditions. Should hearings or investigations occur that result in legislative changes or consent decrees regarding drug pricing, we may be forced to decrease the price that we charge for Acthar, thereby decreasing our net income.

Questcor operates in a highly regulated industry.

We are subject to the regulatory authority of the Securities and Exchange Commission, the Food and Drug Administration and numerous other federal and state governmental agencies including state Attorney General Offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive requests for information from various governmental agencies. On February 25, 2009, we received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with that office’s investigation of our pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, we received a subpoena from the Attorney General of the State of New York in connection with that office’s investigation, under New York’s antitrust statute and Federal antitrust statutes, of our acquisition of Acthar from Aventis in 2001, our Acthar royalty arrangements and our subsequent pricing of Acthar. We have provided documents and information to the Attorneys General of Missouri and New York, and will continue to cooperate with these Attorneys General if called upon to do so. There can be no assurance that these types of requests for information or investigations will not have a material adverse effect on our business.

We may be negatively affected by lower reimbursement levels.

Notwithstanding the impact of any proposed health care reform legislation, our ability to generate net sales is affected by the availability of third-party reimbursement for Acthar, and our ability to generate net sales will be diminished if we fail to maintain an adequate level of reimbursement for Acthar from such third-party payors.

The sale of Acthar depends in part on the availability of reimbursement from third-party payors such as private insurance plans. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that private insurance plans may pay to reimburse the cost of drugs, including Acthar. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Acthar, which may also impact sales of Acthar. In addition, current third-party reimbursement policies for Acthar may change at any time. Negative changes in reimbursement or our failure to obtain reimbursement for Acthar may reduce the demand for, or the price of, Acthar, which could result in lower Acthar sales, thereby weakening our competitive position and negatively impacting our results of operations.

Medicaid eligible patients and government entities may account for a greater proportion of our Acthar unit sales resulting in reduced net sales.

Our net sales may be adversely affected by laws and regulations reducing reimbursement rates. Administrative or judicial interpretations of such laws and regulations could also force us to reduce our reimbursement rates or increase the amount of chargebacks paid to certain government entities. The sources and amounts of our revenues are determined by a number of factors, including the rates of reimbursement among payers. Changes in the payer mix among private pay, Medicaid, and government programs usage may significantly affect our profitability.

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

The interpretation of laws and regulations may negatively affect the amount we are able to charge government agencies for Acthar, or may negatively affect our historical financial results. For example, on March 17, 2009, the Department of Defense issued final regulations under the Fiscal Year 2008 National Defense Authorization Act which interpreted such Act to expand a government health care program, Tricare, to include prescription drugs dispensed by Tricare retail network pharmacies. During the year ended December 31, 2009, we recorded a reserve for $3.5 million, the total amount of our potential exposure for these Tricare claimed rebates.

We may be negatively affected by unforeseen invoicing of historical Medicaid sales.

We provide a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the rebate amount per unit by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to CuraScript SD. The Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established. Revisions in the Medicaid rebate estimates are charged to income in the period in which the information that gives rise to the revision becomes known. However, certain states may provide their requested rebates to us on a delayed basis, which would negatively affect future financial performance in periods occurring after the period in which the original reserved Medicaid rebate accrual occurred. For example, in the third quarter of 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. In connection with our receipt of invoices related to these rebates, we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million.

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

Also, the label for Acthar includes a list of indications for which Acthar has not been actively promoted or prescribed for in several years, if ever. It is possible that the FDA could, in the context of reviewing our sNDA for IS or otherwise, conduct a review of the Acthar label and require us to provide data to the FDA regarding the safety and efficacy of Acthar relating to these indications. If we are unable to provide such data to the FDA, we may be forced to remove those indications. Our inability to market Acthar for indications that we were previously able to promote may negatively affect our financial performance.

The regulatory process, which may include extensive pre-clinical studies and clinical trials of each product to establish its safety and efficacy, is uncertain, can span many years, and requires the expenditure of substantial time and resources to ensure compliance with complex regulations. Should we fail to comply with applicable regulations, possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or a total or partial shutdown of production in one or more of our suppliers’ facilities while our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues and financial condition.

In addition, data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances could:

•	stall the marketing, selling and distribution of any products that we develop,

•	impose significant additional costs on us,

•	diminish any competitive advantages that we may have or develop, and

•	decrease our ability to generate revenues and profits.

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

In addition, we cannot predict the extent of governmental regulations or the impact of new governmental regulations that may result in a delay in the development, production and marketing of our products. As such, we may be required to incur significant costs to comply with current or future laws or regulations.

Other Risks Associated with our Business

The loss of our key management personnel or failure to integrate new management personnel could have an adverse impact on future operations.

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

Our financial results can be negatively impacted by economic downturns.

Downturns in the general economic environment present us with several potential challenges. In challenging economies and periods of increased unemployment, a greater percentage of our unit volume may be subject to reimbursement under Medicaid and other government programs. This shifting in payer mix can negatively impact our financial results. In addition, third-party payors such as private insurance companies may be less willing to satisfy their reimbursement obligations in a timely matter, or at all. State and federal reimbursement programs such as Medicaid may curtail their reimbursements due to budget cuts.

As a result of downturns in the economy, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators, including CuraScript. If CuraScript is unable to satisfy its commitments to us, our business would be adversely affected. There may be a disruption or delay in the performance of our third-party manufacturers for Acthar. If such third-party manufacturers are unable to satisfy their commitments to us, our business would be adversely affected.

Downturns in the capital markets may have a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate or that the institutions that hold these investments will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues.

We do not have a patent on Acthar. However, our success will depend in part on our ability to do the following:

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

In addition to patents for future products, we rely on trade secrets and proprietary know-how for Acthar. We currently seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, competitors.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on, and requires our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. At December 31, 2009, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, our business and operating results could be harmed and current and potential shareholders may not have confidence in our financial reporting.

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

The price of our common stock is subject to significant volatility. The closing price per share of our common stock ranged in value from $3.49 to $9.54 during the two year period ended December 31, 2009. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our specialty distributor and our end users. In the event that patient demand for Acthar is less than our sales to our specialty distributor, excess Acthar inventories may result at our specialty distributor and end users, which may impact future Acthar sales. Other potential events that could affect our stock price include, without limitation; our quarterly and yearly revenues and earnings or losses; our ability to acquire and market appropriate pharmaceuticals; announcement by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings, including claims filed by us against third parties to enforce our patents and claims filed by third parties against us relating to patents held by the third parties; the launch of competing products; our ability to obtain product from our contract manufacturers; the resolution of (or failure to resolve) disputes with collaboration partners and corporate restructuring by us.

We have significant stock option overhang which could dilute your investment.

We have a substantial overhang of common stock due to a low average exercise price of employee stock options. The future exercise of employee stock options could cause substantial dilution, which may negatively affect the market price of our shares.

We have certain anti-takeover provisions in place.

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to Section 1101(e) of the California General Corporation Law, which, among other things, limits the ability of a majority shareholder holding more than 50% but less than 90% of the outstanding shares of a California corporation from consummating a cash-out merger.

The provisions in our articles of incorporation and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2009, we leased two buildings, and subleased additional office space. We lease our 23,000 square foot headquarters in Union City, California under a lease agreement that expires in March 2011. Our headquarters is currently occupied by the Executive, Commercial Development, Finance and Administration, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

We lease a building with 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in November 2012. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008, we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. The 5,000 square foot sublease is being leased on a month-to-month basis subsequent to April 2009. These subleases cover a portion of our lease commitment and all of our insurance, taxes and common area maintenance. Please refer to Note 9, Indemnifications, Commitments and Contingencies, of our Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the sublease of the Hayward facility.

We sublease a building with 2,000 square feet of office space in Columbia, Maryland under a lease agreement that expires in 2011. This office is currently occupied by our Product Development and Regulatory Affairs departments.

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

On February 25, 2009, we received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with that office’s investigation into our pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, we received a subpoena from the Attorney General of the State of New York, in connection with that office’s investigation, under New York’s antitrust statute and Federal antitrust statutes, of our acquisition of Acthar from Aventis in 2001, our Acthar royalty arrangements and our subsequent pricing of Acthar. We have provided documents and information to the Attorneys General of Missouri and New York, and will continue to cooperate with these offices if called upon to do so.

There can be no assurance that these types of requests for information or investigations will not have a material adverse effect on our business.

In addition, we may become involved in litigation relating to claims arising from our ordinary course of business.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock; Holders of Record

Effective March 6, 2009, our common stock is traded on the NASDAQ Global Market under the symbol “QCOR.” The following table sets forth, for the periods presented, the high and low closing price per share of our common stock.

	Common Stock
	Closing Price
Quarter Ended	High	Low

December 31, 2009	$5.64	$3.49
September 30, 2009	6.71	5.06
June 30, 2009	5.42	4.02
March 31, 2009	9.24	4.41
December 31, 2008	9.54	6.32
September 30, 2008	7.35	4.41
June 30, 2008	5.26	4.20
March 31, 2008	6.07	3.79

The closing price of our common stock on March 3, 2010 was $6.21 per share. As of March 3, 2010 there were approximately 171 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows the total shareholder return, for the five years ended December 31, 2009, on an investment of $100 in cash in (i) Questcor Common Stock, (ii) the NYSE Amex Composite Index, and (iii) the NASDAQ Pharmaceutical Index.

Comparison of 5 Year Cumulative Total Return*
Among Questcor Pharmaceuticals, Inc.,
the NYSE Amex Composite Index
and the NASDAQ Pharmaceutical Index

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
QUESTCOR PHARMACEUTICALS, INC.	100.00	196.25	279.25	1088.68	1756.60	896.23

NYSE AMEX COMPOSITE INDEX	100.00	125.80	150.40	178.95	108.56	147.27

NASDAQ PHARMACEUTICAL INDEX	100.00	102.23	105.16	99.56	91.99	98.21

*	$100 invested on 12/31/04 in stock or index-including reinvestment of dividends. Fiscal year ended December 31.

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

	Years Ended December 31,
	2009	2008(1)	2007(1)	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$88,320	$95,248	$49,768	$12,788	$14,162
Total operating expenses	40,083	30,364	22,918	20,631	13,241
Income (loss) from operations	41,220	57,580	21,555	(10,843)	(2,189)
Gain on sale of product rights	225	75	448	—	9,642
Income tax expense (benefit)(2)	15,502	18,198	(14,592)	—	200
Net income (loss)	26,629	40,532	37,586	(10,109)	7,392
Net income (loss) applicable to common shareholders	26,629	35,265	36,449	(10,109)	5,068
Net income (loss) per share applicable to common shareholders:
Basic	$0.41	$0.52	$0.53	$(0.18)	$0.10
Diluted	$0.40	$0.49	$0.51	$(0.18)	$0.10
Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	64,196	67,761	69,131	56,732	52,477
Diluted	66,257	71,350	70,915	56,732	53,323

	December 31,
	2009	2008(1)	2007(1)	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$75,707	$55,451	$30,212	$18,425	$26,577
Working capital	71,049	59,272	57,153	17,506	16,121
Total assets	111,440	89,146	78,448	29,635	31,348
Preferred stock, Series A(3)	—	—	5,081	5,081	5,081
Preferred stock, Series B(4)	—	—	—	—	7,841
Common stock	67,793	84,028	108,387	105,352	90,576
Retained earnings (accumulated deficit)	10,224	(16,405)	(51,670)	(89,256)	(79,147)
Total shareholders’ equity	78,003	67,892	56,771	16,097	11,422

(1)	In August 2007, we announced a new strategy and business model for Acthar that resulted in a significant increase in net sales, earnings, and cash flows for the years ended December 31, 2008 and 2007. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion regarding the implementation of the new Acthar strategy.

(2)	The income tax benefit for the year ended December 31, 2007 resulted from our ability to utilize net operating loss carryforwards to offset the majority of our 2007 taxable income and the reversal of the portion of the valuation allowance established against deferred tax assets available to reduce the tax obligations on our 2008 taxable income. In 2008, we reversed the remaining $5.2 million valuation allowance on deferred tax assets that we believed would be recovered based on anticipated taxable income in 2009 and future years, and the corresponding tax benefit reduced our income tax expense.

(3)	The Series A Preferred Stock was repurchased in February 2008 for $10.3 million. Please refer to Note 10 — Preferred Stock and Shareholders’ Equity in the accompanying Notes to Consolidated Financial Statements for further discussion.

(4)	The Series B Convertible Preferred Stock (“Series B Preferred Stock”) was reported at its redemption amount and as a current liability as of December 31, 2005. The Series B Preferred Stock was redeemed in January 2006.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/09	09/30/09	06/30/09	03/31/09
	(In thousands, except per share data)

Net sales(1)	$25,905	$13,851	$25,266	$23,298
Cost of sales	1,898	2,006	1,603	1,510
Income tax expense	5,063	728	5,131	4,580
Net income	8,421	1,223	9,311	7,674
Net income applicable to common shareholders	8,421	1,223	9,311	7,674
Net income per share applicable to common shareholders:
Basic	$0.13	$0.02	$0.14	$0.12
Diluted	$0.13	$0.02	$0.14	$0.11

	Quarter Ended
	12/31/08	09/30/08	06/30/08	03/31/08
	(In thousands, except per share data)

Net sales	$27,018	$24,200	$24,898	$19,132
Cost of sales	1,858	1,937	2,190	1,319
Income tax expense(2)	1,530	6,555	5,625	4,488
Net income	16,242	8,955	8,794	6,541
Net income applicable to common shareholders	16,242	8,955	8,794	1,274
Net income per share applicable to common shareholders:
Basic	$0.25	$0.13	$0.13	$0.02
Diluted	$0.24	$0.13	$0.12	$0.02

(1)	During the quarter ended September 30, 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage, and we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. In addition, we recorded an additional rebate reserve which reduced net sales by $1.4 million in the quarter ended September 30, 2009 for rebates related to a health coverage program called Tricare.

(2)	During the quarter ended June 30, 2008, we recorded a $750,000 income tax benefit resulting from the reversal of the valuation allowance related to deferred tax assets that we believe will be recovered based on anticipated taxable income for 2009. During the quarter ended December 31, 2008, we reversed the remaining $4.4 million valuation allowance related to deferred tax assets that we believed would be recovered based on anticipated taxable income for 2010 and future years. The tax benefits resulting from the reversal of the valuation allowance reduced our income tax expense in the quarters ended June 30, 2008 and December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on diseases and disorders for which there is significant unmet medical need. Our primary drug is H.P. Acthar Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of a variety of diseases and disorders. Since 2007, we have sought to identify diseases and disorders in which the use of Acthar could improve patient outcomes. Among the many indications for which it is approved, Acthar is approved for the treatment of exacerbations associated with multiple sclerosis (“MS”) and, in 2008, we identified a subset of the MS patient population who do not respond to the standard therapies for MS exacerbations as potential candidates for Acthar. In 2009, we significantly expanded our sales force dedicated to the MS market and have experienced strong sales growth in this market. Acthar is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not approved for the treatment of either disorder. While we do not promote Acthar for the treatment of IS, a significant percentage of our net sales is derived from the treatment of this disorder. Acthar is approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome (“NS”) without uremia of the idiopathic type or that due to lupus erythamatosus.” NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. During the fourth quarter of 2009, we generated a modest amount of net sales as a result of physicians writing prescriptions for Acthar to treat NS, and we are working to generate more clinical data to further support the effectiveness of Acthar in the treatment of this disorder. From time to time we receive prescriptions for Acthar for other conditions. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. We also market Doral (quazepam), which is indicated for the treatment of insomnia.

In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best ensure financial viability and continued availability of Acthar, establish support programs to benefit Acthar patients, advance our product development programs and ensure that the company became economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. We continue to support the Acthar patient assistance programs administered by the National Organization for Rare Disorders (“NORD”). These and other patient-oriented support programs have now provided free drug with commercial value of over $44 million to patients since September 2007. In addition to the free drug program, significant financial support continues to be provided to needy patients through NORD’s co-pay assistance programs that we sponsor. We have been working closely with the neurology community to identify promising new research projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades, as well as to better understand the drug’s mechanisms of action.

Acthar is currently approved in the U.S. for the treatment of MS exacerbations, nephrotic syndrome and many other conditions. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In December 2009, our supplemental New Drug Application (“sNDA”) to add the treatment of infantile spasms to the Acthar label was accepted for filing by the FDA. The FDA has set the user fee goal date, also known as the PDUFA date, for action on our filing of June 11, 2010 for this sNDA. There can be no assurance that this date will be met or that the sNDA will be approved. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we believe we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (“ACTH”) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar. However, it is unclear what impact the potential approval of our sNDA may have, as Acthar is already used in the treatment of IS.

Our results of operations may vary significantly from quarter to quarter depending on, among other factors, demand for our products by patients, inventory levels of our products held by third parties, the amount of Medicaid rebates on our products dispensed to Medicaid eligible patients, the amount of chargebacks and other government rebate programs on the sale of our products by our specialty distributor to government-supported entities, the availability of finished goods from our sole-source manufacturers, the timing of certain expenses, the timing and amount of our product development expenses, the introduction of a competitive product, and our ability to develop growth opportunities for Acthar.

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

Sales Reserves

We have estimated reserves for Medicaid rebates to all states for products dispensed to patients covered by Medicaid; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; and reserves for rebates related to a health coverage program called Tricare. We have also estimated reserves for product returns from our specialty distributor, wholesalers, hospitals and pharmacies. However, our product returns have been insignificant since 2008. Gross sales are also reduced for payments made under our Acthar patient co-payment assistance programs. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could differ significantly from our estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, and new interpretations of the Medicaid statutes and regulations. If actual Medicaid rebates, or other government program rebates and chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. During the quarter ended September 30, 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage, and we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. Historically, actual amounts have been generally consistent with our estimates.

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

The rebate amount per unit is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The rebate per unit formula is comprised of a basic rebate of 15.1% applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the rebate amount per unit by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to CuraScript SD. Our Acthar rebate amount per unit was approximately 65% of our price to our specialty distributor through August 26, 2007 and increased to 73% of our price to our specialty distributor during the fourth quarter ended December 31, 2007. Management believes that the information received from CuraScript SD related to inventory levels and CuraScript SP related to prescription and shipment data is reliable, but we are unable to independently verify the accuracy of such data. The Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established. We routinely assess our experience with Medicaid rebates and adjust the reserves accordingly. Revisions in the Medicaid rebate estimates are charged to income in the period in which the information that gives rise to the revision becomes known. We consider an incremental 2 to 3 percentage point variance to be a reasonably likely change in the percent of Medicaid rebates to related gross sales. An incremental 2 to 3 percentage point change in the estimated rebate units would lead to an approximate $1.0 million to $1.5 million effect on net sales and an approximate $0.9 million to $1.4 million effect on operating income in 2009.

In connection with the implementation of our pricing strategy for Acthar in August 2007, coupled with clarifications of the Medicaid statute in July 2007 by program administrators, during 2007 we initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with our regulatory legal counsel, we prospectively modified how we determine our rebate amount per unit to conform with the statute. The modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates:

	2009	2008	2007
	(In $000’s)

Balance at January 1	$11,406	$6,514	$377
Actual Medicaid payments for sales made in prior year	(8,300)	(7,274)	(391)
Actual Medicaid payments for sales made in current year	(32,850)	(22,074)	(1,500)
Current Medicaid provision for sales made in prior year	—	760	14
Current Medicaid provision for sales made in current year	40,814	33,480	8,014

Balance at December 31	$11,070	$11,406	$6,514

The increase in the Medicaid provision for sales made in 2008 primarily results from the increased pricing level for Acthar effective August 27, 2007, which resulted in higher rebate amounts.

Government Chargebacks

For the years ended December 31, 2009, 2008 and 2007, certain other government-supported entities such as the Veterans Administration and Department of Defense were permitted to purchase Acthar from CuraScript SD for a nominal amount. CuraScript SD charges the significant discount back to us and reduces subsequent payment to us by the amount of the approved chargeback. The chargeback approximates our sales price to our customers. As a result, we recognize nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. Effective January 1, 2010, we established new prices for Acthar purchased by Veterans Administration medical centers. Sales recorded in 2010 on shipments to the Veterans Administration will represent an increase as compared to the nominal net sales recognized in 2009.

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

The following table summarizes the activity in the account for sales-related reserves for government chargebacks:

	2009	2008	2007
	(In $000’s)

Balance at January 1	$164	$222	$56
Actual chargeback payments for sales made in prior year	(164)	(222)	(56)
Actual chargeback payments for sales made in current year	(4,707)	(3,231)	(2,997)
Current chargeback provision for sales made in prior year	—	—	—
Current chargeback provision for sales made in current year	5,029	3,395	3,219

Balance at December 31	$322	$164	$222

Tricare Rebates

We have established a reserve for rebates related to a health coverage program called Tricare. On March 17, 2009, the Department of Defense issued final regulations under the Fiscal Year 2008 National Defense Authorization Act which interpreted such Act to expand Tricare to include prescription drugs dispensed by Tricare retail network pharmacies. Our Tricare rebate reserve reflects this program expansion and is based on estimated Department of Defense eligible sales multiplied by the Tricare rebate formula. During the year ended December 31, 2009, we recorded a reserve for $3.5 million, the total amount of our potential exposure for these Tricare claimed rebates.

Effective January 1, 2010, we established new prices for Acthar purchased by Tricare. Sales recorded in 2010 on shipments to Tricare will represent an increase as compared to the nominal net sales recognized in 2009.

The following table summarizes the activity in the account for sales-related reserves for Tricare rebates:

	2009	2008	2007
	(In $000’s)

Balance at January 1	$—	$—	$—
Actual Tricare rebate payments for sales made in prior year	—	—	—
Actual Tricare rebate payments for sales made in current year	—	—	—
Current Tricare rebate provision for sales made in prior year	99	—	—
Current Tricare rebate provision for sales made in current year	3,431	—	—

Balance at December 31	$3,530	$—	$—

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

At December 31, 2009 and 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2009	2008
	(In $000’s)

Medicaid rebates	$11,070	$11,406
Government chargebacks	322	164
Tricare rebates	3,530	—
Product returns — credit memoranda policy	—	218
Product returns — product replacement policy	—	37

	$14,922	$11,825

Inventories

As of December 31, 2009 our net raw material and finished goods inventories totaled $3.4 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts, and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products. Additionally, inventory write-offs can occur as a result of manufacturing problems. For example, during the third quarter of 2009, a manufactured lot of Acthar did not meet specifications. As a result, we recorded a charge of approximately $540,000 related to that manufactured lot.

Intangible and Long-Lived Assets

As of December 31, 2009 our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.4 million related to our acquisition of Doral and $407,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with ASC 350, Intangibles-Goodwill and Other (formerly SFAS No. 142), we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with ASC 360, Property Plant and Equipment (formerly SFAS No. 144), we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of December 31, 2009 and 2008, no impairment had been indicated.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, Compensation-Stock Compensation (formerly SFAS No. 123(R)), using the modified-prospective transition method. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the years ended December 31, 2009 and 2008 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimated the expected term of stock options granted for the year ended December 31, 2007 based on the simplified method provided in Staff Accounting Bulletin No. 107, Share-Based Payment. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.

Our net income for the year ended December 31, 2009 reflected $3.0 million of share-based compensation expense related to employees and non-employee members of our board of directors, of which $235,000 was related to our Employee Stock Purchase Plan (“ESPP”). Our net income for the year ended December 31, 2008 reflected $3.9 million of share-based compensation expense related to employees and non-employee members of our board of directors, of which $2.1 million was related to our ESPP. In February 2008, our board of directors approved a reduction in the offering period of the ESPP from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, our board of directors approved an amendment in April 2008 to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by shareholders at our 2008 annual meeting.

As of December 31, 2009, $5.6 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.8 years.

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

We determined that there was no loss associated with the Hayward facility when we initially subleased the space, as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with ASC 840, Leases (which now includes former FIN 27 and FTB 79-15). As of December 31, 2009 and 2008, the estimated liability related to the Hayward facility totaled $980,000 and $1.2 million, respectively, and is included in Lease Termination Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors.

Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. The 5,000 square foot sublease is being leased on a month-to-month basis subsequent to April 2009. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of December 31, 2009, we are obligated to pay rent on the Hayward facility of $2.6 million. Over the remaining term of the master lease we anticipate that we will receive approximately $1.2 million in sublease income to be used to pay a portion of our Hayward facility obligation.

We are also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2009, 2008 and 2007 we recognized total expense of $193,000, $138,000 and $1.0 million, respectively, related to the Hayward facility.

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

Based on taxable income for 2007, cumulative taxable income for the three most recent years, and anticipated taxable income for 2008, we reversed the valuation allowance for deferred tax assets in 2007 that we believed would be recovered based on anticipated taxable income in 2008. In 2008, we reversed the remaining valuation allowance for deferred tax assets that we believed would be recovered based on anticipated taxable income in 2009 and future years. These reversals resulted in an income tax benefit of $15.9 million in 2007 and $5.2 million in 2008 which reduced our income tax expense. Any changes in the valuation allowance based upon our future assessment will result in an income tax expense if the valuation allowance is increased.

At December 31, 2009, we had federal and state net operating loss carryforwards of $7.7 million and $16.8 million, respectively, and federal and California research and development tax credits of $296,000 and $306,000, respectively. Federal net operating loss carryforwards totaling $7.7 million are subject to annual limitations and will be available from 2010 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce our 2010 taxable income. State net operating loss carryforwards totaling $16.8 million are subject to annual limitations and are available from 2013 through 2016. In September 2008, California suspended for two years the ability to use state operating loss carryforwards and certain credit carryforwards to reduce taxable income. We expect to use these state operating loss carryforwards and certain credit carryforwards after the two year suspension. The federal and state net operating loss carryforwards and the federal credit carryforwards expire at various dates beginning in the years 2012 through 2018, if not utilized.

Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2009. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2009 before utilization.

We implemented the provisions of Financial Interpretation No. 48, which is now codified in ASC 740, Income Taxes, as of January 1, 2007. This resulted in the reversal of fully reserved deferred tax assets totaling $315,000, which relate to uncertain tax positions, and the related valuation allowance. We increased our unrecognized tax benefits by $6,000 and $601,000 for the years ended December 31, 2009 and 2008, respectively. These unrecognized tax benefits, if recognized in full, would reduce our income tax expense by $922,000 and result in adjustments to other tax accounts, primarily deferred taxes.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008:

Total Net Sales

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Gross sales	$138,220	$133,252	$4,968	4%

Deductions from gross sales:
Provision for Medicaid rebates	40,814	34,240	6,574	19%
Provision for chargebacks	5,029	3,395	1,634	48%
Provision for Tricare rebates	3,530	—	3,530	—
Co-payment assistance and other	527	369	158	43%

Total deductions	49,900	38,004	11,896	31%

Net sales	$88,320	$95,248	(6,928)	(7)%

Net sales for the years ended December 31, 2009 and 2008 were comprised of our products Acthar and Doral. Net sales of Acthar for the year ended December 31, 2009 totaled $87.6 million as compared to $94.4 million during the same period in 2008. During the year ended December 31, 2009 we shipped 5,973 Acthar vials to our specialty distributor as compared to 5,830 vials shipped during the same period in 2008. In addition, a reduction of the discount we provide to our specialty distributor contributed to the increase in Acthar gross sales in 2009 as compared to 2008.

The decrease in Acthar net sales was due to higher sales reserves in 2009 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs. The decrease in net sales resulting from higher sales reserves was partially offset by the continued sequential improvement in sales of Acthar in the multiple sclerosis (MS) market.

Sales reserves recorded in 2009 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs were significantly higher than sales reserves recorded in 2008. We provide a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. In addition, other government-supported entities are permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and other government program rebates and chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. In addition, as a result of a new assessment of our liability under a Department of Defense regulation, we recorded an additional rebate reserve which reduced 2009 net sales by $3.5 million for rebates related to a health coverage program called Tricare.

For the year ended December 31, 2009, to determine our net sales, Acthar gross sales were reduced by approximately 33% to account for the estimated amount of Medicaid rebates and government chargebacks, as compared to approximately 28% for the year ended December 31, 2008. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor.

We completed the second phase of our sales force expansion during the first quarter of 2009, and a third sales force expansion to 38 representatives was completed during the third quarter of 2009. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. Our increased sales efforts have resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in 2009 as compared to 2008. These sales efforts and our initiatives to educate MS specialists about the treatment benefits of Acthar have resulted in a 218% year over year increase in new paid commercial MS prescriptions. A lesser percentage of adults than infants are eligible for Medicaid. As a result, fewer MS patients than IS patients participate in the Medicaid program. In addition, during the fourth quarter of 2009 we received a modest set of Acthar prescriptions for the treatment of nephrotic syndrome (“NS”) which is an indication for which Acthar is already approved. There can be no guarantee that any of these growth trends will continue.

Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of seasonal usage and changes in inventory levels at specialty pharmacies and hospitals. We also review the amount of inventory of Acthar at CuraScript SD and Doral at wholesalers in order to help assess the demand for our products.

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

Cost of Sales and Gross Profit

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Cost of sales	$7,017	$7,304	$(287)	(4)%
Gross profit	$81,303	$87,944	$(6,641)	(8)%
Gross margin	92%	92%

Cost of sales for the year ended December 31, 2009 was consistent with cost of sales for the year ended December 31, 2008. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Stability testing is required on each production lot of Acthar and is conducted at third party laboratories at periodic intervals subsequent to manufacturing. Stability testing costs are expensed as incurred. We incur a royalty of 3% on total net sales of Acthar to a third party and a royalty of 1% of annual net sales over $10.0 million to an additional third party.

Decreases in distribution costs and royalties on Acthar were offset by an increase in inventory obsolescence totaling approximately $600,000. During the third quarter of 2009, a manufactured lot of Acthar did not meet specifications. As a result, we recorded a charge of approximately $540,000 related to that manufactured lot.

The gross margin was 92% for each of the years ended December 31, 2009 and 2008.

Selling, General and Administrative

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Selling, general and administrative expense	$29,950	$19,247	$10,703	56%

Selling, general and administrative expense for the year ended December 31, 2009 increased $10.7 million as compared to the same period in 2008. The increase in selling, general and administrative expense was due primarily to an increase in headcount related costs and costs associated with the support of our Acthar strategy.

Headcount related costs included in selling, general and administrative expense, excluding share-based compensation, increased by approximately $4.5 million in the year ended December 31, 2009 as compared to the same period in 2008. The increase is due to the expansion of our sales force in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS. We completed the second phase of our sales force expansion during the first quarter of 2009, and a third sales force expansion to 38 representatives was completed during the third quarter of 2009.

Costs associated with the support of our Acthar strategy increased by approximately $5.1 million in the year ended December 31, 2009 as compared to the same period in 2008, due in part to our marketing program for MS. An increase of approximately $900,000 for professional services also contributed to the increase in selling, general and administrative expense in the year ended December 31, 2009.

We incurred a total non-cash charge of $3.0 million for ASC 718 share-based compensation related to employees and non-employee members of our board of directors for the year ended December 31, 2009, as compared to $3.9 million for the year ended December 31, 2008. Of this amount, $2.4 million was included in selling, general and administrative expenses, a decrease of $933,000 as compared to the year ended December 31, 2008. The decrease in total share-based compensation expense in the year ended December 31, 2009 was due primarily to an approximate $1.8 million decrease in expense associated with our employee stock purchase plan as compared to 2008.

Research and Development

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Research and development	$9,653	$10,614	$(961)	(9)%

Research and development expense for the year ended December 31, 2009 decreased $961,000 from the year ended December 31, 2008. Costs included in research and development relate primarily to costs related to the resubmission of our Acthar sNDA for IS to the FDA, the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities. The decrease in research and development expenses was due primarily to decreases in costs related to our resubmission of our sNDA for IS and product development expenses. Expenses related to the resubmission of our sNDA and product development decreased approximately $2.8 million in the year ended December 31, 2009 as compared to the same period in 2008. These decreases were partially offset by increased funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications. Expenses related to medical research projects increased approximately $1.4 million in the year ended December 31, 2009 as compared to the same period in 2008. In addition, headcount related expenses, excluding share-based compensation, increased approximately $300,000 in the year ended December 31, 2009 as compared to the same period in 2008.

In October 2009 we resubmitted our sNDA to the FDA seeking approval to market Acthar for the treatment of infantile spasms. In December 2009, our sNDA to add the treatment of infantile spasms to the Acthar label was accepted for filing by the FDA. The FDA has set the PDUFA date for action on our filing of June 11, 2010 for this sNDA.

We are seeking a partner to complete development of QSC-001 so that our research and development resources can be focused on pursuing potential growth opportunities for Acthar that have recently been identified.

A non-cash charge of $623,000 for ASC 718 share-based compensation was included in research and development expenses in the year ended December 31, 2009, which was consistent with share-based compensation expense for the same period in 2008.

We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms. We are currently funding pre-clinical and clinical studies to explore potential new uses for Acthar, as well as to better understand the drug’s mechanisms of action.

Depreciation and Amortization

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Depreciation and amortization	$480	$503	$(23)	(5)%

Depreciation and amortization expense for the year ended December 31, 2009 was consistent with depreciation and amortization expense for the year ended December 31, 2008. Depreciation and amortization expense consist of depreciation expense related to property and equipment and amortization expense related to the Doral purchased technology. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

Total Other Income

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Total other income	$911	$1,150	$(239)	(21)%

Total other income for the year ended December 31, 2009 decreased $239,000 as compared to total other income for the same period in 2008. Lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the year ended December 31, 2009 as compared to the same period in 2008 was offset in part by a $225,000 gain on sale of product rights.

Income Before Income Taxes and Income Tax Expense

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Income before income taxes	$42,131	$58,730	$(16,599)	(28)%
Income tax expense	$15,502	$18,198	$(2,696)	(15)%

Income before income taxes for the year ended December 31, 2009 was $42.1 million as compared to $58.7 million for the year ended December 31, 2008. The decrease was due to the decrease in net sales and the changes in expenses discussed above. Income tax expense for the year ended December 31, 2009 was $15.5 million as compared to $18.2 million for the year ended December 31, 2008. During the year ended December 31, 2009, our effective tax rate for financial reporting purposes was approximately 36.8% as compared to approximately 31% for the year ended December 31, 2008.

The year ended December 31, 2008 included a net tax benefit of $5.2 million, or $0.07 per diluted share. At December 31, 2007 we established a valuation allowance of $5.2 million for deferred tax assets related to $9.9 million of our federal net operating loss carryforwards, $591,000 of federal research and development credit carryforwards, $458,000 of California research and development credit carryforwards, and other state temporary differences, as it was not considered more likely than not as of December 31, 2007 that we would be able to utilize these tax assets to offset future taxable income. The net tax benefit was due to the reversal of this valuation allowance, as we determined in 2008 that, based on anticipated taxable income in 2009 and future years, it was more likely than not that our deferred tax assets at December 31, 2008 would be realized.

Net Income

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Net income	$26,629	$40,532	$(13,903)	(34)%

For the year ended December 31, 2009, we had net income of $26.6 million as compared to net income of $40.5 million for the year ended December 31, 2008, a decrease of $13.9 million. The decrease resulted primarily from the decrease in net sales and the changes in expenses discussed above. The decrease was partially offset by income tax expense of $15.5 million in the year ended December 31, 2009 as compared to $18.2 million of income tax expense for the year ended December 31, 2008.

Series A Preferred Stock Dividend

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Deemed dividend on Series A Preferred Stock	$—	$5,267	$(5,267)	(100)%

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

Net Income Applicable to Common Shareholders

	Years Ended
	December 31,		Increase/	%
	2009	2008	(Decrease)	Change
	(In $000’s)

Net income applicable to common shareholders	$26,629	$35,265	$(8,636)	(24)%

For the year ended December 31, 2009, we had net income applicable to common shareholders of $26.6 million, or $0.40 per fully diluted share, as compared to net income applicable to common shareholders of $35.3 million, or $0.49 per fully diluted share for the year ended December 31, 2008, a decrease of $8.6 million. The decrease resulted primarily from the 2008 deemed dividend on the repurchased Series A Preferred Stock. The $5.3 million reduction to net income related to the deemed dividend on the repurchased Series A Preferred Stock reduced our 2008 fully diluted earnings per share applicable to common shareholders by $0.07.

Year ended December 31, 2008 compared to year ended December 31, 2007:

Total Net Sales

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Gross sales	$133,252	$62,017	$71,235	115%

Deductions from gross sales:
Provision for Medicaid rebates	34,240	8,028	26,212	327%
Provision for chargebacks	3,395	3,219	176	5%
Sales returns and other	369	1,002	(633)	(63)%

Total deductions	38,004	12,249	25,755	210%

Net sales	$95,248	$49,768	45,480	91%

Total net sales for the year ended December 31, 2008 increased $45.5 million, or 91%, from the year ended December 31, 2007. For the years ended December 31, 2008 and 2007 all net sales were in the neurology therapeutic area.

Net sales of Acthar for the year ended December 31, 2008 totaled $94.4 million as compared to $48.7 million during the same period in 2007. The increase in net sales resulted from a full year under the Acthar pricing level implemented in August 2007. In August 2007 we announced a new strategy and business model for Acthar, and initiated a new pricing level for Acthar that was effective August 27, 2007. Under the new Acthar strategy, our sales price to CuraScript, our specialty distributor of Acthar, increased to $22,222 per vial based on a list price of $23,269 per vial. Effective June 1, 2008, the discounted sales price to CuraScript increased to $23,039 per vial based on a list price of $23,269 per vial. The list price prior to the new pricing level was $1,650 per vial. While total Acthar units shipped have decreased since the implementation of the new Acthar strategy, we shipped 5,830 Acthar units to our specialty distributor during the year ended December 31, 2008. This continued ordering coupled with a positive pattern of insurance reimbursement and rapid patient access to Acthar resulted in a significant increase in our net sales in 2008.

During 2008, we increased our sales effort related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. The increased sales effort resulted in positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS.

As required by federal regulations, we provide a rebate related to product dispensed to Medicaid eligible patients. In addition, certain government-supported entities were permitted to purchase our products for a nominal amount from our customers who charge back the significant discount to us. These Medicaid rebates and government chargebacks were estimated by us each quarter and reduced our gross sales in the determination of our net sales. Effective January 1, 2008, the amount we rebate for each Acthar vial dispensed to a Medicaid eligible patient is approximately $2,500 higher than our price to our specialty distributor. For the year ended December 31, 2008, Acthar gross sales were reduced by 28% to account for the estimated amount of Medicaid rebates and government chargebacks. A lesser percentage of adults than infants are eligible for Medicaid. As a result, fewer MS patients than IS patients participate in the Medicaid program. As a result of the increased proportion of MS prescriptions in the fourth quarter of 2008, the rebate and chargeback amounts as a percentage of gross sales were lower as compared to the full year 2008.

Cost of Sales and Gross Profit

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Cost of sales	$7,304	$5,295	$2,009	38%
Gross profit	$87,944	$44,473	$43,471	98%
Gross margin	92%	89%

Cost of sales for the year ended December 31, 2008 increased $2.0 million from the year ended December 31, 2007. The increase in cost of sales was due primarily to an increase of $1.8 million in royalties on Acthar due to the increase in net sales during the year ended December 31, 2008 as compared to the same period in 2007 and an increase of approximately $580,000 in distribution costs in the year ended December 31, 2008 as compared to the same period in 2007. These increases were partially offset by decreases in product stability testing and inventory obsolescence totaling approximately $515,000 in the year ended December 31, 2008 as compared to the same period in 2007. The gross margin was 92% for the year ended December 31, 2008, as compared to 89% for the year ended December 31, 2007. The increase in the gross margin in the year ended December 31, 2008 as compared to the same period in 2007 was due primarily to the increase in net sales resulting from a full year under the Acthar pricing level implemented in August 2007.

Selling, General and Administrative

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Selling, general and administrative expense	$19,247	$17,662	$1,585	9%

Selling, general and administrative expense for the year ended December 31, 2008 increased $1.6 million as compared to the same period in 2007. The increase in selling, general and administrative expense was due primarily to an increase in share-based compensation expense and general costs associated with the support of our Acthar strategy, offset in part by lower expenses associated with our Hayward facility and lower headcount related costs resulting from the reduction of our field organization in the second quarter of 2007.

We incurred a total non-cash charge of $3.9 million for ASC 718 share-based compensation for the year ended December 31, 2008. Of this amount, $3.3 million was included in selling, general and administrative expenses, an increase of approximately $1.8 million as compared to the same period in 2007. The increase in share-based compensation expense in the year ended December 31, 2008 was primarily associated with our employee stock purchase plan. Of the total non-cash charge of $3.9 million in the year ended December 31, 2008 for share-based compensation expense, $2.1 million was related to our employee stock purchase plan. As a result of the significant increase in our stock price during the fourth quarter of 2007, many plan participants increased their contributions to maximum levels for the 12-month offering period that began on September 1, 2007. This resulted in a significant increase in the non-cash ASC 718 expense for that 12-month offering period. In February 2008, our board of directors approved a reduction in the offering period from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the plan. In addition, our board of directors approved an amendment in April 2008 to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the plan were approved by shareholders at our 2008 annual meeting.

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

Research and Development

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Research and development	$10,614	$4,758	$5,856	123%

Research and development expense for the year ended December 31, 2008 increased $5.9 million from the year ended December 31, 2007. The increase in research and development expenses was due primarily to an increase in costs related to our efforts to complete the resubmission of our sNDA for IS. Expenses related to the resubmission of our sNDA and product development increased approximately $3.5 million in the year ended December 31, 2008 as compared to the same period in 2007. Activities associated with our medical science liaisons contributed approximately $800,000 to the increase in research and development expenses in the year ended December 31, 2008 as compared to the prior year. These activities include the initiation of basic research funding for infantile spasms. Headcount related costs, excluding share-based compensation, increased by approximately $800,000 in the year ended December 31, 2008 as compared to the same period in 2007, due primarily to the addition of headcount during 2008. A non-cash charge of $590,000 for ASC 718 share-based compensation was included in research and development expenses in the year ended December 31, 2008, an increase of approximately $270,000 as compared to the same period in 2007.

Depreciation and Amortization

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Depreciation and amortization	$503	$498	$5	1%

Depreciation and amortization expense for the year ended December 31, 2008 was consistent with depreciation and amortization expense for the year ended December 31, 2007.

Total Other Income

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Total other income	$1,150	$1,439	$(289)	(20)%

Total other income for the year ended December 31, 2008 decreased $289,000 as compared to total other income for the same period in 2007. The decrease was due primarily to the inclusion in the year ended December 31, 2007 of the gain on sale of product lines related to Emitasol, and the reversal of an accrual of $248,000 related to an agreement with Roberts Pharmaceutical Corporation, a subsidiary of Shire Pharmaceuticals, Inc. (“Shire”), as we determined that the amount would not be due to Shire under the agreement. In June 2007, we divested our non-core development stage product Emitasol (nasal metoclopramide) which resulted in a gain of $448,000. The decreases were partially offset by increased interest income resulting from higher cash balances during the year ended December 31, 2008 as compared to the same period in 2007.

Income Before Income Taxes and Income Tax Expense (Benefit)

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Income before income taxes	$58,730	$22,994	$35,736	155%
Income tax expense (benefit)	$18,198	$(14,592)	$32,790	225%

Income before income taxes for the year ended December 31, 2008 was $58.7 million as compared to $23.0 million for the year ended December 31, 2007. The increase was due to the increase in net sales and the changes in expenses discussed above. Income tax expense for the year ended December 31, 2008 was $18.2 million as compared to an income tax benefit for the year ended December 31, 2007 of $14.6 million, or $0.21 per diluted share. The year ended December 31, 2008 included a net tax benefit of $5.2 million, or $0.07 per diluted share. At December 31, 2007 we established a valuation allowance of $5.2 million for deferred tax assets related to $9.9 million of our federal net operating loss carryforwards, $591,000 of federal research and development credit carryforwards, $458,000 of California research and development credit carryforwards, and other state temporary differences, as it was not considered more likely than not as of December 31, 2007 that we would be able to utilize these tax assets to offset future taxable income. The net tax benefit was due to the reversal of this valuation allowance, as we determined in 2008 that, based on anticipated taxable income in 2009 and future years, it was more likely than not that our deferred tax assets at December 31, 2008 would be realized.

For the year ended December 31, 2007, we were able to use our net operating loss carryforwards to offset the majority of our 2007 taxable income. In addition, based on taxable income in the third and fourth quarters of 2007, cumulative taxable income for the three most recent years ended December 31, 2007 and anticipated taxable income for 2008, we determined in the fourth quarter of 2007 that it was more likely than not that some of our deferred tax assets at December 31, 2007 would be realized. Accordingly, we reversed the valuation allowance for such deferred tax assets at December 31, 2007 and recorded an income tax benefit of $15.9 million for the year ended December 31, 2007. This amount was offset by $1.3 million of current tax expense for the federal and California alternative minimum tax (“AMT”) and other state income taxes. The utilization of the tax loss carryforwards to offset our 2007 taxable income was limited in the calculation of AMT and as a result we recorded a current tax expense for AMT for the year ended December 31, 2007.

Net Income

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Net income	$40,532	$37,586	$2,946	8%

For the year ended December 31, 2008, we had net income of $40.5 million as compared to net income of $37.6 million for the year ended December 31, 2007, an increase of $2.9 million. The increase resulted primarily from the implementation of our strategy and business model for Acthar. The increase was partially offset by income tax expense of $18.2 million in the year ended December 31, 2008 as compared to the $14.6 million net income tax benefit for the year ended December 31, 2007.

Series A Preferred Stock Dividend and Distribution

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Deemed dividend on Series A Preferred Stock	$5,267	$—	$5,267	—%
Allocation of undistributed earnings to Series A Preferred Stock	$—	$1,137	$(1,137)	(100)%

The deemed dividend resulted from the repurchase of our Series A Preferred Stock in February 2008. On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share (the same price per preferred share as the closing price per share of our common stock on February 19, 2008). As of December 31, 2007, the Series A Preferred Stock had a carrying amount of $5.1 million as reflected on the accompanying Consolidated Balance Sheet. The deemed dividend represented the difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value of the Series A Preferred Stock.

The $1.1 million allocation of undistributed earnings to Series A Preferred Stock for the year ended December 31, 2007 represented an allocation of a portion of our fiscal year 2007 net income to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This was an accounting allocation only based on relative share holdings and was not an actual distribution or obligation to distribute a portion of our fiscal year 2007 net income to the Series A stockholder.

Net Income Applicable to Common Shareholders

	Years Ended
	December 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In $000’s)

Net income applicable to common shareholders	$35,265	$36,449	$(1,184)	(3)%

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

Liquidity and Capital Resources

During 2009 and 2008, we generated $40.0 million and $63.5 million in cash from operations, respectively, resulting from the implementation of our strategy and business model for Acthar in August 2007. Prior to the implementation of our Acthar strategy, we principally funded our activities through various issuances of equity securities and debt and from the sale of our non-core commercial product lines in October 2005.

On February 29, 2008, our board of directors approved a stock repurchase program that provides for our repurchase of up to 7 million of our common shares. On May 29, 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through December 31, 2009, we have repurchased a total of 8.4 million shares of our common stock for $36.7 million under our stock repurchase program, at an average price of $4.39 per share. As of December 31, 2009, there are 5.1 million shares authorized remaining under the stock repurchase program. In addition, we completed two repurchases outside of our stock repurchase program. On August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

On February 19, 2008, we completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire Pharmaceuticals, Inc. for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of our common stock on February 19, 2008.

	Years Ended December 31,
Liquidity and Capital Resources	2009	2008	2007
	(In $000’s)

Cash, cash equivalents and short-term investments	$75,707	$55,451	$30,212
Accounts receivable, net	14,833	10,418	23,639
Working capital	71,049	59,272	57,153
Cash provided by/(used in):
Operating activities	39,985	63,509	10,066
Investing activities	11,903	(27,249)	(11,288)
Financing activities	(19,341)	(38,917)	1,224

At December 31, 2009, we had cash, cash equivalents and short-term investments of $75.7 million compared to $55.5 million at December 31, 2008. At December 31, 2009, our working capital was $71.0 million compared to $59.3 million at December 31, 2008. The increase in our working capital was principally due to increases in our cash, cash equivalents and short-term investments of $20.3 million, an increase in accounts receivable of $4.4 million, and an increase in current deferred tax assets. These increases to working capital were partially offset by an $8.6 million increase in accounts payable due to timing of Medicaid payments, a decrease of $3.3 million in prepaid taxes, and an increase in sales-related reserves of $3.1 million. The increase in our cash, cash equivalents and short-term investments balance primarily reflects the $40.0 million in cash provided by our operations, offset in part by $21.1 million used to repurchase our common stock.

Cash and cash equivalents were $45.8 million, $13.3 million and $15.9 million as of December 31, 2009, 2008 and 2007, respectively. Cash and cash equivalents exclude our short-term investments of $29.9 million, $42.2 million and $14.3 million as of December 31, 2009, 2008 and 2007, respectively. The primary changes in our operating, investing and financing cash flows related to cash and cash equivalents are described below.

Operating Cash Flows

Net cash of $40.0 million was provided by operating activities for the year ended December 31, 2009. Primary factors contributing to the net operating cash flows included our net income of $26.6 million for the year ended December 31, 2009, and an increase in accounts payable of $8.6 million primarily due to timing of Medicaid payments. Other factors contributing to the net operating cash flows include a decrease of $3.3 million in prepaid income taxes, an increase of $3.1 million in sales reserves due primarily to increases in our reserve for Medicaid rebates, and $3.1 million in non-cash share-based compensation. These factors were partially offset by an increase in accounts receivable of $4.4 million.

Net cash of $63.5 million was provided by operating activities for the year ended December 31, 2008, primarily a result of a full year under our Acthar strategy implemented in August 2007. Primary factors contributing to the net operating cash flows included our net income of $40.5 million for the year ended December 31, 2008, and a decrease in accounts receivable of $13.2 million generated primarily by the reduction in CuraScript’s payment terms from 60 days to 30 days under our amended distribution agreement effective April 1, 2008. Other factors contributing to the net operating cash flows include an increase of $3.6 million in sales reserves due primarily to increases in our reserve for Medicaid rebates, a decrease of $4.6 million in total deferred tax assets, and $4.1 million in non-cash share-based compensation. These factors were partially offset by an increase in prepaid taxes and a decrease in income taxes payable totaling $4.6 million.

Net cash of $10.1 million was provided by operating activities for the year ended December 31, 2007 as a result of the implementation of our strategy and business model for Acthar in August 2007. Primary factors contributing to the net operating cash flows included our net income of $37.6 million for the year ended December 31, 2007, an increase of $5.4 million in sales reserves due primarily to increases in our reserve for Medicaid rebates, increases totaling $1.9 million for accrued compensation and other accrued liabilities, and $1.8 million in non-cash share-based compensation were partially offset by an increase in accounts receivable of $21.9 million and a $15.9 million increase in our total deferred tax assets.

Investing Cash Flows

Net cash provided by investing activities for the year ended December 31, 2009 was $11.9 million. The net cash provided by investing activities resulted primarily from net maturities of short-term investments of $11.8 million.

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

Financing Cash Flows

Net cash of $19.3 million was used by financing activities for the year ended December 31, 2009. We repurchased a total of 4,866,600 shares of our common stock for $21.1 million under our board-approved stock repurchase program. We received a total of $1.0 million for the issuance of common stock related to the exercise of stock options and for the issuance of common stock pursuant to the employee stock purchase plan. Net cash from financing activities was increased by $743,000 in excess tax benefits from share-based compensation plans representing primarily the benefit of tax deductions in excess of share-based compensation expense.

Net cash of $38.9 million was used by financing activities for the year ended December 31, 2008. We completed the repurchase of the outstanding Series A Preferred Stock for cash consideration of $10.3 million in February 2008. In addition, we repurchased a total of 7,490,900 shares of our common stock for $35.6 million under both our board-approved stock repurchase program and repurchases made outside of our stock repurchase program. We received a total of $2.2 million for the issuance of common stock related to the exercise of stock options and for the issuance of common stock pursuant to the employee stock purchase plan. Net cash from financing activities was increased by $4.8 million in excess tax benefits from share-based compensation plans representing primarily the benefit of tax deductions in excess of share-based compensation expense.

Net cash of $1.2 million was provided by financing activities for the year ended December 31, 2007. We received $961,000 for the issuance of common stock related to the exercise of stock options and warrants, and $263,000 for the issuance of common stock pursuant to the employee stock purchase plan.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three years ended December 31, 2009.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009. This table does not include potential milestone payments and assumes non-termination of agreements.

	Payments Due by Period
		1 Year		3 to 5	After 5
	Total	or Less	1 to 3 Years	Years	Years
	(In $000’s)

Minimum payments remaining under operating leases(1)	$4,216	$1,928	$2,288	$—	$—
Purchase orders and obligations(2)	150	150	—	—	—

Total contractual cash obligations	$4,366	$2,078	$2,288	$—	$—

(1)	As of December 31, 2009 we leased two buildings with lease terms expiring in 2011 and 2012, and subleased additional office space with a term expiring in 2011. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2009 was approximately $1.1 million. We lease our headquarters in Union City, California, with 23,000 square feet of office space under a lease agreement that expires in 2011. Annual rent payments for 2010 for this facility are $616,000. We also lease a 30,000 square foot facility in Hayward, California under a lease agreement that expires in 2012. We do not occupy this facility and subleased 5,000 and 25,000 square feet of the facility effective November 1, 2007 and February 1, 2008, respectively. These subleases cover a portion of our lease commitment and all of our insurance, taxes and common area maintenance. We anticipate that we will receive $410,000 in 2010 as sublease income to be used to pay a portion of our 2010 Hayward facility annual rent expense of $870,000. We also sublease office space in Columbia, Maryland under a sublease agreement that expires in 2011. Annual rent payments for 2010 for this space are $47,000.

(2)	Represents our obligations as of December 31, 2009 for which the goods have not yet been received or the services have not yet been rendered. The amount relates to an agreement with BioVectra dcl dated January 22, 2008.

Additional Payments

We have entered into a development and license agreement which contains provisions for payment on completion of certain development, regulatory and sales milestones. Due to the uncertainty concerning when and if the milestones may be completed, we have not included these potential future obligations in the above table.

In November 2006, we initiated a clinical development program under our IND application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand, a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. QSC-001 would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. We own the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. We would be obligated to make milestone payments upon the achievement of certain development milestones including, but not limited to, the filing of a New Drug Application (“NDA”), the approval of an NDA, and attainment of certain levels of sales. Such potential future milestone payments total $3.3 million. We are currently seeking a partner to complete development of this product so that our research and development resources can be focused on pursuing the potential growth opportunities for Acthar that have been identified.

Indemnifications

As permitted under California law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Employment Agreements

We have entered into employment agreements with our corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Equity Transactions

On October 20, 2009, in connection with its regular review of best practices in corporate governance, our board of directors unanimously approved two corporate governance initiatives which will provide Questcor shareholders more say with respect to proposals to acquire Questcor and better information about the economic interests of proponents of shareholder proposals and director nominations. The board voted to amend our shareholder rights plan to accelerate the final expiration date of the preferred stock purchase rights issued thereunder. The amendment had the effect of terminating the rights plan effective October 26, 2009. In addition, the board approved amendments to our bylaws to require any Questcor shareholder submitting a proposal or director nomination to provide information regarding hedging positions or other agreements that serve to mitigate the loss to or otherwise manage the risk of changes to Questcor’s stock price, and to update such information within 10 days after the record date for our annual meeting.

On February 29, 2008, our board of directors approved a stock repurchase program that provides for our repurchase of up to 7 million of our common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. During 2009, we repurchased a total of 4.9 million shares of our common stock for $21.1 million under our stock repurchase program, at an average price of $4.33 per share. We have repurchased a total of 8.4 million shares of our common stock under this stock repurchase program, for $36.7 million through December 31, 2009, at an average price of $4.39 per share. As of December 31, 2009, there are a total of 5.1 million shares authorized remaining under the revised stock repurchase program.

During 2008, we completed two repurchases outside of our stock repurchase program. On August 13, 2008, we completed a board-approved repurchase of 2,200,000 shares of our common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, we completed a board-approved repurchase of an additional 1,800,000 shares of our common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

In February 2008, our board of directors approved a reduction in the offering period of the Employee Stock Purchase Plan (“ESPP”) from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and approved an amendment authorizing the addition of 500,000 shares to the ESPP. In addition, in April 2008 our board of directors approved an amendment to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by shareholders at our 2008 annual shareholders’ meeting.

In May and June 2008, a total of 348,228 shares of our common stock were issued upon the cashless net exercise of 475,248 warrants in accordance with the terms of the warrants. As of December 31, 2009, we had no outstanding warrants.

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

Cash Requirements

Based on our internal forecasts and projections, we believe that our cash resources at December 31, 2009 will be sufficient to fund operations through at least December 31, 2010.

Our future funding requirements beyond 2010 will depend on many factors, including: the timing and extent of product sales; returns of expired product; strategic transactions, if any; licensing of products, technologies or compounds, if any; our ability to manage growth; competing technological and market developments; costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from current or future collaborative and license agreements, if established; the timing of regulatory approvals; any expansion or acceleration of our development programs; and other factors.

Recently Issued Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-09 (“ASU 2010-09”), Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued and is effective immediately. The new guidance does not have an effect on our consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 is effective for us for the quarter ended March 31, 2010. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements, if any.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 168, The FASB Accounting Standards Codificationtm (“ASC”). The FASB notes that the ASC will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All of the ASC content will carry the same level of authority, effectively superseding Statement No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued an accounting standard codified in ASC 855, Subsequent Events (formerly SFAS No. 165) which provides guidance on management’s assessment of subsequent events. ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. ASC 855 is not expected to significantly change practice because it includes guidance which is similar to that in AU Section 560, with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. We adopted ASC 855 effective June 30, 2009.

In April 2009, the FASB issued an accounting standard codified in ASC 320, Investments-Debt and Equity Securities (formerly FASB Staff Position (FSP) 115-2 and FSP 124-2). ASC 320 provides greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. ASC 320 applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of ASC 320, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. ASC 320 was effective for us for the quarter ended June 30, 2009. The adoption of ASC 320 did not have an impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures (formerly FSP 157-4). ASC 820 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. ASC 820 was effective for us for the quarter ended June 30, 2009. The adoption of ASC 820 did not have an impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued an accounting standard codified in ASC 825, Financial Instruments (formerly FSP 107-1 and APB 28-1). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 was effective for us for the quarter ended June 30, 2009. The adoption of ASC 825 did not have an impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard codified in ASC 805, Business Combinations (formerly FAS No. 141(R)). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of ASC 805 if and when a future acquisition occurs.

In November 2007, the EITF issued an accounting standard codified in ASC 808, Collaborative Arrangements (formerly EITF 07-1). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. ASC 808 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of ASC 808 did not have an impact on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. We are adverse to principal loss and aim to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. None of our investments are in auction rate securities. Our investments include money market accounts, government-sponsored enterprises, certificates of deposit and municipal bonds.

The table below presents the amounts of our investment portfolio as of December 31, 2009 and 2008, and related average interest rates of our investment portfolio for the years ended December 31, 2009 and 2008.

		Fair Value
		December 31,
	2009	2009
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$75,707	$75,707
Average interest rate	1.00%	—

		Fair Value
		December 31,
	2008	2008
	(In thousands, except interest rates)

Cash, cash equivalents and short-term investments	$55,451	$55,451
Average interest rate	2.43%	—

Item 8.	Financial Statements and Supplementary Data

QUESTCOR PHARMACEUTICALS, INC.
CONTENTS

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. Odenberg, Ullakko, Muranishi & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is included herein.

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

Don M. Bailey, 64, President and CEO, joined the Company’s Board of Directors in May 2006. Mr. Bailey was appointed our interim President in May 2007. Mr. Bailey was appointed President and Chief Executive Officer in November 2007. Mr. Bailey is currently the non-executive Chairman of the Board of STAAR Surgical Company. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the Chairman of the Board of Comarco, Inc. from 1998 until 2007 and was employed by Comarco, Inc., where he served as its Chief Executive Officer from 1991 to 2000. Mr. Bailey has been Chairman of the Board of STAAR since April 2005. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University.

Stephen L. Cartt, 47, Executive Vice President and Chief Business Officer, joined the Company in March 2005. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Mr. Cartt holds a B.S. degree from the University of California at Davis in biochemistry, and an M.B.A. from Santa Clara University.

David J. Medeiros, 58, Senior Vice President, Pharmaceutical Operations, joined the Company in June 2003 as Vice President, Manufacturing. Prior to joining the Company, Mr. Medeiros served as Senior Director, Manufacturing at Titan Pharmaceuticals, Inc. from November 2000 to June 2003. Mr. Medeiros holds a B.S. degree in chemical engineering from San Jose State University, a Master’s degree in chemical engineering from University of California, Berkeley and an M.B.A. from the University of California at Berkeley.

Gary M. Sawka, 63, Senior Vice President, Finance and Chief Financial Officer, joined the Company in September 2008. From February 2007 to April 2008, Mr. Sawka served as the Chief Financial Officer and Designated Responsible Individual of Tripath Technology, Inc., a former NASDAQ-listed fabless semiconductor company, during its Chapter 11 reorganization and its reverse merger. From August 2006 to February 2007, he served as a consulting Chief Financial Officer to Tripath Technology, Inc. From 2002 to 2006, Mr. Sawka worked as a financial consultant for several NASDAQ-listed companies. From 2000 to 2001, he served as Executive Vice President and Chief Financial Officer of ePlanning Securities, a national, representative-owned, independent FINRA Broker / Dealer. During the period from 1984 to 2002, Mr. Sawka served as Vice President and Chief Financial Officer of Tvia, Inc.(OTC: TVIA.PK), a fabless semiconductor company, PrimeSource Corporation, an international container leasing company specializing in high service leases, and Itel Containers International Corporation, at that time, the world’s largest international container leasing company. Since May 2007, Mr. Sawka has served on the Board of Directors of CAI International, Inc. (NYSE: CAP) an international container leasing and management company, where he is a member of the Audit and Compensation Committees and Chairs the Corporate Governance and Nominating Committee. Mr. Sawka has an M.B.A. from Harvard University Graduate School of Business Administration and a B.S. in Accounting from the University of Southern California.

David Young, Ph.D., 57, Chief Scientific Officer, joined the Company’s Board of Directors in September 2006. Dr. Young was appointed Chief Scientific Officer in October 2009. Prior to joining Questcor, Dr. Young was President of AGI Therapeutics, Inc. from 2006 to 2009. Previously, Dr. Young was the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, from 2003 to 2006, and founder and CEO of GloboMax LLC, a contract drug development firm purchased by ICON plc in 2003, from 1997 to 2003. Prior to forming GloboMax, Dr. Young was an Associate Professor at the School of Pharmacy, University of Maryland where he held a number of roles including Director of the Pharmacokinetics and Biopharmaceutics Lab and Managing Director of the University of Maryland-VA Clinical Research Unit. Dr. Young holds a B.S. degree in physiology from the University of California, Berkeley, an M.S. degree in physics from the University of Wisconsin-Madison, a Pharm.D. from the University of Southern California and a Ph.D. in pharmaceutical sciences from the University of Southern California.

Jason Zielonka, M.D., 61, Senior Vice President and Chief Medical Officer, joined the Company in February 2010. Prior to joining Questcor, Dr. Zielonka was the Senior Medical Director for Trial Methodology at Ortho-McNeil Janssen, Johnson and Johnson’s primary U.S. pharmaceuticals business. He also held senior positions in Clinical Research and Medical Affairs at Pfizer, DuPont Pharmaceuticals and Bristol-Myers Squibb, as well as several other pharmaceutical companies. Prior to joining the pharmaceutical industry, Dr. Zielonka was Chief of Nuclear Medicine Services at the Veterans’ Administration Medical Center and Assistant Professor of Radiology at the Medical College of Wisconsin. Dr. Zielonka received his B.S. in Electrical Science and Engineering from the Massachusetts Institute of Technology, his M.D. from the Yale University School of Medicine and his Nuclear Medicine fellowship training at the Harvard Medical School.

The information related to Questcor’s Directors required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2009:

	Number of		Number of Shares
	Shares to be	Weighted-	Remaining Available for
	Issued Upon	Average Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Shares
	Options	Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	5,489,322	$3.36	5,475,615
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	5,489,322	$3.36	5,475,615

The remaining information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. Our financial statements and the Reports of Independent Registered Public Accounting Firm are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

(c) Exhibits

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2	.2(17)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.4(3)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(27)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.
4	.2(4)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(5)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(6)	1992 Employee Stock Option Plan, as amended.**
10	.3(7)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**
10	.5(8)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.6(8)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(9)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.13(4)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(4)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.17(3)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.21(10)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10	.27(11)	2004 Non-Employee Directors’ Equity Incentive Plan.**
10	.30(12)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

Exhibit
Number		Description

10	.31(12)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**
10	.36(13)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.40(14)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.44(15)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**
10	.45(16)	2006 Equity Incentive Award Plan.**
10	.46(18)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.47(18)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.48(18)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10	.58(19)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**
10	.63(19)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**
10	.65(20)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.66(21)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**
10	.68(22)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.
10	.69(22)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.
10	.70(23)	Amended and Restated 2003 Employee Stock Purchase Plan.**
10	.72(24)	Stock Purchase Agreement, by and between the Company and Chaumiere Consultadoria & Servicos SDC Unipessoal L.D.A., dated August 13, 2008.
10	.73(25)	Stock Purchase Agreement, by and between the Company and Inverlochy Consultadoria & Servicos L.D.A., dated September 3, 2008.
10	.74(26)	Redemption Agreement, by and between the Company and Shire Pharmaceuticals, Inc., dated February 19, 2008.
10	.75(26)	Severance Letter Agreement between the Company and Gary M. Sawka dated September 10, 2008.**
10	.76(26)	Offer of Employment Letter Agreement between the Company and Gary M. Sawka dated September 9, 2008.**
10	.77(26)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**
10	.78(26)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**
10	.80(27)	Second Amendment, dated as of October 21, 2009, to the Rights Agreement, dated February 11, 2003, as amended September 9, 2005, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, N.A.
10	.81(27)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**
10	.82(27)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**
10	.83(28)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. Jason Zielonka, M.D., dated January 29, 2010.**
10	.84(28)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. Jason Zielonka, M.D., dated January 29, 2010.**
10	.85*	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

Exhibit
Number		Description

23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 14, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 10, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 13, 2005, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 19, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on April 10, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 10, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2008, and incorporated herein by reference

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 19, 2008, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 4, 2010, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

Dated: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON M. BAILEY Don M. Bailey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ GARY SAWKA Gary Sawka	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman	March 16, 2010

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	March 16, 2010

/s/ STEPHEN C. FARRELL Stephen C. Farrell	Director	March 16, 2010

/s/ LOU SILVERMAN Lou Silverman	Director	March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.

We have audited Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Questcor Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Questcor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California

March 15, 2010

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$45,829	$13,282
Short-term investments	29,878	42,169

Total cash, cash equivalents and short-term investments	75,707	55,451
Accounts receivable, net of allowance for doubtful accounts of $77 and $62 at December 31, 2009 and 2008, respectively	14,833	10,418
Inventories, net	3,378	2,459
Prepaid income taxes	—	3,316
Prepaid expenses and other current assets	1,162	1,101
Deferred tax assets	8,180	6,252

Total current assets	103,260	78,997
Property and equipment, net	407	450
Purchased technology, net	3,372	3,669
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	3,392	5,021

Total assets	$111,440	$89,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,921	$4,302
Accrued compensation	2,140	1,896
Sales-related reserves	14,922	11,825
Income taxes payable	477	—
Other accrued liabilities	1,751	1,702

Total current liabilities	32,211	19,725
Lease termination, deferred rent and other non-current liabilities	1,226	1,529

Total liabilities	33,437	21,254

Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 61,726,609 and 65,970,653 shares issued and outstanding at December 31, 2009 and 2008, respectively	67,793	84,028
Retained earnings (accumulated deficit)	10,224	(16,405)
Accumulated other comprehensive income (loss)	(14)	269

Total shareholders’ equity	78,003	67,892

Total liabilities and shareholders’ equity	$111,440	$89,146

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$88,320	$95,248	$49,768
Cost of sales (exclusive of amortization of purchased technology)	7,017	7,304	5,295

Gross profit	81,303	87,944	44,473
Operating expenses:
Selling, general and administrative	29,950	19,247	17,662
Research and development	9,653	10,614	4,758
Depreciation and amortization	480	503	498

Total operating expenses	40,083	30,364	22,918

Income from operations	41,220	57,580	21,555
Other income:
Interest and other income, net	686	1,075	991
Gain on sale of product rights	225	75	448

Total other income	911	1,150	1,439

Income before income taxes	42,131	58,730	22,994
Income tax expense (benefit)	15,502	18,198	(14,592)

Net income	26,629	40,532	37,586
Deemed dividend on Series A preferred stock	—	5,267	—
Allocation of undistributed earnings to Series A preferred stock	—	—	1,137

Net income applicable to common shareholders	$26,629	$35,265	$36,449

Net income per share applicable to common shareholders:
Basic	$0.41	$0.52	$0.53

Diluted	$0.40	$0.49	$0.51

Shares used in computing net income per share applicable to common shareholders:
Basic	64,196	67,761	69,131

Diluted	66,257	71,350	70,915

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

					Retained	Accumulated
					Earnings	Other	Total
	Series A Preferred Stock		Common Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit)	Gain (Loss)	Equity
	(In thousands, except share amounts)

Balances at January 1, 2007	2,155,715	$5,081	68,740,804	$105,352	$(89,256)	$1	$16,097
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	—	1,811	—	—	1,811
Issuance of common stock pursuant to employee stock purchase plan	—	—	401,025	263	—	—	263
Issuance of common stock upon exercise of stock options	—	—	821,510	833	—	—	833
Issuance of common stock upon cashless exercise of warrants	—	—	89,837	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	135,996	128	—	—	128
Cancellation of unvested restricted stock	—	—	(71,006)	—	—	—	—
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	53	53
Net income	—	—	—	—	37,586	—	37,586

Total comprehensive income	—	—	—	—	—	—	37,639

Balances at December 31, 2007	2,155,715	5,081	70,118,166	108,387	(51,670)	54	56,771
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	233,296	4,119	—	—	4,119
Issuance of common stock pursuant to employee stock purchase plan	—	—	803,616	494	—	—	494
Issuance of common stock upon exercise of stock options	—	—	2,109,133	1,667	—	—	1,667
Issuance of common stock upon cashless exercise of warrants	—	—	348,228	—	—	—	—
Repurchase of Series A Preferred Stock	(2,155,715)	(5,081)	—	—	(5,267)	—	(5,267)
Repurchase of common stock	—	—	(7,490,900)	(35,571)	—	—	(35,571)
Cancellation of unvested restricted stock	—	—	(145,809)	—	—	—	—
Cancellation of shares related to tax liability	—	—	(5,077)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	—	—	4,932	—	—	4,932
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	—	—	215	215
Net income	—	—	—	—	40,532	—	40,532

Total comprehensive income	—	—	—	—	—	—	40,747

Balances at December 31, 2008	—	—	65,970,653	84,028	(16,405)	269	67,892
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	—	—	3,066	—	—	3,066
Issuance of common stock pursuant to employee stock purchase plan	—	—	145,488	548	—	—	548
Issuance of common stock upon exercise of stock options	—	—	569,631	454	—	—	454
Repurchase of common stock	—	—	(4,866,600)	(21,086)	—	—	(21,086)
Cancellation of unvested restricted stock	—	—	(87,487)	—	—	—	—
Cancellation of shares related to tax liability	—	—	(5,076)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	—	—	783	—	—	783
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	—	—	(283)	(283)
Net income	—	—	—	—	26,629	—	26,629

Total comprehensive income	—	—	—	—	—	—	26,346

Balances at December 31, 2009	—	$—	61,726,609	$67,793	$10,224	$(14)	$78,003

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows From Operating Activities
Net income	$26,629	$40,532	$37,586
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,066	4,119	1,811
Deferred income taxes	(290)	4,649	(15,922)
Amortization of investments	181	(456)	(387)
Depreciation and amortization	480	503	498
Gain on sale of product rights	(225)	(75)	(448)
Loss on disposal of equipment	—	—	12
Income tax benefit realized from share-based compensation plans	783	4,932	—
Excess tax benefit from share-based compensation plans	(743)	(4,841)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,415)	13,221	(21,856)
Inventories	(919)	(94)	600
Prepaid income taxes	3,316	(3,316)	—
Prepaid expenses and other current assets	(61)	(323)	33
Accounts payable	8,619	2,525	(377)
Accrued compensation	244	(49)	926
Sales-related reserves	3,097	3,649	5,392
Income taxes payable	477	(1,330)	1,330
Other accrued liabilities	49	210	971
Other non-current liabilities	(303)	(347)	(103)

Net cash provided by operating activities	39,985	63,509	10,066

Cash Flows From Investing Activities
Acquisition of purchased technology	—	—	(300)
Purchase of short-term investments	(61,557)	(69,613)	(27,995)
Proceeds from the sale and maturities of short-term investments	73,375	42,388	16,650
Purchase of property, equipment and leasehold improvements	(140)	(133)	(69)
Net proceeds from sale of product rights	225	75	448
Changes in deposits and other assets	—	34	(22)

Net cash provided by (used in) investing activities	11,903	(27,249)	(11,288)

Cash Flows From Financing Activities
Issuance of common stock and warrants	1,002	2,161	1,224
Repurchase of Series A preferred stock	—	(10,348)	—
Repurchase of common stock	(21,086)	(35,571)	—
Excess tax benefit from share-based compensation plans	743	4,841	—

Net cash provided by (used in) financing activities	(19,341)	(38,917)	1,224

Increase (decrease) in cash and cash equivalents	32,547	(2,657)	2
Cash and cash equivalents at beginning of year	13,282	15,939	15,937

Cash and cash equivalents at end of year	$45,829	$13,282	$15,939

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5	$4	$—

Cash paid for income taxes	$11,317	$13,232	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Questcor Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company focused on diseases and disorders for which there is significant unmet medical need. The Company’s primary drug is H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of a variety of diseases and disorders. Since 2007, the Company has sought to identify diseases and disorders in which the use of Acthar could improve patient outcomes. Among the many indications for which it is approved, Acthar is approved for the treatment of exacerbations associated with multiple sclerosis (“MS”) and, in 2008, the Company identified a subset of the MS patient population who do not respond to the standard therapies for MS exacerbations as potential candidates for Acthar. In 2009, the Company significantly expanded its sales force dedicated to the MS market and has experienced strong sales growth in this market. Acthar is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not approved for the treatment of either disorder. While the Company does not promote Acthar for the treatment of IS, a significant percentage of its net sales is derived from the treatment of this disorder. Acthar is approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome (“NS”) without uremia of the idiopathic type or that due to lupus erythamatosus.” NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. During the fourth quarter of 2009, the Company generated a modest amount of net sales as a result of physicians writing prescriptions for Acthar to treat NS, and it is working to generate more clinical data to further support the effectiveness of Acthar in the treatment of this disorder. From time to time the Company receives prescriptions for Acthar for other conditions. The Company is also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. The Company also markets Doral® (quazepam), which is indicated for the treatment of insomnia. The Company acquired the rights to Doral in the United States in May 2006.

The Company announced its Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best ensure financial viability and continued availability of Acthar, establish support programs to benefit Acthar patients, advance its product development programs and ensure that the Company became economically viable. Since the adoption of the strategy, the Company has expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and has established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. The Company continues to support the Acthar patient assistance programs, administered by the National Organization for Rare Disorders (“NORD”). In addition to the free drug program, significant financial support continues to be provided to needy patients through NORD’s co-pay assistance programs that the Company sponsors. The Company has been working closely with the neurology community to identify promising new research projects for which it can provide needed financial support. The Company is providing support to leading researchers in their efforts to better understand the underlying disease processes that cause infantile spasms, a subject for which there has been little research funding in recent decades, as well as to better understand the drug’s mechanisms of action.

Acthar is currently approved in the U.S. for the treatment of MS exacerbations, nephrotic syndrome and many other conditions. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In December 2009, the Company’s New Drug Application (“sNDA”) to add the treatment of infantile spasms to the Acthar label was accepted for filing by the U.S. Food and Drug Administration (“FDA”). The FDA set the user fee goal date, also known as the PDUFA date, for action on the filing of June 11, 2010 for this sNDA. There can be no assurance that this date will be met or that the sNDA will be approved. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if the Company is successful in obtaining FDA approval for the IS indication, the

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes it will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (“ACTH”) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar. However, it is unclear what impact the potential approval of the Company’s sNDA may have, as Acthar is already used in the treatment of IS.

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

Significant Accounting Policies

Principles of Consolidation

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. The Company classifies available-for-sale debt instruments with maturities at the date of purchase of greater than three months as short-term investments.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If the decline in value is deemed to be other-than-temporary and the Company intends to sell such securities before their full cost can be recovered, such securities are written down to fair value and the loss is charged to net realized losses on investments. There is significant judgment in the determination of when an other-than-temporary decline in value has occurred. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of December 31, 2009, none of the Company’s investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the years ended December 31, 2009, 2008 and 2007. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, are included in the accompanying Consolidated Statements of Income, in Other Income.

Concentration of Risk

Financial instruments which subject the Company to potential credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its cash in high credit quality government and corporate debt instruments and believes the financial risks associated with these instruments are minimal. The Company does not invest in auction rate securities. The Company extends credit to its customers, primarily large drug wholesalers and distributors. During July 2007, the Company began utilizing CuraScript SD, a third party specialty distributor, to store and distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript SD. The Company has not experienced significant credit losses on its customer accounts. The relative share of the Company’s accounts receivable and gross product sales are as follows:

	December 31,
% of Accounts Receivable	2009	2008

CuraScript	99%	99%
Other customers	1%	1%

	100%	100%

	Years Ended December 31,
% of Gross Product Sales	2009	2008	2007

CuraScript	99%	99%	80%
Wholesaler A	—%	—%	7%
Wholesaler B	—%	—%	6%
Wholesaler C	—%	—%	3%
Other customers	1%	1%	4%

	100%	100%	100%

The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. All of the Company’s manufacturers are sole-source manufacturers and no alternative suppliers exist.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out or FIFO basis. Reserves for excess and obsolete inventories are provided for on a product-by-product basis, based upon the expiration date of products, inventory levels in relation to forecasted sales volume, and historical demand for the products. During the third quarter of 2009, a manufactured lot of Acthar did not meet specifications. As a result, the Company recorded a charge of approximately $540,000 related to that manufactured lot.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value

On January 1, 2008, the Company adopted Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157). Adoption of the provisions of this standard did not have a material effect on the Company’s consolidated financial position. The Company’s cash equivalents and short-term available-for-sale investments are carried at fair value and the Company makes estimates regarding the valuation of these assets measured at fair value in preparing its consolidated financial statements (see Note 5 — Investments, for fair value disclosures).

Revenue Recognition

Product sales are recognized upon shipment of product, provided the title to the product and the risk of loss has been transferred at the point of shipment to the customer. If the title to the product and risk of loss transfers at the point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. The Company’s reported sales are net of estimated reserves for Medicaid rebates, other government program rebates and chargebacks and co-pay assistance programs. The Company estimates reserves for Medicaid rebates to all states for products dispensed to patients covered by Medicaid and for government chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations, including Tricare and the Veterans Administration. The Company estimates its reserves by utilizing historical information and data obtained from external sources.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of the Company’s reserves for Medicaid rebates, other government program rebates and chargebacks. The Company believes that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, the Company’s Medicaid rebates and other government program rebates and chargebacks could differ significantly from its estimates because the Company’s analysis of product shipments, prescription trends, the amount of product in the distribution channel, and its interpretation of the Medicaid statute and regulations may not be accurate. If actual Medicaid rebates and other government program rebates and chargebacks are significantly different from the Company’s estimates, such differences would be accounted for in the period in which they become known. During the quarter ended September 30, 2009, the Company received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage, and the Company increased its rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. Historically, actual amounts have been generally consistent with the Company’s estimates.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company supplies replacement product to CuraScript SD on product returned between one month prior to expiration and three months post expiration. Returns from product lots will be exchanged for replacement product, and estimated costs for such exchanges, which include actual product material costs and related shipping charges, are included in cost of sales. Product returns have been insignificant since the Company began utilizing the services of CuraScript SD to distribute Acthar.

Sales Reserves

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

b) In order to assess current and future rates of Medicaid utilization, the Company analyzes inventory levels and patient prescription data received from a third party, CuraScript SP, and claims-level detail received from state Medicaid agencies.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the implementation of the Company’s current pricing strategy for Acthar, coupled with clarifications of the statute in July 2007 by program administrators, the Company initiated an extensive review of the Medicaid statute and regulations. After such review and consultation with its regulatory legal counsel, the Company prospectively modified how it determines its rebate amount per unit to conform with the statute. The modification was implemented in August 2007 and communicated to the program administrators in September 2007. The modification increased net sales and net income applicable to common shareholders by $6.9 million, or $0.10 per diluted share, for the year ended December 31, 2007. This sales and income benefit ended during the fourth quarter of 2007.

Certain other government-supported entities such as the Veterans Administration and Department of Defense are permitted to purchase the Company’s products for a nominal amount from wholesalers and CuraScript SD. The wholesalers and CuraScript SD charge the significant discount back to the Company and reduce subsequent payment to the Company by the amount of the approved chargeback. The chargeback approximates the Company’s sales price to its customers. As a result, the Company recognizes nominal, if any, net sales on shipments to these entities that qualify for the government chargeback. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of the Company’s customers. In estimating the government chargeback reserve as of the end of a period, the Company estimates the amount of chargebacks in its customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by its largest customers. Chargebacks are generally applied by customers against their payments to the Company approximately 30 to 45 days after the customers have provided appropriate documentation to confirm their sale to a qualified government-supported entity.

The Company established a reserve for rebates related to a health coverage program called Tricare. On March 17, 2009, the Department of Defense issued final regulations under the Fiscal Year 2008 National Defense Authorization Act which interpreted such Act to expand Tricare to include prescription drugs dispensed by Tricare retail network pharmacies. The Company’s Tricare rebate reserve reflects this program expansion and is based on estimated Department of Defense eligible sales multiplied by the Tricare rebate formula.

At December 31, 2009 and 2008, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2009	2008

Medicaid rebates	$11,070	$11,406
Government chargebacks	322	164
Tricare rebates	3,530	—
Product returns — credit memoranda policy	—	218
Product returns — product replacement policy	—	37

	$14,922	$11,825

Shipping and Handling Costs

Shipping and handling costs are included in Cost of Sales in the accompanying Consolidated Statements of Income.

Research and Development

The costs included in research and development relate primarily to costs associated with the Company’s resubmission of its Acthar sNDA for IS to the FDA, the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance activities. Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

Net Income Per Share Applicable to Common Shareholders

The Company calculates net income per share applicable to common shareholders in accordance with ASC 260, Earnings Per Share (formerly Statement of Financial Accounting Standards No. 128, Earnings per Share and Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method Under SFAS 128). ASC 260 requires the presentation of “basic” net income per share and “diluted” net income per share. Basic net income per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. The Company’s Series A Preferred Stock was a participating security for periods prior to its repurchase on February 19, 2008 (see Note 10 — Preferred Stock and Shareholders’ Equity). As a result, the Company allocated a portion of net income for the year ended December 31, 2007 to its Series A Preferred Stock on a pro rata basis. Net income allocated to the Series A Preferred Stock is excluded from the calculation of basic net income per share applicable to common shareholders. For basic net income per share applicable to common shareholders, net income applicable to common shareholders is divided by the weighted average common shares outstanding during the period. Diluted net income per share applicable to common shareholders gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the years ended December 31, 2009, 2008 and 2007 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2009	2008	2007

Net income applicable to common shareholders	$26,629	$35,265	$36,449

Shares used in computing net income per share applicable to common shareholders:
Basic	64,196	67,761	69,131
Effect of dilutive potential common shares:
Stock options	2,050	3,434	1,660
Restricted stock	11	19	6
Warrants and placement agent unit options	—	136	118

Diluted	66,257	71,350	70,915

Net income per share applicable to common shareholders:
Basic	$0.41	$0.52	$0.53

Diluted	$0.40	$0.49	$0.51

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the years ended December 31, 2009, 2008 and 2007 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2009	2008	2007

Stock options	2,548	1,093	3,851
Restricted stock	—	197	53
Series A Preferred Stock	—	294	2,156
Warrants and placement agent unit options	—	—	270

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Stock Compensation (formerly Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment), using the modified-prospective transition method. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital (“APIC”) pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The Company estimated the expected term of stock options granted for the years ended December 31, 2009 and 2008 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. The estimated expected term of stock options granted for the year ended December 31, 2007 was based on the simplified method provided in Staff Accounting Bulletin No. 107. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the Company’s share-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company’s non-cash share-based compensation expense related to employees and non-employee members of the Company’s board of directors totaled $3.0 million, $3.9 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Compensation expense for options granted to non-employees is determined in accordance with ASC 718, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

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

The Company regularly assesses the likelihood that it will be able to recover its deferred tax assets, which is ultimately dependent on the Company generating future taxable income. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not considered “more likely than not” that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Changes in the valuation allowance based on the Company’s assessment will result in an income tax benefit if the valuation allowance is decreased and an income tax expense if the valuation allowance is increased. Based on taxable income for 2007, cumulative taxable income for the three most recent years, and anticipated taxable income for 2008, the Company reversed the valuation allowance for deferred tax assets in 2007 that the Company believed would be recovered based on anticipated taxable income in 2008. In 2008, the Company reversed the remaining valuation allowance for deferred tax assets that the Company believed would be recovered based on anticipated taxable income in 2009 and future years. These reversals resulted in an income tax benefit of $15.9 million in 2007 and $5.2 million in 2008 which reduced the Company’s income tax expense. Any changes in the valuation allowance based upon the Company’s future assessment will result in an income tax expense if the valuation allowance is increased.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which is now codified as part of ASC 740, Income Taxes. Implementation of this update resulted in the Company reversing certain fully deferred tax assets totaling $922,000 and the related valuation allowance (see Note 11 — Income Taxes).

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income), establishes standards for the reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company provides the required disclosure in the accompanying Consolidated Statements of Preferred Stock and Shareholders’ Equity.

Segment Information

The Company has determined that it operates in one business segment.

For the years ended December 31, 2009, 2008 and 2007 all net sales were in the neurology therapeutic area.

Subsequent Events

The Company has evaluated events that have occurred after December 31, 2009 and through the date that the financial statements are issued.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In February 2010, the FASB issued Accounting Standards Update 2010-09 (“ASU 2010-09”), Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 is effective for the Company for the quarter ended March 31, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codificationtm as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the quarter ended September 30, 2009.

In May 2009, the FASB issued an accounting standard codified in ASC 855, Subsequent Events (formerly SFAS No. 165) which provides guidance on management’s assessment of subsequent events. ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. ASC 855 did not significantly change practice because it includes guidance which is similar to that in AU Section 560, with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. The Company adopted ASC 855 effective June 30, 2009.

In April 2009, the FASB issued an accounting standard codified in ASC 320, Investments-Debt and Equity Securities (formerly FASB Staff Position (FSP) 115-2 and FSP 124-2). ASC 320 provides greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. ASC 320 applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of ASC 320, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. ASC 320 was effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 320 did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures (formerly FSP 157-4). ASC 820 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. ASC 820 was effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 820 did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued an accounting standard codified in ASC 825, Financial Instruments (formerly FSP 107-1 and APB 28-1). ASC 825 requires disclosures about fair value of financial instruments for interim

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 was effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 825 did not have an impact on the Company’s consolidated financial position and results of operations.

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

In November 2007, the EITF issued an accounting standard codified in ASC 808, Collaborative Arrangements (formerly EITF 07-1). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. ASC 808 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of ASC 808 did not have an impact on the Company’s consolidated financial position and results of operations.

2.	Sale of Product Rights

In June 2008, the Company divested a non-core development stage product. Under the terms of the agreement, the Company may receive a royalty on product sales as well as future payments based on the achievement of certain clinical and commercial goals. The Company recorded a total gain from this sale of $150,000 which is included in Gain on Sale of Product Rights in the accompanying Consolidated Statements of Income for the years ended December 31, 2009 and 2008.

In June 2007, the Company divested its non-core development stage product Emitasol (nasal metoclopramide). Under the terms of the agreement, the Company may receive a royalty on product sales of Emitasol as well as future payments based on the achievement of certain clinical and commercial goals. The Company recorded a total gain from this sale of $598,000 which is included in Gain on Sale of Product Rights in the Consolidated Statements of Income for the years ended December 31, 2009 and 2007.

3.	Product Development

In November 2006, the Company initiated a clinical development program under its IND application with the FDA for QSC-001, a unique orally disintegrating tablet formulation of hydrocodone bitartrate and acetaminophen for the treatment of moderate to moderately severe pain in patients with swallowing difficulties. QSC-001 is being formulated by Eurand, a specialty pharmaceutical company that develops, manufactures and commercializes enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. QSC-001 would utilize Eurand’s proprietary Microcaps® taste-masking and AdvaTabtm ODT technologies. The Company owns the world-wide rights to commercialize QSC-001 and Eurand would exclusively supply the product and receive a royalty on product sales. The Company would be obligated to make milestone payments totaling up to

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.3 million upon the achievement of certain development milestones. Through December 31, 2009, no milestone payments have been made. During the third quarter of 2008, the Company completed formulation development of QSC-001. The Company is currently seeking a partner to complete development of this product so that the Company’s research and development resources can be focused on pursuing the potential growth opportunities for Acthar that have been identified.

4.	Product Acquisitions

In May 2006, the Company purchased the rights in the United States to Doral from MedPointe Healthcare Inc (now Meda Pharmaceuticals) pursuant to an Assignment and Assumption Agreement (“Agreement”). Doral is a commercial product indicated for the treatment of insomnia. The Company made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to the Company’s receipt of written notification from the FDA of the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, the Company acquired the finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc. (“IVAX”) on net sales of Doral. In January 2007, the Company made a cash payment of $300,000 to IVAX to eliminate the royalty obligation. Meda Pharmaceuticals was obligated for all product returns, Medicaid rebates, and chargebacks on sales of Doral prior to the closing date. The Company entered into a separate supply agreement with Meda Pharmaceuticals to supply Doral. The Company commenced shipments in late May 2006. The Company accounted for the Doral product acquisition as an asset purchase and allocated the purchase price based on the fair value of the assets acquired. The Company attributed $4.4 million, which included acquisition costs of $129,000 and the $300,000 payment to eliminate the royalty obligation, to purchased technology, and $42,000 to inventory. Purchased technology is being amortized on a straight-line basis over fifteen years, the expected life of the Doral product rights.

5.	Investments

A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2009	Cost	Gain	(Loss)	Fair Value

Cash equivalents	$34,445	$—	$—	$34,445

Short-term investments:
Certificates of deposit	$5,360	$—	$(7)	$5,353
Government-sponsored enterprises	14,066	3	(45)	14,024
Municipal bonds	10,474	40	(13)	10,501

	$29,900	$43	$(65)	$29,878

December 31, 2008
Cash equivalents	$10,293	$—	$—	$10,293

Short-term investments:
Commercial paper	$7,830	$59	$—	$7,889
Government-sponsored enterprises	30,309	210	—	30,519
Municipal bonds	3,762	—	(1)	3,761

	$41,901	$269	$(1)	$42,169

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated Fair
	Cost	Value

Due in one year or less	$20,602	$20,632
Due after one through two years	9,298	9,246

Total available-for-sale securities	$29,900	$29,878

The net realized gains on sales of available-for-sale investments were not significant for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, the average contractual maturity of the Company’s short-term investments was approximately thirteen months.

Fair Value

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157). ASC 820 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. ASC 820 does not significantly change the Company’s previous practice with regard to asset valuation. The ASC 820 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted market prices in active markets; (Level 2) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable debt securities at fair value. The Company’s fair market value measurements utilize either quoted prices in active markets (“Level 1”) or prices using readily observable inputs (“Level 2”) for all its short-term investments, and as a result are valued at either the Level 1 or Level 2 fair value hierarchy as defined in ASC 820.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at December 31, 2009 (in thousands):

	Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$34,445	$34,445	$—	$—
Certificates of deposit	5,353	—	5,353	—
Government-sponsored enterprises	14,024	—	14,024	—
Municipal bonds	10,501	—	10,501	—

Total	$64,323	$34,445	$29,878	$—

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

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on the Company’s results of operations or shareholders’ equity.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2009	2008

Raw materials	$2,921	$2,056
Finished goods	457	432
Less allowance for excess and obsolete inventories	—	(29)

	$3,378	$2,459

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008

Laboratory equipment	$8	$8
Manufacturing equipment	680	666
Office equipment, furniture and fixtures	1,282	1,155
Leasehold improvements	408	408

	2,378	2,237
Less accumulated depreciation and amortization	(1,971)	(1,787)

	$407	$450

Depreciation and amortization expense for property and equipment totaled $183,000, $205,000 and $200,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

8.	Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	December 31,
	2009	2008

Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,014)	(717)

	$3,372	$3,669

Purchased technology at December 31, 2009 and 2008 consists of the Company’s acquisition costs for Doral (see Note 4 — Product Acquisitions). Amortization expense for purchased technology totaled $297,000, $298,000 and $298,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill consists of the following (in thousands):

	December 31,
	2009	2008

Goodwill	$1,023	$1,023
Less accumulated amortization	(724)	(724)

	$299	$299

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 350, Intangibles — Goodwill and Other (formerly SFAS No. 14), the Company reviews goodwill on an annual basis for impairment. The fair value is compared to the carrying value of the Company’s net assets including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. As of December 31, 2009 and 2008, the Company determined that goodwill was not impaired. The Company will continue to monitor the carrying value of the remaining goodwill through the annual impairment test.

9.	Indemnifications, Commitments and Contingencies

Indemnifications

The Company, as permitted under California law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2009 and 2008.

Employment Agreements

The Company has entered into employment agreements with its corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Leases

The Company leases office facilities under various operating lease agreements, with remaining terms that extend to November 2012. The Company has also entered into automobile and office equipment leases, with remaining terms that extend to November 2012. Minimum future obligations under the leases as of December 31, 2009 are as follows (in thousands):

	Union City,	Hayward,	Columbia,		Automobile
	CA	CA	MD		and Office	Operating
	Office	Office	Office	Sublease	Equipment	Leases
Year Ending December 31,	Lease	Lease	Lease	Income	Leases	Total

2010	$616	$870	$47	$(410)	$395	$1,518
2011	155	902	24	(397)	296	980
2012	—	816	—	(375)	95	536
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—

	$771	$2,588	$71	$(1,182)	$786	$3,034

In July 2000, the Company entered into an agreement to sublease 15,000 square feet of laboratory and office space including subleasing its laboratory equipment at its 30,000 square foot Hayward, California facility. Due to the termination of the Company’s then existing drug discovery programs, the space and equipment were no longer needed. In May 2001, the sublessee of the Hayward facility subleased and fully occupied the entire 30,000 square foot facility after the Company relocated to its current facility in Union City, California. The sublease expired in July 2006. The Company’s master lease on the Hayward facility expires in November 2012. The Company has the ultimate obligation under the master lease for the Hayward facility. The Company determined that there was no loss associated with the Hayward facility when it initially subleased the space as the Company expected cash inflows

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the sublease to exceed its rent cost over the term of the master lease. However, the Company reevaluated this in 2005 when the sublessee notified the Company that it would not be renewing the sublease beyond July 2006. As a result, the Company computed a loss on the sublease in the fourth quarter of 2005 in accordance with ASC 840, Leases (formerly Financial Interpretation No. 27: Accounting for a Loss on a Sublease, an interpretation of FASB 13 and APB Opinion No. 30 and FASB Technical Bulletin 79-15, Accounting for the Loss on a Sublease Not Involving the Disposal of a Segment).

The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The Company is also required to recognize an on-going accretion expense representing the difference between the undiscounted net cash flows and the discounted net cash flows over the remaining term of the Hayward master lease using the interest method. The accretion amount represents an on-going adjustment to the estimated liability. The Company reviews the assumptions used in determining the estimated liability quarterly and revises its estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, the Company subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 the Company subleased the remaining 25,000 square feet through the remainder of the term of the master lease. The 5,000 square foot sublease is being leased on a month-to-month basis subsequent to April 2009. These subleases cover a portion of the Company’s lease commitment and all of its insurance, taxes and common area maintenance. As of December 31, 2009, the Company is obligated to pay rent on the Hayward facility of $2.6 million over the remaining term of the master lease. The Company anticipates that it will receive approximately $1.2 million in sublease income to be used to pay a portion of its Hayward facility obligation. The on-going accretion expense and any revisions to the liability are recorded in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2009, 2008 and 2007, the Company recognized total expense of $193,000, $138,000 and $1.0 million, respectively, related to the Hayward facility. As of December 31, 2009 and 2008, the estimated liability related to the Hayward facility totaled $980,000 and $1.2 million, respectively, and is included in Lease Termination Liabilities in the accompanying Consolidated Balance Sheets.

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

In November 2009, the Company assumed a sublease providing 2,000 square feet of office space in Columbia, Maryland for its Regulatory and Product Development departments.

Rent expense for facility, equipment and automobile leases totaled $1.1 million, $705,000 and $954,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.

On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with that office’s investigation into the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with that office’s investigation, under New York’s antitrust statute and Federal antitrust statutes, of the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar. The Company has provided

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

documents and information to the Attorneys General of Missouri and New York, and will continue to cooperate with these offices if called upon to do so.

Management is not currently aware of any claims or other legal matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Commitments

The Company has an agreement with BioVectra dcl to produce the active pharmaceutical ingredient used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar active pharmaceutical ingredient during the term. The agreement terminated on December 31, 2007 and was extended in January 2008 through December 2010. At December 31, 2009, the Company’s remaining commitment under the amended agreement is $150,000.

10.	Preferred Stock and Shareholders’ Equity

Preferred Stock

Pursuant to its Amended and Restated Articles of Incorporation (“Articles of Incorporation”), the Company is authorized to issue up to 7,500,000 shares of Preferred Stock in one or more series. The Articles of Incorporation authorize the issuance of Preferred Stock in classes and the board of directors may designate and determine the voting rights, redemption rights, conversion rights and other rights relating to such class of Preferred Stock, and to issue such stock in either public or private transactions. As of December 31, 2008, the Company no longer had any shares of Series A Preferred Stock outstanding. As of December 31, 2007, the Company had outstanding 2,155,715 shares of Series A Preferred Stock that were held by Shire Pharmaceuticals Ltd. (“Shire”). On February 19, 2008, the Company completed the repurchase of the outstanding 2,155,715 shares of Series A Preferred Stock from Shire for cash consideration of $10.3 million or $4.80 per share, the same price per preferred share as the closing price per share of the Company’s common stock on February 19, 2008. The Series A Preferred Stock had a carrying value of $5.1 million. The $5.2 million difference between the $10.3 million repurchase payment and the $5.1 million balance sheet carrying value was accounted for as a deemed dividend and reduced the Company’s net income in the determination of net income applicable to common shareholders in the accompanying Consolidated Statement of Income for the year ended December 31, 2008. During the year ended December 31, 2007 the Company allocated $1.1 million of undistributed earnings to Series A Preferred Stock. The amount represented an allocation of a portion of the Company’s net income for the year ended December 31, 2007 to the Series A Preferred Stock for purposes of determining net income applicable to common shareholders. This was an accounting allocation only based on relative share holdings and was not an actual distribution or obligation to distribute a portion of the Company’s net income to the Series A preferred stockholder.

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

On February 29, 2008, the Company’s board of directors approved a stock repurchase program that provides for the repurchase of up to 7 million of its common shares. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accordance with all applicable laws, rules and regulations. Through December 31, 2009, the Company had repurchased 8.4 million common shares under its stock repurchase program for $36.7 million, at an average price of $4.39 per share. In addition, the Company completed two repurchases outside of its stock repurchase program. On August 13, 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and on September 3, 2008, the Company completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share.

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

Warrants Outstanding

The Company had no warrants outstanding at December 31, 2009.

Equity Incentive Plans and Share-Based Compensation Expense

The Company had the following share-based equity incentive plans during the years ended December 31, 2009, 2008 and 2007: the 2006 Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of the Company’s board of directors, and consultants; the 1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of the Company’s board of directors, and consultants; the 2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of the Company’s board of directors; and an Employee Stock Purchase Plan that allows employee participants to purchase the Company’s common stock at a discount from the fair value of the Company’s common stock. These plans are more fully described below.

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

The Employee Stock Purchase Plan (“ESPP”) provides for eligible employees to make payroll deductions of 1% to 15% of their earnings to purchase the Company’s common stock during an offering period. The purchase price of the common stock is the lesser of (i) 85% of the fair market value of the common stock on the offering date and (ii) 85% of the fair market value of the common stock on a purchase date within the offering period. Purchase dates are February 28, May 31, August 31, and November 30. Effective with new offerings in 2006 through the offering that ended August 31, 2008, an offering period had a term of twelve months, subject to a reset feature designated under the ESPP. Under the reset feature, if the fair market value of the Company’s common stock on a purchase date during the offering period is lower than the fair market value on the offering date of that same offering period, the offering period will be automatically terminated following the purchase of shares on the purchase date and a new offering period will commence on the next day after the purchase date. Prior to 2006, an offering period was twenty-four months, subject to the reset feature. In May 2006, the Company’s shareholders approved an amendment to the ESPP to increase the total number of shares authorized for issuance from 900,000 shares to 2,400,000 shares. On February 29, 2008, the Company’s board of directors approved a reduction in the offering period of the ESPP from 12 months to 3 months effective with the offering period that began on September 1, 2008, eliminated the ability of plan participants to increase their contribution levels during an offering period and authorized the addition of 500,000 shares to the ESPP. In addition, the Company’s board of directors approved an amendment on April 16, 2008, to permanently reduce the maximum offering period available from 27 months to 6 months and to permanently remove the ability of ESPP participants to increase their contributions during an offering period. These amendments to the ESPP were approved by the Company’s board of directors on February 29, 2008 and April 16, 2008, and by its shareholders at the Company’s 2008 annual meeting. These plan changes to the ESPP were effective with the offering period that began on September 1, 2008.

As described in Note 1, effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 using the modified-prospective transition method. Under that transition method, share-based compensation cost related to employees and non-employee members of the Company’s board of directors for the years ended December 31, 2009, 2008 and 2007 includes the following: (a) compensation cost related to share-based payments granted to employees and non-employee members of the board of directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718 and (b) compensation cost for share-based payments granted to employees and non-employee members of the board of directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the accompanying Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007 as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of sales	$—	$—	$5
Selling, general and administrative	2,418	3,351	1,488
Research and development	623	590	322

Total share-based compensation expense	3,041	3,941	1,815
Tax benefit related to share-based compensation expense	(641)	(483)	—

Net effect on net income	$2,400	$3,458	$1,815

Share-based compensation cost related to employees and non-employee members of the board of directors is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. The

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-vesting forfeiture rate was estimated based on historical data. As of December 31, 2009, $5.6 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2009, $44,000 of total unrecognized compensation cost related to the Company’s ESPP is expected to be recognized through February 2010, which represents the end of the current offering period. Prior to 2008, no tax benefit was recognized related to share-based compensation expense since the Company had a history of net operating losses.

The fair value of stock options awarded to employees and non-employee members of the Company’s board of directors included in the total share-based compensation expense recorded by the Company for the years ended December 31, 2009, 2008 and 2007 was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term for the years ended December 31, 2009 and 2008 was based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. The expected term for the year ended December 31, 2007 was estimated using the simplified method described in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Years Ended December 31,
	2009	2008	2007

Expected volatility	81-84%	84-86%	82-86%
Weighted average volatility	83%	86%	85%
Risk-free interest rate	1.9-2.2%	1.3-3.2%	3.6-4.9%
Expected term (in years)	4.3	4.2-4.4	6.25
Expected dividend yield	—	—	—

The fair value of the option element related to employees’ purchases under the Employee Stock Purchase Plan included in the total share-based compensation expense recorded by the Company for the years ended December 31, 2009, 2008 and 2007 was estimated using the Black-Scholes option valuation model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents the life of the option element. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future.

	Years Ended December 31,
	2009	2008	2007

Expected volatility	62-79%	68-81%	65-151%
Weighted average volatility	71%	79%	133%
Risk-free interest rate	0.1-0.3%	1.0-2.8%	3.2-5.0%
Expected term (in years)	0.25	0.30-0.74	0.25-1.0
Expected dividend yield	—	—	—

The weighted-average grant-date fair value of the stock options granted to employees and non-employee members of the Company’s board of directors during the years ended December 31, 2009, 2008 and 2007 was $3.43, $3.42 and $0.82, respectively. The weighted average fair value of each option element under the Company’s ESPP was $1.78, $3.52 and $1.09 for the years ended December 31, 2009, 2008 and 2007, respectively.

Net cash proceeds from the exercise of stock options were $454,000, $1.7 million and $833,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash proceeds from the issuance of common stock under the ESPP totaled $548,000, $494,000 and $263,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Shares issued through the ESPP totaled 145,488, 803,616 and 401,025 during the years ended

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007, respectively. The Company distributes newly issued shares in exchange for the net cash proceeds when stock options are exercised and shares are purchased under the ESPP. The Company has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

The following table summarizes stock option activity under the stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Stock	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Outstanding at December 31, 2006	8,179,315	$0.86	8.02	$5,416
Granted	2,379,250	1.09
Exercised	(821,510)	1.00
Forfeited or expired	(4,134,630)	0.90

Outstanding at December 31, 2007	5,602,425	$0.92	7.70	$27,365
Granted	1,634,500	5.27
Exercised	(2,109,133)	0.81
Forfeited or expired	(35,240)	3.50

Outstanding at December 31, 2008	5,092,552	$2.34	7.56	$35,491
Granted	1,517,500	5.45
Exercised	(569,631)	.82
Forfeited or expired	(551,099)	2.33

Outstanding at December 31, 2009	5,489,322	$3.36	7.20	$10,141

Vested and exercisable at December 31, 2009	3,080,562	$2.19	6.01	$9,035

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2009, 2008 and 2007 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $2.6 million, $13.1 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2008 and 2007, options to purchase 2,382,017 shares and 3,096,865 shares, respectively, of common stock were exercisable.

The fair value of restricted stock is calculated under the intrinsic value method. A summary of restricted stock outstanding as of December 31, 2008 and changes during the year ended December 31, 2009 are as follows:

		Weighted-Average
	Restricted	Grant Date Fair
	Stock	Value

Nonvested shares at December 31, 2008	115,889	$4.26
Granted	—
Vested	(14,201)
Forfeited or expired	(87,487)

Nonvested shares at December 31, 2009	14,201	$1.69

During the years ended December 31, 2009 and 2008, there were no options granted to consultants. During the year ended December 2007, there were 11,000 options granted to consultants. These options are re-measured as

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they vest, using the Black-Scholes pricing model, and the resulting value is recognized as expense over the period the services are rendered. For the years ended December 31, 2009, 2008 and 2007 the Company recorded an increase (decrease) in compensation expense related to these options of $49,000, $205,000 and ($3,500), respectively.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2009

Outstanding stock options	5,489,322
Future grants under equity incentive award plans	5,061,728
Future sale under the employee stock purchase plan	413,887

10,964,937

11.	Income Taxes

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$14,102	$10,766	$590
State	1,690	2,783	740

	15,792	13,549	1,330

Deferred:
Federal	(813)	5,327	(14,129)
State	523	(678)	(1,793)

	(290)	4,649	(15,922)

Total income tax expense (benefit)	$15,502	$18,198	$(14,592)

For the years ended December 31, 2009 and 2008, the Company realized tax benefits from the exercise of non-qualified stock options and early dispositions of stock acquired by employees through the exercise of incentive stock options and purchases under the employee stock purchase plan. These tax benefits resulted from tax deductions, including amounts which were in excess of amounts previously recognized as expense (“excess tax benefits”). These tax benefits reduced current income taxes payable and deferred income taxes, and the excess tax benefits of $783,000 in 2009 and $4.9 million in 2008 were recorded as an increase in shareholders’ equity in the Company’s Consolidated Statement of Preferred Stock and Shareholders’ Equity. During the year ended December 31, 2007 the Company did not recognize any tax benefits related to stock option exercises and stock purchases, since these deductions did not reduce the Company’s taxes payable as a result of its net operating loss carryforwards.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the U.S. statutory tax rate and the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net	3.4	3.6	2.1
Change in valuation allowance	0.0	(8.8)	(101.0)
Other	(1.6)	1.2	0.4

Effective tax rate	36.8%	31.0%	(63.5)%

As a result of the Company’s positive earnings trend commencing in 2007 and continuing in 2008, and anticipated taxable income in future years, the Company reversed its valuation allowances for deferred tax assets by $15.9 million in 2007 and the remaining $5.2 million in 2008, and recorded a corresponding income tax benefit which reduced the Company’s income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes, as well as net operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$2,868	$4,913

Research and development credits	831	1,049
Sales-related reserves	5,577	4,585
Other, net	2,296	726

Total deferred tax assets	11,572	11,273
Valuation allowance	—	—

Net deferred taxes	$11,572	$11,273

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence, the Company believes that it is “more likely than not” that some or all of its deferred tax assets will not be realized. Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon the Company generating future taxable income. Changes in the valuation allowance based on the Company’s assessment will result in an income tax benefit if the valuation allowance is decreased, and an income tax expense if the allowance is increased. Based on taxable income for 2007, cumulative taxable income for the three most recent years and anticipated taxable income for 2008, the Company reversed the valuation allowance for deferred tax assets in 2007 that it believed would be recovered based on anticipated taxable income in 2008. In 2008, the Company reversed the remaining valuation allowance for deferred tax assets that it believed would be recovered based on anticipated taxable income in 2009 and future years. There was no change to the Company’s valuation allowance for the year ended December 31, 2009. The Company’s valuation allowance decreased by $5.2 million and $35.1 million for the years ended December 31, 2008 and 2007, respectively. The reduction in the valuation allowance for the year ended December 31, 2007 includes the reversal of $11.2 million in fully reserved deferred tax assets primarily related to federal net operating loss carryforwards that will not be available prior to their expiration as a result of federal ownership change limitations.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $7.7 million and $16.8 million, respectively, and federal and California research and development tax credits of $296,000 and

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$306,000, respectively. Federal net operating loss carryforwards totaling $7.7 million are subject to annual limitations and will be available from 2010 through 2018, as a result of federal ownership change limitations. Of this amount, $2.1 million of federal net operating loss carryforwards are available to reduce the Company’s 2010 taxable income.

The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2012 through 2018, if not utilized. Utilization of the Company’s net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2009. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2009 before utilization.

The Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which is now codified as part of ASC 740. As a result of implementing these provisions, the Company reversed certain fully reserved deferred tax assets related to uncertain tax benefits totaling $315,000 and the related valuation allowance. The Company increased its unrecognized tax benefits by $6,000 and $601,000 for the years ended December 31, 2009 and 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended
	December 31,
	2009	2008

Balance at beginning of year	$315	$315
Increase of unrecognized tax benefits taken in prior years	601	—
Increase of unrecognized tax benefits related to current year	6	—

Balance at end of year	$922	$315

The unrecognized tax benefits, if recognized in full, would reduce the Company’s income tax expense by $922,000 and result in adjustments to other tax accounts, primarily deferred taxes. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. Through 2008, the Company has not used the unrecognized tax benefits to reduce any of its past tax obligations. As a result, the Company had no accrual for the payment of interest and penalties related to the unrecognized tax benefits at January 1, 2007, nor was any amount of interest and penalties recognized during the years ended December 31, 2008 and 2007. At December 31, 2009 the Company has an accrual for interest and penalties for unrecognized tax benefits of $36,000. As of December 31, 2009, the Company’s tax returns were subject to future examination in the U.S. federal and various state tax jurisdictions for tax years 1994 through 2009, due to net operating losses that are being carried forward.

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

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2008, the Company completed a board-approved repurchase of 2,200,000 shares of its common stock from Chaumiere Consultadorio & Servicos SDC Unipessoal L.D.A., an entity owned by Paolo Cavazza and members of his family, for $10.9 million or $4.95 per share, and in September 2008, the Company completed a board-approved repurchase of an additional 1,800,000 shares of its common stock from Inverlochy Consultadorio & Servicos L.D.A., an entity owned by Claudio Cavazza, for $9.1 million or $5.06 per share. These repurchases were made outside of the Company’s stock repurchase program.

An immediate family member of the Company’s CEO provided certain consulting services to the Company during 2009. This individual was subsequently hired as an employee effective September 8, 2009. Total compensation for the year ended December 31, 2009 was $135,000. In accordance with the Company’s Related Party Transaction Policy, this transaction was approved by the disinterested members of the Company’s board of directors. In addition, an immediate family member of one of the Company’s Vice Presidents is a Senior Vice President for a company that provided certain consulting services to the Company totaling $134,000 for the year ended December 31, 2009.

13.	Defined Contribution Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. The plan allows for discretionary contributions by the Company. The Company did not match employee contributions during the years ended December 31, 2009 and 2008. The Company matched employee contributions according to specified formulas and contributed $59,000 for the year ended December 31, 2007.

14.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized gains and losses on available-for-sale securities (in thousands).

	Years Ended December 31,
	2009	2008	2007

Net income	$26,629	$40,532	$37,586
Net unrealized gain (loss) on available-for-sale securities	(283)	215	53

Comprehensive income	$26,346	$40,747	$37,639

15.	Shareholder Rights Plan

On February 11, 2003 the board of directors of the Company adopted a Shareholder Rights Plan, which was subsequently amended on September 9, 2005 and October 21, 2009. In connection with the Shareholder Rights Plan, the board of directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock, no par value per share (the “Common Shares”), of the Company outstanding at the close of business on February 21, 2003 (the “Record Date”). Each Right entitled the registered holder thereof,

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the Rights become exercisable and until February 10, 2013 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth (1/100th) of a share of Series C Junior Participating Preferred Stock, no par value per share (the “Preferred Shares”), at a price of $10 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments.

On October 20, 2009, in connection with the Company’s regular review of best practices in corporate governance, the Company’s board of directors unanimously voted to amend the Company’s shareholder rights plan to accelerate the final expiration date of the preferred stock purchase rights issued thereunder. The amendment had the effect of terminating the rights plan effective October 26, 2009.

QUESTCOR PHARMACEUTICALS, INC.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

		Additions/
	Balance at	(Deductions)	Deductions	Balance at
	Beginning	Charged to	and	End of
	of Period	Income	Write-Offs	Period
	(In thousands)

Reserves for uncollectible accounts
December 31, 2009	$62	$114	$99	$77
December 31, 2008	$57	$68	$63	$62
December 31, 2007	$55	$4	$2	$57
Reserves for cash discounts
December 31, 2009	$1	$13	$11	$3
December 31, 2008	$3	$17	$19	$1
December 31, 2007	$32	$227	$256	$3
Reserves for obsolete and excess inventories
December 31, 2009	$29	$614	$643	$—
December 31, 2008	$9	$20	$—	$29
December 31, 2007	$237	$307	$535	$9
Sales-related reserves
December 31, 2009	$11,825	$49,900	$46,803	$14,922
December 31, 2008	$8,176	$38,006	$34,357	$11,825
December 31, 2007	$2,784	$12,081	$6,689	$8,176

All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.
2	.2(17)	Assignment and Assumption Agreement by and between Questcor Pharmaceuticals, Inc. and Medpointe Inc., dated as of May 4, 2006.
3	.1(2)	Amended and Restated Articles of Incorporation of the Company.
3	.4(3)	Certificate of Determination of Series C Junior Participating Preferred Stock of the Company.
3	.5(27)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.
4	.2(4)	Convertible Debenture between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.1(5)	Forms of Incentive Stock Option and Non-statutory Stock Option.
10	.2(6)	1992 Employee Stock Option Plan, as amended.**
10	.3(7)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**
10	.5(8)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.6(8)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†
10	.7(9)	Stock Purchase Agreement dated July 31, 2001 between Registrant and Sigma-Tau Finance Holding S.A.
10	.13(4)	Securities Purchase Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.14(4)	Registration Rights Agreement between the Company and Defiante Farmaceutica Unipessoal Lda dated March 15, 2002.
10	.17(3)	Rights Agreement, dated as of February 11, 2003, between the Company and Computershare Trust Company, Inc.
10	.21(10)	Supply Agreement dated April 1, 2003 between the Company and BioVectra, dcl.
10	.27(11)	2004 Non-Employee Directors’ Equity Incentive Plan.**
10	.30(12)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**
10	.31(12)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**
10	.36(13)	First Amendment, dated as of September 9, 2005, to Rights Agreement dated as of February 11, 2003, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, Inc.
10	.40(14)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.
10	.44(15)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**
10	.45(16)	2006 Equity Incentive Award Plan.**
10	.46(18)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.47(18)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.48(18)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.
10	.58(19)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**
10	.63(19)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**
10	.65(20)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.
10	.66(21)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**
10	.68(22)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

Exhibit
Number		Description

10	.69(22)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.
10	.70(23)	Amended and Restated 2003 Employee Stock Purchase Plan.**
10	.72(24)	Stock Purchase Agreement, by and between the Company and Chaumiere Consultadoria & Servicos SDC Unipessoal L.D.A., dated August 13, 2008.
10	.73(25)	Stock Purchase Agreement, by and between the Company and Inverlochy Consultadoria & Servicos L.D.A., dated September 3, 2008.
10	.74(26)	Redemption Agreement, by and between the Company and Shire Pharmaceuticals, Inc., dated February 19, 2008.
10	.75(26)	Severance Letter Agreement between the Company and Gary M. Sawka dated September 10, 2008.**
10	.76(26)	Offer of Employment Letter Agreement between the Company and Gary M. Sawka dated September 9, 2008.**
10	.77(26)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**
10	.78(26)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**
10	.80(27)	Second Amendment, dated as of October 21, 2009, to the Rights Agreement, dated February 11, 2003, as amended September 9, 2005, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, N.A.
10	.81(27)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**
10	.82(27)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**
10	.83(28)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. Jason Zielonka, M.D., dated January 29, 2010.**
10	.84(28)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. Jason Zielonka, M.D., dated January 29, 2010.**
10	.85*	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†
23	.1*	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 14, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-85160, filed on March 28, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 10, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 13, 2005, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 19, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on April 10, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 10, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2008, and incorporated herein by reference

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 19, 2008, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 4, 2010, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.