Form 10-Q
period 2010-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2010-05-10
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2010 there were 62,045,374 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,428	$45,829
Short-term investments	38,599	29,878

Total cash, cash equivalents and short-term investments	78,027	75,707
Accounts receivable, net of allowance for doubtful accounts of $77 at March 31, 2010 and December 31, 2009	13,397	14,833
Inventories, net	3,350	3,378
Prepaid expenses and other current assets	1,150	1,162
Deferred tax assets	8,166	8,180

Total current assets	104,090	103,260
Property and equipment, net	483	407
Purchased technology, net	3,298	3,372
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	3,392	3,392

Total assets	$112,272	$111,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,653	$12,921
Accrued compensation	1,719	2,140
Sales-related reserves	13,502	14,922
Income taxes payable	3,919	477
Other accrued liabilities	907	1,751

Total current liabilities	23,700	32,211
Lease termination, deferred rent and other non-current liabilities	1,145	1,226

Total liabilities	24,845	33,437

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 62,040,454 and 61,726,609 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	69,342	67,793
Retained earnings	18,076	10,224
Accumulated other comprehensive income (loss)	9	(14)

Total shareholders’ equity	87,427	78,003

Total liabilities and shareholders’ equity	$112,272	$111,440

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$26,244	$23,298
Cost of sales (exclusive of amortization of purchased technology)	1,998	1,510

Gross profit	24,246	21,788
Operating expenses:
Selling, general and administrative	9,376	7,253
Research and development	2,747	2,456
Depreciation and amortization	125	118

Total operating expenses	12,248	9,827

Income from operations	11,998	11,961
Other income:
Interest and other income, net	96	268
Gain on sale of product rights	—	25

Total other income	96	293

Income before income taxes	12,094	12,254
Income tax expense	4,242	4,580

Net income	$7,852	$7,674

Net income per share:
Basic	$0.13	$0.12

Diluted	$0.12	$0.11

Shares used in computing net income per share:
Basic	61,893	65,498

Diluted	63,566	67,963

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$7,852	$7,674
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,029	1,045
Amortization of investments	147	(43)
Depreciation and amortization	125	118
Gain on sale of product rights	—	(25)
Changes in operating assets and liabilities:
Accounts receivable	1,436	1,565
Inventories	28	(28)
Prepaid income taxes	—	2,960
Prepaid expenses and other current assets	12	(118)
Accounts payable	(9,268)	1
Accrued compensation	(421)	(930)
Sales-related reserves	(1,420)	507
Income taxes payable	3,442	—
Other accrued liabilities	(844)	(550)
Other non-current liabilities	(81)	(78)

Net cash flows provided by operating activities	2,037	12,098

INVESTING ACTIVITIES
Purchase of property and equipment	(127)	(29)
Purchase of short-term investments	(10,831)	(24,193)
Proceeds from maturities of short-term investments	2,000	15,000
Net proceeds from sale of product rights	—	25

Net cash flows used in investing activities	(8,958)	(9,197)

FINANCING ACTIVITIES
Issuance of common stock, net	520	250
Repurchase of common stock	—	(6,772)

Net cash flows provided by (used in) financing activities	520	(6,522)

Decrease in cash and cash equivalents	(6,401)	(3,621)
Cash and cash equivalents at beginning of period	45,829	13,282

Cash and cash equivalents at end of period	$39,428	$9,661

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a pharmaceutical company focused on diseases and disorders for which there is significant unmet medical need. The Company’s primary drug is H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of a variety of diseases and disorders. Since 2007, the Company has sought to identify diseases and disorders in which the use of Acthar could improve patient outcomes. Among the many indications for which it is approved, Acthar is approved for the treatment of exacerbations associated with multiple sclerosis (“MS”) and, in 2008, the Company identified a subset of the MS patient population who do not respond to the standard therapies for MS exacerbations as potential candidates for Acthar. Acthar is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not approved for the treatment of either disorder. Acthar is approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome (“NS”) without uremia of the idiopathic type or that due to lupus erythamatosus.” NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. The Company also markets Doral® (quazepam), which is indicated for the treatment of insomnia.
     In August 2007, the Company announced its Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best ensure financial viability and continued availability of Acthar, establish support programs to benefit Acthar patients, advance the Company’s product development programs and ensure that the Company became economically viable. Since the adoption of the strategy, the Company has expanded its sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and has established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar.
Basis of Presentation
     The Company has determined that it operates in one business segment, pharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.
     The Company has evaluated events that have occurred after March 31, 2010 and through the date the unaudited consolidated financial statements were issued.
2. REVENUE RECOGNITION
     Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for Medicaid rebates, other government program rebates and chargebacks, co-pay assistance programs and payment discounts. Revenue is recognized upon customer receipt of the shipment, provided that title to the product and risk of loss transfer at the point of receipt by the customer. If the title to the product and risk of loss transfer at the point of shipment, revenue is recognized upon shipment of the product. The Company estimates reserves for Medicaid rebates to all states for products dispensed to patients covered by Medicaid and for government rebates and chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations, including Tricare and the Veterans Administration. The Company estimates its reserves by utilizing historical information and data obtained from external sources.
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
     Historically, actual amounts have generally been consistent with the Company’s estimates; however, during the three month period ended September 30, 2009, the Company received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. In connection with its receipt of these rebates, the Company increased its rebate reserve which reduced net sales in that quarter by approximately $4.6 million.
     The Company utilizes the services of CuraScript, Inc. which has a specialty distributor subsidiary, CuraScript Specialty Distribution, Inc. (“CuraScript SD”) and a group of specialty pharmacies. During July 2007, the Company began utilizing CuraScript SD to distribute Acthar. Effective August 1, 2007, the Company no longer sells Acthar to wholesalers and all of the Company’s proceeds from sales of Acthar in the United States are received from CuraScript SD. The Company sells Acthar to CuraScript SD at a discount from the Company’s list price. CuraScript SD sells Acthar primarily to hospitals and specialty pharmacies. Product sales are recognized net of this discount upon receipt of the product by CuraScript SD. In April 2008, the Company announced the amendment of its distribution agreement with CuraScript SD, which became effective on June 1, 2008. Under the terms of this agreement, the discount provided by the Company to CuraScript SD was reduced from $1,047 per vial to $230 per vial. The discounted sales price to CuraScript SD was $23,039 per vial and the stated list price remained at $23,269. However, under the terms of the agreement, the pricing to CuraScript SD customers is unchanged. The amount of the discount to CuraScript SD is subject to annual adjustments based on the Consumer Price Index. As of February 11, 2010, the discount provided by the Company to CuraScript SD is $237. The Company sells Doral to wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals. The Company does not require collateral from its customers.
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
Sales Reserves
     The Company provides a rebate related to product dispensed to Medicaid rebate eligible patients, as provided by regulations. The Company’s a) estimated rebate percentage adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during the period as follows:
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

     The unit rebate amount is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The unit rebate amount formula is comprised of a basic rebate applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation adjusted basis from a designated base period. The Company multiplies the unit rebate amount by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. From January 1, 2008 through December 31, 2009, the amount the Company rebated for each Acthar vial dispensed to a Medicaid eligible patient was approximately $2,500 higher than the price to CuraScript SD.

     In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Healthcare Reform Acts”). The Healthcare Reform Acts contain a number of provisions that are expected to impact the Company’s business and operations, including both provisions that are likely to benefit the Company’s net sales and provisions that are likely to decrease its net sales. A provision that had the effect of reducing the Medicaid rebate for Acthar from approximately 110% to 100% of the Company’s average manufacturer’s price for Acthar benefited the Company’s results in the first quarter, and the Company expects that it will continue to do so. Other provisions that may benefit the Company’s business over time as they are implemented are provisions that create a national high-risk insurance pool, provisions that temporarily extend health coverage to individuals with pre-existing medical conditions, provisions that prohibit the denial of health coverage to children with pre-existing conditions, provisions that will eventually prohibit the denial of health coverage to adults with pre-existing conditions and place limits on insurers with respect to lifetime and annual caps on health coverage, and provisions intended to increase the number of patients with private insurance. A provision of the Healthcare Reform Acts that is likely to decrease the Company’s revenues and earnings, and which went into effect on March 23, 2010, is an extension of Medicaid rebates to Medicaid Managed Care Plans. Because Medicaid is a complex program with both federal and state elements, and because each of the fifty states has different rules with respect to Medicaid, it is difficult to estimate the size of the additional portion of the Company’s prescriptions that will be subject to Medicaid rebates as a result of this provision. In addition, the implementation of this provision is likely to take time and be handled differently among different states and Plans. Furthermore, a number of states had previously enacted provisions through state legislative actions that have a similar effect (reducing the current impact of federal legislation). Another provision that may decrease the Company’s revenues and earnings beginning in 2011 is a requirement that the Company be assessed its share of a new fee assessed on all branded prescription drug manufacturers and importers. However, the Company estimates that this fee will not be material, as it is expected to be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicaid and Veterans Administration and PHS discount programs) made during the previous year, so that the calculation is less burdensome on small companies such as Questcor. Finally, there may be other provisions of the Healthcare Reform Acts that will impact the Company’s business and Congress and the President may make additional refinements to the Healthcare Reform Acts. Many of the provisions of the Healthcare Reform Acts require rulemaking action by governmental agencies to implement, which has not yet occurred. At this time, the Company cannot predict the impact of the Healthcare Reform Acts or the timing or impact of any future rulemaking. The Company believes that the Healthcare Reform Acts and related rulemaking action will most likely have an overall negative effect on its net sales over time, though the net effect in the first quarter was positive and the timing and magnitude of various positive and negative effects and their timing in the future is not possible to determine at this time.

     On March 17, 2009, the Department of Defense issued final regulations under the Fiscal Year 2008 National Defense Authorization Act, which interpreted such act to expand Tricare, a government health coverage program for military families, to include prescription drugs dispensed by Tricare retail network pharmacies. As a result, the Company established a reserve of $3.5 million for Tricare rebates in the year ended December 31, 2009. Effective January 1, 2010, the Company established new prices for Acthar purchased by Tricare. As a result, the per vial rebate for the Tricare retail network pharmacies was reduced from approximately $23,000 to approximately $5,670. A liability of $193,000 was recorded in the first quarter of 2010 for Tricare rebates.

     Certain other government-supported entities, such as those covered by the Company’s contract with the Veterans Administration, are permitted to purchase Acthar from CuraScript SD based on a contractual amount. CuraScript SD charges the discount back to the Company and reduces subsequent payment to the Company by the amount of the approved chargeback. In 2009, these chargebacks were approximately equal to the price the Company was paid by Curascript SD. Effective January 1, 2010, new pricing for Acthar went into effect for purchases made under the Company’s contract with the Veterans Administration. As a result, the per vial chargeback for Veterans Administration entities was reduced from approximately $23,000 to approximately $5,670. Sales to Veterans Administration entities were immaterial in the quarter ended March 31, 2010.
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
     At March 31, 2010 and December 31, 2009, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Medicaid rebates	$9,754	$11,070
Tricare rebates	3,723	3,530
Government chargebacks	25	322

Total	$13,502	$14,922

3. SHARE-BASED COMPENSATION
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Selling, general and administrative	$797	$867
Research and development	223	151

Total	$1,020	$1,018

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
March 31, 2010
Cash equivalents	$25,969	$—	$—	$25,969

Short-term investments:
Corporate bonds	$4,075	$—	$(12)	$4,063
Government-sponsored enterprises	16,033	1	(24)	16,010
Certificates of deposit	8,360	27	—	8,387
Municipal bonds	10,116	32	(9)	10,139

	$38,584	$60	$(45)	$38,599

December 31, 2009
Cash equivalents	$34,445	$—	$—	$34,445

Short-term investments:
Certificates of deposit	$5,360	$—	$(7)	$5,353
Government-sponsored enterprises	14,066	3	(45)	14,024
Municipal bonds	10,474	40	(13)	10,501

	$29,900	$43	$(65)	$29,878

     The amortized cost and fair value of short-term investments securities at March 31, 2010, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated Fair
	Cost	Value
Due in one year or less	$22,646	$22,681
Due after one through two years	15,938	15,918

Total short-term investments	$38,584	$38,599

     As of March 31, 2010, the average contractual maturity of the Company’s short-term investments was approximately 13 months.
     As of March 31, 2010 the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Corporate bonds	$(2)	$1,877	$(10)	$2,186
Government-sponsored enterprises	(1)	3,505	(23)	9,996
Municipal bonds	(7)	780	(2)	721

Total	$(10)	$6,162	$(35)	$12,903

     The gross unrealized losses reported above for March 31, 2010 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through March 31, 2010. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities the Company owns. Based on the Company’s review of these securities, including its assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these investments.

Fair Value
     Authoritative guidance establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.
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
     The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at March 31, 2010 (in thousands):

	Basis of Fair Value Measurements
		Quoted prices	Significant
		in active	other	Significant
	Balance at	markets for	observable	unobservable
	March 31,	identical items	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$25,969	$25,969	$—	—
Corporate bonds	4,063	—	4,063	—
Government-sponsored enterprises	16,010	—	16,010	—
Certificates of deposit	8,387	—	8,387	—
Municipal bonds	10,139	—	10,139	—

	$64,568	$25,969	$38,599	—

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three month period ended March 31, 2010.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$3,000	$2,921
Work-in-process	5	—
Finished goods	345	457

	$3,350	$3,378

6. PURCHASED TECHNOLOGY
     Purchased technology at March 31, 2010 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $1.1 million and $1.0 million as of March 31, 2010 and December 31, 2009, respectively.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company does not occupy this space and has subleased the facility. The Company’s master lease on the Hayward facility expires in November 2012. As of March 31, 2010, the Company is obligated to pay rent through the remaining term of the master lease on the Hayward facility of $2.4 million. Over the remaining term of the master lease the Company anticipates that it will receive approximately $1.1 million in sublease income to be used to pay a portion of its Hayward facility obligation. As of March 31, 2010 and December 31, 2009, the estimated liability related to the Hayward facility totaled $920,000 and $980,000, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets.
     From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.
     On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation into the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. The Company has responded to the CID from the Attorney General of the State of Missouri.
     On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with its investigation, under New York’s antitrust statute and Federal antitrust statutes, into the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar. In response to this request, the Company provided documents and information to the Attorney General of New York. On March 31, 2010, the Company was informed by a representative of the Attorney General of the State of New York that the Antitrust Bureau of that office suspended its investigation into the activities described above. The New York Attorney General has not formally withdrawn its subpoena, and there can be no assurance that the investigation will not be restarted or as to the ultimate outcome of the investigation.

     Management is not currently aware of any claims or other legal matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.
8. NET INCOME PER SHARE
     The Company computes basic net income per share by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares.
     The following table presents the amounts and shares used in computing basic and diluted net income per share for the three month periods ended March 31, 2010 and 2009, and the effect of dilutive potential common shares on the number of shares used in computing diluted net income per share. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options are determined based on the treasury stock method. Under the treasury stock method, the dilutive impact of a stock option that is “in-the money” is based on the difference between that stock option’s exercise price and the Company’s stock price at the time of measurement. The more the stock price exceeds the exercise price, the greater the number of potential common shares and thus the greater the dilutive impact of the stock option. (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2010	2009
Net income	$7,852	$7,674

Shares used in computing net income per share:
Basic	61,893	65,498
Effect of dilutive potential common shares:
Stock options	1,662	2,449
Restricted stock	11	16

Diluted	63,566	67,963

Net income per share:
Basic	$0.13	$0.12

Diluted	$0.12	$0.11

     The following table presents the shares excluded from the computation of diluted net income per share applicable to common shareholders as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options	3,899	2,347

9. INCOME TAXES
     Income tax expense for the three month periods ended March 31, 2010 and 2009 was $4.2 million and $4.6 million, respectively. For the three month periods ended March 31, 2010 and 2009, the Company’s effective tax rate for financial reporting purposes was approximately 35.1% and 37.4%, respectively. The decrease in the Company’s effective income tax rate is due to the IRC Section 199 domestic production activities deduction credit which increased to 9% in 2010 as compared to 6% in 2009.

10. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$7,852	$7,674
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	23	(105)

Comprehensive income	$7,875	$7,569

11. EQUITY TRANSACTIONS
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. Under this stock repurchase plan, the Company has repurchased a total of 8.4 million shares of its common stock for $36.7 million through March 31, 2010, at an average price of $4.39 per share. There were no purchases in the quarter ended March 31, 2010. As of March 31, 2010, there are 5.1 million shares authorized remaining under the Company’s stock repurchase plan.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, which amends Accounting Standards Codification (“ASC”) 855, Subsequent Events. ASU 2010-09 eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The ASU is effective immediately. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.
     In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted this guidance for the quarter ended March 31, 2010. Adoption did not have an impact on the Company’s consolidated financial position or results of operations.
13. RELATED PARTY TRANSACTIONS
     An immediate family member of the Company’s CEO was hired as an employee effective September 8, 2009. In accordance with the Company’s Related Party Transaction Policy, this transaction was approved by the disinterested members of the Company’s board of directors. The Company paid this immediate family member of the CEO compensation totaling $82,250 for the three months ended March 31, 2010 and $18,000 as a consultant for the three months ended March 31, 2009. In addition, an immediate family member of one of the Company’s Vice Presidents is a Senior Vice President for a company that provided certain consulting services to the Company totaling $214,200 and $42,000 for the three months ended March 31, 2010 and 2009, respectively.
14. SUBSEQUENT EVENT
     On May 6, 2010 the Company announced the results of the meeting of the Advisory Committee for Peripheral and Central Nervous System Drugs (the “Advisory Committee”) of the FDA relating to the proposed indication of Acthar for the treatment of infantile spasms. The Advisory Committee voted on a series of specific questions posed by the FDA to the Advisory Committee. Specifically, the Advisory Committee voted 22 to 1 that the Company has provided sufficient evidence of effectiveness for Acthar as a treatment for patients with IS and voted 16 to 7 that the Company has submitted sufficient evidence to support its view that a two-week course of treatment with Acthar followed by a two-week tapering regimen provides sustained effectiveness. The Advisory Committee also voted 12 to 10 (with one abstention) that the Company has not provided evidence that adverse effects caused by Acthar are manageable and reversible. In addition, the Advisory Committee voted 20 to 1 (with two abstentions) that the Company has submitted sufficient evidence of the safety of Acthar at an effective dosing regimen.

     The votes of the Advisory Committee will be considered by the FDA as it completes its review of the Company’s supplemental New Drug Application (“sNDA”) for Acthar. The FDA has set the user fee goal date (“PDUFA”) of June 11, 2010 for this sNDA. The PDUFA date is the FDA’s goal date to decide whether or not to approve the Company’s sNDA. There can be no assurance that the FDA will approve the Company’s sNDA by the PDUFA date or at all.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors,” as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.
Overview
     We are a pharmaceutical company focused on diseases and disorders for which there is significant unmet medical need. Our primary drug is H.P. Acthar Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. FDA for the treatment of a variety of diseases and disorders. Since 2007, we have sought to identify diseases and disorders in which the use of Acthar could improve patient outcomes. Among the many indications for which it is approved, Acthar is approved for the treatment of exacerbations associated with MS and, in 2008, we identified a subset of the MS patient population who do not respond to the standard therapies for MS exacerbations as potential candidates for Acthar. In 2009, we significantly expanded our sales force dedicated to the MS market and have experienced strong sales growth in this market. Acthar is also used in treating patients with IS, a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not approved for the treatment of either disorder. While we do not promote Acthar for the treatment of IS, a significant percentage of our net sales is derived from the treatment of this disorder. Acthar is approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythamatosus.” NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. During the first quarter of 2010, we continued to observe the filling of a modest number of spontaneous prescriptions for Acthar for the treatment of NS, and we are working to generate more clinical data to further support the effectiveness of Acthar in the treatment of this disorder. From time to time we receive prescriptions for Acthar for other conditions. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. We also market Doral (quazepam), which is indicated for the treatment of insomnia.
     In August 2007, we announced our Acthar-centric business strategy, which included a new pricing level for Acthar effective August 27, 2007. The strategy was adopted in order to best ensure financial viability and continued availability of Acthar, establish support programs to benefit Acthar patients, advance our product development programs and ensure that the company became economically viable. Since the adoption of the strategy, we have expanded our sponsorship of Acthar patient assistance and co-pay assistance programs, which provide an important safety net for uninsured and under-insured patients using Acthar, and have established a group of representatives and medical science liaisons to work with healthcare providers who administer Acthar. We continue to support the Acthar patient assistance programs administered by the National Organization for Rare Disorders (“NORD”). These and other patient-oriented support programs have now provided free drug with commercial value of over $50 million to patients since September 2007. In addition to the free drug program, significant financial support continues to be provided to needy patients through NORD’s co-pay assistance programs that we sponsor. We have been working closely with the neurology community to identify promising new research projects for which we can provide needed financial support. We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause IS, a subject for which there has been little research funding in recent decades, as well as to better understand the drug’s mechanisms of action.
     Acthar is currently approved in the U.S. for the treatment of MS exacerbations, NS and many other conditions. Pursuant to guidelines published by the American Academy of Neurology and the Child Neurology Society, many child neurologists use Acthar to treat infants afflicted with IS even though it is not approved for this indication. In December 2009, our sNDA to add the treatment of IS to the Acthar label was accepted for filing by the FDA. As more fully described above in Note 14, “Subsequent Events,” on May 6, 2010, the Advisory Committee for Peripheral and Central Nervous System Drugs of the FDA voted on a series of questions posed by the FDA to the Advisory Committee related to the sNDA. The Advisory Committee’s votes will be considered by the FDA as it completes its review of the sNDA for Acthar. The FDA has set the user fee goal date, also known as the PDUFA date, for action on our filing of June 11, 2010 for this sNDA. There can be no assurance that this date will be met or that the sNDA will be approved. Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we believe we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (ACTH) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar. However, it is unclear what impact the potential approval of our sNDA may have, as Acthar is already used in the treatment of IS.
     We are currently funding pre-clinical and clinical investigator initiated studies, many of which are examining the use of Acthar in the treatment of NS. We are also now beginning to fund exploratory pre-clinical research evaluating whether Acthar could have potential value in the management of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s Disease) and traumatic brain injury. Efforts to identify additional potential new uses for Acthar are ongoing. As we generate clinical data that supports the effectiveness of Acthar in new uses, we will develop marketing plans to reach these new markets.
     As of March 31, 2010, there are 5.1 million shares authorized remaining under our stock repurchase plan. Since the initiation of our stock repurchase program in early 2008, we have returned approximately $67 million to shareholders through our common and preferred stock buyback efforts.
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
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to our Medicaid rebate obligation, other government rebate programs and chargebacks on sales of our products by wholesalers and our specialty distributor to government-supported entities, inventories, intangible assets, share-based compensation, lease termination liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Sales Reserves
     For the three month periods ended March 31, 2010 and 2009, we have estimated reserves for Medicaid rebates to all states for products dispensed to patients covered by Medicaid; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; and reserves for rebates related to a government health coverage program called Tricare. Gross sales are also reduced for payments made under our Acthar patient co-payment assistance programs. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     There is limited information available to us regarding prescriptions and related data, including payer information. Additionally, there is generally a delay of months or quarters before we receive a bill for Medicaid rebates from the states. We receive individual bills for Medicaid rebate claims at different times from a significant number of states. While these bills for Medicaid rebate claims are generally provided to us in the quarter following the quarter in which the underlying sale occurred, billing cycles for the same state or entity may vary over time. Other government rebate and chargeback programs bill us on different cycles and will have a different associated delay in billing. Accordingly, significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for Medicaid rebates and other government program rebates and chargebacks.

     We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could differ significantly from our estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, or adjustments to the amount of product in the distribution channel. If actual Medicaid rebates, or other government program rebates and chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. For example, during the quarter ended September 30, 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage and we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. In addition, as discussed below and in Note 2 “Revenue Recognition,” our Medicaid rebates and other government program rebates and chargebacks could be affected by the Healthcare Reform Acts.
     Medicaid Rebates
     We provide a rebate related to product dispensed to Medicaid rebate eligible patients, as provided by regulations. Our a) estimated rebate percentage, adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during a period as follows:
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
     Management believes that the information received from CuraScript SD related to inventory levels and specialty pharmacies related to prescription and shipment data is reliable, but we are unable to independently verify the accuracy of such data.
     The unit rebate amount is determined based on a formula established by statute and is subject to review and modification by the administrators of the Medicaid program. The unit rebate amount formula is comprised of a basic rebate applied to the average per unit amount of payments we receive on our product sales and an additional per unit rebate that is based on our current sales price compared to our sales price on an inflation adjusted basis from a designated base period. We multiply the unit rebate amount by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. From January 1, 2008 through December 31, 2009, the amount we rebated for each Acthar vial dispensed to a Medicaid eligible patient was approximately $2,500 higher than our price to CuraScript SD. The Medicaid rebates associated with end user demand for a period are mostly billed by the states and paid by the end of the quarter following the quarter in which the rebate reserve is established.
     As a result of the Healthcare Reform Acts, beginning January 1, 2010, the effective Medicaid rebate for Acthar was reduced from 110% to 100% of the amount we receive for Medicaid prescriptions. Therefore, effective January 1, 2010, the rebate amount paid per vial of Acthar is reduced by about $2,500 and now approximates the amount we are paid by CuraScript SD. In addition, effective March 23, 2010, these rebates have been extended to Acthar dispensed to Medicaid patients covered under managed care insurance plans. Accordingly, a rebate liability of $230,000 for the few prescriptions estimated to be filled between March 23, 2010 and March 31, 2010 was accrued in the first quarter of 2010.
     The Healthcare Reform Acts contain a number of provisions that are expected to impact our business and operations. Many of the provisions of the Healthcare Reform Acts require rulemaking action by governmental agencies to implement, which has not yet occurred. At this time, we cannot predict the impact of the Healthcare Reform Acts or the timing or impact of any future rulemaking, but we believe the Healthcare Reform Acts and related rulemaking action will have an overall negative effect on our net sales.

     Tricare Rebates
     We have established a reserve for rebates related to a government health coverage program for military families called Tricare. On March 17, 2009, the Department of Defense issued final regulations under the Fiscal Year 2008 National Defense Authorization Act which interpreted such act to expand Tricare to include prescription drugs dispensed by Tricare retail network pharmacies. Our Tricare rebate reserve reflects this program expansion. Effective January 1, 2010, we established new prices for Acthar purchased by Tricare. As a result, the per vial rebate for the Tricare retail network pharmacies was reduced from approximately $23,000 to approximately $5,670.
     Government Chargebacks
     Certain other government-supported entities, such as those covered by our contract with the Veterans Administration, are permitted to purchase Acthar from CuraScript SD based on a contractual amount. CuraScript SD charges the discount back to us and reduces subsequent payment to us by the amount of the approved chargeback. In 2009, these chargebacks were approximately equal to the price we were paid by Curascript SD. Effective January 1, 2010, new pricing for Acthar went into effect for purchases made under our contract with the Veterans Administration. As a result, the per vial chargeback for Veterans Administration entities was reduced from approximately $23,000 to approximately $5,670. The reduction to gross sales for a period related to chargebacks is comprised of actual approved chargebacks originating during the period and an estimate of chargebacks in the ending inventory of our customers. In estimating the government chargeback reserve as of the end of a period, we estimate the amount of chargebacks in our customers’ ending inventory using actual average monthly chargeback amounts and ending inventory balances provided by our largest customers. Chargebacks are generally applied by customers against their payments to us approximately 30 to 45 days after they have provided appropriate documentation to confirm their sale to a qualified government-supported entity.
     We routinely assess our experience with Medicaid and Tricare rebates and government chargebacks and adjust the reserves accordingly. Revisions in the Medicaid and Tricare rebate and chargeback estimates are charged to income in the period in which the information that gives rise to the revision becomes known.
     Co-Pay Assistance Programs
     We sponsor co-pay assistance programs for Acthar patients which are administered by NORD. The payments made under our co-pay assistance programs are accounted for as a reduction of gross sales.
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
     At March 31, 2010 and December 31, 2009, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Medicaid rebates	$9,754	$11,070
Tricare rebates	3,723	3,530
Government chargebacks	25	322

	$13,502	$14,922

Inventories
     As of March 31, 2010, our net raw material, work-in-process and finished goods inventories totaled $3.4 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. Additionally, inventory write-offs can occur as a result of manufacturing problems. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of March 31, 2010, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.3 million related to our acquisition of Doral and $483,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with ASC 360, Property Plant and Equipment, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of March 31, 2010, no impairment had been indicated.
Share-Based Compensation
     In accordance with ASC 718, we have estimated the expected term of stock options granted for the three month periods ended March 31, 2010 and 2009 based on the historical term of our stock option awards. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three month periods ended March 31, 2010 and 2009 each included $1.0 million of share-based compensation expense related to employees and non-employee members of our board of directors.
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

     We determined that there was no loss associated with the Hayward facility when we initially subleased the space, as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with ASC 840, Leases. As of March 31, 2010 and December 31, 2009, the estimated liability related to the Hayward facility totaled $920,000 and $980,000, respectively, and is included in Lease Termination and Deferred Rent Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through April 2009 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. The 5,000 square foot sublease is being leased on a month-to-month basis subsequent to April 2009. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of March 31, 2010, we are obligated to pay rent through the remaining term of the master lease on the Hayward facility of $2.4 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $1.1 million in sublease income to be used to pay a portion of our Hayward facility obligation.
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
Results of Operations
Three months ended March 31, 2010 compared to the three months ended March 31, 2009:
Net Sales

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Gross sales	$33,461	$33,095	$366	1%

Less sales reserves:
Provision for Medicaid rebates	6,600	8,438	(1,838)	(22)%
Provision for chargebacks	—	1,352	(1,352)	(100)%
Provision for Tricare rebates	193	—	193	—
Co-payment assistance and other	424	7	417	5,957%

Total sales reserves	7,217	9,797	(2,580)	(26)%

Net sales	$26,244	$23,298	2,946	13%

     Net sales for the three month periods ended March 31, 2010 and 2009 were comprised of our products Acthar and Doral. Net sales of Acthar for the three month period ended March 31, 2010 totaled $26.1 million as compared to $23.1 million during the same period in 2009. The increase in Acthar net sales resulted primarily from a reduced rebate liability to U.S. government insurance plans and a provision in the recently passed Patient Protection and Affordable Care Act of 2010.
     During the first quarter of 2010 we shipped 1,446 Acthar vials to our specialty distributor as compared to 1,429 vials shipped during the first quarter of 2009. There has been significant variability in prescription activity on a monthly basis in the use of Acthar in the treatment of IS due to the very small IS patient population. During the first quarter of 2010, prescription levels for Acthar for the treatment of IS, while lower than the level in the first quarter of 2009, were within the normal historic range.
     During 2009 we expanded our MS sales force to 38 representatives. The sales force expansion supports our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. Our increased sales efforts and our initiatives to educate MS specialists about the treatment benefits of Acthar have resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in the first quarter of 2010 as compared to the same period in 2009. During the first quarter of 2010, new paid Acthar prescriptions for the treatment of MS exacerbations increased by approximately 197% as compared to the first quarter of 2009. Because a smaller percentage of adults than infants qualify for Medicaid, fewer MS patients than IS patients participate in the Medicaid program. During the first quarter of 2010, we continued to observe the filling of a modest number of spontaneous prescriptions for Acthar for the treatment of NS, which is an indication for which Acthar is already approved. There can be no guarantee that any of these growth trends will continue.
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

     Sales reserves recorded in the first quarter of 2010 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs were $2.6 million lower than sales reserves recorded in the first quarter of 2009. We provide a rebate related to product dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. In addition, other government-supported entities, such as those covered by the Veterans Administration contract, are permitted to purchase our products based on a contractual amount from CuraScript SD who charge back the discount to us. Effective January 1, 2010, new pricing for Acthar went into effect for purchases by Tricare and Veterans Administration medical centers. These Medicaid rebates and other government program rebates and chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales. For the three month period ended March 31, 2010, to determine our net sales, Acthar gross sales were reduced by approximately 20% to account for the estimated amount of Medicaid and Tricare rebates and government chargebacks, as compared to approximately 30% for the three month period ended March 31, 2009. The reduction in rebates was due primarily to a provision in the recently passed Patient Protection and Affordable Care Act of 2010 which limits Medicaid rebates to 100% of a company’s average manufacturer’s price, and a decrease in Veterans Administration sales. In 2009, the Veterans Administration was permitted to purchase our products for a nominal amount. In the first quarter of 2010, Veterans Administration sales were minimal. The decreases in our sales reserves recorded in the first quarter of 2010 were offset in part by higher payments under our co-pay assistance programs.
     In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Healthcare Reform Acts”). As a result of the Healthcare Reform Acts, effective January 1, 2010 the effective Medicaid rebate for Acthar was reduced from 110% to 100% of the amount we receive for Medicaid prescriptions.
     In addition, under the Healthcare Reform Acts, effective March 23, 2010 Medicaid rebates have been extended to Acthar dispensed to Medicaid patients covered under managed care insurance plans. We expect these additional rebates will increase our sales reserves in future quarters. For a further description of how the Acts may affect us, see Note 2 “Revenue Recognition,” above.
Cost of Sales and Gross Profit

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Cost of sales	$1,998	$1,510	$488	32%
Gross profit	$24,246	$21,788	$2,458	11%
Gross margin	92%	94%
     Cost of sales for the three month period ended March 31, 2010 increased $488,000 as compared to the three month period ended March 31, 2009. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to increases in Acthar product stability testing and royalties on Acthar totaling approximately $370,000. The gross margin was 92% for the three month period ended March 31, 2010, as compared to 94% for the three month period ended March 31, 2009.
Selling, General and Administrative

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Selling, general and administrative expense	$9,376	$7,253	$2,123	29%
     The increase in selling, general and administrative expense for the three month period ended March 31, 2010 as compared to the same period in 2009 was due primarily to increases in headcount-related costs and costs associated with an expanded sales and marketing effort to increase Acthar sales in MS.

     Headcount-related costs included in selling, general and administrative expense increased by approximately $1.1 million as compared to the same period in 2009. The increase reflects the expansion of our sales force to 38 representatives and additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. The sales force expansion was completed during the fourth quarter of 2009.
     Costs associated with the support of our Acthar strategy increased by approximately $900,000 in the three month period ended March 31, 2010 as compared to the same period in 2009. The increase is due primarily to our sales and marketing program for MS.
     We incurred a total non-cash charge of $1.0 million for ASC 718 share-based compensation related to employees and non-employee members of our board of directors for the quarter ended March 31, 2010, which was consistent with share-based compensation expense in the quarter ended March 31, 2009. Of this amount, approximately $800,000 was included in selling, general and administrative expenses.
Research and Development

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Research and development	$2,747	$2,456	$291	12%
     Costs included in research and development relate primarily to the resubmission of our Acthar sNDA for IS to the FDA, the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities. The increase in research and development expenses was due primarily to increases in costs related to our resubmission of our sNDA for IS and headcount-related costs. Expenses related to the resubmission of our sNDA increased approximately $380,000 and headcount-related costs increased approximately $260,000 in the three month period ended March 31, 2010 as compared to the same period in 2009. These increases were partially offset by an approximate $290,000 decrease in product development expenses. In December 2009, our sNDA to add the treatment of IS to the Acthar label was accepted for filing by the FDA.
     As more fully described above in Note 14, “Subsequent Events,” on May 6, 2010, the Advisory Committee for Peripheral and Central Nervous System Drugs of the FDA voted on a series of questions posed by the FDA related to the sNDA. The Advisory Committee’s votes will be considered by the FDA as it completes its review of the sNDA for Acthar. The FDA has set the user fee goal date, also known as the PDUFA date, for action on our filing of June 11, 2010 for this sNDA. There can be no assurance that this date will be met or that the sNDA will be approved.
     On April 26, 2010, we executed an agreement with Eurand Pharmaceuticals, Inc. Under the terms of the agreement, we assigned our rights related to our development product QSC-001 to Eurand. The agreement contains provisions for payments on the completion of certain milestones and royalties.
     A non-cash charge of $223,000 for ASC 718 share-based compensation was included in research and development expenses in the three month period ended March 31, 2010, which was consistent with share-based compensation expense for the same period in 2009.
     We are providing support to leading researchers in their efforts to better understand the underlying disease processes that cause IS. We are currently funding pre-clinical and clinical studies to explore potential new uses for Acthar, as well as to better understand the drug’s mechanisms of action.
Depreciation and Amortization

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Depreciation and amortization	$125	$118	$7	6%

     Depreciation and amortization expense for the three month period ended March 31, 2010 was consistent with depreciation and amortization expense for the same period in 2009.
Total Other Income

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Total other income	$96	$293	$(197)	(67)%
     Total other income for the three month period ended March 31, 2010 decreased $197,000 as compared to total other income for the same period in 2009. The decrease was due primarily to lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the three month period ended March 31, 2010 as compared to the same period in 2009.
Income Before Income Taxes and Income Tax Expense

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Income before income taxes	$12,094	$12,254	$(160)	(1)%
Income tax expense	$4,242	$4,580	$(338)	(7)%
     Income before income taxes for the three month period ended March 31, 2010 was $12.1 million as compared to $12.3 million for the three month period ended March 31, 2009. Income tax expense for the three month period ended March 31, 2010 was $4.2 million as compared to $4.6 million for the three month period ended March 31, 2009. During the quarter ended March 31, 2010, our effective tax rate for financial reporting purposes was approximately 35.1% as compared to approximately 37.4% for the quarter ended March 31, 2009. The lower effective tax rate in the first quarter of 2010 was attributable to the IRC Section 199 domestic production activities deduction credit which increased to 9% in 2010 as compared to 6% in 2009.
Net Income

	Three Months Ended
	March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(in $000’s)
Net income	$7,852	$7,674	$178	2%
     For the three month period ended March 31, 2010, net income was $7.9 million, or $0.12 per fully diluted share, as compared to net income of $7.7 million, or $0.11 per fully diluted share, for the three month period ended March 31, 2009.
Liquidity and Capital Resources
     During the three month period ended March 31, 2010, we generated $2.0 million in cash from operations, as compared to $12.1 million in cash generated from operations during the same period in 2009. The decrease in cash generated from operations was due principally to a $9.3 million decrease in accounts payable at March 31, 2010, which resulted from the delay of payment of third quarter 2009 Medicaid invoices until the first quarter of 2010. The delay resulted from our decision to conduct a comprehensive review of our Medicaid billing information. The $12.1 million in cash flow generated from operations during the three month period ended March 31, 2009 included a $3.0 million decrease in prepaid income taxes and a $1.6 million decrease in accounts receivable.
     At March 31, 2010, we had cash, cash equivalents and short-term investments of $78.0 million compared to $75.7 million at December 31, 2009. The increase was due primarily to $2.0 million of cash generated from operations and $520,000 in proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options. At March 31, 2010, our working capital was $80.4 million compared to $71.0 million at December 31, 2009. The increase in our working capital was principally due to a $9.2 million decrease in accounts payable, the $2.3 million increase in cash, cash equivalents and short-term investments and a $1.4 million decrease in sales-related reserves, partially offset by an increase in income taxes payable of $3.4 million.

     In February 2008 our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. In May 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. We did not repurchase any shares of our common stock under our share repurchase program during the first quarter of 2010. As of March 31, 2010, there are 5.1 million shares authorized remaining under the stock repurchase plan.
Recently Issued Accounting Standards
     See Note 12, “Recently Issued Accounting Standards,” in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at March 31, 2010 has not changed materially from December 31, 2009, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.
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
     On February 25, 2009, the Company received a Civil Investigative Demand (“CID”) from the Attorney General of the State of Missouri, in connection with its investigation into the Company’s pricing practices with respect to Acthar under Missouri’s Merchandising Practices Act. The Company has responded to the CID from the Attorney General of the State of Missouri.
     On May 7, 2009, the Company received a subpoena from the Attorney General of the State of New York, in connection with its investigation, under New York’s antitrust statute and Federal antitrust statutes, into the Company’s acquisition of Acthar from Aventis in 2001, the Company’s Acthar royalty arrangements and its subsequent pricing of Acthar. In response to this request, the Company provided documents and information to the Attorney General of New York. On March 31, 2010, the Company was informed by a representative of the Attorney General of the State of New York that the Antitrust Bureau of that office suspended its investigation into the activities described above. The New York Attorney General has not formally withdrawn its subpoena, and there can be no assurance that the investigation will not be restarted or as to the ultimate outcome of the investigation.

ITEM 1A. RISK FACTORS
Information about material risks related to the Company’s business, financial condition and results of operations for the quarterly period ended March 31, 2010, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, other than the following additional risk factor:
Changes in the health care regulatory environment may adversely affect our business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively (collectively, the “Healthcare Reform Acts”). The Healthcare Reform Acts substantially change the way health care is financed by both governmental and private insurers, and significantly impact the pharmaceutical industry. The Healthcare Reform Acts contain a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs and reimbursement changes, which will impact existing government healthcare programs and will result in the development of new programs. Many of the provisions of the Healthcare Reform Acts require rulemaking action by governmental agencies to implement, which has not yet occurred. At this time, we cannot predict the impact of the Healthcare Reform Acts or the timing or impact of any future rulemaking, but we believe the Healthcare Reform Acts and related rulemaking action will have an overall negative effect on our net sales.
     Forward Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its Acthar-centric business strategy, including its expansion in the MS marketplace and other therapeutic areas;

•	FDA approval of and the market introduction of competitive products and the Company’s inability to market Acthar in IS prior to approval of IS as a labeled indication;

•	the Company’s ability to operate within an industry that is highly regulated at both the Federal and state level;

•	regulatory changes or other policy actions by governmental authorities and other third parties as recently adopted U.S. healthcare reform legislation is implemented or new healthcare-related legislation is enacted;

•	the Company’s ability to accurately forecast the demand for its products;

•	the Company’s ability to receive high reimbursement levels from third party payers;

•	the Company’s ability to estimate the quantity of Acthar used by government entities and Medicaid-eligible patients;

•	the actual amount of rebates and chargebacks related to the use of Acthar by government entities, including the Department of Defense Tricare network, and Medicaid-eligible patients may differ materially from the Company’s estimates;

•	the Company’s expenses and other capital needs for upcoming periods;

•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals;

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;

•	the complex nature of the Company’s manufacturing process and the potential for supply disruptions or other business disruptions;

•	the Company’s ability to attract and retain key management personnel;

•	research and development risks, including risks associated with the Company’s sNDA for IS and its preliminary work in the area of nephrotic syndrome;

•	uncertainties regarding the Company’s intellectual property;

•	the uncertainty of receiving required regulatory approvals in a timely way, or at all;

•	the impact to the Company’s business caused by economic conditions; and

•	the Company’s limited pipeline for new products and its ability to identify product acquisition candidates and consummate transactions on terms acceptable to the Company.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

			Total Number	Maximum Number
		Average	Of Shares Purchased	Of Shares That May
	Total Number	Price	as Part of	Yet be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
January 1 — January 31, 2010	—	—	—	5,142,500
February 1 — February 28, 2010	—	—	—	5,142,500
March 1 — March 31, 2010	—	—	—	5,142,500
Total	—	—	—
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. The stock repurchase plan was publicly announced on March 3, 2008. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. The increase to the number of shares authorized under the stock repurchase plan was publicly announced on June 2, 2009. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time and in such amounts as management deems appropriate and will be funded from available working capital. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the board of directors without prior notice. During the quarter ended March 31, 2010, the Company did not make any repurchases of its common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. (REMOVED AND RESERVED)
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

QUESTCOR PHARMACEUTICALS, INC.
Date: May 10, 2010	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Gary Sawka
Gary Sawka
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.