Form 10-Q
period 2010-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2010-08-09
CIK 891288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 28, 2010 there were 62,110,585 shares of the Registrant’s common stock, no par value per share, outstanding.

QUESTCOR PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,824	$45,829
Short-term investments	68,857	29,878

Total cash, cash equivalents and short-term investments	92,681	75,707
Accounts receivable, net of allowance for doubtful accounts of $77 at June 30, 2010 and December 31, 2009	11,929	14,833
Inventories, net	3,308	3,378
Prepaid expenses and other current assets	1,166	1,162
Deferred tax assets	8,093	8,180

Total current assets	117,177	103,260
Property and equipment, net	508	407
Purchased technology, net	3,224	3,372
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	3,392	3,392

Total assets	$125,310	$111,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,473	$12,921
Accrued compensation	2,805	2,140
Sales-related reserves	17,159	14,922
Income taxes payable	1,067	477
Other accrued liabilities	1,486	1,751

Total current liabilities	25,990	32,211
Lease termination, deferred rent and other non-current liabilities	1,055	1,226

Total liabilities	27,045	33,437

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 62,110,585 and 61,726,609 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	70,844	67,793
Retained earnings	27,358	10,224
Accumulated other comprehensive income (loss)	63	(14)

Total shareholders’ equity	98,265	78,003

Total liabilities and shareholders’ equity	$125,310	$111,440

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$28,316	$25,266	$54,560	$48,564
Cost of sales (exclusive of amortization of purchased technology)	2,000	1,603	3,998	3,113

Gross profit	26,316	23,663	50,562	45,451
Operating expenses:
Selling, general and administrative	8,971	7,180	18,347	14,433
Research and development	2,943	2,320	5,690	4,776
Depreciation and amortization	130	118	255	236

Total operating expenses	12,044	9,618	24,292	19,445

Income from operations	14,272	14,045	26,270	26,006
Other income:
Interest and other income, net	119	197	215	465
Gain on sale of product rights	—	200	—	225

Total other income	119	397	215	690

Income before income taxes	14,391	14,442	26,485	26,696
Income tax expense	5,109	5,131	9,351	9,711

Net income	$9,282	$9,311	$17,134	$16,985

Net income per share:
Basic	$0.15	$0.14	$0.28	$0.26

Diluted	$0.14	$0.14	$0.27	$0.25

Shares used in computing net income per share:
Basic	62,022	64,218	61,957	64,854

Diluted	64,543	66,325	64,057	67,140

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$17,134	$16,985
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,908	1,718
Deferred income taxes	41	—
Amortization of investments	329	16
Depreciation and amortization	255	236
Gain on sale of product rights	—	(225)
Income tax benefit realized from share-based compensation plans	320	—
Excess tax benefit from share-based compensation plans	(316)	—
Changes in operating assets and liabilities:
Accounts receivable	2,904	(1,626)
Inventories	70	(27)
Prepaid income taxes	—	3,316
Prepaid expenses and other current assets	(4)	55
Accounts payable	(9,448)	5,357
Accrued compensation	665	(261)
Sales-related reserves	2,237	(718)
Income taxes payable	590	526
Other accrued liabilities	(265)	(405)
Other non-current liabilities	(171)	(147)

Net cash flows provided by operating activities	16,249	24,800

INVESTING ACTIVITIES
Purchase of property and equipment	(208)	(71)
Purchase of short-term investments	(54,065)	(34,951)
Proceeds from maturities of short-term investments	14,880	31,150
Net proceeds from sale of product rights	—	225

Net cash flows used in investing activities	(39,393)	(3,647)

FINANCING ACTIVITIES
Issuance of common stock, net	823	547
Repurchase of common stock	—	(11,189)
Excess tax benefit from share-based compensation plans	316	—

Net cash flows provided by (used in) financing activities	1,139	(10,642)

Increase (decrease) in cash and cash equivalents	(22,005)	10,511
Cash and cash equivalents at beginning of period	45,829	13,282

Cash and cash equivalents at end of period	$23,824	$23,793

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Questcor Pharmaceuticals, Inc. (the “Company” or “Questcor”) is a biopharmaceutical company whose products help patients with serious, difficult-to-treat medical conditions. The Company’s primary product is H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of a variety of diseases and disorders, including the treatment of exacerbations associated with multiple sclerosis (“MS”). Acthar is also used in treating patients with infantile spasms (“IS”), a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not currently approved for the treatment of either disorder. Acthar is currently approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that [is] due to lupus erythamatosus” or NS. NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. The Company also markets Doral® (quazepam), which is indicated for the treatment of insomnia.
Basis of Presentation
     The Company has determined that it operates in one business segment, biopharmaceutical products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future interim period. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.
     The Company has evaluated events that have occurred after June 30, 2010 and through the date the unaudited consolidated financial statements were issued.
2. REVENUE RECOGNITION
     Revenues from product sales are recognized based upon shipping terms, net of estimated reserves for Medicaid rebates, other government program rebates and chargebacks, co-pay assistance programs and payment discounts. Revenue is recognized upon customer receipt of the shipment, provided that title to the product and risk of loss transfer at the point of receipt by the customer. If the title to the product and risk of loss transfer at the point of shipment, revenue is recognized upon shipment of the product. The Company estimates reserves for Medicaid rebates to all states for products dispensed to Medicaid rebate-eligible patients and for government rebates and chargebacks for sales of its products by wholesalers and its specialty distributor to certain Federal government organizations, including Tricare and the Veterans Administration. The Company estimates its reserves by utilizing historical information and data obtained from external sources.
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
     Historically, actual amounts have generally been consistent with the Company’s estimates; however, during the three months ended September 30, 2009, the Company received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. In connection with its receipt of these rebates, the Company increased its rebate reserve which reduced net sales in that quarter by approximately $4.6 million.
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
Sales Reserves
     The Company provides a rebate related to product dispensed to Medicaid rebate-eligible patients, as provided by regulations. The Company’s a) estimated rebate percentage adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during the period as follows:
a)	The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with end user demand data during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units associated with prior rebate periods.
b)	In order to assess recent and future rates of Medicaid utilization, the Company analyzes inventory levels received from a third party, CuraScript SD, patient prescription and shipment data received from a third party, CuraScript SP, and claims-level detail received from state Medicaid agencies.
     The unit rebate amount is determined based on a formula established by statute that is subject to review and modification by the administrators of the Medicaid program. The unit rebate amount formula is comprised of a basic rebate applied to the average per unit amount of payments the Company receives on its product sales and an additional per unit rebate that is based on the Company’s current sales price compared to its sales price on an inflation-adjusted basis from a designated base period. The Company multiplies the unit rebate amount by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. From January 1, 2008 through December 31, 2009, the amount the Company rebated for each Acthar vial dispensed to a Medicaid eligible patient was approximately $2,500 higher than the price to CuraScript SD.
     In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the

“Healthcare Reform Acts”). The Healthcare Reform Acts contain a number of provisions that are expected to impact the Company’s business and operations, including both provisions that are likely to benefit the Company’s net sales and provisions that are likely to decrease its net sales. A provision that had the effect of reducing the Medicaid rebate for Acthar from approximately 110% to 100% of the Company’s average manufacturer’s price for Acthar benefited the Company’s results in the first two quarters of 2010, and the Company expects that this provision will continue to do so. Other provisions that may benefit the Company’s business over time as they are implemented are provisions that create a national high-risk insurance pool, provisions that temporarily extend health coverage to individuals with pre-existing medical conditions, provisions that prohibit the denial of health coverage to children with pre-existing conditions, provisions that will eventually prohibit the denial of health coverage to adults with pre-existing conditions and place limits on insurers with respect to lifetime and annual caps on health coverage, and provisions intended to increase the number of patients with private insurance.
     A provision of the Healthcare Reform Acts that is likely to decrease the Company’s net sales and earnings, and which went into effect on March 23, 2010, is an extension of Medicaid rebates to Medicaid Managed Care Plans. Because Medicaid is a complex program with both federal and state elements, and because each of the fifty states has different rules with respect to Medicaid, it is difficult to estimate the size of the additional portion of the Company’s prescriptions that will be subject to Medicaid rebates as a result of this provision. In addition, the implementation of this provision is likely to take time and be handled differently among different states and Plans. Furthermore, a number of states had previously enacted provisions through state legislative actions that have a similar effect (reducing the current impact of federal legislation). Another provision that may decrease the Company’s net sales and earnings beginning in 2011 is a requirement that the Company be assessed its share of a new fee assessed on all branded prescription drug manufacturers and importers. However, the Company estimates that this fee will not be material, as the fee is expected to be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicaid and Veterans Administration and PHS discount programs) made during the previous year, so that the calculation is less burdensome on small companies such as Questcor.
     Finally, there may be other provisions of the Healthcare Reform Acts that will impact the Company’s business and Congress and the President may make additional refinements to the Healthcare Reform Acts. Many of the provisions of the Healthcare Reform Acts require rulemaking action by governmental agencies to implement, which has not yet occurred. At this time, the Company cannot predict the impact of the Healthcare Reform Acts or the timing or impact of any future rulemaking. The Company believes that the Healthcare Reform Acts and related rulemaking action will most likely have an overall negative effect on its net sales over time, however, the timing and magnitude of various positive and negative effects and their timing in the future is not possible to determine at this time.
     The Company has established a reserve for rebates related to a prescription drug program operated by the Department of Defense (DOD) through its Tricare Management Administration (Tricare). On March 17, 2009, the DOD issued final regulations under the Fiscal Year 2008 National Defense Authorization Act, which interpreted such act to extend the drug pricing available under Veterans Affairs contracts to certain Tricare entities not previously able to purchase at these prices. Specifically, the act was interpreted to include prescription drugs dispensed by Tricare retail network pharmacies. As a result, the Company established a reserve of $3.5 million for Tricare rebates in the year ended December 31, 2009. Effective January 1, 2010, the Company established new prices for Acthar purchased by Tricare, based on the new pricing established in the Company’s Veterans Administration contract. As a result, the per vial rebate for the Tricare retail network pharmacies was reduced from approximately $23,000 to approximately $5,670. A provision of $369,000 was recorded during the three months ended June 30, 2010 for Tricare rebates.
     Certain other government-supported entities, such as those covered by the Company’s contract with the Veterans Administration, are permitted to purchase Acthar from CuraScript SD based on a contractual amount. CuraScript SD charges the discount back to the Company and reduces subsequent payment to the Company by the amount of the approved chargeback. In 2009, these chargebacks were approximately equal to the price the Company was paid by Curascript SD. Effective January 1, 2010, new pricing for Acthar went into effect for purchases made under the Company’s contract with the Veterans Administration. As a result, the per vial chargeback for Veterans Administration entities was reduced from approximately $23,000 to approximately $5,670. Sales to Veterans Administration entities were not significant in the three months ended June 30, 2010.
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
     At June 30, 2010 and December 31, 2009, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Medicaid rebates	$13,051	$11,070
Tricare rebates	4,091	3,530
Government chargebacks	17	322

Total	$17,159	$14,922

3. SHARE-BASED COMPENSATION
     Share-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under stock option plans and the employee stock purchase plan is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Selling, general and administrative	$684	$518	$1,481	$1,385
Research and development	239	168	462	319

Total	$923	$686	$1,943	$1,704

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	(Loss)	Fair Value
June 30, 2010
Cash equivalents	$5,851	$—	$—	$5,851

Short-term investments:
Certificates of deposit	$7,880	$24	$(1)	$7,903
Government-sponsored enterprises	42,268	50	—	42,318
Municipal bonds	8,491	32	(4)	8,519
Corporate bonds	10,117	6	(6)	10,117

	$68,756	$112	$(11)	$68,857

December 31, 2009
Cash equivalents	$34,445	$—	$—	$34,445

Short-term investments:
Certificates of deposit	$5,360	$—	$(7)	$5,353
Government-sponsored enterprises	14,066	3	(45)	14,024
Municipal bonds	10,474	40	(13)	10,501

	$29,900	$43	$(65)	$29,878

     The amortized cost and fair value of short-term investment securities at June 30, 2010, by contractual maturity, are as follows (in thousands):

	Amortized	Estimated Fair
	Cost	Value
Due in one year or less	$18,767	$18,808
Due after one through two years	49,989	50,049

Total short-term investments	$68,756	$68,857

     As of June 30, 2010, the average contractual maturity of the Company’s short-term investments was approximately 17 months.

     As of June 30, 2010 the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Certificates of deposit	$—	$—	$(1)	$479
Municipal bonds	(4)	772	—	720
Corporate bonds	(2)	1,856	(4)	2,162

Total	$(6)	$2,628	$(5)	$3,361

     The gross unrealized losses reported above for June 30, 2010 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through June 30, 2010. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities the Company owns. Based on the Company’s review of these securities, including its assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these investments.
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
     The following methods and assumptions were used to determine the fair value of each class of assets recorded at fair value in the consolidated balance sheets:
     Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of one year or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, the Company considers all cash equivalents as Level 1 inputs.
     Short-term available-for-sale investments at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. While the Company utilizes multiple third party pricing services to obtain fair value, it generally obtains one price for each individual security. The Company performs monthly analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The analyses include a review of month-to-month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security. The Company also reviews the fair value hierarchy classification. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at June 30, 2010 (in thousands):

	Basis of Fair Value Measurements
		Quoted prices	Significant
		in active	other	Significant
	Balance at	markets for	observable	unobservable
	June 30,	identical items	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,851	$5,851	$—	—
Corporate bonds	10,117	—	10,117	—
Government-sponsored enterprises	42,318	—	42,318	—
Certificates of deposit	7,903	—	7,903	—
Municipal bonds	8,519	—	8,519	—

	$74,708	$5,851	$68,857	—

     The Company does not have any liabilities that are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010.
5. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$3,079	$2,921
Work-in-process	4	—
Finished goods	225	457

	$3,308	$3,378

6. PURCHASED TECHNOLOGY
     Purchased technology at June 30, 2010 consists of the Company’s acquisition costs related to the May 2006 acquisition of the Doral product rights and a cash payment of $300,000 to IVAX Research, Inc. made in January 2007 to eliminate the Doral royalty obligation. The purchased technology is being amortized on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $1.2 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively.
7. COMMITMENTS, INDEMNIFICATIONS AND CONTINGENCIES
     The Company leases a 30,000 square foot facility in Hayward, California. The Company does not occupy this space and has subleased the facility. The Company’s master lease on the Hayward facility expires in November 2012. As of June 30, 2010, the Company is obligated to pay rent through the remaining term of the master lease on the Hayward facility of $2.2 million. Over the remaining term of the master lease, the Company anticipates that it will receive approximately $975,000 in sublease income to be used to pay a portion of its Hayward facility obligation. As of June 30, 2010 and December 31, 2009, the estimated liability related to the Hayward facility totaled $857,000 and $980,000, respectively, and is included in Lease Termination, Deferred Rent and Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets.
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
8. NET INCOME PER SHARE
     The Company computes basic net income per share by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options and restricted stock.
     The following table presents the amounts and shares used in computing basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009, and the effect of dilutive potential common shares on the number of shares used in computing diluted net income per share. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options are determined based on the treasury stock method. Under the treasury stock method, the dilutive impact of a stock option that is “in-the money” is based on the difference between that stock option’s exercise price and the Company’s average stock price for the measurement period. The more the average stock price exceeds the exercise price, the greater the number of potential common shares and thus the greater the dilutive impact of the stock option (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$9,282	$9,311	$17,134	$16,985

Shares used in computing net income per share:
Basic	62,022	64,218	61,957	64,854
Effect of dilutive potential common shares:
Stock options	2,504	2,093	2,086	2,271
Restricted stock	17	14	14	15

Diluted	64,543	66,325	64,057	67,140

Net income per share:
Basic	$0.15	$0.14	$0.28	$0.26

Diluted	$0.14	$0.14	$0.27	$0.25

     The following table presents the shares excluded from the computation of diluted net income per share as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	180	2,391	2,029	2,369
Restricted stock	—	39	—	20
9. INCOME TAXES
     Income tax expense for the three months ended June 30, 2010 and 2009 was $5.1 million. For the three months ended June 30, 2010 and 2009, the Company’s effective tax rate for financial reporting purposes was approximately 35.5%. For the six months ended June 30, 2010 and 2009, income tax expense was $9.4 million and $9.7 million, respectively. For the six months ended June 30, 2010 and 2009, the Company’s effective tax rate for financial reporting purposes was approximately 35.3% and 36.4%, respectively. The decrease in the Company’s effective income tax rate is due to the IRC Section 199 domestic production activities deduction credit which increased to 9% in 2010 as compared to 6% in 2009.
10. COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and the change in unrealized holding gains and losses on available-for-sale securities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$9,282	$9,311	$17,134	$16,985
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	54	(81)	77	(187)

Comprehensive income	$9,336	$9,230	$17,211	$16,798

11. EQUITY TRANSACTIONS
     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. Under this stock repurchase plan, the Company has repurchased a total of 8.4 million shares of its common stock for $36.7 million through June 30, 2010, at an average price of $4.39 per share. There were no repurchases in the three and six months ended June 30, 2010. As of June 30, 2010, there are 5.1 million shares authorized remaining under the Company’s stock repurchase plan.
12. RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, which amends Accounting Standards Codification (“ASC”) 855, Subsequent Events. ASU 2010-09 eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.
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
     In April 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have an impact on the Company’s consolidated financial position or results of operations.
13. RELATED PARTY TRANSACTIONS
     An immediate family member of the Company’s CEO was hired as an employee effective September 8, 2009. In accordance with the Company’s Related Party Transaction Policy, this transaction was approved by the disinterested members of the Company’s board of directors. The Company paid this immediate family member of the CEO compensation totaling $40,000 and $122,000 for the three and six months ended June 30, 2010, respectively. In addition, an immediate family member of one of the Company’s Vice Presidents is a Senior Vice President for a company that provided certain consulting services to the Company totaling $131,000 and $345,000 for the three and six months ended June 30, 2010, respectively.
14. SUBSEQUENT EVENT

     On July 14, 2010, the Company entered into a new supply agreement with BioVectra dcl, or BioVectra, which supersedes the previous supply agreement with BioVectra. BioVectra manufactures the Acthar active pharmaceutical ingredient, or API, for Acthar. The Company’s agreement with BioVectra continues in effect until terminated by either BioVectra or the Company subject to not less than twelve months termination notice.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that report, as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiary.
Overview
     We are a biopharmaceutical company whose products help patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar Gel (repository corticotropin injection), an injectable drug that is approved by the U.S. FDA for the treatment of a variety of diseases and disorders, including the treatment of MS exacerbations. In 2009, we significantly expanded our sales force dedicated to the MS market and have experienced strong sales growth in this market. To further build on positive prescription trends in MS, we currently are undertaking a significant expansion of our sales force. Acthar is also used in treating patients with IS, a rare form of refractory childhood epilepsy, and opsoclonus myoclonus syndrome, a rare autoimmune-related childhood neurological disorder, but is not currently approved for the treatment of either disorder. While we do not promote Acthar for the treatment of IS, we derive a significant percentage of our net sales from the treatment of this disorder. Acthar is currently approved “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that [is] due to lupus erythamatosus” or NS. NS is a kidney disorder characterized by high levels of protein in the urine and low levels of protein in the blood that often leads to end-stage renal disease. We initiated a small pilot selling effort in NS in April 2010. We are also working to generate more clinical data to further support the effectiveness of Acthar in the treatment of this disorder. From time to time we receive prescriptions for Acthar for other conditions. We are also in discussions with experts in other disease states with high unmet medical needs for which there is a potential therapeutic role for Acthar. We also market Doral (quazepam), which is indicated for the treatment of insomnia.
     We support Acthar patient assistance programs administered by the National Organization for Rare Disorders (“NORD”) and the Chronic Disease Fund. These and other patient-oriented support programs have now provided free drug with commercial value of over $57 million to patients since September 2007. In addition to the free drug program, we continue to provide significant financial support to needy patients through our sponsorship of NORD’s and Chronic Disease Fund’s co-pay assistance programs. We have been working closely with the neurology community to identify promising new research projects for which we can provide needed financial support. We provide support to leading researchers in their efforts to better understand the underlying disease processes that cause IS, a subject for which there has been little research funding in recent decades, as well as to better understand the drug’s mechanisms of action.
     In December 2009, our sNDA to add the treatment of IS to the Acthar label was accepted for filing by the FDA. On May 6, 2010, the Advisory Committee for Peripheral and Central Nervous System Drugs of the FDA voted on a series of questions posed by the FDA to the Advisory Committee related to the sNDA. Specifically, the Advisory Committee voted 22 to 1 that the Company has provided sufficient evidence of effectiveness for Acthar as a treatment for patients with IS and voted 16 to 7 that the Company has submitted sufficient evidence to support its view that a two-week course of treatment with Acthar followed by a two-week tapering regimen provides sustained effectiveness. The Advisory Committee also voted 12 to 10 (with one abstention) that the Company has not provided evidence that adverse effects caused by Acthar are manageable and reversible. In addition, the Advisory Committee voted 20 to 1 (with two abstentions) that the Company has submitted sufficient evidence of the safety of Acthar at an effective dosing regimen. The Advisory Committee’s votes will be considered by the FDA as it completes its review of the sNDA for Acthar. The FDA has set September 11, 2010 as the current user fee goal date, also known as the PDUFA date, for action on our filing. We are working with the FDA to develop a Risk Evaluation and Mitigation Strategy, or REMS, for Acthar and to secure approval of the sNDA. There can be no assurance that the September 11, 2010 PDUFA date will be met or that the sNDA will be approved. Additionally, it is unknown what pre-approval actions or post-approval commitments will be necessary in order to secure approval of the sNDA. Such actions or commitments could include, among others, possible modifications to the current Acthar label.
     Previously, the FDA granted Orphan Designation to the active ingredient in Acthar for the treatment of IS. As a result of this Orphan Designation, if we are successful in obtaining FDA approval for the IS indication, we believe we will also qualify for a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (ACTH) formulation for IS unless the other formulation is demonstrated to be clinically superior to Acthar or is considered by the FDA to have an active ingredient that is different from the active ingredient of Acthar. However, we are unsure as to the commercial impact the potential approval of our sNDA may have, as Acthar is already used in the treatment of IS.
     We currently fund pre-clinical and clinical investigator-initiated studies, many of which are examining the use of Acthar in the treatment of NS and MS. We are also now beginning to fund exploratory pre-clinical research evaluating whether Acthar could have potential value in the management of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s Disease) and traumatic brain injury. Efforts to identify additional potential new uses for Acthar are ongoing.
     As of June 30, 2010, there are 5.1 million shares authorized remaining under our stock repurchase plan. Since the initiation of our stock repurchase program in early 2008, we have returned approximately $67 million to shareholders through our common and preferred stock buyback efforts.
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
Sales Reserves
     For the three and six months ended June 30, 2010 and 2009, we have estimated reserves for Medicaid rebates to all states for products dispensed to Medicaid rebate-eligible patients; government chargebacks for sales of our products by wholesalers and our specialty distributor to certain Federal government organizations including the Veterans Administration; and reserves for rebates related to a government health coverage program called Tricare. Gross sales are also reduced for payments made under our Acthar patient co-payment assistance programs. We estimate our reserves by utilizing historical information for our existing products and data obtained from external sources.
     There is limited information available to us regarding prescriptions and related data, including payer information. Additionally, there is generally a delay before we receive a bill for Medicaid rebates from the states. We receive individual bills for Medicaid rebate claims at different times from a significant number of states. While these bills for Medicaid rebate claims are generally provided to us in the quarter following the quarter in which the underlying sale occurred, billing cycles for the same state or entity may vary over time. Other government rebate and chargeback programs bill us on different cycles and will have different associated delays in billing. Accordingly, significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for Medicaid rebates and other government program rebates and chargebacks.
     We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could differ significantly from our estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, or adjustments to the amount of product in the distribution channel. If actual Medicaid rebates, or other government program rebates and chargebacks are significantly different from our estimates, such differences would be accounted for in the period in which they become known. For example, during the quarter ended September 30, 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage and we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. In addition, as discussed below and in Note 2 “Revenue Recognition” above, our Medicaid rebates and other government program rebates and chargebacks could be affected by the Healthcare Reform Acts.
     Medicaid Rebates
     We provide a rebate related to product dispensed to Medicaid rebate-eligible patients, as provided by regulations. Our a) estimated rebate percentage, adjusted for b) recent and expected future utilization rates for these programs, is used to estimate the rebate units associated with product shipped during a period as follows:
a)	The estimated liability included in sales-related reserves as of the end of a period is comprised of the estimated rebate units associated with estimated end user demand during the period, the estimated rebate units associated with estimated inventory in the distribution channel as of the end of the period, and the estimated rebate units, if any, associated with prior rebate periods.
b)	In order to assess recent and future rates of Medicaid utilization, we analyze inventory levels received from a third party, CuraScript SD, patient prescription and shipment data received from a third party, CuraScript SP, and claims-level detail received from state Medicaid agencies.
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
     As a result of the Healthcare Reform Acts, beginning January 1, 2010, the effective Medicaid rebate for Acthar was reduced from 110% to 100% of the amount we receive for Medicaid prescriptions. Therefore, effective January 1, 2010, the rebate amount paid per vial of Acthar is reduced by approximately $2,500 and now approximates the amount we are paid by CuraScript SD. In addition, effective March 23, 2010, these rebates have been extended to Acthar dispensed to Medicaid patients covered under managed care insurance plans.
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

     Tricare Rebates
     We have established a reserve for rebates related to a prescription drug program operated by the Department of Defense (DOD) through its Tricare Management Administration (Tricare). On March 17, 2009, the DOD issued final regulations under the Fiscal Year 2008 National Defense Authorization Act which interpreted such act to extend the drug pricing available under Veterans Affairs contracts to certain Tricare entities not previously able to purchase at these prices. Specifically, the act was interpreted to include prescription drugs dispensed by Tricare retail network pharmacies. Our Tricare rebate reserve reflects this program expansion. Effective January 1, 2010, we established new prices for Acthar purchased by Tricare, based on the new pricing established in our Veterans Administration contract. As a result, the per vial rebate for the Tricare retail network pharmacies was reduced from approximately $23,000 to approximately $5,670.
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
     Co-Pay Assistance Programs
     We sponsor co-pay assistance programs for Acthar patients which are administered by NORD and the Chronic Disease Fund. The payments made under our co-pay assistance programs are accounted for as a reduction of gross sales.
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

     At June 30, 2010 and December 31, 2009, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Medicaid rebates	$13,051	$11,070
Tricare rebates	4,091	3,530
Government chargebacks	17	322

	$17,159	$14,922

Inventories
     As of June 30, 2010, our net raw material, work-in-process and finished goods inventories totaled $3.3 million. We maintain inventory reserves primarily for excess and obsolete inventory (due to the expiration of shelf life of a product). In estimating inventory excess and obsolescence reserves, we analyze (i) the expiration date, (ii) our sales forecasts and (iii) historical demand. Judgment is required in determining whether the forecasted sales information is sufficiently reliable to enable us to reasonably estimate excess and obsolete inventory. If actual future usage and demand for our products is less favorable than projected, additional inventory write-offs may be required in the future which would increase our cost of sales in the period of any write-offs. Additionally, inventory write-offs can occur as a result of manufacturing problems. Customer inventories may be compared to both internal and external databases to determine adequate inventory levels. We may monitor our product shipments to customers and compare these shipments against prescription demand for our individual products.
Intangible and Long-Lived Assets
     As of June 30, 2010, our intangible and long-lived assets consisted of goodwill of $299,000 generated from a merger in 1999, net purchased technology of $3.2 million related to our acquisition of Doral and $508,000 of net property and equipment. The costs related to our acquisition of Doral are being amortized over an estimated life of 15 years. The determination of whether or not our intangible and long-lived assets are impaired and the expected useful lives of purchased technology involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with ASC 360, Property Plant and Equipment, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. As of June 30, 2010, no impairment had been indicated.
Share-Based Compensation
     In accordance with ASC 718, Stock Compensation, we have estimated the expected term of stock options granted for the three and six months ended June 30, 2010 and 2009 based on the historical term of our stock option awards. We estimated the volatility of our common stock at the date of grant based primarily on the historical volatility of our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
     Our net income for the three and six months ended June 30, 2010 included $923,000 and $1.9 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors. Our net income for the three and six months ended June 30, 2009 included $686,000 and $1.7 million, respectively, of share-based compensation expense related to employees and non-employee members of our board of directors.
Lease Termination Liability
     We entered into an agreement to sublease laboratory and office space, including laboratory equipment, at our Hayward, California facility in July 2000, due to the termination of our then existing drug discovery programs. The sublease on our Hayward facility expired in July 2006. Our obligations under the Hayward master lease extend through November 2012.
     We determined that there was no loss associated with the Hayward facility when we initially subleased the space, as we expected cash inflows from the sublease to exceed our rent cost over the term of the master lease. However, we reevaluated this in 2005 when the sublessee notified us that it would not be renewing the sublease beyond July 2006. As a result, we computed a loss and liability on the sublease in the fourth quarter of 2005 in accordance with ASC 840, Leases. As of June 30, 2010 and December 31, 2009, the estimated liability related to the Hayward facility totaled $857,000 and $980,000, respectively, and is included in Lease Termination, Deferred Rent and Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The fair value of the liability was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments under the master lease, net of estimated sublease rental income that could reasonably be obtained from the property. The most significant assumption in estimating the lease termination liability relates to our estimate of future sublease income. We base our estimate of sublease income, in part, on the opinion of independent real estate experts, current market conditions, and rental rates, among other factors. Adjustments to the lease termination liability will be required if actual sublease income differs from amounts currently expected. We review all assumptions used in determining the estimated liability quarterly and revise our estimate of the liability to reflect changes in circumstances. Effective November 1, 2007, we subleased 5,000 square feet of the facility through August 2010 and effective February 1, 2008 we subleased the remaining 25,000 square feet through the remainder of the term of the master lease. These subleases cover a portion of our lease commitment, and all of our insurance, taxes and common area maintenance. As of June 30, 2010, we are obligated to pay rent through the remaining term of the master lease on the Hayward facility of $2.2 million. Over the remaining term of the master lease, we anticipate that we will receive approximately $975,000 in sublease income to be used to pay a portion of our Hayward facility obligation.
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
Results of Operations
Three months ended June 30, 2010 compared to the three months ended June 30, 2009:
Net Sales

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Gross sales	$38,837	$36,198	$2,639	7%

Less sales reserves:
Provision for Medicaid rebates	9,749	9,889	(140)	(1)%
Provision for chargebacks	—	998	(998)	(100)%
Provision for Tricare rebates	369	—	369	—
Co-payment assistance and other	403	45	358	796%

Total sales reserves	10,521	10,932	(411)	(4)%

Net sales	$28,316	$25,266	$3,050	12%

     Net sales for the three months ended June 30, 2010 and 2009 were comprised of our products Acthar and Doral. Net sales of Acthar for the three months ended June 30, 2010 totaled $28.2 million as compared to $25.1 million during the same period in 2009. The increase in Acthar net sales as compared to the previous period resulted primarily from an increase in Acthar vials shipped and a reduced per vial rebate liability to U.S. government insurance plans. During the three months ended June 30, 2010 we shipped 1,680 Acthar vials to our specialty distributor as compared to 1,564 vials shipped during the three months ended June 30, 2009.
     During 2009, we expanded our MS sales force to support our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. Since then, our increased sales efforts and our initiatives to educate MS specialists about the treatment benefits of Acthar have resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in the three months ended June 30, 2010 as compared to the same period in 2009. During the three months ended June 30, 2010, new paid Acthar prescriptions for the treatment of MS exacerbations increased by approximately 145% as compared to the three months ended June 30, 2009. In order to build upon these positive prescription trends, we currently expect to double the size of our sales organization during the three months ending September 30, 2010. There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful.
     There has been significant variability in prescription activity on a monthly basis in the use of Acthar in the treatment of IS due to the very small IS patient population. During the three months ended June 30, 2010, prescription levels for Acthar for the treatment of IS were within the normal historic range.
     In addition, a small pilot selling effort was initiated in April 2010 in nephrotic syndrome, or NS, which is an indication for which Acthar is currently approved.
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
     Acthar shipments may be affected by seasonality as well as quarter-to-quarter fluctuations driven by the relatively small IS patient population. We believe these fluctuations are principally due to the low incidence of IS, as a relatively small number of cases can create meaningful fluctuations. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods.
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
     We provide a rebate related to product dispensed to Medicaid patients covered under Medicaid rebate-eligible insurance plans. In addition, other government-supported entities, such as those covered by the Veterans Administration contract, are permitted to purchase our products based on a contractual amount from CuraScript SD who charge back the discount to us. Effective January 1, 2010, improved pricing for Acthar went into effect for purchases by Tricare and Veterans Administration medical centers. These Medicaid rebates and other government program rebates and chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales.
     In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Healthcare Reform Acts”). As a result of the Healthcare Reform Acts, effective January 1, 2010, the effective Medicaid rebate for Acthar was reduced from 110% to 100% of the amount we receive for Medicaid prescriptions. In addition, under the Healthcare Reform Acts, effective March 23, 2010, Medicaid rebates have been extended to Acthar dispensed to Medicaid patients covered under Medicaid managed care insurance plans. For a further description of how the Healthcare Reform Acts may affect us, see Note 2 “Revenue Recognition,” above.
     Sales reserves recorded in the three months ended June 30, 2010 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs were $411,000 lower than sales reserves recorded in the three months ended June 30, 2009. For the three months ended June 30, 2010, to determine our net sales, Acthar gross sales were reduced by approximately 26% to account for the estimated amount of Medicaid and Tricare rebates and government chargebacks, as compared to approximately 30% for the three months ended June 30, 2009. The reduction in rebates was due primarily to the provision in the recently passed Patient Protection and Affordable Care Act of 2010 which reduced the effective Medicaid rebate from 110% to 100% of the amount we receive for Medicaid prescriptions, and a decrease in Veterans Administration sales. In 2009, the Veterans Administration was permitted to purchase our products for a nominal amount. In the three months ended June 30, 2010, Veterans Administration sales were minimal. These decreases in our sales reserves recorded in the three months ended June 30, 2010 were substantially offset by the extension of rebates for Acthar dispensed to Medicaid patients covered under managed care insurance plans.
     The benefit resulting from the reduction in the effective Medicaid rebate for Acthar Medicaid prescriptions from 110% to 100% and the improved pricing to the Veterans Administration and Tricare, and the negative impact resulting from the expansion of Medicaid rebates to Medicaid managed care patients are all factors which we expect to impact our sales reserves in future quarters.
Cost of Sales and Gross Profit

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Cost of sales	$2,000	$1,603	$397	25%
Gross profit	$26,316	$23,663	$2,653	11%
Gross margin	93%	94%

     Cost of sales for the three months ended June 30, 2010 increased $397,000 as compared to the three months ended June 30, 2009. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was due primarily to increases in Acthar product stability testing and royalties on Acthar totaling approximately $300,000. The gross margin was 93% for the three months ended June 30, 2010, as compared to 94% for the three months ended June 30, 2009.
Selling, General and Administrative

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Selling, general and administrative expense	$8,971	$7,180	$1,791	25%
     The increase in selling, general and administrative expense for the three months ended June 30, 2010 as compared to the same period in 2009 was due primarily to increases in headcount-related costs and costs associated with an expanded sales and marketing effort to increase Acthar sales.
     Headcount-related costs included in selling, general and administrative expense increased by approximately $1.5 million as compared to the same period in 2009. The increase primarily reflects the 2009 expansion of our sales force to 38 representatives and additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. To further build on these positive prescription trends, we currently expect to double the size of our sales organization during the three months ending September 30, 2010. There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful.
     Costs associated with the support of our Acthar strategy increased by approximately $400,000 in the three months ended June 30, 2010 as compared to the same period in 2009.
     We incurred a total non-cash charge of $923,000 for share-based compensation related to employees and non-employee members of our board of directors for the three months ended June 30, 2010, an increase of $237,000 as compared to share-based compensation expense in the three months ended June 30, 2009. Of this amount, approximately $684,000 was included in selling, general and administrative expenses.
Research and Development

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Research and development	$2,943	$2,320	$623	27%
     Costs included in research and development relate primarily to the resubmission of our Acthar sNDA for IS to the FDA, the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities. The increase in research and development expenses was due primarily to increases in headcount-related costs and funding of medical research projects. Headcount-related costs increased approximately $300,000 and funding of medical research projects increased approximately $170,000 in the three months ended June 30, 2010 as compared to the same period in 2009.
     In December 2009, our sNDA to add the treatment of IS to the Acthar label was accepted for filing by the FDA. On May 6, 2010, the Advisory Committee for Peripheral and Central Nervous System Drugs of the FDA voted on a series of questions posed by the FDA to the Advisory Committee related to the sNDA. Specifically, the Advisory Committee voted 22 to 1 that the Company has provided sufficient evidence of effectiveness for Acthar as a treatment for patients with IS and voted 16 to 7 that the Company has submitted sufficient evidence to support its view that a two-week course of treatment with Acthar followed by a two-week tapering regimen provides sustained effectiveness. The Advisory Committee also voted 12 to 10 (with one abstention) that the Company has not provided evidence that adverse effects caused by Acthar are manageable and reversible. In addition, the Advisory Committee voted 20 to 1 (with two abstentions) that the Company has submitted sufficient evidence of the safety of Acthar at an effective dosing regimen. The Advisory Committee’s votes will be considered by the FDA as it completes its review of the sNDA for Acthar. The FDA has set September 11, 2010 as the current user fee goal date, also known as the PDUFA date, for action on our filing. We are working with the FDA to develop a Risk Evaluation and Mitigation Strategy, or REMS, for Acthar and to secure approval of the sNDA. There can be no assurance that the September 11, 2010 PDUFA date will be met or that the sNDA will be approved. Additionally, it is unknown what pre-approval actions or post-approval commitments will be necessary in order to secure approval of the sNDA. Such actions or commitments could include, among others, possible modifications to the current Acthar label.
     On April 26, 2010, we executed an agreement with Eurand Pharmaceuticals, Inc. Under the terms of the agreement, we assigned our rights related to our development product QSC-001 to Eurand. The agreement contains provisions for payments on the completion of certain milestones and royalties.
     A non-cash charge of $239,000 for share-based compensation was included in research and development expenses in the three months ended June 30, 2010, an increase of $71,000 as compared to share-based compensation expense in the three months ended June 30, 2009.
     We currently fund pre-clinical and clinical investigator-initiated studies, many of which are examining the use of Acthar in the treatment of NS and MS. We are also now beginning to fund exploratory pre-clinical research evaluating whether Acthar could have potential value in the management of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s Disease) and traumatic brain injury. Efforts to identify additional potential new uses for Acthar are ongoing.
Depreciation and Amortization

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Depreciation and amortization	$130	$118	$12	10%
     Depreciation and amortization expense for the three months ended June 30, 2010 was consistent with depreciation and amortization expense for the same period in 2009.
Total Other Income

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Total other income	$119	$397	$(278)	(70)%
     Total other income for the three months ended June 30, 2010 decreased $278,000 as compared to total other income for the same period in 2009. The decrease was due primarily to the inclusion of a $200,000 gain on sale of product rights in the three months ended June 30, 2009. In addition, lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the three months ended June 30, 2010 as compared to the same period in 2009 contributed to the decrease.
Income Before Income Taxes and Income Tax Expense

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Income before income taxes	$14,391	$14,442	$(51)	—%
Income tax expense	$5,109	$5,131	$(22)	—%

     Income before income taxes for the three months ended June 30, 2010 and 2009 was $14.4 million. Income tax expense for the three months ended June 30, 2010 and 2009 was $5.1 million. During the three months ended June 30, 2010 and 2009, our effective tax rate for financial reporting purposes was approximately 35.5%.
Net Income

	Three Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Net income	$9,282	$9,311	$(29)	—%
     For the three months ended June 30, 2010 and 2009, net income was $9.3 million, or $0.14 per fully diluted share.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009:
Net Sales

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Gross sales	$72,298	$69,293	$3,005	4%

Less sales reserves:
Provision for Medicaid rebates	16,350	18,327	(1,977)	(11)%
Provision for chargebacks	—	2,350	(2,350)	(100)%
Provision for Tricare rebates	561	—	561	—
Co-payment assistance and other	827	52	775	1,490%

Total sales reserves	17,738	20,729	(2,991)	(14)%

Net sales	$54,560	$48,564	$5,996	12%

     Net sales for the six months ended June 30, 2010 and 2009 were comprised of our products Acthar and Doral. Net sales of Acthar for the six months ended June 30, 2010 totaled $54.3 million as compared to $48.2 million during the same period in 2009. The increase in Acthar net sales as compared to the previous period resulted primarily from an increase in Acthar vials shipped and a reduced rebate liability to U.S. government insurance plans. During the first six months of 2010 we shipped 3,126 Acthar vials to our specialty distributor as compared to 2,993 vials shipped during the first six months of 2009.
     During 2009 we expanded our MS sales force to support our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. These increased sales efforts resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in the six months ended June 30, 2010 as compared to the same period in 2009. During the six months ended June 30, 2010, new paid Acthar prescriptions for the treatment of MS exacerbations increased by approximately 165% as compared to the same period of 2009. In order to build upon these positive prescription trends, we currently expect to double the size of our sales organization during the three months ending September 30, 2010. There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful. In addition, a small pilot selling effort was initiated in April 2010 in nephrotic syndrome, which is an indication for which Acthar is currently approved.
     We provide a rebate related to product dispensed to Medicaid patients covered under Medicaid rebate-eligible insurance plans. In addition, other government-supported entities, such as those covered by the Veterans Administration contract, are permitted to purchase our products based on a contractual amount from CuraScript SD who charge back the discount to us. Effective January 1, 2010, improved pricing for Acthar went into effect for purchases by Tricare and Veterans Administration medical centers. These Medicaid rebates and other government program rebates and chargebacks are estimated by us each quarter and reduce our gross sales in the determination of our net sales.
     Sales reserves recorded in the six months ended June 30, 2010 for Medicaid rebates, other government program rebates and chargebacks, and co-pay assistance programs were $3.0 million lower than sales reserves recorded in the six months ended June 30, 2009. For the six months ended June 30, 2010, to determine our net sales, Acthar gross sales were reduced by approximately 24% to account for the estimated amount of Medicaid and Tricare rebates and government chargebacks, as compared to approximately 30% for the six months ended June 30, 2009. The reduction in rebates was due primarily to the provision in the recently passed Patient Protection and Affordable Care Act of 2010 which reduced the effective Medicaid rebate from 110% to 100% of the amount we receive for Medicaid prescriptions, and a decrease in Veterans Administration sales. In 2009, the Veterans Administration was permitted to purchase our products for a nominal amount. In the six months ended June 30, 2010, Veterans Administration sales were minimal. These decreases in our sales reserves recorded in the six months ended June 30, 2010 were offset in part by the extension of rebates for Acthar dispensed to Medicaid patients covered under managed care insurance plans and by higher payments under our co-pay assistance programs.
     The benefit resulting from the reduction in the effective Medicaid rebate for Acthar Medicaid prescriptions from 110% to 100% and the improved pricing to the Veterans Administration and Tricare, and the negative impact resulting from the expansion of Medicaid rebates to Medicaid managed care patients are all factors which we expect to impact our sales reserves in future quarters.
Cost of Sales and Gross Profit

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Cost of sales	$3,998	$3,113	$885	28%
Gross profit	$50,562	$45,451	$5,111	11%
Gross margin	93%	94%
     Cost of sales for the six months ended June 30, 2010 increased $885,000 as compared to the six months ended June 30, 2009. The increase in cost of sales was due primarily to increases in Acthar product stability testing and royalties on Acthar totaling approximately $670,000. The gross margin was 93% for the six months ended June 30, 2010, as compared to 94% for the six months ended June 30, 2009.
Selling, General and Administrative

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Selling, general and administrative expense	$18,347	$14,433	$3,914	27%
     The increase in selling, general and administrative expense for the six months ended June 30, 2010 as compared to the same period in 2009 was due primarily to increases in headcount-related costs and costs associated with an expanded sales and marketing effort to increase Acthar sales in MS.
     Headcount-related costs included in selling, general and administrative expense increased by approximately $2.7 million as compared to the same period in 2009. The increase reflects the 2009 expansion of our sales force to 38 representatives and additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS, an indication for which Acthar is already approved. To further build on these positive prescription trends, we currently expect to double the size of our sales organization during the three months ending September 30, 2010. There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful.
     Costs associated with the support of our Acthar strategy increased by approximately $1.3 million in the six months ended June 30, 2010 as compared to the same period in 2009. The increase is due primarily to our sales and marketing program for MS.
     We incurred a total non-cash charge of $1.9 million for share-based compensation related to employees and non-employee members of our board of directors for the six months ended June 30, 2010, an increase of $239,000 as compared to share-based compensation expense for the six months ended June 30, 2009. Of this amount, approximately $1.5 million was included in selling, general and administrative expenses.
Research and Development

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Research and development	$5,690	$4,776	$914	19%
     The increase in research and development expenses was due primarily to increases in headcount-related costs and costs related to the resubmission of our sNDA for IS. Headcount-related costs increased approximately $560,000 and expenses related to the resubmission of our sNDA increased approximately $450,000 in the six months ended June 30, 2010 as compared to the same period in 2009.
     In December 2009, our sNDA to add the treatment of IS to the Acthar label was accepted for filing by the FDA. On May 6, 2010, the Advisory Committee for Peripheral and Central Nervous System Drugs of the FDA voted on a series of questions posed by the FDA to the Advisory Committee related to the sNDA. Specifically, the Advisory Committee voted 22 to 1 that the Company has provided sufficient evidence of effectiveness for Acthar as a treatment for patients with IS and voted 16 to 7 that the Company has submitted sufficient evidence to support its view that a two-week course of treatment with Acthar followed by a two-week tapering regimen provides sustained effectiveness. The Advisory Committee also voted 12 to 10 (with one abstention) that the Company has not provided evidence that adverse effects caused by Acthar are manageable and reversible. In addition, the Advisory Committee voted 20 to 1 (with two abstentions) that the Company has submitted sufficient evidence of the safety of Acthar at an effective dosing regimen. The Advisory Committee’s votes will be considered by the FDA as it completes its review of the sNDA for Acthar. The FDA has set September 11, 2010 as the current user fee goal date, also known as the PDUFA date, for action on our filing. We are working with the FDA to develop a Risk Evaluation and Mitigation Strategy, or REMS, for Acthar and to secure approval of the sNDA. There can be no assurance that the September 11, 2010 PDUFA date will be met or that the sNDA will be approved. Additionally, it is unknown what pre-approval actions or post-approval commitments will be necessary in order to secure approval of the sNDA. Such actions or commitments could include, among others, possible modifications to the current Acthar label.
     A non-cash charge of $462,000 for share-based compensation was included in research and development expenses in the six months ended June 30, 2010, an increase of $143,000 as compared to share-based compensation expense in the six months ended June 30, 2009.
Depreciation and Amortization

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Depreciation and amortization	$255	$236	$19	8%
     Depreciation and amortization expense for the six months ended June 30, 2010 was consistent with depreciation and amortization expense for the same period in 2009.
Total Other Income

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Total other income	$215	$690	$(475)	(69)%
     Total other income for the six months ended June 30, 2010 decreased $475,000 as compared to total other income for the same period in 2009. The decrease was due primarily to lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the six months ended June 30, 2010 as compared to the same period in 2009. In addition, the inclusion of a $225,000 gain on sale of product rights in the six months ended June 30, 2009 contributed to the decrease in the six months ended June 30, 2010.

Income Before Income Taxes and Income Tax Expense

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Income before income taxes	$26,485	$26,696	$(211)	(1)%
Income tax expense	$9,351	$9,711	$(360)	(4)%
     Income before income taxes for the six months ended June 30, 2010 was $26.5 million as compared to $26.7 million for the six months ended June 30, 2009. Income tax expense for the six months ended June 30, 2010 was $9.4 million as compared to $9.7 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, our effective tax rate for financial reporting purposes was approximately 35.3% as compared to approximately 36.4% for the six months ended June 30, 2009. The lower effective tax rate in the first half of 2010 was attributable to the IRC Section 199 domestic production activities deduction credit which increased to 9% in 2010 as compared to 6% in 2009.
Net Income

	Six Months Ended
	June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(in $000’s)
Net income	$17,134	$16,985	$149	1%
     For the six months ended June 30, 2010, net income was $17.1 million, or $0.27 per fully diluted share, as compared to net income of $17.0 million, or $0.25 per fully diluted share, for the six months ended June 30, 2009.
Liquidity and Capital Resources
     During the six months ended June 30, 2010, we generated $16.2 million in cash from operations, as compared to $24.8 million in cash generated from operations during the same period in 2009. The decrease in cash generated from operations was due principally to a $9.4 million decrease in accounts payable at June 30, 2010, which resulted from the delay of payment of third quarter 2009 Medicaid invoices until the first quarter of 2010. The delay resulted from our decision to conduct a comprehensive review of our Medicaid billing information. The $24.8 million in cash flow generated from operations during the six months ended June 30, 2009 included a $3.0 million decrease in prepaid income taxes and a $5.4 million increase in accounts payable.
     At June 30, 2010, we had cash, cash equivalents and short-term investments of $92.7 million compared to $75.7 million at December 31, 2009. The increase was due primarily to $16.2 million of cash generated from operations and $823,000 in proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options. At June 30, 2010, our working capital was $91.2 million compared to $71.0 million at December 31, 2009. The increase in our working capital was principally due to the $17.0 million increase in cash, cash equivalents and short-term investments and a $9.4 million decrease in accounts payable, partially offset by a decrease in accounts receivable of $2.9 million and an increase in sales-related reserves of $2.2 million.
     In February 2008, our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. In May 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. We did not repurchase any shares of our common stock under our share repurchase program during the six months ended June 30, 2010. As of June 30, 2010, there are 5.1 million shares authorized remaining under the stock repurchase plan.
Recently Issued Accounting Standards
     See Note 12, “Recently Issued Accounting Standards,” in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk at June 30, 2010 has not changed materially from December 31, 2009, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
Information about material risks related to the Company’s business, financial condition and results of operations for the quarterly period ended June 30, 2010, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010:
Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:
•	the Company’s ability to continue to successfully implement its Acthar-centric business strategy, including its expansion in the MS marketplace and other therapeutic areas;
•	FDA approval of and the market introduction of competitive products and the Company’s inability to market Acthar in IS prior to approval of IS as a labeled indication;
•	the uncertainty of receiving approval of IS as a labeled indication and risks associated with potential label modifications and other actions required by the FDA either prior to or following any such approval;
•	the Company’s ability to operate within an industry that is highly regulated at both the Federal and state level;
•	regulatory changes or other legislative or policy actions by governmental authorities and other third parties as recently adopted U.S. healthcare reform legislation is implemented or new healthcare-related legislation is enacted;
•	the Company’s ability to accurately forecast the demand for its products;
•	the Company’s ability to receive high reimbursement levels from third party payers;
•	the Company’s ability to estimate the quantity of Acthar used by government entities and Medicaid-eligible patients;
•	the actual amount of rebates and chargebacks related to the use of Acthar by government entities, including the Department of Defense Tricare network, and Medicaid-eligible patients may differ materially from the Company’s estimates;
•	the Company’s expenses and other capital needs for upcoming periods;
•	the inventories carried by the Company’s distributors, specialty pharmacies and hospitals;
•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;
•	the complex nature of the Company’s manufacturing process and the potential for supply disruptions or other business disruptions;
•	the Company’s ability to attract and retain key management personnel;
•	research and development risks, including risks associated with the Company’s sNDA for IS and its preliminary work in the area of nephrotic syndrome;
•	uncertainties regarding the Company’s intellectual property;
•	the impact to the Company’s business caused by economic conditions; and
•	the Company’s limited pipeline for new products and its ability to identify product acquisition candidates and consummate transactions on terms acceptable to the Company.
     These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 29, 2008, the Company’s board of directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of its common shares. The stock repurchase plan was publicly announced on March 3, 2008. On May 29, 2009, the Company’s board of directors increased the Company’s common share repurchase program authorization by an additional 6.5 million shares. The increase to the number of shares authorized under the stock repurchase plan was publicly announced on June 2, 2009. Stock repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time and in such amounts as management deems appropriate and will be funded from available working capital. The stock repurchase program does not have an expiration date and may be limited or terminated at any time by the board of directors without prior notice. During the quarter ended June 30, 2010, the Company did not make any repurchases of its common stock.
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

QUESTCOR PHARMACEUTICALS, INC.
Date: August 9, 2010	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Gary Sawka
Gary Sawka
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No	Description
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Questcor Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.