Form 10-Q
period 2010-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2010-11-02
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-14758

QUESTCOR PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer of Identification No.)

1300 North Kellogg Drive, Suite D

Anaheim, CA 92807

(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 400-0700

FORMER ADDRESS: 3260 Whipple Road, Union City, CA 94587-1217

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2010 there were 62,169,516 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$45,622	$45,829
Short-term investments	65,776	29,878

Total cash, cash equivalents and short-term investments	111,398	75,707
Accounts receivable, net of allowances of $77 in both 2010 and 2009	13,925	14,833
Inventories	3,250	3,378
Prepaid expenses and other current assets	2,114	1,162
Deferred tax assets	8,083	8,180

Total current assets	138,770	103,260
Property and equipment, net	585	407
Purchased technology, net	3,149	3,372
Goodwill	299	299
Deposits and other assets	710	710
Deferred tax assets	3,392	3,392

Total assets	$146,905	$111,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,363	$12,921
Accrued compensation	3,029	2,140
Sales-related reserves	22,102	14,922
Income taxes payable	—	477
Other accrued liabilities	1,839	1,751

Total current liabilities	35,333	32,211
Lease termination, deferred rent and other non-current liabilities	597	1,226

Total liabilities	35,930	33,437

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized 62,169,516 and 61,726,609 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	72,025	67,793
Retained earnings	38,878	10,224
Accumulated other comprehensive income (loss)	72	(14)

Total shareholders’ equity	110,975	78,003

Total liabilities and shareholders’ equity	$146,905	$111,440

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Net sales	$31,274	$13,851	$85,834	$62,415
Cost of sales (exclusive of amortization of purchased technology)	2,292	2,006	6,290	5,119

Gross profit	28,982	11,845	79,544	57,296
Operating expenses:
Selling, general and administrative	9,895	7,676	28,242	22,109
Research and development	2,178	2,215	7,868	6,991
Depreciation and amortization	137	123	392	359

Total operating expenses	12,210	10,014	36,502	29,459

Income from operations	16,772	1,831	43,042	27,837
Other income:
Interest and other income, net	171	120	386	585
Gain on sale of product rights	—	—	—	225

Total other income	171	120	386	810

Income before income taxes	16,943	1,951	43,428	28,647
Income tax expense	5,423	728	14,774	10,439

Net income	$11,520	$1,223	$28,654	$18,208

Net income per share:
Basic	$0.19	$0.02	$0.46	$0.28

Diluted	$0.18	$0.02	$0.45	$0.27

Shares used in computing net income per share:
Basic	62,105	64,009	62,019	64,570

Diluted	64,815	65,993	64,292	66,753

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$28,654	$18,208
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,795	2,394
Deferred income taxes	46	587
Amortization of investments	516	81
Depreciation and amortization	392	359
Gain on sale of product rights	—	(225)
Income tax benefit realized from share-based compensation plans	352	573
Excess tax benefit from share-based compensation plans	(348)	(572)
Changes in operating assets and liabilities:
Accounts receivable	908	(180)
Inventories	128	(975)
Prepaid income taxes	—	(1,940)
Prepaid expenses and other current assets	(953)	(139)
Accounts payable	(4,557)	8,393
Accrued compensation	888	(88)
Sales-related reserves	7,180	2,140
Income taxes payable	(477)	—
Other accrued liabilities	88	(557)
Other non-current liabilities	(628)	(222)

Net cash flows provided by operating activities	34,984	27,837

INVESTING ACTIVITIES
Purchase of property and equipment	(347)	(100)
Purchase of short-term investments	(89,992)	(50,300)
Proceeds from maturities of short-term investments	53,715	55,135
Net proceeds from sale of product rights	—	225

Net cash flows (used in) / provided by investing activities	(36,624)	4,960

FINANCING ACTIVITIES
Issuance of common stock, net	1,085	859
Repurchase of common stock	—	(11,189)
Excess tax benefit from share-based compensation plans	348	572

Net cash flows provided by / (used in) financing activities	1,433	(9,758)

(Decrease) increase in cash and cash equivalents	(207)	23,039
Cash and cash equivalents at beginning of period	45,829	13,282

Cash and cash equivalents at end of period	$45,622	$36,321

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company

Questcor Pharmaceuticals, Inc. (“Questcor,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company whose products help patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from two indications: the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, and the treatment of infantile spasms, or IS, in infants and children under two years of age. We are also implementing plans to commercialize Acthar for use in treating nephrotic syndrome, or NS. Specifically with respect to NS, the FDA has agreed with us that there is enough evidence to maintain the indication to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.

We also market Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our unaudited consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-X. The accompanying unaudited consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles, or GAAP, and, therefore you should read them in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated balance sheet has been derived from the audited consolidated financial statements at that date.

In the opinion of our management, we have made all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial statements. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates

We have evaluated events that have occurred after September 30, 2010 through the date the unaudited consolidated financial statements were issued.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss has passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers.

In the U.S., our exclusive customer for Acthar is CuraScript, Inc., which has a specialty distributor subsidiary, CuraScript Specialty Distribution, Inc., or CuraScript SD. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to specialty pharmacies (approximately twelve), including CuraScript Specialty Pharmacy, or CuraScript SP, and to many hospitals. We sell Acthar to CuraScript SD at $23,032 per vial and CuraScript SD sells Acthar at its stated list price of $23,239. In addition to Acthar, we sell Doral to pharmaceutical wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

International sales of our products are immaterial.

Net Sales

We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	Tricare retail program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs; and

•	Payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. States typically provide us with rebate invoices for their reimbursements between sixty to ninety days after the end of that calendar quarter in which our products were provided. We estimate the end of period liability and the sales reserve needed for these Medicaid rebates based on the following multi-step process:

•

Using a predictive model, we review national Medicaid statistics as well as internal information received from the Acthar reimbursement support center and from CuraScript SP for the most recent completed quarter to develop an estimate of future Medicaid rebate invoices that we expect to receive for the most recently completed quarter. This includes an estimate for both future Medicaid Managed Care and Medicaid Fee for Service rebate invoices.

•

We review the Medicaid rebate invoices received during the last 90 days and compare those invoices to the reserve that we had previously set at the end of the prior quarter. Based on this comparison and using the predictive model, which is updated quarterly, we estimate the remaining liability that we believe is still outstanding for periods prior to the most recently completed quarter.

•

Based on estimated end-of-quarter inventory held at CuraScript SD, all specialty pharmacies and hospitals, we calculate the expected future rebate liability for that portion of the inventory which we will eventually use to fill prescriptions for Medicaid patients.

Using a similar process, we estimate the end of period liability and the sales reserve needed for Tricare program rebates and chargebacks from other government programs.

We also sponsor co-pay assistance programs for Acthar patients which are administered by the National Organization for Rare Disorders, or NORD, and the Chronic Disease Fund. We account for these payments as a reduction to our revenue.

Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the Tricare sales reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could differ significantly from our estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimate of the number of Medicaid patients with IS and MS are incorrect. If actual Medicaid rebates, or other government program rebates and chargebacks are significantly different from our estimates, we would account for such differences in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows may be negatively impacted.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of our reserves for Medicaid rebates and other government program rebates and chargebacks. Since the fourth quarter of 2009, we have used the process described above to estimate the end of period sales reserve liability and the sales reserve that we apply in the quarter. Prior to that, we used a different method to estimate our

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

sales reserves for each quarter. Historically, actual amounts have generally been consistent with our estimates; however, during the three months ended September 30, 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. As a result of the rebates, we increased our rebate reserve which reduced net sales in that quarter by approximately $4.6 million.

Medicaid Rebates and the New National Health Care Legislation

In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, and subsequent changes passed during the third quarter of 2010, which we refer to collectively as the Healthcare Reform Acts. The Healthcare Reform Acts contain a number of provisions that have impacted, both positively and negatively, our financial position, results of operations and cash flows. The provisions of the Healthcare Reform Acts have reduced our rebate provided to states for prescriptions filled for Medicaid patients to 100% of the Average Manufacturer’s Price, or AMP, which approximates the amount we charge to CuraScript SD. Before the passage of the Healthcare Reform Acts, the formula used to calculate the per vial rebate required us to rebate 110% of our AMP for Acthar. Effective March 23, 2010, the Healthcare Reform Acts extended required Medicaid rebates to Medicaid Managed Care plans. Medicaid Managed Care plans provide for the delivery of Medicaid health benefits and additional services through an arrangement between a state Medicaid agency and managed care organizations. Our provision for expected Medicaid rebate liability and our quarterly sales reserves have included an estimate for Medicaid Managed Care usage since March 23, 2010. In the quarter ended September 30, 2010, we increased our liability by $3.2 million for expected Medicaid Managed Care rebates.

Other Impacts from the National Health Care Legislation

In addition to the aforementioned impact to our required Medicaid rebates, the Healthcare Reform Acts contain a number of provisions that we expect to continue to impact, both positively and negatively, our financial position, results of operations and cash flows.

•

Positive Impact. The Healthcare Reform Acts contain provisions that create a national high-risk insurance pool, temporarily extend health coverage to individuals with pre-existing medical conditions, prohibit the denial of health coverage to children with pre-existing conditions, prohibit the denial of health coverage to adults with pre-existing conditions and place limits on insurers with respect to lifetime and annual caps on health coverage, and increase the number of patients with private insurance.

•

Negative Impact. The Healthcare Reform Acts contain the following provisions that we have identified as having a negative or potential negative impact on our overall financial position, results of operations and cash flows:

•

Effective January 1, 2011, pharmaceutical companies, including Questcor, must provide rebates to cover a portion of the Medicare Part D “donut hole,” which is the gap between Medicare funding and Medicare recipient’s drug deductibles. Approximately 25% of our sales for MS are to Medicare insureds. We estimate our obligation could be as much as $1,800 per Medicare insured per year. At current sales levels, we estimate this obligation would be less than $0.5 million.

•

Effective January 1, 2011, the U.S. Federal government will allocate an annual fee among manufacturers of branded prescription drugs based on market share, in the aggregate, for specified government programs. The Healthcare Reform Acts define market share as our aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered entities. We do not anticipate this annual fee will be material for 2011, but such annual fees may become material in future periods.

•

We expect the number of Medicaid patients to increase gradually through 2014. We further expect this expansion more likely to impact the number of adults in Medicaid because many states have already set their eligibility criteria for children at or above the level designated in the Healthcare Reform Acts. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.

Many of the provisions of the Healthcare Reform Acts require rulemaking action by governmental agencies to implement. As various agencies implement these rules and regulations, our business may be negatively impacted other than as described above. In addition, Congress and the President may make additional refinements to the Healthcare Reform Acts which may have an additional, potential negative impact on our overall financial position, results of operations and cash flows. At this time, we cannot predict the full

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

impact of the Healthcare Reform Acts, or the timing and impact of any future rules or regulations promulgated to implement the Healthcare Reform Acts. We believe that the Healthcare Reform Acts and related rulemaking actions will likely have an overall negative effect on our net sales over time; however, at this time, we cannot determine the timing and magnitude of various positive and negative effects upon our business.

TRICARE Retail Pharmacy Programs

The Department of Defense, or DoD, Tricare Retail Pharmacy program became effective on May 26, 2009, pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to Tricare beneficiaries through retail pharmacies. The regulation further requires that pharmaceutical products paid for by the DoD through the Tricare Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the Tricare Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for Tricare rebates as of the year ended December 31, 2009 which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009.

Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the Tricare Retail Pharmacy program of $5,670 per vial, or a reduction of $14,925 from the previous rebates of $20,535. Consequently, we recorded sales reserves of $0.3 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and $1.4 million for both the three and nine months ended September 30, 2009.

Government Chargebacks

We permit certain other government-supported entities, such as those covered by our contract with the Veterans Administration or eligible Public Health Service, or PHS, 340(B) entities, to purchase Acthar from CuraScript SD based on a contractual amount. Because our payment terms with CuraScript SD are approximately 30 to 45 days, we include actual chargebacks taken plus an estimate applied to the units in channel when estimating the sales reserve related to government chargebacks. Sales to the Veteran Administration and PHS 340(B) entities are generally immaterial to our financial position as a whole.

Co-Pay Assistance Programs

We sponsor co-pay assistance programs for Acthar patients which are administered by NORD and the Chronic Disease Fund. We account for these co-pay assistance program payments as a reduction to our revenue.

Total Sales-related Reserves

At September 30, 2010 and December 31, 2009, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2010	December 31, 2009
Medicaid rebates	$17,659	$11,070
Tricare rebates	4,437	3,530
Government chargebacks	6	322

Total	$22,102	$14,922

Product Sales Returns

On a limited basis, we generally authorize Acthar exchanges for expiring and expired product in accordance with our stated return policy, which allows CuraScript SD to return product within one month of its expiration date and for a period up to three months after such product has reached its expiration date. We exchange returns for replacement product and we include in the cost of sales the estimated costs for such exchanges, which include actual product material costs and related shipping charges. Product exchanges have been insignificant since we began utilizing the services of CuraScript SD to distribute Acthar.

Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and accounts receivables. One specialty distributor, CuraScript SD, accounts for a substantial portion of our account receivables. For the nine months ended September 30, 2010, revenue from CuraScript SD accounted for 99% of our revenue. We maintain an immaterial amount of reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Inventories

Inventories at September 30, 2010 consisted of $3.2 million of raw materials and $0.1 million of finished goods. Inventories at December 31, 2009 consisted of $2.9 million of raw materials and $0.5 million of finished goods. We state inventories, net of allowances, at the lower of cost or market. We determine cost by the first-in, first-to-expire method.

We review inventory periodically for slow-moving or obsolete status. We adjust our inventory to reflect situations in which we do not expect to recover the cost of inventory. We would record a reserve to adjust inventory to its net realizable value: (i) when a product is close to expiration and we do not expect it to be sold, (ii) when a product has reached its expiration date or (iii) when we do not expect a product to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to assess the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have been immaterial, and we account for such adjustments in the current period as a change in estimate.

Supply Concentration Risks

We obtain some materials used in our products from a single source. We have a supply agreement with BioVectra dcl, for the active pharmaceutical ingredient, or API, in Acthar. Currently, BioVectra dcl, or BioVectra, is our sole source supplier for the API contained in Acthar. We also have a supply agreement with Cangene bioPharma, Inc., or Cangene, pursuant to which Cangene will continue to manufacture supplies of Acthar for us. Cangene is our sole source for Acthar final product. We have a supply agreement with Meda Pharmaceuticals, or Meda, to manufacture commercial quantities of Doral. Currently, Meda is our sole source for Doral.

Cash Equivalents and Short-Term Investments

A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
September 30, 2010
Cash equivalents	$29,335	$—	$—	$29,335

Short-term investments:
Certificates of deposit	$7,400	$37	$—	$7,437
Government-sponsored enterprises	35,265	44	—	35,309
Municipal bonds	7,455	9	(6)	7,458
Corporate bonds	15,562	15	(5)	15,572

	$65,682	$105	$(11)	$65,776

December 31, 2009
Cash equivalents	$34,445	$—	$—	$34,445

Short-term investments:
Certificates of deposit	$5,360	$—	$(7)	$5,353
Government-sponsored enterprises	14,066	3	(45)	14,024
Municipal bonds	10,474	40	(13)	10,501

	$29,900	$43	$(65)	$29,878

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amortized cost and fair value of short-term investment securities at September 30, 2010, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,085	$12,100
Due after one through two years	53,597	53,676

Total short-term investments	$65,682	$65,776

As of September 30, 2010, the average contractual maturity of our short-term investments was approximately 17 months.

As of September 30, 2010 we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$—	$—	$(6)	$1,360
Corporate bonds	—	—	(5)	7,368

Total	$—	$—	$(11)	$8,728

The gross unrealized losses reported above for September 30, 2010 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through September 30, 2010. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, and accounts receivable. We consider the carrying amount of cash and cash equivalents, short-term investments, and accounts receivables to be representative of their respective fair values because of the short-term nature of those investments.

Fair Value Measurements

We account for fair value measurements under ASC 820 “Fair Value Measurements and Disclosures”, or ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

         We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2010, we valued all of our assets and liabilities using Level 1inputs, except for our short-term investments. We have valued the short-term investments based on quoted market prices obtained from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades,

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. While we utilize multiple third party pricing services to obtain fair value, we generally obtain one price for each individual security. We perform monthly analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The analyses include a review of month-to-month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security. We also review the fair value hierarchy classification. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the accompanying Consolidated Balance Sheet at September 30, 2010 (in thousands):

	Basis of Fair Value Measurements
	Balance at September 30, 2010	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$29,335	$29,335	$—	$—
Corporate bonds	15,572	—	15,572	—
Government-sponsored enterprises	35,309	—	35,309	—
Certificates of deposit	7,437	—	7,437	—
Municipal bonds	7,458	—	7,458	—

	$95,111	$29,335	$65,776	$—

We do not have any liabilities that are measured at fair value on a recurring basis. We measure certain assets and liabilities at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010.

Comprehensive Income

ASC 220 “Comprehensive Income”, or ASC 220, requires reporting and displaying comprehensive income and its components, which includes net income and unrealized gains and losses on investments. The following table summarizes comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$11,520	$1,223	$28,654	$18,208
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	9	(58)	86	(245)

Comprehensive income	$11,529	$1,165	$28,740	$17,963

Stock-Based Compensation

We recognize compensation expense for all stock-based awards made to employees and directors. We estimate the fair value of stock-based awards at the grant date using an option pricing model and we recognize the portion that we ultimately expect to vest as compensation cost over the requisite service period.

Since we recognize stock-based compensation only for those awards that we ultimately expect to vest, we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and expected employee stock option exercise behaviors. We estimate the expected term based on the contractual term of the awards and employees’ exercise and expected post-vesting termination behavior.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At September 30, 2010, there was $7.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.8 years.

Stock-based compensation cost is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative	$737	$512	$2,097	$1,896
Research and development	150	157	698	478

Total	$887	$669	$2,795	$2,374

Net Income Per Share

We compute basic net income per common share by dividing the net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted net income per share by dividing the net income for the period by the weighted-average number of common and common equivalent shares, such as stock options and unvested restricted shares outstanding during the period. Diluted earnings for common stockholders per common share considers the impact of potentially dilutive securities.

Basic and diluted net income per share was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$11,520	$1,223	$28,654	$18,208

Shares used in computing net income per share:
Basic	62,105	64,009	62,019	64,570
Effect of dilutive potential common shares:
Stock options	2,698	1,977	2,259	2,171
Restricted stock	12	7	14	12

Diluted	64,815	65,993	64,292	66,753

Net income per share:
Basic	$0.19	$0.02	$0.46	$0.28

Diluted	$0.18	$0.02	$0.45	$0.27

The following table presents the shares excluded from the computation of diluted net income per share as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	375	2,413	458	2,397

Purchased Technology, Goodwill and Other Long-Lived Assets

As of September 30, 2010, our purchased technology, goodwill and other long-lived assets consisted of the following:

•

Purchased Technology – In May 2006, we purchased the rights in the United States to Doral from MedPointe Healthcare Inc (now Meda Pharmaceuticals) pursuant to an Assignment and Assumption Agreement, or Agreement. We made a $2.5 million cash payment on the transaction closing date and a second cash payment of $1.5 million in December 2006 related to our receipt of written notification from the FDA of the FDA’s approval of an alternative source to manufacture and supply the active ingredient quazepam for Doral. In addition, under the terms of the Agreement, we acquired the finished goods inventories of Doral existing at the closing date and assumed an obligation to pay a royalty to IVAX Research, Inc., or IVAX, on net sales of Doral. In January 2007, we made a cash payment of $0.3 million to IVAX to eliminate the royalty obligation. We amortize the purchased technology on a straight-line basis over Doral’s expected life of 15 years. Accumulated amortization for the Doral purchased technology was $1.2 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•

Goodwill – In 1999, we merged with RiboGene, Inc. and recorded goodwill in the amount of $1.0 million. Goodwill, net of accumulated amortization, was $0.3 million for both September 30, 2010 and December 31, 2009, respectively.

•

Other Long-Lived Assets – Other long-lived assets generally consists of property and equipment, net of accumulated depreciation. Property and equipment, net was $0.6 million and $0.4 million as of September 30, 2010 and December 31, 2009, respectively. Accumulated depreciation was $2.1 million and $2.0 million as of September 30, 2010 and December 31, 2009, respectively.

We must exercise significant judgment when determining whether or not our purchased technology, goodwill and other long-lived assets are impaired as well as the expected useful life of purchased technology. Changes in strategy or market conditions could significantly impact these judgments and require a write-down of our recorded asset balances and a reduction in the expected useful life of our purchased technology. Such a write-down of our recorded asset balances or reduction in the expected useful life of our purchased technology would increase our operating expenses. In accordance with ASC 350 “Intangibles-Goodwill and Other,” or ASC 350, we review goodwill for impairment on an annual basis or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Our fair value is compared to the carrying value of our net assets, including goodwill. If the fair value is greater than the carrying amount, then no impairment is indicated. In accordance with ASC 360 “Property Plant and Equipment,” or ASC 360, we review long-lived assets, consisting of property and equipment and purchased technology, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Recoverability of assets is measured by comparing the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the use or disposition of the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, we adjust the assets’ carrying value to fair value. As of September 30, 2010, there were no impairment indicators.

Commitments, Indemnifications and Contingencies

We are involved in legal proceedings incidental to our business from time to time. We do not believe that pending actions or proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows, and adequate provision has been made for the resolution of such actions and proceedings.

Segment Reporting

We currently operate in only one segment, biopharmaceutical products.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes”, or ASC 740. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2009. Such annual limitations could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2009 before utilization.

Income tax expense for the three months ended September 30, 2010 and 2009 was $5.4 million and $0.7 million, respectively, and our effective tax rate for financial reporting purposes was approximately 32.0% and 37.3%, respectively. For the nine months ended September 30, 2010 and 2009, income tax expense was $14.8 million and $10.4 million, respectively, and our effective tax rate for

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

financial reporting purposes was approximately 34.0% and 36.4%, respectively. The decrease in our effective income tax rate is due to the Internal Revenue Code, or IRC, Section 199 Income Attributable to Domestic Production Activities deduction credit which increased to 9% in 2010 as compared to 6% in 2009.

Equity Transactions

On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million of our common shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the common share repurchase program authorization by an additional 6.5 million shares. Under this stock repurchase plan, we have repurchased a total of 8.4 million shares of our common stock for $36.7 million through September 30, 2010, at an average price of $4.39 per share. There were no repurchases in the three and nine months ended September 30, 2010. As of September 30, 2010, there are 5.1 million shares authorized remaining under our stock repurchase plan.

Related Party Transactions

An immediate family member of the CEO was hired as an employee effective September 8, 2009. In accordance with our Related Party Transaction Policy, this transaction was approved by the disinterested members of our Board of Directors. We paid this immediate family member of the CEO compensation totaling approximately $40,000 and $0.2 million for the three and nine months ended September 30, 2010, respectively. In addition, an immediate family member of one of our Vice Presidents is a Senior Vice President for a company that provided certain consulting services to us totaling approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determine fair values. We adopted these standards in the first quarter of 2010. The adoption did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, U.S. Securities and Exchange Commission, or SEC, filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance. The adoption did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We adopted this guidance in the third quarter of 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

Subsequent Events

On October 15, 2010, the FDA approved our supplemental New Drug Application, or sNDA, for Acthar for the treatment of IS, an ultra-rare orphan disorder affecting approximately 2,000 American children annually. IS is a devastating and potentially life-threatening form of epilepsy seen in infancy and early childhood. In conjunction with the approval of the IS indication, and as a result of the FDA’s orphan designation for Acthar in the treatment of IS, the FDA has also granted Acthar a seven-year exclusivity period during which the FDA is prohibited from approving any other adrenocorticotropic hormone (ACTH) product for IS unless the other product is demonstrated to be clinically superior to Acthar. Also, along with the approval notice for IS, the FDA modernized the label for Acthar. Prior to the approval for IS, the Acthar label included 52 approved indications. The new Acthar label now includes 19 indications. The FDA has also finalized a medication guide for Acthar in the treatment of IS. We will provide this guide with each Acthar prescription for IS and assess the guide’s usefulness and usage by caregivers of IS patients.

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

Overview

We are a biopharmaceutical company whose products help patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from two indications: the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, and the treatment of infantile spasms, or IS, in infants and children under two years of age. We are also implementing plans to commercialize Acthar for use in treating nephrotic syndrome, or NS. Specifically with respect to NS, the FDA has agreed with us that there is enough evidence to maintain the indication to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus. Brief descriptions of the indications we treat are as follows:

•

MS causes the immune system to attack the protective covering of the nerves, leading to impaired sensory and motor nerve function, and, in most cases, some degree of disability. The myelin sheath is a protective covering around a portion of nerve cells that allows the cells to transmit impulses quickly and effectively. In MS, the myelin sheath is damaged, causing varying symptoms that include increased difficulty moving and progressive weakness. An exacerbation is a sudden worsening of these symptoms. The goal of treatment by neurologists of an MS exacerbation is to return the patient to the level of functionality that existed before the exacerbation occurred. Neurologists generally do not prescribe Acthar unless the MS patient has not adequately responded to, cannot tolerate or cannot take intra-venous steroids. Acthar has been used as a second line treatment to treat MS exacerbations for the last several years. Treatment for MS exacerbations using Acthar generally requires two vials.

•

IS is a specific type of epilepsy seen in infancy and very early childhood; it is also known as West Syndrome. IS is characterized by spasms and a specific pattern of electroencephalography, or EEG, called hypsarrhythmia. The onset of infantile spasms is usually in the first year of life. IS is considered a medical emergency because the normal developmental process for the baby is adversely impacted by IS. The prognosis for infants with IS is generally poor, with significant developmental delay, and potentially death, if it is not treated successfully. The goal of child neurologists in treating IS is to eliminate both the spasms and hypsarrhythmia. We believe child neurologists who treat IS often consider Acthar the treatment of choice even though other treatments are available. Acthar has been used to treat IS for many decades. Treatment for IS using Acthar generally requires four to five vials, although sometimes fewer vials are used. Due to recent action by the FDA, Acthar is now approved for the treatment of IS.

•

NS occurs when there is a malfunction in the kidney’s filtering system (glomeruli) causing protein in the blood to leak into the urine (proteinuria). This results in fluid accumulating in the body; prolonged proteinuria has been shown to cause kidney failure, or end-stage renal disease. Patients who reach end stage renal disease require kidney dialysis or kidney transplantation surgery. NS can be classified by the damage occuring to different cells in the kidney, for example, idiopathic membraneous nephropathy (IMN) or focal segmented glomerular sclerosis (FSGS). The goal of nephrologists in treating proteinuria is to reduce the level of proteinuria by 50% or more. Proteinuria associated with IMN, FSGS and lupus nephritis are included in the labeled indication for Acthar. To date, physicians have used Acthar to treat approximately one hundred NS patients. While physicians have not yet developed a common dosing administration protocol for Acthar in treating NS, treatment regimens for NS have historically used six to ten vials of Acthar in treating each NS patient.

In addition to the preceding indications, Acthar is also indicated for the treatment of the following disease states:

•

Rheumatic Disorders: As adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in Psoriatic arthritis; Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy); and Ankylosing spondylitis.

•	Collagen Diseases: During an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus and systemic dermatomyositis (polymyositis).

•	Dermatologic Diseases: Severe erythema multiforme and Stevens-Johnson syndrome.

•	Allergic States: Serum sickness.

•

Ophthalmic Diseases: Severe acute and chronic allergic and inflammatory processes involving the eye and its adnexa such as keratitis, iritis, iridocyclitis, diffuse posterior uveitis and choroiditis; optic neuritis; chorioretinitis; and anterior segment inflammation.

•	Respiratory Diseases: Symptomatic sarcoidosis.

We also market Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009:

Recorded Net Sales

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Revenue	$43,687	$31,337	$12,350	39%

Less sales reserves:
Provision for Medicaid rebates	11,646	14,107	(2,461)	(17)%
Provision for chargebacks	72	1,807	(1,735)	(96)%
Provision for Tricare rebates	346	1,400	(1,054)	(75)%
Co-payment assistance and other	349	172	177	103%

Total sales reserves	12,413	17,486	(5,073)	(29)%

Net sales	$31,274	$13,851	$17,423	126%

Net sales for the three months ended September 30, 2010 and 2009 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended September 30, 2010 totaled $31.3 million as compared to $13.6 million during the same period in 2009. Net sales for the three months ended September 30, 2009 were negatively affected by the combination of a lower number of prescriptions for the treatment of IS, unusually high amounts of Medicaid rebates related to Acthar usage in previous quarters ($4.6 million), and an adjustment to our rebate reserves for Tricare sales. The increase in Acthar net sales as compared to the previous period was also affected by the following factors:

•	An increase in Acthar vials shipped (1,890 vials shipped for the three months ended September 30, 2010 as compared to 1,354 vials shipped for the three months ended September 30, 2009);

•

A reduction in the per vial rebate liability to U.S. government insurance plans (provision in the recently passed Patient Protection and Affordable Care Act of 2010 which reduced the effective Medicaid rebate from 110% to 100% of the amount we receive for Medicaid prescriptions);

•	An increase in our Medicaid Managed Care rebate, which became effective March 23, 2010; and

•	An improvement in pricing with Tricare, which resulted in an increase in net sales of $1.1 million in the three months ended September 30, 2010

.

On a sequential basis, net sales increased by $3.0 million to $31.3 million in the three months ended September 30, 2010, compared to $28.3 million in the three months ended June 30, 2010.

During 2009, we expanded our MS sales force to support our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS. Since then, our increased sales efforts and our initiatives to educate MS specialists about the treatment benefits of Acthar have resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients in the three months ended September 30, 2010 as compared to the same period in 2009. During the three months ended September 30, 2010, new paid Acthar prescriptions processed by our reimbursement support center for the treatment of MS exacerbations increased by approximately 129% as compared to the three months ended September 30, 2009. In order to build upon these positive prescription trends, we further expanded our sales organization during the three months ended September 30, 2010, resulting in a sales organization of 77 sales representatives as of the end of the quarter.

There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful. . The process of significantly expanding a sales force in the biopharmaceutical industry is complex. Individual sales territories are modified and re-allocated across the enlarged sales force, which can cause disruption in the selling effort. Additionally, while the cost of the new sales representatives impacts our operating expenses immediately, there can be a delay in the new representatives’ expected positive impact on our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish relationships with prescribing physicians within their territories. As such, even if our sales force expansion is successful in the long-term, there can be a near-term negative impact on our financial results from the expansion.

There has been significant variability in prescription activity on a quarterly basis in the use of Acthar in the treatment of IS. Acthar shipments may be affected by seasonality as well as quarter-to-quarter fluctuations driven by the relatively small IS patient population. We believe these fluctuations are principally due to the low incidence of IS, as a relatively small number of cases can create meaningful fluctuations. We will continue to monitor these factors as there may be volatility in our Acthar shipments and end user demand in future periods. During the three months ended September 30, 2010, prescription levels for Acthar for the treatment of IS were within the normal historic range.

In addition, we initiated a small pilot selling effort in April for NS, and in October have begun to hire a limited number of sales representatives who will market Acthar exclusively to nephrologists.

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

Cost of Sales and Gross Profit

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Cost of sales	$2,292	$2,006	$286	14%
Gross profit	$28,982	$11,845	$17,137	145%
Gross margin	93%	86%

Cost of sales for the three months ended September 30, 2010 increased $0.3 million as compared to the three months ended September 30, 2009. Cost of sales includes material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. The increase in cost of sales was primarily due to an increase in product stability testing and royalties on Acthar net sales, offset by a reduction in distribution costs.

Selling, General and Administrative

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Selling, general and administrative expense	$9,895	$7,676	$2,219	29%

The increase in selling, general and administrative expense for the three months ended September 30, 2010 as compared to the same period in 2009 was due primarily to increases in headcount-related costs and costs associated with an expanded sales and marketing effort.

Headcount-related costs included in selling, general and administrative expense increased by approximately $2.0 million as compared to the same period in 2009. The increase primarily reflects the 2009 expansion of our sales force to 38 representatives and additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS. To further build on these positive prescription trends, we doubled the size of our sales organization during the three months ending September 30, 2010, increasing the sales force to 77 Acthar specialists. There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful, and, even if it is successful in the long-term, our sales force expansion may cause near-term volatility in our financial results.

Research and Development

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Research and development	$2,178	$2,215	$(37)	(2)%

Costs included in research and development relate primarily to the resubmission of our Acthar sNDA for IS to the FDA (which was approved by the FDA on October 15, 2010), the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities. The slight decrease in research and development expenses was due primarily to decreases in the costs related to our resubmission of our sNDA, partially offset by increases in headcount-related costs and funding of medical research projects.

We currently fund pre-clinical and clinical investigator-initiated studies, many of which are examining the use of Acthar in the treatment of NS and MS. We are also now beginning to fund exploratory pre-clinical research evaluating whether Acthar could have potential value in the management of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s Disease) and traumatic brain injury. Efforts to identify additional potential new uses for Acthar are ongoing and we expect to incur increased expenses in 2011 related to such research and development efforts.

Depreciation and Amortization

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Depreciation and amortization	$137	$123	$14	11%

Depreciation and amortization expense for the three months ended September 30, 2010 was consistent with depreciation and amortization expense for the same period in 2009.

Total Other Income

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Total other income	$171	$120	$51	43%

Total other income for the three months ended September 30, 2010 remained relatively consistent with other income for the same period in 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

Net Sales

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Revenue	$115,985	$100,630	$15,355	15%

Less sales reserves:
Provision for Medicaid rebates	27,996	32,435	(4,439)	(14)%
Provision for chargebacks	72	4,157	(4,085)	(98)%
Provision for Tricare rebates	907	1,400	(493)	(35)%
Co-payment assistance and other	1,176	223	953	427%

Total sales reserves	30,151	38,215	(8,064)	(21)%

Net sales	$85,834	$62,415	$23,419	38%

Net sales for the nine months ended September 30, 2010 and 2009 were comprised of our products Acthar and Doral. Net sales of Acthar for the nine months ended September 30, 2010 totaled $85.5 million as compared to $61.9 million during the same period in 2009. Net sales for the nine months ended September 30, 2009 were negatively affected by the following events in the third quarter of 2009: a lower number of prescriptions for the treatment of IS, unusually high amounts of Medicaid rebates related to Acthar usage in previous quarters ($4.6 million), and an adjustment to our rebate reserves for Tricare sales. The increase in Acthar net sales as compared to the previous period was also affected by the following:

•	An increase in Acthar vials shipped (5,016 vials shipped for the nine months ended September 30, 2010 as compared to 4,347 vials shipped for the nine months ended September 30, 2009);

•

A reduction in the per vial rebate liability to U.S. government insurance plans (provision in the recently passed Patient Protection and Affordable Care Act of 2010 which reduced the effective Medicaid rebate from 110% to 100% of the amount we receive for Medicaid prescriptions); and

•	An improvement in pricing with Tricare which resulted in an increase in net sales of $0.5 million in the nine months ended September 30, 2010.

Additionally, during the nine months ended September 30, 2010, new paid Acthar prescriptions for the treatment of MS exacerbations increased by approximately 142% as compared to the same period of 2009.

Cost of Sales and Gross Profit

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Cost of sales	$6,290	$5,119	$1,171	23%
Gross profit	$79,544	$57,296	$22,248	39%
Gross margin	93%	92%

Cost of sales for the nine months ended September 30, 2010 increased $1.2 million as compared to the nine months ended September 30, 2009. The increase in cost of sales was primarily due to an increase in product stability testing and royalties on Acthar net sales, offset by a reduction in distribution costs.

Selling, General and Administrative

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Selling, general and administrative expense	$28,242	$22,109	$6,133	28%

The increase in selling, general and administrative expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was due primarily to increases in headcount-related costs and costs associated with an expanded sales and marketing effort to increase Acthar sales in MS, including preparation for the anticipated launch of IS upon approval by the FDA.

Headcount-related costs included in selling, general and administrative expense increased by approximately $4.6 million as compared to the same period in 2009. The increase reflects the 2009 expansion of our sales force to 38 representatives and additional managers in order to build upon continued positive growth trends in prescriptions of Acthar for the treatment of exacerbations associated with MS. Building further on these positive prescription trends, we doubled the size of our sales organization during the three months ending September 30, 2010, increasing the sales force to 77 Acthar specialists. There can be no guarantee that this prescription growth trend will continue or that our sales force expansion will be successful.

Costs associated with the support of our Acthar strategy increased by approximately $1.5 million in the nine months ended September 30, 2010 as compared to the same period in 2009. The increase is due primarily to our sales and marketing program for MS and the costs associated with the anticipated launch of IS.

Research and Development

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Research and development	$7,868	$6,991	$877	13%

The increase in research and development expenses was due primarily to increases in headcount-related costs and funding of medical research projects, offset by the costs incurred during the nine months ended September 30, 2009 related to the resubmission of our Acthar sNDA for IS to the FDA, which included outside research and consulting costs.

Depreciation and Amortization

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Depreciation and amortization	$392	$359	$33	9%

Depreciation and amortization expense for the nine months ended September 30, 2010 was consistent with depreciation and amortization expense for the same period in 2009.

Total Other Income

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2010	2009
	(in $000’s)
Total other income	$386	$810	$(424)	(52)%

Total other income for the nine months ended September 30, 2010 decreased $0.4 million as compared to total other income for the same period in 2009. The decrease was due primarily to lower interest income resulting from a lower yield on our cash, cash equivalent and short-term investment balances during the nine months ended September 30, 2010 as compared to the same period in 2009, and the inclusion of a $0.2 million gain on the sale of product rights during the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had cash, cash equivalents and short-term investments of $111.4 million and working capital of $103.4 million, compared to cash, cash equivalents and short-term investments of $75.7 million and working capital of $71.0 million at December 31, 2009.

For the nine months ended September 30, 2010, we generated $35.0 million of cash from operations, primarily the result of net income of $28.7 million, plus the total change in operating assets and liabilities of $2.6 million (which included an increase in our sales-related reserves of $7.2 million, offset by a decrease in accounts payable of $4.6 million), $2.8 million in share-based compensation expense, $0.5 million in amortization of investments and $0.4 million in depreciation and amortization expense. For the nine months ended September 30, 2009, we generated $27.8 million of cash from operations, primarily the result of net income of $18.2 million, plus the total change in operating assets and liabilities of $6.4 million (which included an increase in our sales-related reserves of $2.1 million, an increase in accounts payable of $8.4 million, offset by a decrease in prepaid income taxes of $1.9 million), $2.4 million in share-based compensation expense, $0.6 million in deferred income taxes, $0.4 million in depreciation and amortization expense offset by ($0.2) million for the gain on sale of product rights.

For the nine months ended September 30, 2010, we used $36.6 million of cash from investing activities, primarily due to the purchase of short-term investments ($90.0 million), offset by the maturities of short-term investments ($53.7 million). For the nine months ended September 30, 2009, we received $5.0 million from investing activities, primarily due to the maturities of our short-term investments ($55.1 million), offset by the purchase of short-term investments ($50.3 million).

For the nine months ended September 30, 2010, we received $1.4 million from financing activities, primarily due to the issuance of common stock associated with our Employee Stock Purchase Plan and the exercise of stock option. For the nine months ended September 30, 2009, we used $9.8 million primarily for the repurchase of common stock ($11.2 million), offset by the issuance of common stock ($0.9 million).

In February 2008, our board of directors approved a stock repurchase plan that provides for our repurchase of up to 7 million of our common shares in either open market or private transactions, which will occur from time to time and in such amounts as management deems appropriate. In May 2009, our board of directors increased our common share repurchase program authorization by an additional 6.5 million shares. We did not repurchase any shares of our common stock under our share repurchase program during the first nine months of 2010. As of September 30, 2010, there are 5.1 million shares authorized remaining under the stock repurchase plan.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determine fair values. We adopted these standards in the first quarter of 2010. The adoption did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, U.S. Securities and Exchange Commission, or SEC, filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance. The adoption did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We adopted this guidance in the third quarter of 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk at September 30, 2010 has not changed materially from December 31, 2009, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, 2010.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings incidental to our business from time to time. We do not believe that pending actions or proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows, and adequate provision has been made for the resolution of such actions and proceedings.

ITEM 1A.	RISK FACTORS

Information about material risks related to the Company’s business, financial condition and results of operations for the quarterly period ended September 30, 2010, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:

•	the Company’s ability to continue to successfully implement its Acthar-centric business strategy, including its expansion in the MS marketplace and other therapeutic areas;

•	FDA approval of and the market introduction of competitive products;

•	the Company’s ability to operate within an industry that is highly regulated at both the Federal and state level;

•	regulatory changes or other policy actions by governmental authorities and other third parties as recently adopted U.S. healthcare reform legislation is implemented;

•	the complex nature of the Company’s manufacturing process and the potential for supply disruptions or other business disruptions;

•	the Company’s ability to receive high reimbursement levels from third party payers;

•	the Company’s ability to estimate reserves required for Acthar used by government entities and Medicaid-eligible patients;

•	the inventories carried by the Company’s distributor, CuraScript Specialty Distributor, as well as inventories carried by specialty pharmacies and hospitals;

•	research and development risks, including risks associated with the Company’s preliminary work in the area of nephrotic syndrome;

•	the lack of patent protection for Acthar;

•	volatility in the Company’s monthly and quarterly Acthar shipments and end-user demand;

•	the Company’s ability to attract and retain key management personnel and sales representatives; and

•	the impact to the Company’s business caused by economic conditions.

These and other risks are described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

Exhibit No	Description

10.1	Supply Agreement, by and between Questcor Pharmaceuticals, Inc. and BioVectra, Inc., dated July 14, 2010. +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: November 2, 2010	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Kristine Engelke
Kristine Engelke
Principal Accounting Officer

Exhibit Index

Exhibit No	Description

10.1	Supply Agreement, by and between Questcor Pharmaceuticals, Inc. and BioVectra, Inc., dated July 14, 2010. +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+	The Company has requested confidential treatment with respect to portions of this exhibit.