Form 10-Q
period 2011-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2011-04-27
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 786-4200

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2011 there were 61,675,282 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,089	$41,508
Short-term investments	55,605	73,324

Total cash, cash equivalents and short-term investments	121,694	114,832
Accounts receivable, net of allowances of $24 and $25 at March 31, 2011 and December 31, 2010, respectively	12,333	11,128
Inventories, net of allowances of $280 and $158 at March 31, 2011 and December 31, 2010, respectively	4,143	3,726
Prepaid income taxes	3,869	3,532
Prepaid expenses and other current assets	2,079	1,864
Deferred tax assets	8,363	8,417

Total current assets	152,481	143,499
Property and equipment, net	1,584	872
Purchased technology, net	3,001	3,074
Goodwill	—	299
Deposits and other assets	65	65
Deferred tax assets	4,184	4,184

Total assets	$161,315	$151,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,046	$3,869
Accrued compensation	3,294	4,158
Sales-related reserves	23,358	21,511
Income taxes payable	5,666	—
Other accrued liabilities	1,035	1,973

Total current liabilities	38,399	31,511
Lease termination, deferred rent and other non-current liabilities	179	355

Total liabilities	38,578	31,866

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized 61,675,282 and 62,418,464 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	66,178	74,809
Retained earnings	56,519	45,295
Accumulated other comprehensive income	40	23

Total shareholders’ equity	122,737	120,127

Total liabilities and shareholders’ equity	$161,315	$151,993

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Net sales	$36,833	$26,244
Cost of sales (exclusive of amortization of purchased technology)	1,872	1,998

Gross profit	34,961	24,246
Operating expenses:
Selling and marketing	11,252	6,650
General and administrative	3,873	2,726
Research and development	2,981	2,747
Depreciation and amortization	198	125
Impairment of goodwill	299	—

Total operating expenses	18,603	12,248

Income from operations	16,358	11,998
Interest and other income, net	265	96

Income before income taxes	16,623	12,094
Income tax expense	5,399	4,242

Net income	$11,224	$7,852

Net income per share:
Basic	$0.18	$0.13

Diluted	$0.17	$0.12

Shares used in computing net income per share:
Basic	62,219	61,893

Diluted	65,374	63,566

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$11,224	$7,852
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	1,812	1,029
Deferred income taxes	54	—
Amortization of investments	(111)	147
Depreciation and amortization	198	125
Impairment of goodwill	299	—
Loss on disposal of property and equipment	11	—
Income tax benefit realized from share-based compensation plans	212	—
Changes in operating assets and liabilities:
Accounts receivable	(1,205)	1,436
Inventories	(417)	28
Prepaid income taxes	(337)	—
Prepaid expenses and other current assets	(215)	12
Accounts payable	1,177	(9,268)
Accrued compensation	(864)	(421)
Sales-related reserves	1,847	(1,420)
Income taxes payable	5,666	3,442
Other accrued liabilities	(938)	(844)
Other non-current liabilities	(176)	(81)

Net cash flows provided by operating activities	18,237	2,037

INVESTING ACTIVITIES
Purchase of property and equipment	(848)	(127)
Purchase of short-term investments	(21,866)	(10,831)
Proceeds from maturities of short-term investments	39,713	2,000

Net cash flows provided by / (used in) investing activities	16,999	(8,958)

FINANCING ACTIVITIES
Issuance of common stock, net	798	520
Repurchase of common stock	(11,453)	—

Net cash flows (used in) / provided by financing activities	(10,655)	520

Increase (decrease) in cash and cash equivalents	24,581	(6,401)
Cash and cash equivalents at beginning of period	41,508	45,829

Cash and cash equivalents at end of period	$66,089	$39,428

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2	$1

Cash paid for income taxes	$70	$800

Excess tax benefit from share-based compensation plans	$658	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company

Questcor Pharmaceuticals, Inc. is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of nephrotic syndrome, or NS and (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age. With respect to NS, Acthar is approved to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or due to lupus erythematosus. We are also exploring the possibility of developing markets for other on-label indications and pursuing FDA approval of additional indications not currently on the Acthar label where there is high unmet medical need.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have modest sales of Doral.

2. Summary of Significant Accounting Policies

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss has passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. We also support Acthar patient assistance programs administered by the National Organization of Rare Diseases, or NORD, and the Chronic Disease Fund. These and other patient-oriented support programs have now provided free drugs with a commercial value of over $80.7 million to patients since September 2007 through March 31, 2011. We do not recognize any revenue from our free drug program.

In the United States, our exclusive customer for Acthar is CuraScript Specialty Distributor, or CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar. We sell Acthar at a discount from our list price to CuraScript SD, who then sells Acthar primarily to approximately 12 specialty pharmacies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to many hospitals. In addition to Acthar, we sell Doral to pharmaceutical wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals.

International sales of our products are immaterial.

Net Sales

We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	Tricare retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs; and

•	Other deductions such as payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS’s regulations. States typically provide us with rebate invoices for their reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. We estimate the end of period liability and the sales reserve needed for these Medicaid rebates based on the following multi-step process:

•

Using a predictive model, we review national Medicaid statistics as well as internal information received from the Acthar reimbursement support center and from CuraScript SP for the most recent completed quarter to develop an estimate of future Medicaid rebate invoices that we expect to receive for the most recently completed quarter. This includes an estimate for both future Medicaid Fee for Service and Medicaid Managed Care Organization rebate invoices.

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

Using a similar process, we estimate the end of period liability and the sales reserve needed for Tricare retail program rebates, Medicare Part D Coverage Gap Discount Program, or Coverage Gap Discount, rebates (commonly known as the Medicare Part D “donut hole”), and chargebacks due to other government programs.

We also sponsor co-pay assistance programs for Acthar patients which are administered by NORD and the Chronic Disease Fund. We account for these payments as a reduction to our revenue.

Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the Tricare sales reserve, the Coverage Gap Discount reserves, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to estimate these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could differ significantly from our estimates because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS and NS are incorrect. If actual Medicaid rebates, or other government program rebates and chargebacks are significantly different from our estimates, we would account for such differences in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows may be negatively impacted.

Medicaid Rebates and the New National Health Care Legislation

In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, and subsequent changes passed during the third quarter of 2010, which we refer to collectively as the Health Care Reform Acts. The Health Care Reform Acts contain a number of provisions that have impacted, both positively and negatively, our financial position, results of operations and cash flows. The provisions of the Health Care Reform Acts have reduced our rebate provided to states for prescriptions filled for Medicaid patients to 100% of the Average Manufacturers Price, or AMP, which approximates the amount we charge to CuraScript SD. Before the passage of the Health Care Reform Acts, the formula used to calculate the per vial rebate required us to rebate 110% of our AMP, for Acthar. Effective March 23, 2010, the Health Care Reform Acts extended required Medicaid rebates to Medicaid Managed Care plans. Medicaid Managed Care plans provide for the delivery of Medicaid health benefits and additional services through an arrangement between a state Medicaid agency and managed care organizations. Our provision for expected Medicaid rebate liability and our quarterly sales reserves have included an estimate for Medicaid Managed Care usage since March 23, 2010.

Other Impacts from the National Health Care Legislation

In addition to the aforementioned impact to our required Medicaid rebates, the Health Care Reform Acts contain a number of provisions that we expect to continue to impact, both positively and negatively, our financial position, results of operations and cash flows.

•

Positive Impact. The Health Care Reform Acts contain provisions that create a national high-risk insurance pool, temporarily extend health coverage to individuals with pre-existing medical conditions, prohibit the denial of health coverage to children with pre-existing conditions, prohibit the denial of health coverage to adults with pre-existing conditions and place limits on insurers with respect to lifetime and annual caps on health coverage, and increase the number of patients with private insurance.

•

Negative Impact. The Health Care Reform Acts contain the following provisions that we have identified as having a negative or potentially negative impact on our overall financial position, results of operations and cash flows:

•

Effective January 1, 2011, pharmaceutical companies, including Questcor, must provide rebates to cover a portion of the Medicare Part D “donut hole,” which is the gap between Medicare funding and Medicare recipients’ drug deductibles. Approximately 25% of our sales for MS are to Medicare insureds. We estimate our obligation could be as much as $1,800 per Medicare insured per year. At current sales levels, we estimate this obligation would be less than $0.5 million per year.

•

Effective January 1, 2011, the U.S. federal government will allocate an annual fee among manufacturers of branded prescription drugs based on market share, in the aggregate, for specified government programs. The Health Care Reform Acts determine an individual manufacturer’s market share as the ratio of its aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered manufacturers. Based on industry data, we estimate our liability to be approximately $0.1 million. The impact of this reserve is included in our operating expenses.

•

We expect the number of Medicaid patients to increase gradually through 2014. We further expect this expansion more likely to impact the number of adults in Medicaid because many states have already set their eligibility criteria for children at or above the level designated in the Health Care Reform Acts. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.

Many of the provisions of the Health Care Reform Acts require rulemaking action by governmental agencies to implement. As various agencies implement these rules and regulations, our business may be negatively impacted other than as described above. In addition, Congress and the President may make additional refinements to the Health Care Reform Acts which may have an additional, potentially negative impact on our overall financial position, results of operations and cash flows. At this time, we cannot predict the full impact of the Health Care Reform Acts, or the timing and impact of any future rules or regulations promulgated to implement the Health Care Reform Acts. It is possible that the Health Care Reform Acts and related rulemaking actions may have an overall negative effect on our net sales over time. However, at this time, we cannot determine the timing and magnitude of various positive and negative effects upon our business. Furthermore, there continues to be active debate in Congress and the courts ranging from repeal of the Health Care Reform Acts to no change in the law.

TRICARE Retail Pharmacy Programs

The Department of Defense, or DoD, Tricare Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to Tricare beneficiaries through retail pharmacies. The regulation further requires that pharmaceutical products paid for by the DoD through the Tricare Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the Tricare Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for Tricare rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. This sales reserve is currently in dispute and remains intact at March 31, 2011.

Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the Tricare Retail Pharmacy program during 2010 of $5,670 per vial, or a reduction of $14,865 from the previous rebates of $20,535. Effective January 1, 2011, our rebate decreased to $5,528 per vial. We recorded sales reserves of $0.2 million for each of the three month periods ended March 31, 2011 and 2010, respectively.

Medicare Part D Coverage Gap Discount Program

Effective January 1, 2011, we are required to provide rebates to cover a portion of the Medicare Part D “donut hole,” which is the gap between Medicare funding and Medicare recipients’ drug deductibles. Approximately 25% of our sales for MS are to Medicare insureds. We estimate our obligation could be as much as $1,800 per Medicare insured per year.

Government Chargebacks

We permit certain other government-supported entities, such as those covered by our contract with the Veterans Administration or eligible Public Health Service, or PHS, 340(B) entities, to purchase Acthar from CuraScript SD based on a contractual amount. Because our payment terms with CuraScript SD are approximately 30 days, we include actual chargebacks taken plus an estimate applied to the units in channel when estimating the sales reserve related to government chargebacks. Sales to the Veterans Administration and PHS 340(B) entities are generally immaterial to our financial position as a whole.

Co-Pay Assistance Programs

We sponsor co-pay assistance programs for Acthar patients which are administered by NORD and the Chronic Disease Fund. We account for these co-pay assistance program payments as a reduction to our revenue.

Total Sales-related Reserves

At March 31, 2011 and December 31, 2010, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2011	December 31, 2010
Medicaid rebates	$19,437	$17,384
Tricare rebates	3,750	4,125
Medicare Part D Coverage Gap Discount Program rebates	120	—
Government chargebacks	37	2
Other discounts	14	—

Total	$23,358	$21,511

Product Sales Returns

On a limited basis, we generally authorize Acthar returns for expiring and expired product in accordance with our stated return policy, which allows CuraScript SD to return product within one month of its expiration date and for a period up to three months after such product has reached its expiration date. Product returns have been insignificant since we began utilizing the services of CuraScript SD to distribute Acthar.

Concentration of Credit Risk

Financial instruments which subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. We invest our cash in high credit quality government and corporate debt instruments and believe the financial risks associated with these instruments are minimal.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2011 would have approximated $2.0 million.

We extend credit to our customers, which consist of CuraScript SD, a specialty distributor for Acthar, and large drug wholesalers for the distribution of Doral. We have not experienced significant credit losses on our customer accounts. The relative share of our accounts receivable and gross product sales are as follows:

% of Accounts Receivable	March 31, 2011	December 31, 2010
CuraScript SD	99%	99%
Other customers	1%	1%

	100%	100%

% of Gross Product Sales	Three months ended March 31, 2011	Three months ended March 31, 2010
CuraScript SD	99%	99%
Other customers	1%	1%

	100%	100%

Inventories

We state inventories, net of allowances, at the lower of cost or market value. Cost is determined by the first-in, first-to-expire method.

We review inventory periodically for slow-moving or obsolete status. We adjust our inventory if we do not expect to recover the cost of inventory. We would record a reserve to adjust inventory to its net realizable value: (i) when a product is close to expiration and we do not expect it to be sold, (ii) when a product has reached its expiration date or (iii) when we do not expect a product to be saleable. In determining the reserves for our products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory and based on our evaluation have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to assess the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have been immaterial, and we account for such adjustments in the current period as a change in estimate.

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as following (in thousands):

	March 31, 2011	December 31, 2010
Laboratory equipment	$8	$8
Manufacturing equipment	692	692
Office equipment, furniture and fixtures	1,570	1,971
Leasehold improvements	1,029	420

	3,299	3,091
Less accumulated depreciation and amortization	(1,715)	(2,219)

	$1,584	$872

Total depreciation and amortization expense amounted to $0.1 million for the three months ended March 31, 2011 and $0.5 million for the year ended December 31, 2010.

Supply Concentration Risks

We obtain some materials used in our products from a single source. We have a supply agreement with BioVectra dcl, our sole source supplier for the active pharmaceutical ingredient, or API, in Acthar. We also have a supply agreement with Cangene bioPharma, Inc., or Cangene, pursuant to which Cangene will continue to manufacture supplies of Acthar for us. Cangene is our sole source for Acthar final product.

Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. We classify available-for-sale debt instruments with maturities at the date of purchase of greater than three months as short-term investments.

We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of March 31, 2011, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the year ended December 31, 2010. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income, in Other Income.

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
March 31, 2011
Cash and cash equivalents	$66,089	$—	$—	$66,089

Short-term investments:
Certificates of deposit	$8,840	$33	$(1)	$8,872
Government-sponsored enterprises	20,756	2	(17)	20,741
Municipal bonds	5,022	2	—	5,024
Corporate bonds	20,946	26	(4)	20,968

	$55,564	$63	$(22)	$55,605

December 31, 2010
Cash and cash equivalents	$41,508	$—	$—	$41,508

Short-term investments:
Certificates of deposit	$9,080	$39	$(4)	$9,115
Corporate bonds	15,427	9	(5)	15,431
Government-sponsored enterprises	41,983	12	(27)	41,968
Municipal bonds	6,808	3	(1)	6,810

	$73,298	$63	$(37)	$73,324

The amortized cost and fair value of short-term investment securities at March 31, 2011, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,306	$21,306
Due after one through two years	34,258	34,299

Total short-term investments	$55,564	$55,605

As of March 31, 2011, the average contractual maturity of our short-term investments was approximately 15 months.

As of March 31, 2011, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(4)	$11,626	$—	$—
Government-sponsored enterprises	(1)	2,999	(16)	5,988
Certificates of deposit	(1)	1,679	—	—

Total	$(6)	$16,304	$(16)	$5,988

The gross unrealized losses reported above for March 31, 2011 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through March 31, 2011. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of those financial instruments are considered to be representative of their respective fair values because of the short-term nature of those investments.

Fair Value Measurements

We account for fair value measurements under Accounting Standards Codification 820 “Fair Value Measurements and Disclosures,” or ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2011, all of our assets and liabilities are valued using Level 1 inputs except for our short-term investments which are valued using Level 2 inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at March 31, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$66,089	$66,089	$—	$—
Certificates of deposit	8,872	8,872	—	—
Corporate bonds	20,968	—	20,968	—
Government-sponsored enterprises	20,741	—	20,741	—
Municipal bonds	5,024	—	5,024	—

Total	$121,694	$74,961	$46,733	$—

Investment securities are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or shareholders’ equity.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2011 and December 31, 2010, other than an impairment charge to goodwill during the three months ended March 31, 2011 resulting in a net realizable value of zero.

Comprehensive Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income and unrealized gains and losses on investments and foreign currency translation gains and losses. The following table summarizes comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$11,224	$7,852
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	17	23

Comprehensive income	$11,241	$7,875

Share-based Compensation

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over either (1) the requisite service period or (2) the performance period.

Since share-based compensation is recognized only for those awards that are ultimately expected to vest, we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors. We estimate the expected term based on the contractual term of the awards and employees’ exercise and expected post-vesting termination behavior.

Additionally, we are required to disclose in our consolidated statement of cash flows the income tax effects resulting from share-based payment arrangements. We adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards.

At March 31, 2011, there was $15.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.8 years.

Share-based compensation cost is summarized below (in thousands):

	Three Months Ended March 31,
	2011	2010
Selling and marketing	$374	$232
General and administrative	1,126	575
Research and development	312	222

Total	$1,812	$1,029

Net Income Per Share

We compute basic net income per common share by dividing the net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted net income per share by dividing the net income for the period by the weighted-average number of common and common equivalent shares, such as stock options and unvested restricted shares outstanding during the period. Diluted earnings for holders of our common stock per share consider the impact of potentially dilutive securities.

Basic and diluted net income per share was calculated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income applicable to common shareholders	$11,224	$7,852

Shares used in computing net income per share applicable to common shareholders:
Basic	62,219	61,893
Effect of dilutive potential common shares:
Stock options	3,141	1,662
Restricted stock	12	11
ESPP	2	—

Diluted	65,374	63,566

Net income per share applicable to common shareholders:
Basic	$0.18	$0.13

Diluted	$0.17	$0.12

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the periods ended March 31, 2011 and 2010 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	1,060	3,899

Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	Three months ended March 31, 2011	Year ended December 31, 2010
Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,385)	(1,312)

	$3,001	$3,074

Purchased technology at March 31, 2011 and December 31, 2010 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.1 million and $0.3 million for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, we determined that purchased technology was not impaired and will continue to monitor the carrying value of the remaining purchased technology through the annual impairment test.

Goodwill consists of the following (in thousands):

	Three months ended March 31, 2011	Year ended December 31, 2010
Goodwill	$1,023	$1,023
Less accumulated amortization	(1,023)	(724)

	$—	$299

As of March 31, 2011, we determined the carrying value of the remaining goodwill impaired and, therefore, charged the remaining balance to impairment of goodwill. At December 31, 2010, we had not yet made this determination.

Indemnification, Commitments and Contingencies

As permitted under California law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010.

Segment Reporting

We have determined that we operate in one business segment.

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification 740, “Income Taxes,” or ASC 740. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Equity Transactions

On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million shares of our common stock. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase program authorization by an additional 6.5 million shares.

During the three months ended March 31, 2011, we used $11.5 million to repurchase 884,300 shares of our common stock. To date under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through March 31, 2011, at an average price of $5.21 per share. As of March 31, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-27 “Other Expenses (Topic 720) – Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” or ASU No. 2010-27, related to how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Health Care Reform Acts. The Health Care Reform Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. Under this guidance, a liability for this fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless anther method better allocates the fee over the calendar year that it is payable. We adopted the provisions of this pronouncement on January 1, 2011 and the adoption did not have a material effect on our financial position or results of operations.

Subsequent Events

We evaluated subsequent events that have occurred after March 31, 2011, and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that report, as well as factors discussed in any documents incorporated by reference herein or therein. Whenever used in this Quarterly Report, the terms “Questcor,” “Company,” “we,” “our,” “ours,” and “us” refer to Questcor Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of nephrotic syndrome, or NS and (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age. With respect to NS, Acthar is approved to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or due to lupus erythematosus. We are also exploring the possibility of developing markets for other on-label indications and pursuing FDA approval of additional indications not currently on the Acthar label where there is high unmet medical need.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have modest sales of Doral.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010:

Recorded Net Sales

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Revenue	$48,630	$33,461	$15,169	45%

Less sales reserves:
Provision for Medicaid rebates	10,988	6,600	4,388	66%
Provision for chargebacks	104	—	104	100%
Provision for Coverage Gap Discount	120	—	120	100%
Provision for Tricare	267	193	74	38%
Co-payment assistance and other	318	424	(106)	-25%

Total sales reserves	11,797	7,217	4,580	63%

Net sales	$36,833	$26,244	$10,589	40%

Net sales for the three months ended March 31, 2011 and 2010 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended March 31, 2011 totaled $36.7 million as compared to $26.1 million during the same period in 2010. Net sales for the three months ended March 31, 2011 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. Specifically, we shipped 2,010 vials for the three months ended March 31, 2011 as compared to 1,446 vials shipped for the three months ended March 31, 2010. Effective January 3, 2011, we increased the price we charge CuraScript SD for Acthar by 5%, and approximately $1.7 million of the $10.6 million increase in net sales was attributable to the price increase.

During the three months ended March 31, 2011, we achieved a significant increase in the number of prescriptions for Acthar to treat MS exacerbations, which was attributable to our expanded sales force calling on physicians who treat patients with MS. While there can be a delay between changes in end-user demand and the impact of such changes on the level of orders we receive from our distributor, MS paid prescriptions increased by approximately 120% in the first quarter, from 231 to 508 prescriptions and we believe that this increase resulted in higher net sales in the quarter.

In addition, in January 2011, we completed the hiring of five sales representatives who in March 2011 started marketing Acthar exclusively to nephrologists for use in treating nephrotic syndrome. This pilot selling effort generated an increased number of paid NS prescriptions from 11 to 18 prescriptions in the quarter ended March 31, 2011, and we are beginning to explore options for increasing our sales effort in this market.

Total sales reserves increased as a percentage of gross revenue to 24.3% for the quarter ended March 31, 2011 from 21.6% for the quarter ended March 31, 2010, primarily due to an increase in our Medicaid reserve related to Medicaid Managed Care Organizations. We began accruing reserves for Medicaid Managed Care Organizations in connection with the adoption of the Health Care Reform Acts on March 23, 2010 and, as a result, we accrued for this item only for a small portion of the first quarter of 2010. Other than with respect to Medicaid Managed Care Organizations, our total sales reserves as a percentage of gross revenue remained relatively unchanged from the quarter ended March 31, 2010 to the quarter ended March 31, 2011.

On a sequential basis, net sales increased by $7.5 million to $36.8 million in the three months ended March 31, 2011, compared to $29.3 million in the three months ended December 31, 2010.

We cannot assure you that our sales force expansion will continue to generate incremental net sales. Acthar orders may be affected by several factors, including inventory levels at specialty pharmacies and hospitals, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of changes in inventory levels at specialty pharmacies and hospitals.

Cost of Sales and Gross Profit

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2011	2010
Cost of sales	$1,872	$1,998	$(126)	-6%
Gross profit	$34,961	$24,246	$10,715	44%
Gross margin	95%	92%

Cost of sales was $1.9 million for the three months ended March 31, 2011, as compared to $2.0 million for the three months ended March 31, 2010. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin was 95% or $35.0 million for the three months ended March 31, 2011, as compared to 92%, or $24.2 million for the three months ended March 31, 2010. The increase in gross margin in 2011 as compared to 2010 is primarily the result of the 5% price increase that was taken on January 1, 2011, continued growth in paid prescriptions for patients with MS, a reduction in direct material costs, offset by an increase in royalties on Acthar net sales. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.

Selling and Marketing

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2011	2010
Selling and marketing expense	$11,252	$6,650	$4,602	69%

Selling and marketing expenses were $11.3 million for the three months ended March 31, 2011, as compared to $6.7 million for the three months ended March 31, 2010. The increase of $4.6 million in 2011 as compared to 2010 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. During the latter part of 2010, to further build on positive prescription trends, we doubled the size of our sales organization, increasing the sales force to 77 Acthar specialists and an additional five nephrology sales representatives.

We cannot guarantee you that this prescription growth trend will continue or that our sales force expansion will be successful, and, even if it is successful in the long-term, our sales force expansion may impact negatively our short-term financial results.

General and Administrative

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2011	2010
General and administrative expense	$3,873	$2,726	$1,147	42%

General and administrative expenses were $3.9 million for the three months ended March 31, 2011, as compared to $2.7 million for the three months ended March 31, 2010. The increase of $1.2 million in 2011 as compared to 2010 is due primarily to increases in infrastructure costs to support the increased sales and marketing teams and the increase in share-based compensation which is directly correlated to the increase in our stock price year over year.

Research and Development

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Research and development	$2,981	$2,747	$234	9%

Research and development expenses were $3.0 million in the three months ended March 31, 2011, as compared to $2.7 million for the three months ended March 31, 2010. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of nephrotic syndrome, offsetting a reduction in costs which occurred during the three months ended March 31, 2010 associated with the IS supplemental New Drug Application. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities.

We plan to continue our research and development efforts to explore the use of Acthar as a therapeutic alternative for the treatment of nephrotic syndrome. In 2010, we supported investigator-initiated studies in patients with idiopathic membranous nephropathy (on-label) and diabetic nephropathy (not on-label). Based on the results of these investigations, we intend to conduct a Phase IV dose response clinical trial for idiopathic membranous nephropathy and a Phase II proof of concept clinical trial for diabetic nephropathy in 2011. These clinical trials will result in a significant increase in research and development expenses in 2011 through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

Share-based compensation costs. Total share-based compensation costs for the three months ended March 31, 2011 and 2010 were $1.8 million and $1.0 million, respectively. For the three months ended March 31, 2011, we granted options to employees and non-employee directors to purchase 1.2 million shares of our common stock at a weighted average exercise price of $14.54 per share, which was equal to the fair market value of our common stock on the date of the grant. Included in the 1.2 million options granted during the quarter, were 274,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. Because we were not able to determine achievement of the performance criteria, we did not record share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the three months ended March 31, 2011 and 2010 included $9,000 and $13,000, respectively, related to these restricted stock awards. The following table sets forth our share-based compensation costs for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Selling and marketing	$374	$232
General and administrative	1,126	575
Research and development	312	222

Total	$1,812	$1,029

Income tax expense. Income tax expense for the three months ended March 31, 2011 was $5.4 million, as compared to $4.2 million for the three months ended March 31, 2010. The increase in income tax expense of $1.2 million in 2011 as compared to 2010 was due to both an increase in net sales (resulting in a higher basis for income taxes) and a reduction in our effective tax rate. Beginning in 2011, we intend to use the single sales factor methodology for California, which has resulted in tax savings for the quarter ended March 31, 2011 by approximately $0.4 million. Because most of our sales are sourced outside of California, we do not expect to continue to pay significant income taxes in California.

Liquidity and Capital Resources

Cash and cash equivalents, short term investments and working capital as of March 31, 2011 and December 31, 2010 were as follows:

Financial Assets:

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$66,089	$41,508
Short term investments	55,605	73,324

Cash, cash equivalents and short term investments	$121,694	$114,832

Select measures of liquidity and capital resources:

	March 31, 2011	December 31, 2010
Current assets	$152,481	$143,499
Current liabilities	(38,399)	(31,511)

Working Capital	$114,082	$111,988

Current ratio	3.97	4.55

Until required for use in our business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. government and agency bonds in accordance with our investment policy. The objective of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.

The increase in cash, cash equivalents and short term investments was primarily due to the increase in net sales and the related cash generated from operations, the proceeds from maturities of short term investments, offset by the repurchase of shares of our common stock through our approved stock repurchase plan. The increase in our working capital was primarily due to increases in our cash, cash equivalents and short term investments, accounts receivable and inventories, offset primarily by increases in our sales-related reserves and our income taxes payable.

We expect continued growth in our research and development expenses, particularly those related to clinical trials associated with our on-label indication for NS and an off-label indication for diabetic nephropathy. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

Cash Flows

Change in cash and cash equivalents:

	Three Months Ended March 31,		Increase/ (Decrease)
	2011	2010
Net cash flows provided by operating activities	$18,237	$2,037	$16,200
Net cash flows provided by / (used in) investing activities	16,999	(8,958)	25,957
Net cash flows (used in ) / provided by financing activities	(10,655)	520	(11,175)

Net change in cash and cash equivalents	$24,581	($6,401)	$30,982

Operating Activities

The increase in net cash and cash equivalents from March 31, 2010 is primarily due to the net income achieved in 2011 versus the net income achieved in the same period in 2010. The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, loss on disposal of property and equipment and income tax benefit from share-based compensation plans was $13.7 million and $9.2 million for the three months ended March 31, 2011 and 2010, respectively.

•

Net cash inflow due to changes in operating assets and liabilities was $4.5 million for the three months ended March 31, 2011 and net cash outflow was ($7.1) million for the three months ended March 31, 2010. The $4.5 million change in operating assets and liabilities primarily relates to an increase in our quarterly income tax provision of $5.7 million due to both an increase in our income before income taxes and as a matter of timing (income taxes payable at December 31, 2010 were reduced due to quarterly prepayments). Additionally, the increase in sales-related reserves of $1.8 million relates to an increase in Acthar gross sales. These increases were partially offset by an increase in accounts receivable of $1.2 million due to an increase in net sales.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•	Purchases of short term investments of $21.9 million

•	Maturities of short term investments of $39.7 million

Financing Activities

Net cash flows from financing activities reflected the repurchase of shares of our common stock of $11.5 million to repurchase 884,300 shares of our common stock. To date under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through March 31, 2011, at an average price of $5.21 per share. Additionally, we have purchased 6.2 million shares of our common stock outside of our plan for a total of $30.4 million through March 31, 2011 at an average price of $4.93 per share for a total repurchase value of $78.5 million.

As of March 31, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan. We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-27 “Other Expenses (Topic 720) – Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” or ASU No. 2010-27, related to how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Health Care Reform Acts. The Health Care Reform Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. Under this guidance, a liability for this fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless anther method better allocates the fee over the calendar year that it is payable. We adopted the provisions of this pronouncement on January 1, 2011 and the adoption did not have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk at March 31, 2011 has not changed materially from December 31, 2010, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Information about material risks related to the Company’s business, financial condition and results of operations for the quarterly period ended March 31, 2011 does not materially differ from that described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:

•	our reliance on Acthar for substantially all of our net sales and profits;

•	the complex nature of the Company’s manufacturing process and the potential for supply disruptions or other business disruptions;

•	the lack of patent protection for Acthar; and the possible FDA approval and market introduction of competitive products;

•	our ability to generate revenue from sales of Acthar to treat on-label indications associated with NS, and our ability to develop other therapeutic uses for Acthar;

•

research and development risks, including risks associated with our preliminary work in the area of nephrotic syndrome and our reliance on third-parties to conduct research and development and the ability of research and development to generate successful results;

•	regulatory changes or other policy actions by governmental authorities and other third parties as recently adopted U.S. Health Care reform legislation is implemented ;

•	our ability to receive high reimbursement levels from third party payers;

•	an increase in the proportion of our Acthar unit sales comprised of Medicaid-eligible patients and government entities;

•

our ability to estimate reserves required for Acthar used by government entities and Medicaid-eligible patients and the impact that unforeseen invoicing of historical Medicaid sales may have upon our results;

•	our ability to operate within an industry that is highly regulated at both the Federal and state level;

•	our ability to effectively manage our growth and our reliance on key personnel;

•	the impact to our business caused by economic conditions;

•	our ability to protect our proprietary rights;

•	our ability to maintain effective controls over financial reporting;

•	the risk of product liability lawsuits;

•	unforeseen business interruptions;

•	volatility in our monthly and quarterly Acthar shipments and end-user demand, as well as volatility in our stock price; and

•	other risks discussed in our annual report on Form 10-K for the year ended December 31, 2010, and other documents filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2011	—	—	—	5,142,500
February 1 — February 28, 2011	—	—	—	5,142,500
March 1 — March 31, 2011	884,300	$12.95	884,300	4,258,200

Total	884,300	$12.95	884,300

(1)	In February 2008, our Board of Directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million shares of our common stock. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase program authorization by an additional 6.5 million shares.

During the three months ended March 31, 2011, we used $11.5 million to repurchase 884,300 shares of our common stock. To date under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through March 31, 2011, at an average price of $5.21 per share. Additionally, we have purchased 6.2 million shares of our common stock outside of our plan for a total of $30.4 million through March 31, 2011 at an average price of $4.93 per share for a total repurchase value of $78.5 million.

As of March 31, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan. We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

ITEM 6.	EXHIBITS

Exhibit No	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: April 27, 2011	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer

	By:	/s/ Michael H. Mulroy
Michael H. Mulroy
Chief Financial Officer and General Counsel

	By:	/s/ Kristine Engelke
Kristine Engelke
Principal Accounting Officer

Exhibit Index

Exhibit No	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.