Form 10-Q
period 2011-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2011-07-29
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011 there were 62,317,624 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$65,277	$41,508
Short-term investments	63,849	73,324

Total cash, cash equivalents and short-term investments	129,126	114,832
Accounts receivable, net of allowances of $22 and $25 at June 30, 2011 and December 31, 2010, respectively	23,714	11,128
Inventories, net of allowances of $160 and $158 at June 30, 2011 and December 31, 2010, respectively	3,998	3,726
Prepaid income taxes	4,532	3,532
Prepaid expenses and other current assets	1,492	1,864
Deferred tax assets	8,237	8,417

Total current assets	171,099	143,499
Property and equipment, net	1,930	872
Purchased technology, net	2,927	3,074
Goodwill	—	299
Deposits and other assets	59	65
Deferred tax assets	4,184	4,184

Total assets	$180,199	$151,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,780	$3,869
Accrued compensation	5,270	4,158
Sales-related reserves	27,066	21,511
Other accrued liabilities	1,586	1,973

Total current liabilities	36,702	31,511
Lease termination, deferred rent and other non-current liabilities	192	355

Total liabilities	36,894	31,866

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 62,317,624 and 62,418,464 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	72,887	74,809
Retained earnings	70,393	45,295
Accumulated other comprehensive income	25	23

Total shareholders’ equity	143,305	120,127

Total liabilities and shareholders’ equity	$180,199	$151,993

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Net sales	$45,980	$28,316	$82,813	$54,560
Cost of sales (exclusive of amortization of purchased technology)	2,856	2,000	4,728	3,998

Gross profit	43,124	26,316	78,085	50,562
Operating expenses:
Selling and marketing	14,746	6,028	25,998	12,678
General and administrative	3,791	2,943	7,663	5,669
Research and development	3,891	2,943	6,872	5,690
Depreciation and amortization	273	130	471	255
Impairment of goodwill	—	—	299	—

Total operating expenses	22,701	12,044	41,303	24,292

Income from operations	20,423	14,272	36,782	26,270
Interest and other income, net	120	119	384	215

Income before income taxes	20,543	14,391	37,166	26,485
Income tax expense	6,669	5,109	12,068	9,351

Net income	$13,874	$9,282	$25,098	$17,134

Net income per share:
Basic	$0.22	$0.15	$0.40	$0.28

Diluted	$0.21	$0.14	$0.38	$0.27

Shares used in computing net income per share:
Basic	62,034	62,022	62,126	61,957

Diluted	65,464	64,543	65,483	64,057

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$25,098	$17,134
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,528	1,908
Deferred income taxes	180	41
Amortization of investments	376	329
Depreciation and amortization	471	255
Impairment of goodwill	299	—
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Accounts receivable	(12,586)	2,904
Inventories	(272)	70
Prepaid income taxes	(1,000)	—
Prepaid expenses and other current assets	372	(4)
Accounts payable	(1,089)	(9,448)
Accrued compensation	1,112	665
Sales-related reserves	5,555	2,237
Income taxes payable	—	590
Other accrued liabilities	(387)	(265)
Other non-current liabilities	(163)	(171)

Net cash flows provided by operating activities	21,505	16,245

INVESTING ACTIVITIES
Purchase of property and equipment	(1,393)	(208)
Purchase of short-term investments	(53,859)	(54,065)
Proceeds from maturities of short-term investments	62,960	14,880
Deposits and other assets	6	—

Net cash flows provided by / (used in) investing activities	7,714	(39,393)

FINANCING ACTIVITIES
Income tax benefit realized from share-based compensation plans	3,735	320
Issuance of common stock, net	2,268	823
Repurchase of common stock	(11,453)	—

Net cash flows (used in) / provided by financing activities	(5,450)	1,143

Increase (decrease) in cash and cash equivalents	23,769	(22,005)
Cash and cash equivalents at beginning of period	41,508	45,829

Cash and cash equivalents at end of period	$65,277	$23,824

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7	$2

Cash paid for income taxes	$3,120	$8,400

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company

Questcor Pharmaceuticals, Inc. is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of nephrotic syndrome, or NS, and (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age. With respect to NS, Acthar is approved to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or due to lupus erythematosus. Acthar is approved both as maintenance therapy and to treat exacerbations in selected cases of systemic lupus erythematosus, or SLE, and in July 2011, we announced that we are exploring SLE as our next targeted therapeutic area for Acthar. We continue to explore the possibility of developing markets for other on-label indications, and the possibility of pursuing FDA approval of additional indications not currently on the Acthar label, where there is high unmet medical need.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Questcor and our wholly-owned subsidiary, Ribogene, Inc.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. We also support Acthar patient assistance programs administered by the National Organization of Rare Diseases, or NORD, and the Chronic Disease Fund. These and other patient-oriented support programs have now provided free drug with a commercial value of over $90 million to patients since September 2007 through June 30, 2011. We do not recognize any revenue from our free drug program.

In the United States, our exclusive customer for Acthar is CuraScript Specialty Distributor, or CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to approximately 12 specialty pharmacies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to many hospitals. We sell Doral to pharmaceutical wholesalers, which in turn sell Doral primarily to retail pharmacies and hospitals.

International sales of our products are immaterial.

Net Sales

We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	Tricare retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs; and

•	Other deductions such as payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS’s regulations. For the quarters ended June 30, 2011 and 2010, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care utilization that became rebate eligible as a result of Health Care Reform Acts on March 23, 2010. We estimate the end of period liability and the sales reserve needed for these Medicaid rebates based on the following multi-step process:

•

Using a predictive model, we review national Medicaid statistics as well as internal information received from our Acthar reimbursement support center and from CuraScript SP for the most recent completed quarter to develop an estimate of future Medicaid rebate invoices that we expect to receive. This includes an estimate for both future Medicaid Fee for Service and Medicaid Managed Care Organization rebate invoices.

•

We review the Medicaid rebate invoices received during the last 90 days and compare those invoices to the reserve that we had previously set at the end of the prior quarter. Based on this comparison and using the predictive model and other available information, which is updated quarterly, we estimate the remaining liability that we believe is still outstanding for periods prior to the most recently completed quarter.

•

Based on estimated end-of-quarter inventory held at CuraScript SD, all specialty pharmacies and hospitals, we calculate the expected future rebate liability for that portion of the inventory which will eventually be used to fill prescriptions for Medicaid patients.

Using similar processes, we estimate the end of period liability and the sales reserve needed for Tricare retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Medicare Part D Coverage Gap Discount Program took effect on January 1, 2011. Approximately 25% of our sales for MS are to Medicare insureds. As of March 31, 2011, we established a reserve for our estimated obligation with respect to Coverage Gap Discount rebates in the amount of $120,000, and in April 2011 we received our first quarter bill, for $71,000. As of June 30, 2011, we continued to reserve the remaining $49,000 for our obligation with respect to Coverage Gap Discount rebates. We do not believe this program will have a material effect on our cash flows or results of operations.

Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the Tricare sales reserve, the Coverage Gap Discount reserves, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could differ significantly from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS and NS are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows may be negatively impacted.

Medicaid Rebates and the New National Health Care Legislation

In March 2010, Congress passed, and the President signed into law, health care legislation entitled the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, and subsequent related legislation passed during the third quarter of 2010, which we refer to collectively as the Health Care

Reform Acts. The Health Care Reform Acts contain a number of provisions that have impacted, both positively and negatively, our financial position, results of operations and cash flows. The provisions of the Health Care Reform Acts have reduced our rebate provided to states for prescriptions filled for Medicaid patients to 100% of the AMP, which approximates the amount we charge to CuraScript SD. Before the passage of the Health Care Reform Acts, the formula used to calculate the per vial rebate required us to rebate 110% of our AMP for Acthar. Effective March 23, 2010, the Health Care Reform Acts extended Medicaid rebates to Medicaid Managed Care plans. Medicaid Managed Care plans provide for the delivery of Medicaid health benefits and additional services through an arrangement between a state Medicaid agency and managed care organizations. Our provision for expected Medicaid rebate liability and our quarterly sales reserves have included an estimate for Medicaid Managed Care usage since March 23, 2010.

Other Impacts from Health Care Reform Acts

In addition to the impact on our required Medicaid rebates, the Health Care Reform Acts contain a number of provisions that we expect to continue to impact, both positively and negatively, our financial position, results of operations and cash flows.

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

•

Negative Impact. The Health Care Reform Acts contain the following provisions that we have identified as having a negative or potentially negative impact on our overall financial position, results of operations and cash flows:

•	Effective January 1, 2011, pharmaceutical companies, including the Company, must provide Coverage Gap Discount rebates, as described above.

•

Effective January 1, 2011, the U.S. federal government allocates an annual fee among manufacturers of branded prescription drugs based on market share, in the aggregate, for specified government programs. The Health Care Reform Acts determine an individual manufacturer’s market share as the ratio of its aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered manufacturers.

•

We expect the number of Medicaid patients to increase gradually through 2014, and that this expansion will more likely impact the number of adults in Medicaid because many states have already set their eligibility criteria for children at or above the level designated in the Health Care Reform Acts. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.

Many of the provisions of the Health Care Reform Acts require rulemaking action by governmental agencies to implement. As various agencies implement these rules and regulations, our business may be negatively impacted other than as described above. In addition, Congress and the President may make additional refinements to the Health Care Reform Acts which may have additional, potentially negative impacts on our overall financial position, results of operations and cash flows. Furthermore, there continues to be active debate in Congress and the courts ranging from repeal of the Health Care Reform Acts to no change in the law. At this time, we cannot predict the full impact of the Health Care Reform Acts, or the timing and impact of any future rules or regulations promulgated to implement the Health Care Reform Acts. It is possible that the Health Care Reform Acts and related rulemaking actions may have an overall negative effect on our net sales over time.

TRICARE Retail Pharmacy Programs

The Department of Defense, or DoD, Tricare Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to Tricare beneficiaries through retail pharmacies. The regulations further require that pharmaceutical products paid for by the DoD through the Tricare Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the Tricare Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for Tricare rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. The regulations upon which the reserve is based are currently being challenged by the pharmaceutical industry. As it is unclear whether this challenge will be successful, our sales reserve related to the period from January 28, 2008 through December 31, 2009 remained at $3.5 million at June 30, 2011.

Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the Tricare Retail Pharmacy program during 2010 of $5,670 per vial, or a reduction of $14,865 from the previous rebates of $20,535. Effective January 1, 2011, our rebate decreased to $5,528 per vial. We recorded sales reserves of $0.6 million for each of the six month periods ended June 30, 2011 and 2010, respectively.

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

Total Sales-related Reserves

At June 30, 2011 and December 31, 2010, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2011	December 31, 2010
Medicaid rebates	$22,856	$17,384
Tricare rebates	4,087	4,125
Medicare Part D Coverage Gap Discount Program rebates	49	—
Government chargebacks	45	2
Other discounts	29	—

Total	$27,066	$21,511

Product Exchanges

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2011 would have approximated $1.7 million.

We extend credit to our customer, CuraScript SD, which accounts for nearly 100% of our gross product sales and accounts receivable. We have not experienced significant credit losses on our customer accounts.

Inventories

We state inventories, net of allowances, at the lower of cost or market value. Cost is determined by the first-in, first-to-expire method.

We review inventory periodically for slow-moving or obsolete status. We adjust our inventory if we do not expect to recover the cost of inventory. We would record a reserve to adjust inventory to its net realizable value: (i) when a product is close to expiration and we do not expect it to be sold, (ii) when a product has reached its expiration date or (iii) when we do not expect a product to be saleable. In determining the reserves for our products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions. We have evaluated the current level of inventory and based on our evaluation have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to assess the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have been immaterial, and we account for such adjustments in the current period as a change in estimate.

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2011	December 31, 2010
Laboratory equipment	$8	$8
Manufacturing equipment	733	692
Office equipment, furniture and fixtures	1,895	1,971
Leasehold improvements	946	420

	3,582	3,091
Less accumulated depreciation and amortization	(1,652)	(2,219)

	$1,930	$872

Total depreciation and amortization expense amounted to $0.3 million for the six months ended June 30, 2011 and $0.2 million for the year ended December 31, 2010.

Supply Concentration Risks

We obtain some materials used in our products from a single source. We have a supply agreement with BioVectra dcl, our sole source supplier for the active pharmaceutical ingredient, or API, in Acthar. We also have a supply agreement with Cangene bioPharma, Inc., or Cangene, pursuant to which Cangene manufactures Acthar final product. Cangene is our sole source for Acthar final product. Additionally, we use a sole source provider for potency testing.

Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. We classify available-for-sale debt instruments with maturities at the date of purchase of greater than three months as short-term investments.

We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of June 30, 2011, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the year ended December 31, 2010. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income, in Other Income.

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
June 30, 2011
Cash and cash equivalents	$65,277	$—	$—	$65,277

Short-term investments:
Certificates of deposit	$9,320	$24	$(3)	$9,341
Corporate bonds	48,103	34	(27)	48,110
Government-sponsored enterprises	4,395	—	(1)	4,394
Municipal bonds	2,003	1	—	2,004

	$63,821	$59	$(31)	$63,849

December 31, 2010
Cash and cash equivalents	$41,508	$—	$—	$41,508

Short-term investments:
Certificates of deposit	$9,080	$39	$(4)	$9,115
Corporate bonds	15,427	9	(5)	15,431
Government-sponsored enterprises	41,983	12	(27)	41,968
Municipal bonds	6,808	3	(1)	6,810

	$73,298	$63	$(37)	$73,324

The amortized cost and fair value of short-term investment securities at June 30, 2011, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,739	$37,739
Due after one through two years	26,082	26,110

Total short-term investments	$63,821	$63,849

As of June 30, 2011, the average contractual maturity of our short-term investments was approximately 14 months.

As of June 30, 2011, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(12)	$5,846	$(15)	$5,846
Government-sponsored enterprises	(1)	1,043	—	—
Certificates of deposit	—	—	(3)	477

Total	$(13)	$6,889	$(18)	$6,323

The gross unrealized losses reported above for June 30, 2011 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through June 30, 2011. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. We believe that the fair value of these financial instruments approximate the reported carrying amounts.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2011, all of our assets and liabilities are valued using Level 1 inputs except for our short-term investments which are valued using Level 2 inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$65,277	$65,277	$—	$—
Certificates of deposit	9,341	9,341	—	—
Corporate bonds	48,110	—	48,110	—
Government-sponsored enterprises	4,394	—	4,394	—
Municipal bonds	2,004	—	2,004	—

Total	$129,126	$74,618	$54,508	$—

Investment securities are exposed to various risk factors, such as interest rate, market and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or shareholders’ equity.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2011 and December 31, 2010, other than goodwill associated with a 1999 transaction, which was impaired during the six months ended June 30, 2011 resulting in a net realizable value of zero.

Comprehensive Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income and unrealized gains and losses on investments and foreign currency translation gains and losses. The following table summarizes comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$13,874	$9,282	$25,098	$17,134
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	(15)	54	2	77

Comprehensive income	$13,859	$9,336	$25,100	$17,211

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

At June 30, 2011, there was $14.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.7 years.

Share-based compensation cost is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling and marketing	$415	$238	$789	$470
General and administrative	1,041	442	2,167	1,017
Research and development	260	240	572	462

Total	$1,716	$920	$3,528	$1,949

Net Income Per Share

We compute basic net income per share by dividing the net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted net income per share by dividing the net income for the period by the weighted-average number of common and common equivalent shares, such as stock options and restricted shares outstanding during the period. Diluted earnings for holders of our common stock per share consider the impact of potentially dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options are determined based on the treasury stock method. Under the treasury stock method, the dilutive impact of a stock option that is “in-the money” is based on the difference between that stock option’s exercise price and the Company’s stock price at the time of measurement. The more the stock price exceeds the exercise price, the greater the number of potential common shares and thus the greater the dilutive impact of the stock option.

Basic and diluted net income per share was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income applicable to common shareholders	$13,874	$9,282	$25,098	$17,134

Shares used in computing net income per share applicable to common shareholders:
Basic	62,034	62,022	62,126	61,957
Effect of dilutive potential common shares:
Stock options	3,418	2,504	3,344	2,086
Restricted stock	12	17	13	14
ESPP	—	—	—	—

Diluted	65,464	64,543	65,483	64,057

Net income per share applicable to common shareholders:
Basic	$0.22	$0.15	$0.40	$0.28

Diluted	$0.21	$0.14	$0.38	$0.27

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the periods ended June 30, 2011 and 2010 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	348	180	846	2,029

Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,459)	(1,312)

	$2,927	$3,074

Purchased technology at June 30, 2011 and December 31, 2010 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.1 million for each of the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, we determined that purchased technology was not impaired and will continue to monitor the carrying value of the remaining purchased technology.

Goodwill consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$1,023	$1,023
Less accumulated amortization	(1,023)	(724)

	$—	$299

During the six months ended June 30, 2011, we determined the carrying value of the remaining goodwill impaired and, therefore, charged the remaining balance to impairment of goodwill. At December 31, 2010, we had not yet made this determination.

Indemnification, Commitments and Contingencies

As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010.

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

Equity Transactions

On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the Company’s repurchase of up to 7 million shares of our common stock. Stock repurchases under this plan may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase plan authorization by an additional 6.5 million shares.

During the six months ended June 30, 2011, we used $11.5 million to repurchase 884,300 shares of our common stock. Under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through June 30, 2011, at an average price of $5.21 per share. As of June 30, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board, or IASB, to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. The amendment will be effective for interim and annual periods beginning after December 15, 2011. We plan to adopt ASU No. 2011-04 and do not anticipate a material effect on our financial position or results of operation.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income,” or ASU No. 2011-05. ASU No. 2011-05 improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income, or OCI, by eliminating the option to present OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We plan to adopt ASU No. 2011-05 and do not anticipate a material effect on our financial position or results of operation.

Subsequent Events

We evaluated subsequent events that have occurred after June 30, 2011, and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in our consolidated financial statements.

On July 26, 2011, we announced that we are exploring systemic lupus erythematosus, or SLE, as our next targeted therapeutic area for Acthar. Acthar is approved both as maintenance therapy and to treat exacerbations in selected cases of SLE.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that Annual Report, as well as factors discussed in any documents incorporated by reference herein or therein.

Overview

Questcor Pharmaceuticals, Inc. is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of nephrotic syndrome, or NS, and (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age. With respect to NS, Acthar is approved to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or due to lupus erythematosus. Acthar is approved both as maintenance therapy and to treat exacerbations in selected cases of systemic lupus erythematosus, or SLE, and in July 2011, we announced that we are exploring SLE as our next targeted therapeutic area for Acthar. We continue to explore the possibility of developing markets for other on-label indications, and the possibility of pursuing FDA approval of additional indications not currently on the Acthar label, where there is high unmet medical need.

While there are 19 indications on the Acthar label, we currently target the following four on-label therapeutic areas:

Therapeutic Area	Labeled Indication	Commercial Efforts
MS Exacerbations	Multiple Sclerosis: H.P. Acthar Gel (repository corticotropin injection) is indicated for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.	Sales force expanded from 38 to 77, effective November 1, 2010; 751 paid prescriptions in the second quarter ended June 30, 2011, an increase of 147% over the second quarter ended June 30, 2010.

Nephrotic Syndrome	Edematous State: To induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.	Initial sales force of five specialists commenced marketing activities in March 2011, and generated 45 paid prescriptions in the second quarter ended June 30, 2011. We are in the process of increasing our NS selling effort, with the goal of calling on over 3,000 nephrologists.

Infantile Spasms	Infantile spasms: H.P. Acthar Gel (repository corticotropin injection) is indicated as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.	Acthar has been the standard of care for this condition for many years. Second quarter paid prescriptions remained within the normal historic range.

Systemic Lupus Erythematosus	Collagen Diseases: During an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus.	Announced as Questcor’s next targeted therapeutic area in July 2011.

Acthar has also been used to treat other conditions not on the label of approved indications for Acthar. Since January 1, 2010, we believe physicians have written prescriptions for Acthar for a variety of conditions that are not on its label of approved indications, including the following:, Adrenal Insufficiency, Encephalopathy, Landau-Kleffner Syndrome, Myasthenia Gravis, Neurosarcoidosis, Opsoclonus Myoclonus, Peripheral Neuropathy, Scleroderma and Ulcerative Colitis. We do not promote Acthar for these indications.

We also maintain a research and development program focused on gathering data to: (i) evaluate the proper use of Acthar for on-label indications; (ii) investigate other potential uses of Acthar that are not currently FDA approved indications; and (iii) improve our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future:

•	On-Label Development. On-label clinical development efforts include the following:

•

Nephrotic Syndrome. We are the sponsor of a Phase IV clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), with enrollment scheduled to begin in the third quarter of 2011; we are also supporting clinical nephrology Investigator Initiated Studies (IIS) evaluating: (i) safety and efficacy of Acthar in IMN; (ii) safety and efficacy of Acthar in focal segmental glomerular sclerosis (FSGS); and (iii) safety and efficacy of Acthar in treatment-resistant nephrotic syndrome (including IMN, FSGS, IgA nephropathy and minimal change disease).

•	Infantile Spasms (IS). We are supporting an IIS aimed at establishing quality of care indicators for IS.

•	Systemic Lupus Erythematous (SLE). We are considering conducting clinical studies evaluating Acthar for treatment of SLE.

•

Other Indications, Not On-Label. Research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•

Diabetic Nephropathy (DN). We are developing a clinical protocol for a small Company-sponsored study to evaluate the safety and efficacy of Acthar in treating Diabetic Nephropathy. We are also supporting a clinical IIS evaluating safety and efficacy of Acthar in treatment of DN.

•

Multiple Sclerosis (MS) - Pulse Therapy. We are supporting a clinical IIS examining pulse administration of Acthar in MS in conjunction with disease-modifying therapy to evaluate possible disease modifying effects of Acthar.

•

Cognitive Protection/Autism. We are supporting a preclinical IIS, investigating whether Acthar has protective effects in an animal model of epilepsy with concomitant autism-related cognitive dysfunction.

•	Traumatic Brain Injury (TBI): We are supporting a preclinical IIS investigating whether Acthar has protective effects in an animal model of TBI.

•	Amyotrophic Lateral Sclerosis (ALS): We are supporting a preclinical IIS investigating whether Acthar has protective effects in an animal model of ALS (commonly referred to as Lou Gehrig’s disease).

•	Pharmacology. We are conducting non-clinical and clinical pharmacology studies in the following areas:

•

General. We seek to gain a better understanding of the mechanism of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to understand why Acthar acts differently than steroids or potentially other melanocortin peptides.

•

Multiple Sclerosis. We are supporting an IIS evaluating immune modulating effects of Acthar applied to serum from MS patients and an IIS evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to MS.

Net sales of Acthar are derived from our sales of vials to CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders to CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of

MS exacerbations, NS, IS and various other conditions. Recommended treatment regimens among physicians prescribing Acthar vary within each therapeutic area. Due to various factors, including inventory levels at both the specialty pharmacies and at CuraScript SD, the duration of treatment regimens and the timing of the placement of re-fill prescription orders, there is typically a delay between changes in prescription levels and changes in the levels of orders we receive from CuraScript SD. Additionally, treatment regimens and patient compliance with physician recommended treatment regimens, may vary over time. We experienced significant prescription growth in the quarter ended March 31, 2011 and the quarter ended June 30, 2011, and believe this growth has resulted in higher net sales in the quarter ended June 30, 2011.

Set forth below is a table which provides information for new (non-refill) paid Acthar prescriptions for our three primary therapeutic area and vials shipped to CuraScript SD for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Increase	% Change
	2011	2010
New Paid Prescriptions:
MS	751	304	447	147%
NS	45	4	41	1025%
IS	106	95	11	12%

Vials Shipped to CuraScript SD	2,430	1,680	750	45%

Important Notes Regarding Prescription Data

(1) Because Acthar prescriptions are filled at specialty pharmacies, we do not receive complete information regarding either the number of prescriptions or the number of vials by therapeutic area for all of the patients being treated with Acthar. However, we are able to monitor trends in payer mix and areas of therapeutic use for new (non-refill) Acthar prescriptions based on data we receive from our reimbursement support center. We estimate that over 90% of new Acthar prescriptions are processed by this support center, but believe that very few refill prescriptions are processed there.

(2) Prescription figures include related conditions for each therapeutic area. Related conditions are diagnoses that are either alternative descriptions of the medical condition or are closely related to the medical condition which is the focus of the table. For example, a prescription for “Demyelinating disease of the central nervous system” would be included as an MS related condition for purpose of this table. About 5% of the prescriptions in the tables are for related conditions.

(3) A new prescription may or may not represent a new patient or a new therapy for the patient receiving the prescription. We use business rules to determine whether a prescription should be classified as new for inclusion in this table. From time to time, we may modify these rules, which could cause some changes to the historic figures in the tables above.

We have increased the size of our Specialty Sales Force, which calls on neurologists who treat patients for MS or IS, several times since the beginning of 2008, most recently when we expanded from 38 representatives to 77 representatives effective November 2010. Additionally, in March 2011, we assembled a Nephrology Sales Force which promotes Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives and, based on the results of their efforts, we are significantly expanding our NS selling effort. Specifically, we are in the process of hiring approximately 23 additional representatives for our Nephrology Sales Force and we are giving a limited supportive selling role to our 77 representative Specialty Sales Force. Based on this expansion, we expect the total number of target nephrologists that we call on will increase from less than 400 pre-expansion to over 3,000.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010:

Recorded Net Sales

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Revenue	$60,087	$38,837	$21,250	55%
Less sales reserves:
Provision for Medicaid rebates	13,135	9,749	3,386	35%
Provision for chargebacks	16	—	16	100%
Provision for Coverage Gap Discount	—	—	—	—
Provision for Tricare	337	369	(32)	-9%
Co-payment assistance and other	619	403	216	54%

Total sales reserves	14,107	10,521	3,586	34%

Net sales	$45,980	$28,316	$17,664	62%

Net sales for the three months ended June 30, 2011 and 2010 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended June 30, 2011 totaled $45.8 million as compared to $28.2 million during the same period in 2010. Net sales for the three months ended June 30, 2011 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 2,430 vials for the three months ended June 30, 2011 as compared to 1,680 vials shipped for the three months ended June 30, 2010. Net sales also increased due to changes in the price we charge CuraScript SD for Acthar. We increased the price we charge CuraScript SD for Acthar by 5% in January 2011 and June 2011.

While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our primary therapeutic areas: MS, NS and IS. During the three months ended June 30, 2011, the number of prescriptions for Acthar to treat MS exacerbations increased to 751 from 304 in the quarter ended June 30, 2010, which was attributable to our expanded sales force calling on physicians who treat patients with MS. In addition, during the first half of 2011, we hired, trained and deployed five sales representatives who in March 2011 started promoting Acthar exclusively to nephrologists for use in treating NS. In the quarter ended June 30, 2011, this pilot selling effort resulted in 45 new, paid NS prescriptions, a significant increase over the four new, paid NS prescriptions in the quarter ended June 30, 2010. We also experienced a strong quarter with respect to IS prescriptions, though the 106 paid, new IS prescriptions in the second quarter was within the normal historic range. These prescription figures are based on internal company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription table on page 19 of this report. As Acthar is already considered by most child neurologists to be the treatment of choice in IS, we will be reducing the number of sales calls to child neurologist, in order to make time available for our Specialty Sales Force to have a limited supportive role in our expanded nephrology effort.

Total sales reserves decreased as a percentage of gross revenue to 23.5% for the quarter ended June 30, 2011 from 27.1% for the quarter ended June 30, 2010. We utilize a multi-step approach to determine our sales reserves each quarter, which includes an analysis of a predictive model, a review of Medicaid and other invoices received during the quarter and an estimate of in channel inventory. We believe the decrease in total sales reserves as a percent of gross revenue was primarily due to the increased percentage of our business attributable to MS and NS, as IS prescriptions have a higher Medicaid incidence rate than MS or NS prescriptions.

On a sequential basis, net sales increased by $9.2 million to $46.0 million in the three months ended June 30, 2011, compared to $36.8 million in the three months ended March 31, 2011.

While we believe that we have not significantly penetrated our MS market, we cannot assure you that the November 2010 expansion of our Specialty Sales Force will continue to generate incremental MS prescriptions. Additionally, it is unclear whether our strategy to expand our Nephrology selling effort will be successful. Acthar orders may be affected by several factors, including inventory levels at specialty pharmacies and hospitals, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of changes in inventory levels at specialty pharmacies and hospitals.

Cost of Sales and Gross Profit

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Cost of sales	$2,856	$2,000	$856	43%
Gross profit	$43,124	$26,316	$16,808	64%
Gross margin	94%	93%

Cost of sales was $2.9 million for the three months ended June 30, 2011, as compared to $2.0 million for the three months ended June 30, 2010. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin was 94%, or $43.1 million, for the three months ended June 30, 2011, as compared to 93%, or $26.3 million for the three months ended June 30, 2010. The increase in gross margin in 2011 as compared to 2010 is primarily the result of the 5% price increase that was taken in January and June 2011, continued growth in paid prescriptions for patients with MS and a reduction in direct material costs, offset by an increase in royalties on Acthar net sales. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.

Selling and Marketing

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Selling and marketing expense	$14,746	$6,028	$8,718	145%

Selling and marketing expenses were $14.7 million for the three months ended June 30, 2011, as compared to $6.0 million for the three months ended June 30, 2010. The increase of $8.7 million in 2011 as compared to 2010 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. During the latter part of 2010, to further build on positive prescription trends, we increased the size of our Specialty Sales Force, which calls on neurologists who treat patients for MS or IS, from 38 representatives to 77 representatives effective November 2010. Additionally, in March 2011, we assembled a Nephrology Sales Force which promotes Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives and, based on the results of their efforts we are significantly expanding our NS selling effort. Specifically, we are in the process of hiring approximately 23 additional representatives for our Nephrology Sales Force and we are giving a limited supportive selling role to our 77 representative Specialty Sales Force.

We cannot guarantee you that this prescription growth trend will continue or that our strategy to expand our Nephrology selling effort will be successful, and, even if it is successful in the long-term, our sales force expansion may impact negatively our short-term financial results.

General and Administrative

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
General and administrative expense	$3,791	$2,943	$848	29%

General and administrative expenses were $3.8 million for the three months ended June 30, 2011, as compared to $2.9 million for the three months ended June 30, 2010. The increase of $0.8 million in 2011 as compared to 2010 is due primarily to increases in costs to support the increased sales and marketing teams and the increase in share-based compensation which is directly correlated to the increase in our stock price year over year.

Research and Development

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Research and development	$3,891	$2,943	$948	32%

Research and development expenses were $3.9 million in the three months ended June 30, 2011, as compared to $2.9 million for the three months ended June 30, 2010. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, offsetting a reduction in costs which occurred during the three months ended June 30, 2010 associated with the IS supplemental New Drug Application. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities.

We plan to continue our research and development efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS. In 2010, we supported investigator-initiated studies in patients with idiopathic membranous nephropathy (on-label) and diabetic nephropathy (not on-label). Based on the results of these investigations, we have started a Phase IV dose response clinical trial for idiopathic membranous nephropathy and are developing a clinical protocol for a Company-sponsored study to evaluate the safety and efficacy of Acthar in treating diabetic nephropathy. These clinical trials will result in a significant increase in research and development expenses in the second half of 2011 through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

Share-based compensation costs. Total share-based compensation costs for the three months ended June 30, 2011 and 2010 were $1.7 million and $0.9 million, respectively. For the three months ended June 30, 2011, we granted options to employees and non-employee directors to purchase 43,000 shares of our common stock at a weighted average exercise price of $21.90 per share, which was equal to the fair market value of our common stock on the date of the grant. During the first quarter of 2011, we issued 274,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2011, we determined that achievement of the one-time performance milestone was reasonably estimated and probable. As such, we recorded share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. No restricted stock awards were issued for the three months ended June 30, 2011. The total share-based compensation costs for the three months ended June 31, 2011 and 2010 included $9,000 and $14,000, respectively, related to these restricted stock awards. The following table sets forth our share-based compensation costs for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010
Selling and marketing	$415	$238
General and administrative	1,041	442
Research and development	260	240

Total	$1,716	$920

Income tax expense. Income tax expense for the three months ended June 30, 2011 was $6.7 million, as compared to $5.1 million for the three months ended June 30, 2010. The increase in income tax expense of $1.6 million in 2011 as compared to 2010 was due to an increase in net sales (resulting in a higher basis for income taxes) offset by a reduction in our effective tax rate. For the three months ended June 30, 2011, we used the single sales factor methodology for California, which has resulted in tax savings of approximately $0.5 million. Because most of our sales are sourced outside of California, we do not expect to continue to pay significant income taxes in California.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010:

Recorded Net Sales

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Revenue	$108,717	$72,298	$36,419	50%

Less sales reserves:
Provision for Medicaid rebates	24,124	16,350	7,774	48%
Provision for chargebacks	120	—	120	100%
Provision for Coverage Gap Discount	120	—	120	100%
Provision for Tricare	604	561	43	8%
Co-payment assistance and other	936	827	109	13%

Total sales reserves	25,904	17,738	8,166	46%

Net sales	$82,813	$54,560	$28,253	52%

Net sales for the six months ended June 30, 2011 and 2010 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the six months ended June 30, 2011 totaled $82.6 million as compared to $54.3 million during the same period in 2010. Net sales for the six months ended June 30, 2011 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 4,440 vials for the six months ended June 30, 2011 as compared to 3,126 vials shipped for the six months ended June 30, 2010. Effective January 3, 2011, we increased the price we charge CuraScript SD for Acthar by 5%. We increased the price we charge CuraScript SD for Acthar by another 5% on June 1, 2011.

During the six months ended June 30, 2011, we achieved a significant increase in the number of prescriptions for Acthar to treat MS exacerbations, which was attributable to our expanded sales force calling on physicians who treat patients with MS. While there can be a delay between changes in end-user demand and the impact of such changes on the level of orders we receive from our distributor, MS paid prescriptions increased by approximately 135% in the first six months, from 535 to 1,259 prescriptions and we believe that this increase resulted in higher net sales in the period.

In addition, during the first half of 2011, we hired, trained and deployed five sales representatives who in March 2011 started marketing Acthar exclusively to nephrologists for use in treating NS. This pilot selling effort proved to be successful by showing a significant increase in paid NS prescriptions from 15 to 63 prescriptions, or a 320% increase, for the six months ended June 30, 2011.

Total sales reserves decreased as a percentage of gross revenue to 23.8% for the six months ended June 30, 2011 from 24.5% for the quarter ended June 30, 2010, primarily due to a proportionate decrease in our Medicaid reserve, as IS prescriptions have a higher Medicaid incidence rate than MS or NS prescriptions. This percentage decrease is offset by the addition of reserves related to Medicaid Managed Care Organizations, which we began accruing in connection with the adoption of the Health Care Reform Acts on March 23, 2010.

While we believe that we have not significantly penetrated our MS market, we cannot assure you that the November 2010 expansion of our Specialty Sales Force will continue to generate incremental MS prescriptions. Additionally, it is unclear whether our strategy to expand our Nephrology selling effort will be successful. Acthar orders may be affected by several factors, including inventory levels at specialty pharmacies and hospitals, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of changes in inventory levels at specialty pharmacies and hospitals.

Cost of Sales and Gross Profit

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
Cost of sales	$4,728	$3,998	$730	18%
Gross profit	$78,085	$50,562	$27,523	54%
Gross margin	94%	93%

Cost of sales was $4.7 million for the six months ended June 30, 2011, as compared to $4.0 million for the six months ended June 30, 2010. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin was 94%, or $78.1 million, for the six months ended June 30, 2011, as compared to 93%, or $50.6 million for the six months ended June 30, 2010. The increase in gross margin in 2011 as compared to 2010 is primarily the result of two 5% price increases that were taken on January 1, 2011 and June 1, 2011, continued growth in paid prescriptions for patients with MS and a reduction in direct material costs, offset by an increase in royalties on Acthar net sales. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.

Selling and Marketing

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
Selling and marketing expense	$25,998	$12,678	$13,320	105%

Selling and marketing expenses were $26.0 million for the six months ended June 30, 2011, as compared to $12.7 million for the six months ended June 30, 2010. The increase of $13.3 million in 2011 as compared to 2010 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. During the latter part of 2010, to further build on positive prescription trends, we doubled the size of our sales organization, increasing the sales force to 77 Acthar specialists and an additional five nephrology sales representatives.

We cannot guarantee you that this prescription growth trend will continue or that our sales force expansion will be successful, and, even if it is successful in the long-term, our sales force expansion may impact negatively our short-term financial results.

General and Administrative

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
General and administrative expense	$7,663	$5,669	$1,994	35%

General and administrative expenses were $7.7 million for the six months ended June 30, 2011, as compared to $5.7 million for the six months ended June 30, 2010. The increase of $2.0 million in 2011 as compared to 2010 is due primarily to increases in headcount related costs to support the increased sales and marketing teams and the increase in share-based compensation which is directly correlated to the increase in our stock price year over year.

Research and Development

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2011	2010
Research and development	$6,872	$5,690	$1,182	21%

Research and development expenses were $6.9 million in the six months ended June 30, 2011, as compared to $5.7 million for the six months ended June 30, 2010. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, offsetting a reduction in costs which occurred during the three months ended June 30, 2010 associated with the IS supplemental New Drug Application. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities.

We plan to continue our research and development efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS. In 2010, we supported investigator-initiated studies in patients with idiopathic membranous nephropathy (on-label) and diabetic nephropathy (not on-label). Based on the results of these investigations, we have started a Phase IV dose response clinical trial for idiopathic membranous nephropathy and are developing a clinical protocol for a Company-sponsored study to evaluate the safety and efficacy of Acthar in treating diabetic nephropathy. These clinical trials will result in a significant increase in research and development expenses in the second half of 2011 through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

Share-based compensation costs. Total share-based compensation costs for the six months ended June 30, 2011 and 2010 were $3.5 million and $1.9 million, respectively. For the six months ended June 30, 2011, we granted options to employees and non-employee directors to purchase 1.3 million shares of our common stock at a weighted average exercise price of $14.80 per share, which was equal to the fair market value of our common stock on the date of the grant. Included in the 1.3 million options granted during the quarter, were 274,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2011, we determined that achievement of the one-time performance milestone was reasonably estimated and probable. As such, we recorded share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the six months ended June 30, 2011 and 2010 included $19,000 and $27,000, respectively, related to these restricted stock awards. The following table sets forth our share-based compensation costs for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010
Selling and marketing	$789	$470
General and administrative	2,167	1,017
Research and development	572	462

Total	$3,528	$1,949

Income tax expense. Income tax expense for the six months ended June 30, 2011 was $12.1 million, as compared to $9.4 million for the six months ended June 30, 2010. The increase in income tax expense of $2.7 million in 2011 as compared to 2010 was due to an increase in net sales (resulting in a higher basis for income taxes) offset by a reduction in our effective tax rate. Beginning in 2011, we intend to use the single sales factor methodology for California, which has resulted in tax savings for the six months ended June 30, 2011 by approximately $0.9 million. Because most of our sales are sourced outside of California, we do not expect to continue to pay significant income taxes in California.

Liquidity and Capital Resources

Cash and cash equivalents, short term investments and working capital as of June 30, 2011 and December 31, 2010 were as follows:

Financial Assets:

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$65,277	$41,508
Short term investments	63,849	73,324

Cash, cash equivalents and short term investments	$129,126	$114,832

Select measures of liquidity and capital resources:

	June 30, 2011	December 31, 2010
Current assets	$179,785	$143,499
Current liabilities	(45,388)	(31,511)

Working Capital	$134,397	$111,988

Current ratio	3.96	4.55

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

We expect continued growth in our research and development expenses, particularly those related to clinical trials associated with our on-label indication for NS. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

Cash Flows

Change in cash and cash equivalents:

	Six Months Ended June 30,		Increase/ (Decrease)
	2011	2010
Net cash flows provided by operating activities	$21,505	$16,245	$5,260
Net cash flows provided by / (used in) investing activities	7,714	(39,393)	47,107
Net cash flows (used in ) / provided by financing activities	(5,450)	1,143	(6,593)

Net change in cash and cash equivalents	$23,769	($22,005)	$45,774

Operating Activities

The increase in net cash and cash equivalents from June 30, 2010 is primarily due to the net income achieved in 2011 versus the net income achieved in the same period in 2010. The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization and loss on disposal of property and equipment was $30.0 million and $19.7 million for the six months ended June 30, 2011 and 2010, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was ($8.5) million for the six months ended June 30, 2011 and net cash outflow was ($3.4) million for the six months ended June 30, 2010. The ($8.5) million change in operating assets and liabilities primarily relates to an increase in our accounts receivable of $12.6 million due to an increase in net sales, offset by an increase in sales-related reserves of $5.6 million, which relates to an increase in Acthar gross sales.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•	Purchases of property and equipment of $1.3 million;

•	Purchases of short term investments of $53.9 million; and

•	Maturities of short term investments of $63.0 million.

Financing Activities

Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $3.7 million;

•	the issuance of common stock related to the exercise of stock options for $2.3 million; offset by

•

the repurchase of shares of our common stock of $11.5 million to repurchase 884,300 shares of our common stock. Under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through June 30, 2011, at an average price of $5.21 per share. Additionally, we have purchased 6.2 million shares of our common stock outside of our stock repurchase plan for a total of $30.4 million through June 30, 2011 at an average price of $4.93 per share for a total repurchase value of $78.5 million. As of June 30, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board, or IASB, to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. The amendment will be effective for interim and annual periods beginning after December 15, 2011. We plan to adopt ASU No. 2011-04 and do not anticipate a material effect on our financial position or results of operation.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income,” or ASU No. 2011-05. ASU No. 2011-05 improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income, or OCI, by eliminating the option to present OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We plan to adopt ASU No. 2011-05 and do not anticipate a material effect on our financial position or results of operation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk at June 30, 2011 has not changed materially from December 31, 2010, and reference is made to the more detailed disclosures of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on February 23, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) , of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal and state governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive requests for information from various governmental agencies. In addition, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In June 2011, Glenridge Pharmaceuticals LLC filed a lawsuit against us in Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We intend to defend this lawsuit vigorously. We are not aware of any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended June 30, 2011 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 23, 2011, other than the following additional risk factor:

Changes in treatment regimens or patient compliance may adversely affect our business.

Recommended treatment regimens among physicians prescribing Acthar for use in treating MS exacerbations, NS and IS vary within each therapeutic area. If physicians prescribe a lower number of vials for the treatment of MS exacerbations, NS or IS, our net sales from the sale of Acthar would decline. Additionally, we are aware that some prescriptions are initially for a lower number of vials than is necessary to complete the physician’s recommended treatment regimen, and allow for one or more prescription refills. If patients do not obtain their refill prescriptions in order to complete their recommended treatment regimen, our net sales from the sale of Acthar would decline. There can be no assurance that we would be able to increase prescription levels by enough to offset any such decline in vials per prescription.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to:

•	our reliance on Acthar for substantially all of our net sales and profits;

•	reductions in vials used per prescription resulting from changes in physician recommended treatment regimens or patient compliance with physician recommendations;

•	the complex nature of our manufacturing process and the potential for supply disruptions or other business disruptions;

•	the lack of patent protection for Acthar, and the possible FDA approval and market introduction of competitive products;

•	our ability to generate revenue from sales of Acthar to treat on-label indications associated with NS, and our ability to develop other therapeutic uses for Acthar, including SLE;

•

research and development risks, including risks associated with our clinical trials with respect to NS and potential clinical trials with respect to SLE, and our reliance on third-parties to conduct research and development and the ability of research and development to generate successful results;

•

regulatory changes or other policy actions by governmental authorities and other third parties as the Health Care Reform Acts are implemented or efforts to reduce federal and/or state government deficits;

•	our ability to receive high reimbursement levels from third party payers;

•	an increase in the proportion of our Acthar unit sales comprised of Medicaid-eligible patients and government entities;

•

our ability to estimate reserves required for Acthar used by government entities and Medicaid-eligible patients and the impact that unforeseen invoicing of historical Medicaid prescriptions may have upon our results;

•	our ability to operate within an industry that is highly regulated at both the Federal and state level;

•	our ability to effectively manage our growth, including the expansion of our NS selling effort, and our reliance on key personnel;

•	the impact to our business caused by economic conditions;

•	our ability to protect our proprietary rights;

•	our ability to maintain effective controls over financial reporting;

•	the risk of product liability lawsuits;

•	unforeseen business interruptions;

•	volatility in our monthly and quarterly Acthar shipments and end-user demand, as well as volatility in our stock price; and

•	other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 23, 2011, and other documents filed with the SEC.

ITEM 2-5.

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No	Description

10.1	Amended and Restated 2006 Equity Incentive Plan.

10.2	Amended and Restated Employee Stock Purchase Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	The following financial statements are from Questcor Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are furnished herewith, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: July 29, 2011	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael H. Mulroy
Michael H. Mulroy
Chief Financial Officer and General Counsel
(Principal Financial Officer)

	By:	/s/ Kristine Engelke
Kristine Engelke
Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No	Description

10.1	Amended and Restated 2006 Equity Incentive Plan.

10.2	Amended and Restated Employee Stock Purchase Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	The following financial statements are from Questcor Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are furnished herewith, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.