Form 10-Q
period 2011-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2011-10-27
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of September 30, 2011 there were 62,726,468 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$97,102	$41,508
Short-term investments	68,603	73,324

Total cash, cash equivalents and short-term investments	165,705	114,832
Accounts receivable, net of allowances of $69 and $25 at September 30, 2011 and December 31, 2010, respectively	28,215	11,128
Inventories, net of allowances of $158 at both September 30, 2011 and December 31, 2010, respectively	5,313	3,726
Prepaid income taxes	568	3,532
Prepaid expenses and other current assets	2,800	1,864
Deferred tax assets	8,060	8,417

Total current assets	210,661	143,499
Property and equipment, net	1,801	872
Purchased technology, net	2,853	3,074
Goodwill	—	299
Deposits and other assets	56	65
Deferred tax assets	4,184	4,184

Total assets	$219,555	$151,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,962	$3,869
Accrued compensation	7,658	4,158
Sales-related reserves	31,239	21,511
Other accrued liabilities	2,833	1,973

Total current liabilities	46,692	31,511
Lease termination, deferred rent and other non-current liabilities	274	355

Total liabilities	46,966	31,866

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 62,726,468 and 62,418,464 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	79,422	74,809
Retained earnings	93,245	45,295
Accumulated other comprehensive income	(78)	23

Total shareholders’ equity	172,589	120,127

Total liabilities and shareholders’ equity	$219,555	$151,993

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Net sales	$59,821	$31,274	$142,634	$85,834
Cost of sales (exclusive of amortization of purchased technology)	3,718	2,292	8,446	6,290

Gross profit	56,103	28,982	134,188	79,544
Operating expenses:
Selling and marketing	13,733	7,678	39,731	20,356
General and administrative	4,314	2,217	11,977	7,886
Research and development	4,176	2,178	11,048	7,868
Depreciation and amortization	280	137	751	392
Impairment of goodwill	—	—	299	—

Total operating expenses	22,503	12,210	63,806	36,502

Income from operations	33,600	16,772	70,382	43,042
Interest and other income, net	98	171	482	386

Income before income taxes	33,698	16,943	70,864	43,428
Income tax expense	10,846	5,423	22,914	14,774

Net income	$22,852	$11,520	$47,950	$28,654

Net income per share:
Basic	$0.37	$0.19	$0.77	$0.46

Diluted	$0.35	$0.18	$0.73	$0.45

Shares used in computing net income per share:
Basic	62,492	62,105	62,249	62,019

Diluted	66,023	64,815	65,685	64,292

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$47,950	$28,654
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	5,406	2,795
Deferred income taxes	357	46
Amortization of investments	874	516
Depreciation and amortization	751	392
Impairment of goodwill	299	—
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Accounts receivable	(17,087)	908
Inventories	(1,587)	128
Prepaid income taxes	2,964	—
Prepaid expenses and other current assets	(936)	(953)
Accounts payable	1,093	(4,557)
Accrued compensation	3,500	888
Sales-related reserves	9,728	7,180
Income taxes payable	—	(477)
Other accrued liabilities	860	88
Other non-current liabilities	(81)	(628)

Net cash flows provided by operating activities	54,102	34,980

INVESTING ACTIVITIES
Purchase of property and equipment	(1,470)	(347)
Purchase of short-term investments	(84,125)	(89,992)
Proceeds from maturities of short-term investments	87,871	53,715
Deposits and other assets	9	—

Net cash flows provided by / (used in) investing activities	2,285	(36,624)

FINANCING ACTIVITIES
Income tax benefit realized from share-based compensation plans	6,889	352
Issuance of common stock, net	3,771	1,085
Repurchase of common stock	(11,453)	—

Net cash flows (used in) / provided by financing activities	(793)	1,437

Increase (decrease) in cash and cash equivalents	55,594	(207)
Cash and cash equivalents at beginning of period	41,508	45,829

Cash and cash equivalents at end of period	$97,102	$45,622

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11	$3

Cash paid for income taxes	$12,973	$14,560

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company

Questcor Pharmaceuticals, Inc. is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of nephrotic syndrome, or NS, and (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age. With respect to NS, Acthar is approved to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or due to lupus erythematosus. Acthar is approved both as maintenance therapy and to treat exacerbations in selected cases of systemic lupus erythematosus, or SLE. We are exploring SLE as our next targeted therapeutic area for Acthar. We continue to explore the possibility of developing markets for other on-label indications, and the possibility of pursuing FDA approval of additional indications not currently on the Acthar label, where there is high unmet medical need.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Questcor and our wholly-owned subsidiary, Ribogene, Inc. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included.

Use of Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results materially could differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. We also support Acthar patient assistance programs administered by the National Organization of Rare Diseases, or NORD, and the Chronic Disease Fund. Through our support, these and other patient-oriented support programs have now provided free drug with a commercial value of over $106 million to patients since September 2007 through September 30, 2011. We do not recognize any revenue from our free drug program.

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

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS’s regulations. For the quarters ended September 30, 2011 and 2010, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Health Care Reform Acts. We estimate the end of period liability and the sales reserve needed for these Medicaid rebates based on the following multi-step process:

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

•

Based on estimated end-of-quarter inventory held at CuraScript SD, all specialty pharmacies and hospitals, we calculate the expected future rebate liability for that portion of the estimated distribution channel inventory which will eventually be used to fill prescriptions for Medicaid patients.

Using similar processes, we estimate the end of period liability and the sales reserve needed for Tricare retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Medicare Part D Coverage Gap Discount Program took effect on January 1, 2011. Approximately 25% of our sales for MS are to Medicare insureds. As of September 30, 2011, we reserved $85,000 for our obligation with respect to Coverage Gap Discount rebates. We do not believe this program will have a material effect on our cash flows or results of operations.

Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the Tricare sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS and NS are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.

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

•

Positive Impact. The Health Care Reform Acts contain provisions that create a national high-risk insurance pool, temporarily extend health coverage to individuals with pre-existing medical conditions, prohibit the denial of health coverage to individuals with pre-existing conditions, place limits on insurers with respect to lifetime and annual caps on health coverage, and increase the number of patients with private insurance.

•

Negative Impact. The Health Care Reform Acts contain the following provisions that we have identified as having a negative or potentially having a negative impact on our overall financial position, results of operations and cash flows:

•	Effective January 1, 2011, pharmaceutical companies, including the Company, must provide Coverage Gap Discount rebates, as described above.

•

Effective January 1, 2011, the U.S. federal government allocates an annual fee among manufacturers of branded prescription drugs based on market share, in the aggregate, for specified government programs. The Health Care Reform Acts determine an individual manufacturer’s market share as the ratio of its aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered manufacturers. As a result of the 100% Medicaid rebate reimbursement rate on sales made to Medicaid-eligible patients, the amount of our sales for purposes of this ratio is below the level which would require us to owe an annual fee.

•

We expect the number of Medicaid patients to increase gradually through 2014, which will likely impact the number of adults in Medicaid because many states have already set their eligibility criteria for children at or above the level designated in the Health Care Reform Acts. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.

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

TRICARE Retail Pharmacy Programs

The Department of Defense, or DoD, Tricare Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to Tricare beneficiaries through retail pharmacies. The regulations further require that pharmaceutical products paid for by the DoD through the Tricare Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the Tricare Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for Tricare rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. As of September 30, 2011, the regulations upon which the reserve was based were being challenged by the pharmaceutical industry. At that time, it was unclear whether this challenge would be successful, and our sales reserve related to the period from January 28, 2008 through December 31, 2009 remained at $3.5 million at September 30, 2011. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD’s regulation. It is uncertain whether the decision will be appealed, and if so, whether such appeal would be successful. We cannot predict the ultimate outcome, but believe that we have appropriately reserved for this matter.

Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the Tricare Retail Pharmacy program during 2010 of $5,670 per vial, or a reduction of $14,865 from the previous rebates of $20,535. Effective January 1, 2011, our rebate decreased to $5,528 per vial.

Government Chargebacks

We permit certain other government-supported entities, such as those covered by our contract with the Veterans Administration or eligible Public Health Service, or PHS, 340(B) entities, to purchase Acthar from CuraScript SD based on a contractual amount. Because our payment terms with CuraScript SD are approximately 30 days, we include actual chargebacks taken plus an estimate applied to the units in channel when estimating the sales reserve related to government chargebacks. Sales to the Veterans Administration and PHS 340(B) entities are immaterial to our financial position as a whole.

Co-Pay Assistance Programs

We sponsor co-pay assistance programs for Acthar patients which are administered by the Chronic Disease Fund.

Total Sales-related Reserves

At September 30, 2011 and December 31, 2010, sales-related reserves included in the accompanying Consolidated Balance Sheet were as follows (in thousands):

	September 30, 2011	December 31, 2010
Medicaid rebates	$27,096	$17,384
Tricare rebates	3,989	4,125
Medicare Part D Coverage Gap Discount Program rebates	85	—
Government chargebacks	42	2
Other discounts	27	—

Total	$31,239	$21,511

Product Exchanges

On a limited basis, we authorize Acthar exchanges for expiring and expired product in accordance with our stated return policy, which allows CuraScript SD to return product within one month of its expiration date and for a period up to three months after such product has reached its expiration date. We exchange returns for replacement product and we include in the cost of sales the estimated costs for such exchanges, which include actual product material costs and related shipping charges. Product exchanges have been insignificant since we began utilizing the services of CuraScript SD to distribute Acthar.

Concentration of Credit Risk

Financial instruments which subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. We invest our cash in high credit quality government and corporate debt instruments and believe the financial risks associated with these instruments are minimal.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2011 would have approximated $4.0 million.

We extend credit to our customer, CuraScript SD, which accounts for nearly 100% of our gross product sales and accounts receivable. We have not experienced material credit losses on our customer accounts.

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

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	September 30, 2011	December 31, 2010
Laboratory equipment	$8	$8
Manufacturing equipment	740	692
Office equipment, furniture and fixtures	1,958	1,971
Leasehold improvements	953	420

	3,659	3,091
Less accumulated depreciation and amortization	(1,858)	(2,219)

	$1,801	$872

Total depreciation and amortization expense amounted to $0.5 million for the nine months ended September 30, 2011 and $0.2 million for the year ended December 31, 2010.

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

We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of September 30, 2011, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the year ended December 31, 2010. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income, in Other Income.

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
September 30, 2011
Cash and cash equivalents	$97,102	$—	$—	$97,102

Short-term investments:
Certificates of deposit	$3,920	$3	$(2)	$3,921
Corporate bonds	44,098	11	(80)	44,029
Government-sponsored enterprises	20,671	1	(19)	20,653

	$68,689	$15	$(101)	$68,603

December 31, 2010
Cash and cash equivalents	$41,508	$—	$—	$41,508

Short-term investments:
Certificates of deposit	$9,080	$39	$(4)	$9,115
Corporate bonds	15,427	9	(5)	15,431
Government-sponsored enterprises	41,983	12	(27)	41,968
Municipal bonds	6,808	3	(1)	6,810

	$73,298	$63	$(37)	$73,324

The amortized cost and fair value of short-term investment securities at September 30, 2011, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,504	$44,477
Due after one through two years	24,185	24,126

Total short-term investments	$68,689	$68,603

As of September 30, 2011, the average contractual maturity of our short-term investments was approximately 15 months.

As of September 30, 2011, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(40)	$18,128	$(40)	$6,634
Government-sponsored enterprises	(1)	1,031	(18)	14,294
Certificates of deposit	—	960	(2)	958

Total	$(41)	$20,119	$(60)	$21,886

The gross unrealized losses reported above for September 30, 2011 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through September 30, 2011. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2011, all of our assets and liabilities are valued using Level 1 inputs except for our short-term investments which are valued using Level 2 inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at September 30, 2011	Level 1	Level 2	Level 3

Cash and cash equivalents	$97,102	$97,102	$—	$—
Certificates of deposit	3,921	3,921	—	—
Corporate bonds	44,029	44,029	—	—
Government-sponsored enterprises	20,653	—	20,653	—

Total	$165,705	$145,052	$20,653	$—

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2011 and December 31, 2010, other than goodwill associated with a 1999 transaction, which was impaired during the nine months ended September 30, 2011 resulting in a net realizable value of zero.

Comprehensive Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income and unrealized gains and losses on investments and foreign currency translation gains and losses. The following table summarizes comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$22,852	$11,520	$47,950	$28,654
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	(103)	9	(101)	86

Comprehensive income	$22,749	$11,529	$47,849	$28,740

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

We use the intrinsic method to account for restricted stock awards. The restricted stock awards are valued based on the closing stock price on the date of grant and amortized ratably over the life of the award.

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

At September 30, 2011, there was $12.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Share-based compensation cost is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling and marketing	$511	$292	$1,300	$638
General and administrative	1,052	445	3,219	1,459
Research and development	315	150	887	698

Total	$1,878	$887	$5,406	$2,795

Net Income Per Share

We compute basic net income per share by dividing the net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted net income per share by dividing the net income for the period by the weighted-average number of common and common equivalent shares, such as stock options outstanding during the period. Diluted earnings for holders of our common stock per share consider the impact of potentially dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options are determined based on the treasury stock method. Under the treasury stock method, the dilutive impact of a stock option that is “in-the money” is based on the difference between that stock option’s exercise price and the Company’s stock price at the time of measurement. The more the stock price exceeds the exercise price, the greater the number of potential common shares and thus the greater the dilutive impact of the stock option.

Basic and diluted net income per share was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income applicable to common shareholders	$22,852	$11,520	$47,950	$28,654

Shares used in computing net income per share applicable to common shareholders:
Basic	62,492	62,105	62,249	62,019
Effect of dilutive potential common shares:
Stock options	3,516	2,698	3,422	2,259
Restricted stock	15	12	14	14

Diluted	66,023	64,815	65,685	64,292

Net income per share applicable to common shareholders:
Basic	$0.37	$0.19	$0.77	$0.46

Diluted	$0.35	$0.18	$0.73	$0.45

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the periods ended September 30, 2011 and 2010 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	102	375	350	458

Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,533)	(1,312)

	$2,853	$3,074

Purchased technology at September 30, 2011 and December 31, 2010 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.2 million for the nine months ended September 30, 2011 and $0.3 million for the year ended December 31, 2010. As of September 30, 2011 and December 31, 2010, we determined that purchased technology was not impaired and will continue to monitor the carrying value of the remaining purchased technology.

Goodwill consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$1,023	$1,023
Less accumulated amortization	(1,023)	(724)

	$—	$299

During the nine months ended September 30, 2011, we determined the carrying value of the remaining goodwill was impaired and, therefore, charged the remaining balance to impairment of goodwill. At December 31, 2010, we had not yet made this determination.

Indemnification, Commitments and Contingencies

As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010.

Segment Reporting

We have determined that we operate in one business segment.

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification, 740 “Income Taxes,” or ASC 740. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

During the nine months ended September 30, 2011, we used $11.5 million to repurchase 884,300 shares of our common stock. Under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through September 30, 2011, at an average price of $5.21 per share. As of September 30, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

Total share-based compensation costs for the nine months ended September 30, 2011 and 2010 were $5.4 million and $2.8 million, respectively. For the nine months ended September 30, 2011, we granted options to employees and non-employee directors to purchase 1.3 million shares of our common stock at a weighted average exercise price of $15.55 per share. Included in the 1.3 million options granted during the quarter, were 274,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2011, we determined that achievement of the one-time performance milestone was reasonably estimable and probable. As such, we recorded share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the nine months ended September 30, 2011 and 2010 included $80,482 and $36,547, respectively, related to these restricted stock awards.

Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. The amendment will be effective for interim and annual periods beginning after December 15, 2011. We plan to adopt ASU No. 2011-04 and do not anticipate a material effect on our financial position or results of operation.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income,” or ASU No. 2011-05. ASU No. 2011-05 improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income, or OCI, by eliminating the option to present OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in ASU No. 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We plan to adopt ASU No. 2011-05 and do not anticipate a material effect on our financial position or results of operation.

Subsequent Events

We evaluated subsequent events that have occurred after September 30, 2011 and through the issuance date, and determined that there were no events or transactions occurring during this reporting period which require recognition or disclosure in our condensed consolidated financial statements.

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

While there are 19 indications on the Acthar label, we currently target the following four on-label therapeutic areas:

Therapeutic Area	Labeled Indication	Commercial Efforts

MS Exacerbations	Multiple Sclerosis: H.P. Acthar Gel (repository corticotropin injection) is indicated for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.	Specialty Sales Force, which primarily calls on neurologists, expanded from 38 to 77, effective November 1, 2010; 886 paid prescriptions in the third quarter ended September 30, 2011, an increase of 174% over the third quarter ended September 30, 2010.*

Nephrotic Syndrome	Edematous State: To induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.	Nephrology Sales Force expanded from five to 28 dedicated Acthar Specialists by September 30, 2011. Our separate Specialty Sales Force will also provide limited support to this market. The goal of the combined NS selling effort is to call on over 3,000 nephrologists.

Infantile Spasms	Infantile spasms: H.P. Acthar Gel (repository corticotropin injection) is indicated as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.	Acthar has been the standard of care for this condition for many years. Third quarter paid prescriptions remained within the normal historic range.*

Systemic Lupus Erythematosus	Collagen Diseases: During an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus.	Announced as our next targeted therapeutic area in July 2011. The commercial and therapeutic potential for Acthar in this market is currently under evaluation.

*	See “Important Notes Regarding Prescription Data” on page 20 of this report.

While we have not commenced marketing activities in Lupus, Acthar is prescribed by physicians to treat Lupus from time to time. In addition to the on-label therapeutic areas that we target, Acthar is sometimes prescribed in connection with the treatment of other conditions on its label of approved indications. For example, since January 1, 2010, Acthar has been prescribed to treat Dermatomyositis, Polymyositis and Rheumatoid Arthritis.

Acthar has also been used to treat other conditions not on the label of approved indications for Acthar. Since January 1, 2010, these conditions have included the following: Adrenal Insufficiency, Encephalopathy, Hashimoto’s Syndrome, Myasthenia Gravis, Opsoclonus Myoclonus, Peripheral Neuropathy, Scleroderma and Ulcerative Colitis. We do not promote Acthar for these or any other unapproved indications.

We also maintain a research and development program focused on gathering data to: (i) evaluate the proper use of Acthar for certain on-label indications; (ii) investigate other potential uses of Acthar that are not currently FDA approved indications; and (iii) improve our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future:

•	On-Label Development. On-label clinical development efforts include the following:

•

Nephrotic Syndrome. We are the sponsor of a Phase IV clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), with enrollment scheduled to begin in the fourth quarter of 2011; we are also supporting clinical nephrology Investigator Initiated Studies (IIS) evaluating: (i) safety and efficacy of Acthar in IMN; (ii) safety and efficacy of Acthar in focal segmental glomerular sclerosis (FSGS); and (iii) safety and efficacy of Acthar in treatment-resistant nephrotic syndrome (including IMN, FSGS, IgA nephropathy and minimal change disease).

•	Infantile Spasms (IS). We are supporting an IIS aimed at establishing quality of care indicators for IS.

•	Systemic Lupus Erythematous (SLE). We are considering conducting Company sponsored clinical studies and independent investigator studies evaluating Acthar for treatment of SLE.

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

•

Multiple Sclerosis—Pulse Therapy. We are supporting a clinical IIS examining pulse administration of Acthar in multiple sclerosis in conjunction with disease-modifying therapy to evaluate possible disease modifying effects of Acthar.

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

•

Multiple Sclerosis. We are supporting an IIS evaluating immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an IIS evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to Multiple Sclerosis.

Net sales of Acthar are derived from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders to CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of MS exacerbations, NS, IS and various other conditions. Recommended treatment regimens among physicians prescribing Acthar vary both within each therapeutic area amongst physicians treating the same condition. Due to various factors, including inventory levels at both the specialty pharmacies and at CuraScript SD, the duration of treatment regimens and the timing of the placement of re-fill prescription orders, there is typically a delay between changes in prescription levels and changes in the levels of orders we receive from CuraScript SD. Additionally, treatment regimens and patient compliance with physician recommended treatment regimens may vary over time. We experienced significant prescription growth in the quarter ended June 30, 2011 and the quarter ended September 30, 2011, and believe this growth resulted in higher net sales in the quarter ended September 30, 2011.

The tables below provide information for new (non-refill) paid Acthar prescriptions for our three primary therapeutic area and for vials shipped to CuraScript SD for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Increase	% Change
	September 30,
	2011	2010
New Paid Prescriptions:
MS	886	323	563	174%
NS	60	8	52	650%
IS	112	92	20	22%
Vials Shipped to CuraScript SD	2,910	1,890	1,020	54%

	Nine Months Ended		Increase	% Change
	September 30,
	2011	2010
New Paid Prescriptions:
MS	2,145	858	1,287	150%
NS	123	23	100	435%
IS	307	276	31	11%
Vials Shipped to CuraScript SD	7,350	5,016	2,334	47%

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

(2) Prescription figures include related conditions for each therapeutic area. Related conditions are diagnoses that are either alternative descriptions of the medical condition or are closely related to the medical condition which is the focus of the table. For example, a prescription for “Demyelinating disease of the central nervous system” would be included as an MS related condition for purpose of this table. Approximately 5% of the prescriptions in the tables are for related conditions.

(3) A new prescription may or may not represent a new patient or a new therapy for the patient receiving the prescription. We use business rules to determine whether a prescription should be classified as new for inclusion in the tables. From time to time, we may modify these rules, which could cause some changes to the figures in the tables above.

We have increased the size of our Specialty Sales Force, which calls on neurologists who treat patients for MS or IS, several times since the beginning of 2008, most recently when we expanded from 38 representatives to 77 representatives effective November 2010. Additionally, in March 2011, we assembled a Nephrology Sales Force which promotes Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives and, based on the results of their efforts, we have significantly expanded our NS selling effort. Specifically, we have hired 23 additional representatives for our Nephrology Sales Force and we are giving a limited supportive selling role to our 77 representative Specialty Sales Force. Based on this expansion, we expect the total number of target nephrologists that we call on will increase from less than 400 pre-expansion to over 3,000.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010:

Recorded Net Sales

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2011	2010
	(in $000’s)
Revenue	$74,023	$43,687	$30,336	69%
Less sales reserves:
Provision for Medicaid rebates	12,938	11,646	1,292	11%
Provision for chargebacks	14	72	(58)	(81)%
Provision for Coverage Gap Discount	143	—	143	0
Provision for Tricare	505	346	159	46%
Co-payment assistance and other	602	349	253	72%

Total sales reserves	14,202	12,413	1,789	14%

Net sales	$59,821	$31,274	$28,547	91%

Net sales for the three months ended September 30, 2011 and 2010 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended September 30, 2011 totaled $59.7 million as compared to $31.3 million during the same period in 2010. Net sales for the three months ended September 30, 2011 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. Net sales also increased due to changes in the price we charge CuraScript SD for Acthar. We shipped 2,910 vials for the three months ended September 30, 2011 as compared to 1,890 vials shipped for the three months ended September 30, 2010.

While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our primary therapeutic areas: MS, NS and IS. During the three months ended September 30, 2011, the number of prescriptions for Acthar to treat MS exacerbations increased to 886 from 323 in the quarter ended September 30, 2010, which was attributable to our expanded sales force calling on physicians who treat patients with MS. In addition, during the first half of 2011, we hired, trained and deployed five sales representatives who in March 2011 started promoting Acthar exclusively to nephrologists for use in treating NS. In the quarter ended September 30, 2011, this pilot selling effort combined with the late third quarter partial roll-out of our expanded NS selling effort overall, resulted in 60 new, paid NS prescriptions, a significant increase over the eight new, paid NS prescriptions in the quarter ended September 30, 2010. We also experienced a strong quarter with respect to IS prescriptions, though the 112 paid, new IS prescriptions in the third quarter was within the normal historic range. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription tables on page 20 of this report. As Acthar is already considered by most child neurologists to be the treatment of choice in IS, we are reducing the number of sales calls to child neurologists, in order to make time available for our Specialty Sales Force to have a limited supportive role in our expanded nephrology effort.

Total sales reserves decreased as a percentage of gross revenue to 19.2% for the quarter ended September 30, 2011 from 28.4% for the quarter ended September 30, 2010. We utilize a multi-step approach to determine our sales reserves each quarter, which includes an analysis of a predictive model, a review of Medicaid and other invoices received during the quarter and an estimate of in channel inventory. We believe the decrease in total sales reserves as a percent of gross revenue was primarily due to the increased percentage of our business attributable to MS and NS, as MS and NS prescriptions have a lower Medicaid incidence rate than IS prescriptions. The decrease in total sales reserves as a percent of gross revenue was also due to an increased number of vials distributed through our patient assistance program.

On a sequential basis, net sales increased by $13.8 million to $59.8 million in the three months ended September 30, 2011, compared to $46.0 million in the three months ended June 30, 2011.

While we believe that we have not significantly penetrated our MS market, we cannot assure you that the November 2010 expansion of our Specialty Sales Force will continue to generate incremental MS prescriptions. Additionally, it is unclear whether the expansion of our Nephrology selling effort will be successful. Acthar orders may be affected by several factors, including inventory levels at specialty pharmacies and hospitals, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, the length of treatment regimens, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand because of changes in inventory levels at specialty pharmacies and hospitals.

Cost of Sales and Gross Profit

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Cost of sales	$3,718	$2,292	$1,426	62%
Gross profit	$56,103	$28,982	$27,121	94%
Gross margin	94%	93%

Cost of sales was $3.7 million for the three months ended September 30, 2011, as compared to $2.3 million for the three months ended September 30, 2010. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability and potency testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin was 94%, or $56.1 million, for the three months ended September 30, 2011, as compared to 93%, or $29.0 million for the three months ended September 30, 2010. The increase in gross margin in 2011 as compared to 2010 is primarily the result of continued growth in paid prescriptions for patients experiencing MS exacerbations, a reduction in direct material costs, offset by an increase in royalties on Acthar net sales. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. We expect costs associated with product potency testing to increase in 2012.

Selling and Marketing

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Selling and marketing expense	$13,733	$7,678	$6,055	79%

Selling and marketing expenses were $13.7 million for the three months ended September 30, 2011, as compared to $7.7 million for the three months ended September 30, 2010. The increase of $6.1 million in 2011 as compared to 2010 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. During the latter part of 2010, to further build on positive prescription trends, we increased the size of our Specialty Sales Force, which calls on neurologists, from 38 representatives to 77 representatives effective November 2010. Additionally, in March 2011, we assembled a Nephrology Sales Force which promotes Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives and, based on the results of their efforts we have significantly expanded our NS selling effort. Specifically, we have hired approximately 23 additional representatives for our Nephrology Sales Force and have given a limited supportive selling role to our 77 representative Specialty Sales Force. We expect selling and marketing expenses to increase in future periods.

We cannot guarantee you that this prescription growth trend will continue or that our strategy to expand our Nephrology selling effort will be successful, and, even if it is successful in the long-term, our sales force expansion may impact negatively our short-term financial results.

General and Administrative

	Three Months Ended September 30,
	2011	2010	Increase/ (Decrease)	% Change
	(in $000’s)
General and administrative expense	$4,314	$2,217	$2,097	95%

General and administrative expenses were $4.3 million for the three months ended September 30, 2011, as compared to $2.2 million for the three months ended September 30, 2010. The increase of $2.1 million in 2011 as compared to 2010 is due to increased headcount to support the growth in the Company.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2011	2010
	(in $000’s)
Research and development	$4,176	$2,178	$1,998	92%

Research and development expenses were $4.2 million in the three months ended September 30, 2011, as compared to $2.2 million for the three months ended September 30, 2010. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, offsetting a reduction in costs which occurred during the three months ended September 30, 2010 associated with the IS supplemental New Drug Application. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.

We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to medical affairs, regulatory, product development and manufacturing costs. Such categories include the following types of costs:

•	Medical Affairs Costs—Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications.

•	Regulatory Costs—Regulatory costs, which include compliance and clinical related expenses.

•	Product Development Costs—Product development costs, which include contract research organization costs and study monitoring costs.

•	Manufacturing Costs—Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.

For the three months ended September 30, 2011, approximately 34% of our research and development expenditures were for medical affair costs, 14% was spent on regulatory costs, 39% was spent on product development costs, and approximately 13% was spent on manufacturing costs.

For the three months ended September 30, 2010, approximately 48% of our research and development expenditures were for medical affair costs, 18% was spent on regulatory costs, 12% was spent on product development costs, and approximately 22% was spent on manufacturing costs.

We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for the treatment of NS. In 2010, we supported investigator-initiated studies in patients with idiopathic membranous nephropathy and because of on the results of these investigations, we have started a Phase IV dose response clinical trial for idiopathic membranous nephropathy. These clinical trials will result in a significant increase in research and development expenses in the fourth quarter of 2011 through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or candidates. As a result, the amount or ranges of estimable cost and timing to complete our product development programs and each future product development program is not estimable.

Share-based compensation costs. Total share-based compensation costs for the three months ended September 30, 2011 and 2010 were $1.9 million and $0.9 million, respectively. For the three months ended September 30, 2011, we granted options to employees and non-employee directors to purchase 80,650 shares of our common stock at a weighted average exercise price of $27.40 per share. During the first quarter of 2011, we issued 274,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2011, we determined that achievement of the one-time performance milestone was reasonably estimable and probable. As such, we recorded share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. For the three months ended September 30, 2011, we issued 31,762 restricted stock awards. No restricted stock awards were issued for the three months ended September 30, 2010. The total share-based compensation costs for the three months ended September 30, 2011 and 2010 included $61,892 and $9,633, respectively, related to these restricted stock awards. The following table sets forth our share-based compensation costs for the three months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,
	2011	2010
Selling and marketing	$511	$292
General and administrative	1,052	445
Research and development	315	150

Total	$1,878	$887

Income tax expense. Income tax expense for the three months ended September 30, 2011 was $10.8 million, as compared to $5.4 million for the three months ended September 30, 2010. The increase in income tax expense of $5.4 million in 2011 as compared to 2010 was due to an increase in net sales (resulting in a higher basis for income taxes) offset by a reduction in our effective tax rate. For the three months ended September 30, 2011, we used the single sales factor methodology for California, which has resulted in tax savings of approximately $0.9 million. Because most of our sales are sourced outside of California, we do not expect to pay significant income taxes in California in future periods.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Recorded Net Sales

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Revenue	$182,741	$115,985	$66,756	58%

Less sales reserves:
Provision for Medicaid rebates	37,062	27,996	9,066	32%
Provision for chargebacks	134	72	62	86%
Provision for Coverage Gap Discount	263	—	263	0
Provision for Tricare	1,110	907	203	22%
Co-payment assistance and other	1,538	1,176	362	31%

Total sales reserves	40,107	30,151	9,956	33%

Net sales	$142,634	$85,834	$56,800	66%

Net sales for the nine months ended September 30, 2011 and 2010 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the nine months ended September 30, 2011 totaled $142.3 million as compared to $85.5 million during the same period in 2010. Net sales for the nine months ended September 30, 2011 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 7,350 vials for the nine months ended September 30, 2011 as compared to 5,016 vials shipped for the nine months ended September 30, 2010. Net sales also increased due to changes in the price we charge CuraScript SD for Acthar.

During the nine months ended September 30, 2011, we achieved a significant increase in the number of prescriptions for Acthar to treat MS exacerbations, which was attributable to our expanded sales force calling on physicians who treat patients with MS. While there can be a delay between changes in end-user demand and the impact of such changes on the level of orders we receive from our distributor, MS paid prescriptions increased by approximately 150% in the first nine months, from 858 to 2,145 prescriptions and we believe that this increase resulted in higher net sales in the period. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription tables on page 20 of this report.

In addition, during the first half of 2011, we hired, trained and deployed five sales representatives who in March 2011 started marketing Acthar exclusively to nephrologists for use in treating NS. This pilot selling effort proved to be successful by showing a significant increase in paid NS prescriptions from 23 to 123 prescriptions, or a 435% increase, for the nine months ended September 30, 2011. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription tables on page 20 of this report.

Total sales reserves decreased as a percentage of gross revenue to 22% for the nine months ended September 30, 2011 from 26% for the nine months ended September 30, 2010, primarily due to a proportionate decrease in our Medicaid reserve, as MS and NS prescriptions have a lower Medicaid incidence rate than IS prescriptions. This percentage decrease is offset by the addition of reserves related to Medicaid Managed Care Organizations, which we began accruing in connection with the adoption of the Health Care Reform Acts on March 23, 2010.

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

Cost of Sales and Gross Profit

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2011	2010

	(in $000’s)
Cost of sales	$8,446	$6,290	$2,156	34%
Gross profit	$134,188	$79,544	$54,644	69%
Gross margin	94%	93%

Cost of sales was $8.4 million for the nine months ended September 30, 2011, as compared to $6.3 million for the nine months ended September 30, 2010. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin was 94%, or $134.2 million, for the nine months ended September 30, 2011, as compared to 93%, or $79.5 million for the nine months ended September 30, 2010. The increase in gross margin in 2011 as compared to 2010 is primarily the result of continued growth in paid prescriptions for patients experiencing MS exacerbations, two 5% price increases that were taken on January 3, 2011 and June 1, 2011 and a reduction in direct material costs, offset by an increase in royalties on Acthar net sales. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. We expect costs associated with product potency testing to increase in 2012.

Selling and Marketing

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
Selling and marketing expense	$39,731	$20,356	$19,375	95%

Selling and marketing expenses were $39.7 million for the nine months ended September 30, 2011, as compared to $20.4 million for the nine months ended September 30, 2010. The increase of $19.4 million in 2011 as compared to 2010 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. During the latter part of 2010, to further build on positive prescription trends, we doubled the size of our sales organization, increasing the sales force to 77 Acthar specialists and an additional five nephrology sales representatives.

We cannot guarantee you that this prescription growth trend will continue or that our sales force expansion will be successful, and, even if it is successful in the long-term, our sales force expansion may impact negatively our short-term financial results.

General and Administrative

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2011	2010
	(in $000’s)
General and administrative expense	$11,977	$7,886	$4,091	52%

General and administrative expenses were $12.0 million for the nine months ended September 30, 2011, as compared to $7.9 million for the nine months ended September 30, 2010. The increase of $4.1 million in 2011 as compared to 2010 is due to increased headcount to support the growth of the Company.

Research and Development

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2011	2010
	(in $000’s)
Research and development	$11,048	$7,868	$3,180	40%

Research and development expenses were $11.0 million in the nine months ended September 30, 2011, as compared to $7.9 million for the nine months ended September 30, 2010. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, offsetting a reduction in costs which occurred during the nine months ended September 30, 2010 associated with the IS supplemental New Drug Application. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and compliance activities.

We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to medical affairs, regulatory, product development and manufacturing costs. Such categories include the following types of costs:

•	Medical Affairs Costs—Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications.

•	Regulatory Costs—Regulatory costs, which include compliance and clinical related expenses.

•	Product Development Costs—Product development costs, which include contract research organization costs and study monitoring costs.

•	Manufacturing Costs—Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.

For the nine months ended September 30, 2011, approximately 38% of our research and development expenditures were for medical affair costs, 12% was spent on regulatory costs, 34% was spent on product development costs, and approximately 16% was spent on manufacturing costs.

For the nine months ended September 30, 2010, approximately 40% of our research and development expenditures were for medical affair costs, 29% was spent on regulatory costs, 12% was spent on product development costs, and approximately 19% was spent on manufacturing costs.

We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for the treatment of NS. In 2010, we supported investigator-initiated studies in patients with idiopathic membranous nephropathy and because of on the results of these investigations, we have started a Phase IV dose response clinical trial for idiopathic membranous nephropathy. These clinical trials will result in a significant increase in research and development expenses in the second half of 2011 through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

Share-based compensation costs. Total share-based compensation costs for the nine months ended September 30, 2011 and 2010 were $5.4 million and $2.8 million, respectively. For the nine months ended September 30, 2011, we granted options to employees and non-employee directors to purchase 1.3 million shares of our common stock at a weighted average exercise price of $15.55 per share. Included in the 1.3 million options granted during the quarter, were 274,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2011, we determined that achievement of the one-time performance milestone was reasonably estimable and probable. As such, we recorded share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the nine months ended September 30, 2011 and 2010 included $80,482 and $36,547, respectively, related to these restricted stock awards. The following table sets forth our share-based compensation costs for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Selling and marketing	$1,300	$638
General and administrative	3,219	1,459
Research and development	887	698

Total	$5,406	$2,795

Income tax expense. Income tax expense for the nine months ended September 30, 2011 was $22.9 million, as compared to $14.8 million for the nine months ended September 30, 2010. The increase in income tax expense of $8.1 million in 2011 as compared to 2010 was due to an increase in net sales (resulting in a higher basis for income taxes) offset by a reduction in our effective tax rate. Beginning in 2011, we intend to use the single sales factor methodology for California, which has resulted in tax savings for the nine months ended September 30, 2011 by approximately $1.8 million. Because most of our sales are sourced outside of California, we do not expect to continue to pay significant income taxes in California.

Liquidity and Capital Resources

Cash and cash equivalents, short term investments and working capital as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

Financial Assets:

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$97,102	$41,508
Short term investments	68,603	73,324

Cash, cash equivalents and short term investments	$165,705	$114,832

Select measures of liquidity and capital resources:

	September 30, 2011	December 31, 2010
Current assets	$210,661	$143,499
Current liabilities	46,692	31,511

Working Capital	$163,969	$111,988

Current ratio	4.51	4.55

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

Our collection terms on our accounts receivable are net 30 days. With over 99% of our accounts receivable and net sales generated by one customer, we have experienced fluctuations in our days sales outstanding calculation, or DSO, due to the timing of the placement of orders and the resultant timing of the collection of invoices. For example, our DSO for the three months ended June 30, 2011 was 37 days as compared to our DSO of 35 days for the three months ended September 30, 2011.

We expect continued growth in our research and development expenses, particularly those related to clinical trials associated with our on-label indication for NS. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

Cash Flows

Change in cash and cash equivalents:

	Nine Months Ended		Increase/ (Decrease)
	September 30,
(in $000’s)	2011	2010
Net cash flows provided by operating activities	$54,102	$34,980	$19,122
Net cash flows provided by / (used in) investing activities	2,285	(36,624)	38,909
Net cash flows (used in ) / provided by financing activities	(793)	1,437	(2,230)

Net change in cash and cash equivalents	$55,594	(207)	$55,801

Operating Activities

The increase in net cash and cash equivalents from September 30, 2010 is primarily due to the net income achieved in 2011 versus the net income achieved in the same period in 2010. The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization and loss on disposal of property and equipment was $55.6 million and $32.4 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was ($1.5) million for the nine months ended September 30, 2011 and net cash inflow was $2.6 million for the nine months ended September 30, 2010. The ($1.5) million change in operating assets and liabilities primarily relates to an increase in our accounts receivable of $17.1 million due to an increase in net sales, offset by an increase in sales-related reserves of $9.7 million, which relates to an increase in Acthar gross sales and an increase in accrued compensation of $3.5 million, due to an increase in headcount.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•	Purchases of property and equipment of $1.5 million;

•	Purchases of short term investments of $84.1 million; and

•	Maturities of short term investments of $87.9 million.

Financing Activities

Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $6.9 million;

•

the issuance of common stock related to the exercise of stock options for $3.8 million; offset by the repurchase of shares of our common stock of $11.5 million to repurchase 884,300 shares of our common stock. Under this stock repurchase plan, we have repurchased a total of 9.2 million shares of our common stock for $48.1 million through September 30, 2011, at an average price of $5.21 per share. Additionally, we have purchased 6.2 million shares of our common stock outside of our stock repurchase plan for a total of $30.4 million through September 30, 2011 at an average price of $4.93 per share for a total repurchase value of $78.5 million. As of September 30, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. The amendment will be effective for interim and annual periods beginning after December 15, 2011. We plan to adopt ASU No. 2011-04 and do not anticipate a material effect on our financial position or results of operation.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income,” or ASU No. 2011-05. ASU No. 2011-05 improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income, or OCI, by eliminating the option to present OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in ASU No. 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We plan to adopt ASU No. 2011-05 and do not anticipate a material effect on our financial position or results of operation.

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

International sales of our products are immaterial. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) , of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal and state governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive requests for information from various governmental agencies. In addition, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In June 2011, Glenridge Pharmaceuticals LLC, or Glenrdige, filed a lawsuit against us in Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We intend to defend this lawsuit vigorously. We are not aware of any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended September 30, 2011 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 23, 2011, other than the following additional risk factor, which was previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2011:

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

•

other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on February 23, 2011 and other documents filed with the SEC.

ITEM 2-5.

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	The following financial statements are from Questcor Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are furnished herewith, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: October 27, 2011	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael H. Mulroy
Michael H. Mulroy
Chief Financial Officer and General Counsel
(Principal Accounting Officer)

Exhibit Index

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	The following financial statements are from Questcor Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are furnished herewith, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.