Form 10-K
period 2011-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2012-02-22
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14758

Questcor Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

California	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North Kellogg Drive, Suite D Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(714) 786-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $1,046,712,000 as of June 30, 2011.

As of January 31, 2012 the Registrant had 63,677,031 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for Questcor Pharmaceuticals, Inc.’s 2012 Annual Meeting of Shareholders.

QUESTCOR PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “Questcor”, “we”, “our”, “us”, or the “Company” refer to Questcor Pharmaceuticals, Inc. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

“We obtained the market data and industry information contained in this Annual Report on Form 10-K from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications are reliable, we have not independently verified such information, and as such, we do not make any representation as to their accuracy.

We have registered trademarks on H.P. Acthar® Gel and Doral®. Any other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe that our trademarks, trade names and service marks have value and play an important role in our business efforts. We own all the worldwide rights for Acthar and the U.S. manufacturing, marketing and distribution rights for Doral®.

Item 1. Business

Overview

Questcor is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•

Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We experienced significant growth in MS prescriptions in 2011 and currently intend to expand the size of our neurology sales force in 2012.

•

Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-K, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We experienced significant growth in NS prescriptions in the fourth quarter of 2011 and currently intend to expand the size of our nephrology sales force in the first half of 2012.

•

Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $124 million in free drug we have provided through the National Organization of Rare Diseases, from September 2007 through December 31, 2011, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

We are exploring the potential initiation of a commercial effort in rheumatology, as Acthar is approved for the following rheumatology-related conditions:

•	Collagen Diseases: Acthar is indicated “during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus, systemic dermatomyositis (polymyositis).”

•

Rheumatic Disorders: Acthar is indicated as “adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in: Psoriatic arthritis, Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy), Ankylosing spondylitis.”

We are committed to improving outcomes for patients with serious, difficult to treat diseases, and we continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for additional indications not currently on the Acthar label, where there is high unmet medical need.

We maintain a research and development program focused on gathering data to: (i) evaluate the use of Acthar for certain on-label indications; (ii) investigate other potential uses of Acthar for indications not currently FDA approved; and (iii) expand our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future:

•	On-Label Development. On-label clinical development efforts include the following:

•

Nephrotic Syndrome (NS). We are the sponsor of a Phase IV clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011. We are also supporting clinical nephrology investigator-initiated studies evaluating: (i) the safety and efficacy of Acthar in IMN; (ii) the safety and efficacy of Acthar in proteinuria in nephrotic syndrome due to focal segmental glomerular sclerosis (FSGS); and (iii) the safety and efficacy of Acthar in treating proteinuria in treatment-resistant nephrotic syndrome (including IMN, FSGS, IgA nephropathy and minimal change disease).

•	Infantile Spasms (IS). We are supporting an investigator-initiated study aimed at establishing quality of care indicators for IS.

•	Systemic Lupus Erythematous (SLE). We are considering conducting clinical studies evaluating Acthar for the treatment of SLE.

•

Other Indications, Not On-Label. Our research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•

Diabetic Nephropathy (DN). We reached agreement with the FDA with respect to our investigational new drug, or IND, for a small Company-sponsored study to evaluate the safety and efficacy of Acthar in treating DN. We also are supporting a clinical investigator-initiated study, evaluating the safety and efficacy of Acthar in treatment of DN.

•

Multiple Sclerosis—Pulse Therapy. We are supporting a clinical investigator-initiated study, examining pulse administration of Acthar in MS in conjunction with disease-modifying therapy to evaluate the possible disease modifying effects of Acthar.

•

Cognitive Protection/Autism. We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of epilepsy with concomitant autism-related cognitive dysfunction.

•	Traumatic Brain Injury (TBI): We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of TBI.

•

Amyotrophic Lateral Sclerosis (ALS): We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of ALS (commonly referred to as Lou Gehrig’s disease).

•	Pharmacology. We are conducting non-clinical and clinical pharmacology studies:

•

General. We seek to expand our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.

•

Multiple Sclerosis. We are supporting an investigator-initiated study, evaluating the immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an investigator-initiated study evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to multiple sclerosis.

We derive net sales of Acthar from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of MS exacerbations, NS, IS and various other conditions. Physicians do not purchase Acthar for resale to patients. Instead, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and, typically, after arranging for third party reimbursement (government or commercial insurance)—often after satisfying a prior authorization requirement imposed by their insurance carrier. Alternatively, patients may receive Acthar under a Questcor sponsored patient assistance program, administered by the National Organization of Rare Diseases.

Recommended treatment regimens for Acthar, including the number of vials to be used, vary both within each therapeutic area and amongst physicians treating the same condition. Additionally, patients might not adhere to their recommended treatment regimens, especially long treatment regimens such as the regimen for Nephrotic Syndrome. Due to various factors, including inventory levels at both the specialty pharmacies and at CuraScript SD, the duration of treatment regimens, patient adherence to recommended treatment regimens and the timing of the placement of re-fill prescription orders, there is typically a delay between changes in prescription levels and changes in the levels of orders we receive from CuraScript SD. Additionally, treatment regimens and, primarily with respect to nephrotic syndrome, patient adherence to physician recommended treatment regimens may vary over time. For nephrotic syndrome, we have commenced a program to improve patients’ adherence with their physicians’ treatment regimens, which should improve outcomes.

The table below provides our best estimates for paid Acthar prescriptions for our three primary therapeutic areas and actual vials shipped to CuraScript SD for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
New Paid Prescriptions:
MS	3,090	1,212	556
NS	269	30	20
IS	427	367	349
Vials Shipped to CuraScript SD	10,710	6,696	5,973

Important Notes Regarding Prescription Data

(1) Because Acthar prescriptions are filled at specialty pharmacies, we do not receive complete information regarding either the number of prescriptions or the number of vials by therapeutic area for all of the patients being treated with Acthar. However, we are able to monitor trends in payor mix and areas of therapeutic use for paid Acthar prescriptions based on data we receive from our reimbursement support center. We estimate that over 90% of new Acthar prescriptions are processed by this support center, but believe that very few refill prescriptions are processed there.

(2) Prescription figures include related conditions for each therapeutic area. Related conditions are diagnoses that are either alternative descriptions of the medical condition or are closely related to the medical condition that is the focus of the table. For example, a prescription for “Demyelinating disease of the central nervous system” would be included as an MS related condition for purpose of this table. Approximately 5% of the prescriptions in the tables are for related conditions.

(3) A new prescription may or may not represent a new patient or a new therapy for the patient receiving the prescription. We use business rules to determine whether a prescription should be classified as new for inclusion in this table. From time to time, we may modify these rules, which could cause some changes to the figures in the table above.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

Our total net sales for the Company were $218.2 million for the year ended December 31, 2011 as compared to $115.1 million and $88.3 million for the years ended December 31, 2010 and 2009, respectively. Approximately 100% of our net sales in each of these years were from Acthar. Our net income was $79.6 million for the year ended December 31, 2011 as compared to $35.1 million and $26.6 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011, our cash, cash equivalents and short-term investments totaled $210.1 million as compared to $114.8 million as of December 31, 2010.

Sales and Marketing

We have increased the size of our Specialty Sales Force, which calls on neurologists who treat patients for MS or IS, several times since the beginning of 2008. Most recently, we increased the size of our Specialty Sales Force from 38 to 77 representatives in November 2010. Additionally, in March 2011, we assembled an initial Nephrology Sales Force of five representatives to educate nephrologists regarding improved outcomes in patients suffering from NS who are treated with Acthar. Based on the solid results of these physician initiatives, we increased the size of our Nephrology Sales Force to 28 representatives during the third quarter of 2011. We intend to further expand our Nephrology Sales Force and our Specialty Sales Force in 2012.

See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to sales and marketing.

Customers and Distribution

In the U.S., our exclusive customer for Acthar is CuraScript SD. We sell Acthar at a discount from our list price to CuraScript SD, which then resells Acthar primarily to approximately 12 specialty pharmacies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to children’s hospitals. We sell Doral to pharmaceutical wholesalers, which resell Doral primarily to retail pharmacies and hospitals.

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

We recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For Acthar, this occurs when CuraScript SD accepts a shipment of Acthar based on its order of Acthar from ICS. We do not require collateral from our customers for sales of either of our products.

Government Insurance Program Reimbursement

A portion of our end-user vial demand for Acthar is for patients covered under Medicaid, Medicare and other government-related programs such as TRICARE and the Veterans Administration, or VA. As required by Federal regulations, we provide rebates and discounts in connection with these programs. As a result of Medicaid rebates, we do not generate any net sales with respect to Medicaid sales, but we do generate net sales with respect to Medicare sales, TRICARE sales and sales made to the VA. As a result of the enactment of the Patient Protection and Affordable Care Act of 2010 and the Healthcare and Education Affordability Reconciliation Act of 2010, signed into law on March 23, 2010 and March 30, 2010, respectively, or the Healthcare Reform Acts, the per vial rebate amount for Medicaid decreased from approximately 110% to 100% of our Average Manufacturer Price, or AMP. Additionally, Medicaid managed care programs became eligible for drug rebates. This expanded eligibility affected our rebate liability for those state entities which had Medicaid managed care programs, but had not previously taken legislative action at the state level to permit drugs provided to Medicaid managed care patients to be eligible for Medicaid rebates (approximately 28 states). For Medicare, starting January 1, 2011, we pay a rebate under the Healthcare Reform Acts relating to the Medicare Part D Coverage Gap, or “Donut Hole.” However, for 2011, the rebate associated with the Donut Hole was immaterial.

See Item 1A “Risk Factors: Risks Associated with Government Regulations and Health Care Reform” for a discussion of additional risks related to reimbursement.

Competition

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions for which Acthar is currently approved to treat or which we may seek to add to the label of approved indications for Acthar. There are products and treatments currently on the market that compete with Acthar.

Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources than we have. If any of our present or future competitors develop new products that are superior to Acthar, our financial performance may be materially and adversely affected.

If our business strategy is successful, we likely will attract additional competition. See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to competition.

Manufacturing

Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the active pharmaceutical ingredient, or API, used in Acthar, is processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Bio Vectra, Inc., or Bio Vectra, to produce this API. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Currently, both Bio Vectra and Cangene are our sole source suppliers for Acthar. While we have received approval from the FDA for the transfers to new contract manufacturers for both Acthar finished product and API, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar has a shelf life of 18 months from the date of manufacture.

We have a supply agreement with Meda Pharmaceuticals, or Meda, to manufacture commercial quantities of Doral. Currently, Meda is our sole source supplier for Doral. Doral has a shelf life of 60 months from the date of manufacture.

Our API or finished goods contract manufacturers may not be able to continue to meet our requirements for quality, quantity and timeliness. Our contract manufacturers may not be able to meet all of the FDA’s current good manufacturing practice, or cGMP, requirements.

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

Research and Development

During the years ended December 31, 2011, 2010 and 2009, we spent $16.8 million, $10.9 million and $9.7 million, respectively, on research and development activities.

We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for various medical conditions. See “Business—Overview.” We anticipate that these research and development efforts will result in a significant increase in research and development expenses in 2012 and future years.

The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication, affect FDA approval of the indication in the label, and/or affect our sales of Acthar for existing commercialized indications. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur higher or lower levels of expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or candidates. As a result, we are unable to reliably estimate the amount or range of the cost and timing to complete our product development programs and each future product development program.

See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to research and development.

Patents and Proprietary Rights

The FDA first approved the use of Acthar in 1952, and Acthar is no longer subject to patent protection.

Our success depends partially upon our ability to maintain confidentiality and operate without infringing upon the proprietary rights of third parties. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We also have a U.S. patent related to Doral.

Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming, costly and face an uncertain outcome.

We could be subject to intellectual property infringement claims as we expand our position in our currently targeted therapeutic areas and enter new therapeutic areas. Defending against these claims, even if the claims are without merit, could be expensive and may divert our attention from our operations. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay substantial damage awards and be forced to develop non-infringing technology, obtain a license or cease using the applications that contain the infringing technology or content. We may be unable to develop non-infringing technology or content or obtain a license on commercially reasonable terms, or at all.

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

The FDA testing and approval process for new indications for previously approved drugs requires substantial time, effort and money. Any application we submit to the FDA may not be timely approved, if at all.

The FDA may withdraw product approval for non-compliance with regulatory requirements or if safety or efficacy problems occur after the product reaches the market. The FDA also has the power to require changes in labeling or to prevent further marketing of a product based on the results of post-marketing programs.

The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before a new drug application (NDA) or supplemental new drug application (sNDA) is approved. Additionally, manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations on an on-going basis. Vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulations and periodic inspections.

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

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including but not limited to, standards and regulations for direct-to-consumer advertising, payments to physicians, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

The Company’s sales and marketing activities are monitored by our compliance team, which is headed by our Vice President, Compliance and Chief Compliance Officer who is exclusively dedicated to our compliance function. Our Chief Compliance Officer reports to our Chief Executive Officer and the Compliance Committee of our Board of Directors. Our Chief Compliance Officer is also supported by our General Counsel and other internal and external personnel.

Failure to comply with FDA and governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or sNDAs, injunctions, disqualification from participation in government reimbursement programs and criminal prosecution. Any of these actions or events could have a material adverse effect on us both financially and reputationally.

In addition to regulation by the FDA, the Drug Enforcement Agency, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act. States also impose similar requirements for handling controlled substances. A principal factor in determining the particular requirements, if any, applicable to a product is the actual or potential abuse profile. The active pharmaceutical ingredient for Doral is quazepam, a benzodiazepine, which is regulated by the DEA as a Schedule IV controlled substance. Controlled substances are subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution.

See Item 1A “Risk Factors: Risks Associated with Government Regulation and Health Care Reform” for a discussion of additional risks related to government regulation.

Human Resources

As of January 31, 2012, we had 206 full-time employees, 148 of whom are engaged in sales and commercialization activities.

Our continued success will depend in large part on our ability to attract and retain key employees. We believe that our relationship with our employees is good. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.

General Information

We incorporated in California in September 1992 as Cypros Pharmaceutical Corporation. In November 1999, we changed our name to Questcor Pharmaceuticals, Inc. We are located at 1300 North Kellogg Drive, Suite D, Anaheim, California 92807, and our telephone number is (714) 786-4200.

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

For the year ended December 31, 2011, sales of Acthar for three indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of proteinuria in the nephrotic syndrome of the idiopathic type, or NS, and (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age, represented approximately 100% of our total net sales. We expect to continue to rely on sales of Acthar for these three conditions for substantially all of our net sales and profits for the foreseeable future. We have announced our intention to further grow the size of our Nephrology Sales Force and our Specialty Sales Force in 2012, and to explore the possibility of expanding the use of Acthar in other approved indications, but we cannot provide assurance that any of these expansion activities will result in increased sales of Acthar.

The primary course of treatment for MS exacerbations is intravenous corticosteroids and there is a limited history of, or clinical data regarding, the use of Acthar to treat patients who do not respond adequately to steroids or for whom steroids are not suitable. Further, Acthar is typically prescribed to MS exacerbation patients who have also been prescribed a disease modifying agent such as Avonex®, Copaxone®, Rebif®, Tysabri® or some other agent. The success of existing disease modifying agents and potential new treatments could reduce the overall incidence rate of acute exacerbations for MS including acute exacerbations of MS in patients who might be candidates for being treated with Acthar, thereby reducing the potential demand for Acthar.

There are limited published data on the efficacy of Acthar in the treatment of proteinuria associated with idiopathic types of nephrotic syndrome or lupus nephritis. Additionally, Acthar is not approved for the treatment of proteinuria in all forms of nephrotic syndrome. We have commenced a Phase IV dose response clinical trial to evaluate the use of Acthar to induce remission of proteinuria in the nephrotic syndrome (specifically in patients with idiopathic membranous nephropathy), an on-label indication, and have reached agreement with the FDA with respect to our IND for a Phase II dose response clinical trial to evaluate the use of Acthar to treat diabetic nephropathy, an indication not on the current Acthar label of approved indications. These trials could take several years to complete and will require the expenditure of significant time, financial and management resources and we cannot assure you that our Phase IV trial will result in data that supports the use of Acthar to induce remission of proteinuria associated with idiopathic types of nephrotic syndrome or whether this trial will result in doctors prescribing Acthar to induce remission of proteinuria in idiopathic types of nephrotic syndrome. We also cannot assure you that our Phase II dose response clinical trial will provide a basis to pursue the addition of diabetic nephropathy to the label of approved indications for Acthar. Such approval would require one or more additional clinical studies and the preparation and submission of a sNDA, with the FDA, and we cannot assure you that any submission would ultimately be approved by the FDA.

The demand for Acthar to treat MS, NS and IS is highly variable, and we cannot predict whether we will continue to generate significant net sales from sales of Acthar.

Recommended treatment regimens among physicians prescribing Acthar for use in treating MS exacerbations, NS and IS vary within each therapeutic area. If physicians prescribe a lower number of vials for the treatment of MS exacerbations, NS or IS, our net sales of Acthar would decline. Additionally, we are aware that some prescriptions are initially for a lower number of vials than is necessary to complete the physician’s recommended treatment regimen, and allow for one or more prescription refills. If patients do not obtain their refill prescriptions in order to complete their recommended treatment regimens, our net sales from the sale of Acthar would be negatively impacted. There can be no assurance that we would be able to increase prescription levels by enough to offset any decline in vials per prescription.

If the demand for Acthar declines, if third-party payors refuse to provide reimbursement for purchases of Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients or if vials sourced through various patient assistance programs increases as a percent of total shipments, our net sales of Acthar would be negatively impacted. If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.

We utilize CuraScript SD, a third-party specialty distributor, to distribute Acthar. We rely on CuraScript SD for all of our proceeds from sales of Acthar in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, Acthar distribution could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.

The manufacture of Acthar is a highly exacting and complex process and, if any of our suppliers encounter problems manufacturing products, our business could suffer.

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

If problems arise during the production of a batch of product, that batch of product may have to be discarded. Among other impacts to our business, lost batches could lead to increased costs, lost revenue, damage to our reputation and changes in physician practices with respect to the use of Acthar, time and expense spent investigating the cause of such problems and, depending on the cause, similar losses with respect to other batches of Acthar. If we do not discover problems before Acthar is released to the market, we also may incur recall and product liability costs. To the extent that one of our suppliers experiences significant manufacturing problems, these could have a material adverse effect on our revenues and profitability.

Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and, as a result, Acthar is difficult to manufacture. We have a supply agreement with BioVectra to produce the API in Acthar. Our supply agreement with BioVectra continues until written notice of no less than 12 months is given by either us or BioVectra. If either party terminates the agreement, BioVectra is obligated under the agreement to continue to provide manufacturing services for up to four years after termination. In the event of termination, if we were unable to enter into a new supply agreement on substantially similar terms with a new manufacturer, or are unable to obtain FDA approval for a new manufacturer, in such four year period, we may not be able to manufacture or sell Acthar, which would result in a substantial loss of revenues and damage to our business.

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

We have no control over our sole-source manufacturers or suppliers.

We depend on single source suppliers and manufacturers for Acthar. Both BioVectra and Cangene are our contract manufacturers that produce Acthar. The manufacturing process for Acthar is complex and these contract manufacturers may not be able to meet our needs with respect to timing, cost, quantity or quality. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of Acthar, could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We do not have, and do not intend to establish in the near term, our own manufacturing or packaging capability for Acthar, or its active pharmaceutical ingredient, or API. If our suppliers and contract manufacturers do not manufacture Acthar without interruption or do not comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of Acthar.

The availability of our products for commercial sale depends upon our ability to procure the ingredients, packaging materials and finished products we need. If one of our suppliers or product manufacturers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to qualify a new supplier or manufacturer. The loss of one of our suppliers or product manufacturers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the API or product manufacturing process. We believe that it could take a significant amount of time to qualify a new supplier or manufacturer, and we may not be able to obtain API, packaging materials or finished products from new suppliers or manufacturers on acceptable terms and at reasonable prices, or at all. Should we lose either an API supplier or a product manufacturer, we could run out of salable product to meet market demands while we wait for FDA approval of a new API supplier or product manufacturer.

Failure by our third-party manufacturers to comply with regulatory requirements could adversely affect their ability to supply Acthar to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. In complying with cGMP requirements, our suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspection by the FDA and other regulatory authorities, including state authorities. Failure to comply with applicable legal requirements subjects the suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the ingredients or finished products we need.

Any delay in supplying, or failure to supply, Acthar by any of our suppliers could result in our inability to meet the commercial demand for Acthar or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects.

We have no patent protection for Acthar, and potential competitive products to Acthar may reduce or eliminate our commercial opportunity.

The patent for Acthar has expired and we have no intellectual property-based market exclusivity with respect to any indication or condition we might target.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that we target. Some of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In the event we are successful in further developing our MS and nephrotic syndrome markets or in developing other markets for Acthar, our increasing the overall sales volume of Acthar may lead other companies to dedicate greater resources to develop and introduce generic or bio similar versions of Acthar and other competitive therapies for the same diseases and conditions that we target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our net sales. If a competitor applied to the FDA for a generic or bio similar version of Acthar or any competitive product not based on ACTH (adrenocorticotropic hormone), we would not receive any notice from the FDA about the existence of the application. Further, the announcement of a filing with the FDA relating to a potentially competitive product could have an adverse effect on our business and share price, regardless of the ultimate outcome of such filing.

Our attempts to further develop other on-label therapeutic uses for Acthar may be unsuccessful.

In connection with the FDA’s October 2010 approval of our sNDA to add the treatment of IS to the label of approved indications for Acthar, the overall label for Acthar was modernized and there are now 19 approved indications, including the treatment of acute exacerbations of MS, the treatment of IS and the use of Acthar to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus. Commercializing Acthar to treat other on-label indications will be time consuming, expensive and unpredictable. We may not be able to, either by ourselves or in collaboration with others, successfully commercialize Acthar for the treatment of new, on-label therapeutic uses.

Should we decide to collaborate with third parties in the commercialization of new, on-label therapeutic uses for Acthar, such collaboration may require us to commit substantial effort and expense in seeking out, evaluating and negotiating collaboration agreements, which expense may be incurred without achieving our desired results and which effort involves inherent risks, including uncertainties due to matters that may affect the successful commercialization of such uses, as well as the possibility of contractual disagreements with regard to terms such as proprietary rights, license scope or termination rights. It may be necessary for us to enter into arrangements with other pharmaceutical companies in order to effectively market any new, on-label therapeutic uses for Acthar. We may not be successful in entering into such arrangements on terms favorable to us or at all.

Once developed, a number of factors may negatively affect the market acceptance of additional therapeutic uses for Acthar, including, among others:

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

In addition, our ability to market and promote Acthar is restricted to the indications and labeling claims approved by the FDA. If we are unable to obtain approval for additional labeled indications for Acthar, the commercial potential of Acthar may be negatively affected.

We depend primarily on third parties to assist us in our research and development.

We have limited ability to conduct our own clinical trial and research and development projects and we rely upon third-party vendors to plan, conduct and report on clinical trials for uses of Acthar. In the event that any of these vendors has unforeseen issues that negatively impact the quality of its work, our ability to evaluate clinical results may also be negatively impacted. As a result, a clinical trial failure could adversely affect our ability to develop data to support the use of Acthar in the treatment of on-label indications or file for or gain regulatory approvals for new indications on a timely basis. In addition, any one of these vendors could determine that its own research and development requirements or those of other parties, takes precedence over the research and development they provide to us. We could experience a development gap if one or more of our clinical trial vendors does not properly execute a clinical trial or chose to prioritize other projects over our development projects. This prioritization could cause a gap in our research and development timelines until we achieve further advancement of our own capabilities. Any gap could impact our ability to develop and commercialize other therapeutic uses for Acthar.

We will not be able to add to the label of approved indications for Acthar if pre-clinical trials do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans.

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

Regulatory approval, if granted, may entail limitations on the indicated uses for which Acthar may be marketed that could limit the potential market. Regulatory approvals, once granted, may be withdrawn if safety concerns arise after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing FDA good manufacturing practices. The FDA periodically revises the good manufacturing practices regulations and requires manufacturers to remain current with the latest regulations.

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

If we are unable to obtain approval to add new indications for Acthar, or if we are unable to support the commercialization of other currently labeled indications with additional data, our sales and marketing efforts and market acceptance and the commercial potential of Acthar may be negatively affected.

Risks Associated with Government Regulation and Health Care Reform

We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.

We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.

The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Healthcare Reform Act, among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government health care programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit certain marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion from participation in federal health care programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We could also become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged Federal False Claims Act violations. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Acts includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2013 for payments made in 2012, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we or any of our partners fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners’ ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

Changes in the health care regulatory environment may adversely affect our business.

The Healthcare Reform Acts substantially change the way health care is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

•	Effective March 23, 2010, Medicaid managed care programs became eligible for drug rebates. This expanded eligibility affected our rebate liability for that utilization.

•

Effective January 1, 2011, pharmaceutical companies, including Questcor, must provide rebates to cover a portion of the Medicare Part D coverage gap or “donut hole.” Approximately 25% of our sales for both MS and NS are to Medicare insureds.

•

Effective January 1, 2011, the U.S. Federal government must allocate an annual fee among manufacturers of branded prescription drugs based on their market share for specified government programs. The Healthcare Reform Acts determine an individual manufacturer’s market share as the ratio of its aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered manufacturers. We believe the amount due in 2011 for the annual fee is immaterial.

•

Changes made by the Healthcare Reform Acts are expected to result in the coverage of 32 million uninsured individuals. Approximately half of these individuals will be covered through an expansion of the Medicaid program, and the remainder will be covered with private sector coverage either through their employer or the new state-based Health Insurance Exchanges effective in 2014. We expect the number of Medicaid patients to increase gradually through 2014. Effective in 2014, individuals with incomes below 133% of the federal poverty level will be eligible for Medicaid. We expect this expansion to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Healthcare Reform Acts. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.

Presently, uncertainty exists as many of the specific determinations necessary to implement the Healthcare Reform Acts have yet to be decided and communicated to industry participants. For example, while we have established a reserve for Medicaid MCO, the affected states have only begun to bill us for Medicaid MCO rebates, as many of the states, including California and Florida, are still implementing their internal systems in order to submit Medicaid rebates claims to us. Additionally, the Health Reform Acts increased the scope of the 340(B) program to safety net providers; we do not yet know when we will be required to provide discounts to the additional hospitals eligible to participate under the 340(B) program. We have made several estimates with regard to important assumptions relevant to determining the financial impact of the Healthcare Reform Acts on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the Healthcare Reform Acts will be implemented.

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

In addition, the Supreme Court is expected to issue a decision in the summer of 2012 relating to the constitutionality of different questions related to the Health Reform Acts. The outcome of that decision may affect the various programs under which we are regulated and may alter the reimbursement opportunities in various markets in ways we cannot predict.

We may be negatively affected by lower reimbursement levels.

Our ability to generate net sales is affected by the availability of third-party reimbursement for Acthar, and our ability to generate net sales will be diminished if we fail to maintain an adequate level of reimbursement for Acthar from such third-party payors.

Acthar is a high priced drug and the sale of Acthar depends in part on the availability of reimbursement from third-party payors such as private insurance plans. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that private insurance plans may pay to reimburse the cost of drugs, including Acthar. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Acthar. In addition, current third-party reimbursement policies for Acthar may change at any time. Such changes could include lower reimbursement or the loss of insurance overage. Negative changes in reimbursement or our failure to obtain reimbursement for Acthar may reduce the demand for, or the price of, Acthar, which could result in lower Acthar net sales, thereby weakening our competitive position and negatively impacting our results of operations.

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

A portion of the estimated end-user vial demand for Acthar is for patients covered under Medicaid and other government-related programs. As required by Federal regulations, we provide rebates related to Acthar dispensed to Medicaid patients equal to 100% of our AMP and, as a result, do not generate any net sales from the use of Acthar by these patients. In addition, certain other government-supported agencies are permitted to purchase Acthar for a nominal amount from our specialty distributor, which then charges the discount back to us. As a result of the enactment of the Healthcare Reform Acts and fiscal pressures placed upon federal and state governments to reduce current budget deficits, it is possible that a greater proportion of Acthar sales will be subject to these rebates and chargebacks, reducing our net sales. Additionally, there could be changes to Medicaid, Medicare or other regulations resulting in higher rebates and chargebacks, which would reduce our net sales further.

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

The interpretation of laws and regulations may negatively affect the amount we are able to charge government agencies for Acthar, or may negatively affect our financial results. For example, the Department of Defense, or DoD, TRICARE Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies. The regulations further require that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for TRICARE rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009.

We may be negatively affected by unforeseen invoicing of historical Medicaid sales.

We provide a rebate related to Acthar dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. The rebate per unit formula results in a rebate amount equal to 100% of our AMP. We multiply the rebate amount per unit by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Other than for Medicaid rebates associated with MCO, the Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established. As a result, at the end of each quarter we must estimate the amount of Medicaid sales in that quarter and such estimates could prove to be inaccurate. Revisions in the Medicaid rebate estimates are charged to income in the period in which the information that gives rise to the revision becomes known. However, certain states may provide their requested rebates to us on a delayed basis, which would negatively affect future financial performance in periods occurring after the period in which the original reserved Medicaid rebate accrual occurred. For example, in the third quarter of 2009, we received higher than anticipated amounts of Medicaid rebates related to prior period Acthar usage. In connection with our receipt of invoices related to these rebates, we increased our rebate reserve which reduced net sales in the third quarter of 2009 by approximately $4.6 million. In connection with the enactment of the Healthcare Reform Acts and the adoption of Medicaid Managed Care Organizations, or Medicaid MCO, we increased our reserves for Medicaid rebates. The various states have only begun to bill us for Medicaid MCO rebates and our reserves for Medicaid MCO related rebates may not be adequate.

In addition to receiving requested rebates on a delayed basis, pharmaceutical and biologic companies are subject to numerous investigations by various governmental agencies concerning Medicaid rebates. Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the Office of the Inspector General, the Federal Bureau of Investigations, the Centers for Medicare and Medicaid Services, or CMS, and state Medicaid programs, may conduct audits of our operations. The cost of responding to and resolving these audits could have a material, adverse effect on our financial position, results of operations and liquidity. As required by statute, CMS has implemented the Recovery Audit Contractor, or RAC, program on a nationwide basis. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Healthcare Reform Acts expanded the RAC program’s scope to include managed Medicare plans and to include

Medicaid claims. In addition, CMS employs Medicaid Integrity Contractors, or MIC, to perform post-payment audits of Medicaid claims and identify overpayments or under-rebates. The Healthcare Reform Acts further increase federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. Although we have processes and controls in place, should we be found out of compliance with any of these laws, regulations or programs, our business, our financial position and our results of operations could be negatively impacted.

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

We are highly dependent on the services of the principal members of our senior management team, and the loss of a member of senior management could create significant disruption in our ability to operate our business. We do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Recruiting and retaining management and operational personnel to perform sales and marketing, financial operations, clinical development, regulatory affairs, compliance, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.

Our financial results can be negatively impacted by economic downturns.

Downturns in the general economic environment present us with several potential challenges. In challenging economies and periods of increased unemployment, a greater percentage of our unit volume may be subject to reimbursement under Medicaid and other government programs. This shift in payor mix can negatively impact our financial results because of the resulting decrease in our net sales. In addition, third-party payors such as private insurance companies may be less willing to satisfy their reimbursement obligations in a timely manner, or at all.

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

Downturns in the capital markets may have a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and the markets for these securities may deteriorate or the institutions that hold these investments may not be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

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

Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. If our activities infringe on patents owned by others, we could incur substantial costs in defending ourselves in suits brought against a licensor or us. In addition, such litigation or the threat of litigation could create substantial distractions for our management, which would decrease our ability to focus on increasing sales of Acthar. Should Acthar or its associated technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of Acthar could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of Acthar and its associated technologies, may be required to obtain licenses to patents or other proprietary rights of third parties, which may not be made available on terms acceptable to us.

If product liability lawsuits are successfully brought against us or we become subject to other forms of litigation, we may incur substantial liabilities and costs and may be required to limit commercialization of Acthar.

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could result in exacerbation of a patient’s condition, serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Both Acthar and Doral have boxed warnings in their labels.

Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class. While we have not had to defend against any product liability claims to date, as sales of our products increase, we believe it is likely product liability claims will be made against us. We cannot predict the frequency, outcome or cost to defend any such claims. Under a 2009 United States Supreme Court ruling, FDA approval of a drug does not prevent the filing of product liability claims in state courts, potentially making it more costly and time consuming to defend against such claims.

Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. We currently have product liability insurance for claims up to $10 million. Partly as a result of product liability lawsuits related to pharmaceutical products, product liability and other types of insurance have become more difficult and costly for pharmaceutical companies to obtain. Our product liability insurance may not cover all of the future liabilities we might incur in connection with the development, manufacture or sale of our products. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.

A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of key employees from operating our business.

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of Acthar could materially adversely affect our business by rendering us unable to sell Acthar for some time, causing us to incur significant recall costs and by adversely affecting our reputation. A recall could also result in product liability claims.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we or our distribution partners and clinical trial partners may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our outside data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state laws and rules and regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties, disrupt our operations, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Risks Related to our Common Stock

Our stock price has a history of volatility, and an investment in our stock could decline in value.

The price of our common stock is subject to significant volatility. The closing price per share of our common stock ranged in value from $4.33 to $45.59 during the two-year period ended December 31, 2011. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our specialty distributor and our end users. In the event that patient demand for Acthar is less than our sales to our specialty distributor, excess Acthar inventories may result at our specialty distributor, which may impact future Acthar sales. Other potential events that could affect our stock price include, without limitation, our quarterly and yearly revenues and earnings or losses; announcements by us or our competitors regarding Acthar development efforts, including the status of regulatory approval applications; the outcome of legal proceedings; the launch of competing products or the public notice of an FDA filing relating to a potential competitive product; and our ability to obtain product from our contract manufacturers, the publication of negative or neutral coverage by research analysts, and efforts to manipulate our stock price by investors that engage in the manipulation of stock prices.

As of January 31, 2012, NASDAQ reported a short interest of approximately 10.5 million shares in our common stock, and it is possible that the NASDAQ short interest reporting system does not fully capture total short interest. It is generally in the short seller’s interests for the price of a stock to decline. Questcor is aware that other companies have alleged short sellers to have taken various actions aimed at reducing the stock price of such companies in order to generate profit on their short positions. These actions have been alleged to include arranging for the publication of negative opinions regarding companies and their business prospects. As this potentially relates to Questcor, our stock price closed at $41.54 on January 10, 2012 and declined to $37.29 on January 24, 2012, following the posting on an internet blog catering to the short-selling investor community challenging our sales and marketing practices. Our stock price continued to exhibit heightened volatility following this internet posting and as of February 21, 2012, the day preceding the filing date of this Form 10-K, our stock price closed at $34.64. We dedicate significant resources to ensure that we are in compliance with applicable laws and regulations, and continue to improve our internal systems and controls as the Company has grown. We have an officer within the Company serving as our Vice President, Compliance and Chief Compliance Officer who is exclusively focused on our compliance activities. We have also established a Compliance Committee on our Board of Directors to further enhance our Board oversight of this important area. We are not aware of any sales and marketing practice that is not in compliance with applicable laws and regulations. If we become aware of any unacceptable practices through our ongoing compliance program or otherwise, we will deal with any such matter in a responsible manner.

Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

In additional to the risk factors detailed elsewhere in this Form 10-K, our quarterly operating results and share price may fluctuate significantly because of several factors, including:

•	public concern as to the safety of drugs developed by us or others;

•	availability of Acthar;

•	patient safety concerns;

•	announced inquiries by governmental agencies;

•	departure of key managers;

•	negative opinions regarding company actions from proxy advisory firms;

•	activities of certain investors who elect to short sell our stock;

•	the announcement and timing of new product introductions by us or others;

•	the timing of our regulatory submissions or approvals, or the failure to receive regulatory approvals;

•	prescription trends and the level of orders from CuraScript SD within a given quarter and preceding quarters;

•	availability and level of third party reimbursement;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic or other external factors, disaster or crisis;

•	changes in government regulations or policies or patent decisions;

•	failure to meet our financial expectations or changes in opinions of analysts who follow our stock; or

•	general market conditions.

If we were to be negatively impacted by any of these factors, it could cause a decrease in our stock price.

We have significant stock option overhang which could dilute your investment.

We have an overhang of common stock due to a low average exercise price of employee stock options. The future exercise of employee stock options could cause dilution, which may negatively affect the market price of our shares.

We have certain anti-takeover provisions in place.

Certain provisions of our Amended and Restated Articles of Incorporation and the California General Corporation Law could discourage a third-party from acquiring, or make it more difficult for a third-party to acquire control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to Section 1101(e) of the California General Corporation Law, which, among other things, limits the ability of a majority shareholder holding more than 50% but less than 90% of the outstanding shares of a California corporation from consummating a cash-out merger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. We currently lease space in three locations.

•

We lease 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in November 2012. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments. Effective November 2010, we subleased 9,000 square feet of the facility through November 2012 and effective September 2010, we subleased an additional 4,500 square feet on a month-to-month basis.

•

We lease 6,200 square feet of office space in Ellicott City, Maryland under a lease agreement that expires in October 2015. This facility is occupied by our Product Development and Regulatory Affairs departments.

•

We lease 7,900 square feet of office space in Anaheim, California under a lease agreement that expires in October 2014. This facility is occupied by our Executive, Finance and Administration departments, and serves as our corporate headquarters.

We believe that our current leased office space is sufficient to meet our current business requirements and that additional office space will be available on commercially reasonable terms if required.

Item 3. Legal Proceedings

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal and state governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive requests for information from various governmental agencies. In addition, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We intend to defend this lawsuit vigorously. We are not aware of any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global market under the symbol “QCOR.” The following table shows the high and low sale prices for our common stock as reported by The NASDAQ Global Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2010
First Quarter	$8.67	$4.26
Second Quarter	11.62	7.84
Third Quarter	11.63	8.89
Fourth Quarter	15.57	9.33
Year Ended December 31, 2011
First Quarter	16.67	12.16
Second Quarter	24.93	14.44
Third Quarter	32.78	24.00
Fourth Quarter	45.95	25.94
Year Ending December 31, 2012
First Quarter (through February 10, 2012)	$44.18	$32.83

Stock Performance Graph

The following graph compares our total cumulative shareholder return as compared to the NYSE Amex Composite Index and the NASDAQ Pharmaceutical Index for the period beginning on December 31, 2006 and ending on December 31, 2011. Total shareholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NYSE Amex Composite Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends. We have not paid dividends on our common stock.

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

Holders of Common Stock

As of January 31, 2012, there were approximately 172 shareholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Stock Repurchases

See “Liquidity and Capital Resources — Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K for information on our stock repurchases.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$218,169	$115,131	$88,320	$95,248	$49,768
Total operating expenses	92,592	53,278	40,083	30,364	22,918
Income from operations	113,118	53,840	41,220	57,580	21,555
Gain on sale of product rights	—	—	225	75	448
Income tax expense (benefit)(1)	34,154	19,302	15,502	18,198	(14,592)
Net income	79,591	35,071	26,629	40,532	37,586
Net income applicable to common shareholders	79,591	35,071	26,629	35,265	36,449
Net income per share applicable to common shareholders:
Basic	$1.27	$0.56	$0.41	$0.52	$0.53
Diluted	$1.21	$0.54	$0.40	$0.49	$0.51
Shares used in computing net income (loss) per share applicable to common shareholders:
Basic	62,498	62,112	64,196	67,761	69,131
Diluted	66,010	64,741	66,257	71,350	70,915

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$210,149	$114,832	$75,707	$55,451	$30,212
Working capital	209,879	111,988	71,049	59,272	57,153
Total assets	275,808	151,993	111,440	89,146	78,448
Preferred stock, Series A(2)	—	—	—	—	5,081
Common stock	94,976	74,809	67,793	84,028	108,387
Retained earnings (accumulated deficit)	124,886	45,295	10,224	(16,405)	(51,670)
Total shareholders’ equity	219,826	120,127	78,003	67,892	56,771

(1)	The income tax benefit for the year ended December 31, 2007 resulted from our ability to utilize net operating loss carryforwards to offset the majority of our 2007 taxable income and the reversal of the portion of the valuation allowance established against deferred tax assets available to reduce the tax obligations on our 2008 taxable income. In 2008, we reversed the remaining $5.2 million valuation allowance on deferred tax assets that we believed would be recovered based on anticipated taxable income in 2009 and future years, and the corresponding tax benefit reduced our income tax expense.

(2)	We repurchased our Series A Preferred Stock in February 2008 for $10.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K. Words such as “may,” “will,” “should,” “could,” expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report on Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1A of Part I, under the heading “Risk Factors.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this Annual Report on Form 10-K.

Overview

Questcor is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•

Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We experienced significant growth in MS prescriptions in 2011 and currently intend to expand the size of our neurology sales force in 2012.

•

Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-K, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We experienced significant growth in NS prescriptions in the fourth quarter of 2011 and currently intend to expand the size of our nephrology sales force in the first half of 2012.

•

Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $124 million in free drug we have provided through the National Organization of Rare Diseases, from September 2007 through December 31, 2011, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

We are exploring the potential initiation of a commercial effort in rheumatology, as Acthar is approved for the following rheumatology-related conditions:

•	Collagen Diseases: Acthar is indicated “during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus, systemic dermatomyositis (polymyositis).”

•

Rheumatic Disorders: Acthar is indicated as “adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in: Psoriatic arthritis, Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy), Ankylosing spondylitis.”

We are committed to improving outcomes for patients with serious, difficult to treat diseases, and we continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for additional indications not currently on the Acthar label, where there is high unmet medical need.

Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have modest sales of Doral.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Net Sales. Net sales, which we derive from our sales of Acthar and Doral, were $218.2 million in 2011, compared to $115.1 million in 2010 and $88.3 million in 2009. The following table sets forth our net sales for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue	$268,827	$154,806	$138,220

Less sales reserves:
Provision for Medicaid rebates	46,481	37,159	40,814
Provision for chargebacks	142	106	5,029
Provision for Coverage Gap Discount	348	—	—
Provision for Tricare rebates	1,691	1,202	3,530
Co-payment assistance and other	1,996	1,208	527

Total sales reserves	50,658	39,675	49,900

Net sales	$218,169	$115,131	$88,320

2011 compared to 2010: Net sales of Acthar increased by approximately 89.7% to $217.7 million for the year ended December 31, 2011 from $114.7 million in 2010. The increase in net sales was attributable to increased vial demand from CuraScript SD, our distributor for Acthar. We shipped 10,710 vials for the year ended December 31, 2011 as compared to 6,696 vials shipped for the year ended December 31, 2010.

While we do not receive complete information from CuraScript SD regarding prescriptions by therapeutic area, we believe increased demand was driven by strong prescription growth in each of our primary therapeutic areas: MS, NS and IS. During the year ended December 31, 2011, we estimate that the number of paid prescriptions for Acthar to treat MS exacerbations increased to 3,090 from 1,212 in the twelve months ended December 31, 2010. We believe this growth was attributable to both (i) an increased number of physicians knowing about and prescribing Acthar through the efforts of our expanded sales force educating physicians who treat patients with MS regarding the efficacy of Acthar, and (ii) physicians experiencing positive outcomes for their patients for whom they prescribed Acthar to treat MS exacerbations. In addition, during 2011, we commenced a pilot selling effort of five sales representatives in Nephrology and, in the third quarter, we expanded this effort to a total of 28 sales representatives. During the twelve months ended December 31, 2011, our nephrology selling effort resulted in approximately 269 paid NS prescriptions, a significant increase over the 30 paid NS prescriptions during the twelve months ended December 31, 2010. We also experienced a strong year with respect to IS prescriptions, with 427 paid IS prescriptions during the twelve months ended December 31, 2011, an increase over prior year of 367 paid IS prescriptions. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription table on page 6 of this report.

Net sales for the year ended December 31, 2011 were also positively affected by increases in the price we charge Curascript SD for Acthar. On January 3, 2011 and June 1, 2011, we increased the price of Acthar by 5%. We also increased the price of Acthar on December 27, 2011 and currently charge Curascript SD $27,064 per vial.

Net sales for the year ended December 31, 2011 were also positively impacted by a percentage decrease on our sales related reserve. We utilize a multi-step approach to determine our sales reserves each quarter, which includes an analysis using a predictive model, a review of Medicaid and other invoices received during the quarter and an estimate of in-channel inventory. In 2011, we reserved against 18.8% of our gross revenue for sales-related reserves, a decrease from the 25.6% in 2010. This decrease was primarily attributable to greater use of Acthar to treat adults suffering from MS and NS relative to the number of Acthar vials used to treat infants suffering from IS and the fact that adults have a lower Medicaid incidence rate than infants. The decrease in total sales reserves as a percent of gross revenue was also due to an increased number of vials distributed through our patient assistance program, as such free vials do not affect gross revenue and are not considered in our sales reserve model.

We believe that approximately two-thirds of our growth in net sales from 2010 to 2011 was due to increased vial shipments, with the remainder of our net sales growth due to both pricing and the reduction in our sales-related reserve percentage. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.

While we have announced our intention to expand our MS and NS sales forces in 2012. Our prescription growth trend may not continue and/or our sales force expansions intended for 2012 may not be successful. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish relationships with prescribing physicians within their territories.

Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals.

2010 compared to 2009: Net sales of Acthar increased by approximately 31% to $114.7 million for the year ended December 31, 2010 from $87.6 million in 2009. The increase in net sales for the year ended December 31, 2010 was due to an increase to 6,696 vials of Acthar shipped, up from 5,973 vials shipped in 2009, a reduction in the per vial rebate liability for both Medicaid and TRICARE, and a reduction in the number of Medicaid fee for service prescriptions. This increase was partially offset by an increase in our Medicaid Managed Care Organization rebate, which became effective on March 23, 2010.

During 2009, we expanded our MS sales force to support our increased sales efforts related to the use of Acthar for the treatment of exacerbations associated with MS. Our increased sales efforts and our initiatives to educate MS specialists about the treatment benefits of Acthar resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients for the year ended December 31, 2010 as compared to the same period in 2009. During the year ended December 31, 2010, new paid Acthar prescriptions processed by our reimbursement support center for the treatment of MS exacerbations increased by approximately 118% as compared to 2009. In order to build upon these positive prescription trends, we further expanded our sales organization during the second half of 2010, resulting in a sales organization of 77 sales representatives as of the end of 2010.

Cost of Sales and Gross Profit

	Years Ended December 31,
	2011	2010	2009
Cost of sales	$12,459	$8,013	$7,017
Gross profit	205,710	107,118	81,303
Gross margin	94%	93%	92%

Cost of sales was $12.5 million for the year ended December 31, 2011, as compared to $8.0 million for 2010 and $7.0 million for 2009. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin was 94% or $205.7 million in 2011, as compared to 93%, or $107.1 million in 2010 and 92%, or $81.3 million in 2009. The increase in gross profit in 2011 as compared to 2010 and 2009 is primarily the result of continued growth in paid prescriptions for all three primary therapeutic areas. The increase in cost of sales was primarily due to an increase in product stability testing and royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.

Selling and Marketing. Selling and marketing expenses were $56.7 million for the year ended December 31, 2011, as compared to $31.5 million in 2010 and $19.3 million in 2009. The increase of $25.2 million in 2011 as compared to 2010 is due primarily to increases in headcount-related costs, including increased incentive payments to our commercial team and increased bonus compensation for other Company employees, and costs associated with our expanded sales and marketing effort. During the latter part of 2010, to further build on positive prescription trends, we increased the size of our Specialty Sales Force, which calls on neurologists, from 38 representatives to 77 representatives effective November 2010. Additionally, in March 2011, we assembled a Nephrology Sales Force that promotes Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of five representatives and, based on the results of their efforts, we significantly expanded our NS selling effort. Specifically, we hired approximately 23 additional representatives for our Nephrology Sales Force and have given a limited supportive selling role to the 77 representatives in our Specialty Sales Force. While we have announced our intention to expand our MS and NS sales forces in 2012, our prescription growth trend may not continue and/or our sales force expansions intended for 2012 may not be successful. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories. We expect selling and marketing expenses to increase in future periods.

The increase in selling and marketing expenses of $12.2 million in 2010 as compared to 2009 was also due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort.

General and Administrative. General and administrative expenses were $17.7 million for the year ended December 31, 2011, as compared to $10.3 million in 2010 and $10.6 million in 2009. The increase of $7.4 million in 2011 as compared to 2010 is due primarily to increases in headcount and headcount-related costs, including increased bonus compensation for our bonus-eligible employees, to support our growth.

Research and Development. Research and development expenses were $16.8 million in 2011, as compared to $10.9 million in 2010 and $9.7 million in 2009. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increases in headcount related costs, including increased bonus compensation for our bonus-eligible employees, to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, offsetting a reduction in costs which occurred during 2010 associated with the IS sNDA. Costs included in research and development also include costs associated with the funding of medical research projects to expand our knowledge of the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.

We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to medical affairs, regulatory, product development and manufacturing costs. Such categories include the following types of costs:

•	Medical Affairs Costs - Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications.

•	Regulatory Costs - Regulatory costs, which include compliance and clinical related expenses.

•	Product Development Costs - Product development costs, which include contract research organization costs and study monitoring costs.

•	Manufacturing Costs - Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.

For the year ended December 31, 2011, approximately 36% of our research and development expenditures were for medical affairs costs, 12% was spent on regulatory costs, 37% was spent on product development costs, and approximately 15% was spent on manufacturing costs.

For the year ended December 31, 2010, approximately 43% of our research and development expenditures were for medical affairs costs, 25% was spent on regulatory costs, 12% was spent on product development costs, and approximately 20% was spent on manufacturing costs.

For the year ended December 31, 2009, approximately 43% of our research and development expenditures were for medical affairs costs, 34% was spent on regulatory costs, none was spent on product development costs, and approximately 23% was spent on manufacturing costs.

We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for the treatment of proteinuria in NS. See “Business - Overview.” We anticipate that these research and development efforts will result in a significant increase in research and development expenses through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or product candidates where we are most likely to demonstrate safety and efficacy. As a result, we are unable to reliably estimate the amount or range of the cost and timing required to complete our product development programs.

Share-based compensation costs. Total share-based compensation costs for the years ended December 31, 2011, 2010 and 2009 were $7.3 million, $3.7 million and $3.0 million, respectively. This increase was primarily due to a significant increase in the number of employees participating in our equity compensation programs. For the year ended December 31, 2011, we granted options to employees and non-employee directors to purchase approximately 1.5 million shares of our common stock at a weighted average exercise price of $16.89 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. In addition to stock options, we also granted restricted stock awards to certain employees. The total share-based compensation costs related to these restricted stock awards for the years ended December 31, 2011, 2010 and 2009 included $163,000, $50,000 and $11,000, respectively. The following table sets forth our share-based compensation costs for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	Years Ended December 31,
	2011	2010	2009
Selling and marketing	$4,236	$952	$719
General and administrative	1,884	1,832	1,699
Research and development	1,206	955	623

Total share-based compensation expense	$7,326	$3,739	$3,041

Total Other Income. Total other income for the year ended December 31, 2011 was $0.6 million, as compared to $0.5 million for 2010 and $0.9 million for 2009. The increase in total other income of $0.1 million in 2011 as compared to 2010 was the result of an increase in miscellaneous income offset by a lower yield on our cash, cash equivalent and short-term investment balances year over year. The decrease in total other income of $0.4 million in 2010 as compared to 2009 was the result of a lower yield on our cash, cash equivalent and short-term investment balances year over year, offset by a reduction in costs which occurred during 2009 associated with a gain on sale of product rights.

Income tax expense. Income tax expense for the years ended December 31, 2011, 2010 and 2009 was $34.2 million, $19.3 million and $15.5 million, respectively, and our effective tax rate for financial reporting purposes was approximately 30.0%, 35.5% and 36.8%, respectively. The decrease in our effective income tax rate is due to the Internal Revenue Code, or IRC, Section 199 Income Attributable to Domestic Production Activities deduction credit which increased to 9% for 2011 and 2010 as compared to 6% in 2009, the reduction in our state income tax rate because beginning in 2011, California allows for a single apportionment factor and most of our sales are sourced outside of California, and finally, we recorded a one-time tax credit during 2011 for the costs incurred in obtaining the orphan drug designation.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and working capital as of December 31, 2011 and 2010, respectively, were as follows (in thousands):

Financial Assets:

	Years Ended December 31,
	2011	2010
Cash and cash equivalents	$88,469	$41,508
Short-term investments	121,680	73,324

Cash, cash equivalents and short-term investments	$210,149	$114,832

Select measures of liquidity and capital resources:

	Years Ended December 31,
	2011	2010
Current assets	$265,600	$143,499
Current liabilities	55,721	31,511

Working Capital	$209,879	$111,988

Current Ratio	4.77	4.55

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

The increase in cash, cash equivalents and short-term investments was primarily due to the increase in net sales and the related cash generated from operations, as well as the income tax benefit realized from our share-based compensation plans, offset by the repurchase of shares of our common stock through our approved stock repurchase plan. The increase in our working capital was primarily due to increases in our cash, cash equivalents and short-term investments, accounts receivable and inventories, offset primarily by increases in our sales-related reserves.

Our collection terms on our accounts receivable are net 30 days. With approximately 100% of our accounts receivable and net sales generated by one customer, we have experienced fluctuations in our days sales outstanding calculation, or DSO, due to the timing of the placement of orders and the resultant timing of the collection of invoices. For example, our DSO for the three months ended December 31, 2010 was 26 days as compared to our DSO of 30 days for the three months ended December 31, 2011.

We expect continued growth in our research and development expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

Cash Flows

Change in cash and cash equivalents:

	Years Ended December 31,
	2011	2010	2009
Net cash flows provided by operating activities	$85,599	$36,557	$39,945
Net cash flows (used in) / provided by investing activities	(51,479)	(44,155)	11,903
Net cash flows provided by / (used in) financing activities	12,841	$3,277	$(19,301)

Net change in cash and cash equivalents	$46,961	$(4,321)	$32,547

The increase in net cash and cash equivalents as of December 31, 2011 from December 31, 2010 is primarily due to the increased net income achieved in 2011 versus the net income achieved in the same period in 2010. The decrease in net cash and cash equivalents as of December 31, 2010 from December 31, 2009 is primarily due to the cash used in investing activities to purchase short-term investments, offset by the increased net income achieved in 2010 versus the net income achieved in the same period in 2009.

Operating Activities

The components of cash flows from operating activities, as reported on our Consolidated Statements of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization and loss on disposal of property and equipment was $84.3 million, $39.0 million and $29.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•

Net cash inflow due to changes in operating assets and liabilities was $1.0 million for the year ended December 31, 2011, net cash outflow was $2.4 million for the year ended December 31, 2010 and net cash inflow was $10.1 million for the year ended December 31, 2009. The $1.0 million change in operating assets and liabilities for the year ended December 31, 2011, primarily relates to an increase in our sales-related reserves of $12.6 million, which relates to an increase in Acthar gross sales, an increase in accrued compensation of $7.4 million, due to an increase in headcount, offset by an increase in accounts receivable of $16.7 million. The $2.4 million net cash outflow for the year ended December 31, 2010 primarily relates to a decrease in accounts payable of $9.1 million, offset by an increase in our sales-related reserves of $6.6 million, which relates to an increase in Acthar gross sales. The $10.1 million net cash inflow for the year ended December 31, 2009 primarily relates to an increase in accounts payable of $8.6 million plus an increase in sale-related reserves of $3.1 million, which relates to an increase in Acthar gross sales.

Investing Activities

The components of cash flows from investing activities for the year ended December 31, 2011, 2010 and 2009 consisted of the following:

•	Purchases of property and equipment of $1.8 million for the year ended December 31, 2011, $0.7 million for the year ended December 31, 2010 and $0.1 million for the year ended December 31, 2009;

•

Purchases of short-term investments of $162.3 million for the year ended December 31, 2011, $106.6 million for the year ended December 31, 2010 and $61.6 million for the year ended December 31, 2009; offset by

•	Maturities of short-term investments of $112.6 million for the year ended December 31, 2011, $62.6 million for the year ended December 31, 2010 and $73.4 million for the year ended December 31, 2009.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2011, 2010 and 2009 reflected the following:

•

The income tax benefit realized on our share-based compensation plans of $17.7 million for the year ended December 31, 2011, $1.3 million for the year ended December 31, 2010 and $0.8 million for the year ended December 31, 2009;

•

The issuance of common stock related to the exercise of stock options for $6.6 million for the year ended December 31, 2011, $1.9 million for the year ended December 31, 2010 and $1.0 million for the year ended December 31, 2009; offset by

•

The repurchase of shares of our common stock of $11.5 million to repurchase 884,300 shares of our common stock under our stock repurchase plan for the year ended December 31, 2011 and $21.1 million to repurchase 4,886,600 shares of our common stock under our stock repurchase plan for the year ended December 31, 2009. No shares of our common stock were repurchased during 2010.

We do not currently intend to conduct business development activities in a manner which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases. Since the beginning of 2008, we have repurchased a total of 9.2 million shares of our common stock under our stock repurchase plan for $48.1 million through December 31, 2011, at an average price of $5.21 per share. Additionally, we have repurchased 6.2 million shares of our common stock outside of our stock repurchase plan for a total of $30.4 million through December 31, 2011 at an average price of $4.93 per share for a total repurchase value of $78.5 million. As of December 31, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011. This table does not include potential milestone payments, future sales-based royalty obligations and assumes non-termination of agreements (in thousands):

	Payments Due by Period
	Total	1 Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years
	(In $000’s)
Total contractual cash obligations	$15,992	$5,226	$6,631	$4,135	$—

Total contractual cash obligations include the following:

(1)	As of December 31, 2011 we leased space in three buildings with lease terms expiring in 2012, 2014 and 2015. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2011was approximately $2.8 million.

•

We lease 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in November 2012. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments. Effective November 2010, we subleased 9,000 square feet of the facility through November 2012 and effective September 2010, we subleased an additional 4,500 square feet on a month-to-month basis.

•

We lease 6,200 square feet of office space in Ellicott City, Maryland under a lease agreement that expires in October 2015. This facility is occupied by our Product Development and Regulatory Affairs departments.

•

We lease 7,900 square feet of office space in Anaheim, California under a lease agreement that expires in October 2014. This facility is occupied by our Executive, Finance and Administration departments, and serves as our corporate headquarters.

(2)	During the year ended December 31, 2011, we entered into an agreement with CSL Behring LLC, or CSL Behring, to provide potency and toxicity testing on Acthar prior to releasing the product for commercial distribution. Beginning on January 1, 2012, the agreement provides for a maximum number of tests to be performed each year. Tests performed in excess of the maximum are to be paid on a per test basis. We have been in compliance with the terms of our agreement with CSL Behring.

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

We believe that the critical accounting policies that most impact the consolidated financial statements are described below.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customers, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we also support the patient assistance programs administered by the National Organization of Rare Diseases, or NORD, and the Chronic Disease Fund by providing free drug with a commercial value of over $124 million to patients from September 2007 through December 31, 2011. We do not recognize any revenue from our free drug program.

In the United States, our exclusive customer for Acthar is CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to approximately 12 specialty pharmacies, including CuraScript SP, and to many hospitals. We sell Doral to pharmaceutical wholesalers, which in turn sell Doral primarily to retail pharmacies and hospitals.

International sales of our products are immaterial.

Net Sales

We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	TRICARE retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs;

•	Returns, which have historically been immaterial; and

•	Other deductions such as payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS’s regulations. For the years ended December 31, 2011, 2010 and 2009, the rebate amount equaled 100% of the Average Manufacturer Price, or AMP, for 2011 and 2010 and 110% of the AMP for 2009, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care Organization utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Health Care Reform Acts. We estimate the end of period liability and the sales reserve needed for these Medicaid rebates based on the following multi-step process:

•

Using a predictive model, we review national Medicaid statistics as well as internal information received from our Acthar reimbursement support center and from CuraScript SP for the most recent completed quarter to develop an estimate of future Medicaid rebate invoices that we expect to receive. This includes an estimate for future Medicaid Fee for Service and Medicaid Managed Care Organization rebate invoices.

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

Using similar processes, we estimate the end of period liability and the sales reserve needed for TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Coverage Gap Discount Program took effect on January 1, 2011. Approximately 25% of our sales for both MS and NS are patients for whom Medicare is their primary insurance. We do not believe this program will have a material effect on our cash flows or results of operations.

Our resulting total sales reserve includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

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

Medicaid Rebates and the National Health Care Legislation

In March 2010, Congress passed, and the President signed into law, the Health Care Reform Acts. The Health Care Reform Acts contain a number of provisions that have impacted, both positively and negatively, our financial position, results of operations and cash flows. The provisions of the Health Care Reform Acts have reduced our rebate provided to states for prescriptions filled for Medicaid patients to 100% of the AMP, which approximates the amount we charge to CuraScript SD. Before the passage of the Health Care Reform Acts, the formula used to calculate the per vial rebate required us to rebate 110% of our AMP for Acthar. Effective March 23, 2010, the Health Care Reform Acts extended Medicaid rebates to Medicaid Managed Care Organization plans. Medicaid Managed Care Organization plans provide for the delivery of Medicaid health benefits and additional services through an arrangement between a state Medicaid agency and managed care organizations. Our provision for expected Medicaid rebate liability and our quarterly sales reserves have included an estimate for Medicaid Managed Care Organization usage since March 23, 2010.

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at January 1	$17,384	$11,070	$11,406
Actual Medicaid rebate payments for sales made in prior year	(9,104)	(7,929)	(8,300)
Actual Medicaid rebate payments for sales made in current year	(24,887)	(22,916)	(32,850)
Current Medicaid rebate provision for sales made in prior year	—	—	—
Current Medicaid rebate provision for sales made in current year	46,481	37,159	40,814

Balance at December 31	$29,874	$17,384	$11,070

TRICARE Retail Pharmacy Programs

The Department of Defense, or DoD, TRICARE Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies. The regulations further require that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for TRICARE rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD’s regulation. That case has been appealed to the United States Circuit Court for the District of Columbia. It is uncertain whether such appeal will be successful, but we believe that we have appropriately reserved for this matter.

Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the TRICARE Retail Pharmacy program during 2010 of $5,670 per vial, or a reduction of $14,865 from the previous per-vial rebate of $20,535. Effective January 1, 2011, our rebate decreased to $5,528 per vial. Effective January 1, 2012, the rebate for pharmaceutical products utilized through the TRICARE Retail Pharmacy program increased to $8,500.

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at January 1	$4,125	$3,530	$—
Actual Tricare rebate payments for sales made in prior year	(642)	—	—
Actual Tricare rebate payments for sales made in current year	(1,079)	(607)	—
Current Tricare rebate provision for sales made in prior year	1	—	99
Current Tricare rebate provision for sales made in current year	1,690	1,202	3,431

Balance at December 31	$4,095	$4,125	$3,530

Government Chargebacks

We permit certain other government-supported entities, such as those covered by our contract with the Veterans Administration or eligible Public Health Service, or PHS, 340B entities, to purchase Acthar from CuraScript SD based on a contractual amount. Because our payment terms with CuraScript SD are net 30 days, we include actual chargebacks taken plus an estimate applied to the units in channel when estimating the sales reserve related to government chargebacks. Sales to the Veterans Administration and PHS 340B entities are generally immaterial to our financial position as a whole.

Co-Pay Assistance Programs

We sponsor co-pay assistance programs for Acthar patients that are administered by the Chronic Disease Fund. We account for these co-pay assistance program payments as a reduction to our revenue.

Total Sales-related Reserves

At December 31, 2011 and 2010, respectively, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2011	2010
Medicaid rebates	$29,874	$17,384
Tricare rebates	4,095	4,125
Coverage Gap Discount Program rebates	100	—
Government chargebacks	40	2
Other discounts	10	—

Total	$34,119	$21,511

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

Additionally, we are required to disclose in our consolidated statements of cash flows the income tax effects resulting from share-based payment arrangements. We adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards.

At December 31, 2011, there was $11.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.4 years.

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

Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2011. Such annual limitations could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2011 before utilization.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 was $34.2 million, $19.3 million and $15.5 million, respectively, and our effective tax rate for financial reporting purposes was approximately 30.0%, 35.5% and 36.8%, respectively. The decrease in our effective income tax rate is due to the Internal Revenue Code, or IRC, Section 199 Income Attributable to Domestic Production Activities deduction credit which increased to 9% for 2011 and 2010 as compared to 6% in 2009, the reduction in our state income tax rate because beginning in 2011, California allows for a single apportionment factor and most of our sales are sourced outside of California, and finally, we recorded a one-time tax credit during 2011 for the costs incurred in obtaining the orphan drug designation.

As of December 31, 2011, we have recorded a liability for unrecognized tax benefits of $1.3 million related to various federal and state income tax matters. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2011, 2010 and 2009, interest and penalties were recorded for unrecognized tax benefits of $11,000, $166,000 and $36,000, respectively. As of December 31, 2011 and 2010, our accrual for interest and penalties on any unrecognized tax benefits was $126,000 and $204,000, respectively. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. The amendment will be effective for interim and annual periods beginning after December 15, 2011. We plan to adopt ASU No. 2011-04 and do not anticipate a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 as amended by ASU 2011-12 which revised ASC 220 “Comprehensive Income.” The revisions increase the prominence of items reported in other comprehensive income, or OCI, by eliminating the option to present OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We plan to adopt the ASUs and do not anticipate a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in had market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. Our investments include money market accounts, government-sponsored enterprises, certificates of deposit and municipal bonds. None of our investments are in auction rate securities. Seeking to minimize credit risk, we place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 4, 2011, our audit committee approved the dismissal of OUM & Co. LLP, or OUM, as our independent registered public accounting firm.

The audit report of OUM on our financial statements as of and for each of the two fiscal years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for each of the two fiscal years ended December 31, 2010 and 2009, and in the subsequent interim period through March 4, 2011, the date of the dismissal of OUM, (i) there were no disagreements with OUM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to OUM’s satisfaction, would have caused OUM to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

OUM has provided us with a letter stating that they agree that there were no disagreements during fiscal years ended December 31, 2010 and 2009, and through March 4, 2011, and we filed a copy of such letter as Exhibit 16.1 to our Current Report on Form 8-K, filed on March 9, 2011, which was within the time periods prescribed by the SEC.

On March 7, 2011, our audit committee approved the appointment and engagement of BDO USA, LLP, or BDO, to serve as our independent registered public accounting firm, effective as of March 7, 2011.

During the Company’s two most recent fiscal years and in the subsequent interim period through March 7, 2011, neither the Company, nor anyone acting on its behalf, consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report nor oral advice was provided by BDO, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures, that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control over Financial Reporting and Remediation Plans

We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13(a) – 15(f) and 15(d) – 15(f) under the Exchange Act) during the year period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13(a) – 15(f) or 15(d) – 15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Questcor Pharmaceuticals, Inc.

We have audited Questcor Pharmaceuticals, Inc.’s, or the Company’s, internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Questcor Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Questcor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and the consolidated statements of income, shareholders’ equity and cash flows for the year then ended and the financial statement schedule of Questcor Pharmaceuticals, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Orange County, California

February 22, 2012

Item 9B. Other Information

2011 Executive Compensation Information

For 2011, our executive officers, together with substantially all of our non-field based employees, participated in an annual bonus pool. In order to align pay with performance in furtherance of the Compensation Committee’s and Board’s pay for performance principles, and in accordance with the recommendations of independent experts on corporate governance, the size of the bonus pool was based on Questcor’s business results - specifically its level of operating income. For 2011, the Company’s business results far exceeded 2010 business results, and also far exceeded the internal expectations on which bonus targets were based.

2011 Cash Bonuses

Name	Title	2011 Cash Bonus
Don M. Bailey	President and Chief Executive Officer	$1,332,540
Stephen L. Cartt	Chief Operating Officer	$781,756
David J. Medeiros	Executive Vice President and Chief Technical Officer	$494,945
Michael H. Mulroy	Senior Vice President, Chief Financial Officer and General Counsel	$468,881
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	$773,394

2012 Executive Compensation Information

Various annual executive compensation items were ratified and approved at a regularly-scheduled meeting of our Board of Directors on February 15, 2012. Executive compensation recommendations for the 2012 annual cycle made by our Compensation Committee and ratified and approved by our Board were informed by multiple inputs including Company performance, increases in shareholder value, individual performance, anticipated future individual performance, peer group data, other publicly available benchmarking data, as well as a detailed study of company, industry and peer group compensation levels and practices completed by an independent, nationally recognized compensation consultant specializing in biopharmaceutical and pharmaceutical compensation practices retained by our Compensation Committee. In general, compensation decisions recommended and ratified and approved were between the applicable 50th and 75th percentiles for peer companies, although specific percentiles did not solely dictate the specific recommendations made or adopted.

2012 Base Salaries

Name	Title	2012 Salary
Don M. Bailey	President and Chief Executive Officer	$800,000
Stephen L. Cartt	Chief Operating Officer	$500,000
David J. Medeiros	Executive Vice President and Chief Technical Officer	$450,000
Michael H. Mulroy	Senior Vice President, Chief Financial Officer and General Counsel	$440,000
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	$500,000

2012 Cash Bonus Target Levels

Name	Title	2012 Bonus Target(1)
Don M. Bailey	President and Chief Executive Officer	100%
Stephen L. Cartt	Chief Operating Officer	70%
David J. Medeiros	Executive Vice President and Chief Technical Officer	55%
Michael H. Mulroy	Senior Vice President, Chief Financial Officer and General Counsel	50%
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	60%

(1)	Targets are expressed as a percentage of the officer’s 2012 base salary.

Grant of Options

Name	Title	Shares Subject to Option
Don M. Bailey	President and Chief Executive Officer	375,000	(1)
Stephen L. Cartt	Chief Operating Officer	135,000	(2)
David J. Medeiros	Executive Vice President and Chief Technical Officer	80,000	(3)
Michael H. Mulroy	Senior Vice President, Chief Financial Officer, and General Counsel	80,000	(4)
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	110,000	(5)

1.	250,000 shares of Mr. Bailey’s grant consists of time-based vesting and 125,000 shares of Mr. Bailey’s grant vest upon the achievement of certain performance goals and targets.
2.	90,000 shares of Mr. Cartt’s grant consists of time-based vesting and 45,000 shares of Mr. Cartt’s grant vest upon the achievement of certain performance goals and targets.
3.	60,000 shares of Mr. Medeiros’s grant consists of time-based vesting and 20,000 shares of Mr. Medeiros’s grant vest upon the achievement of certain performance goals and targets.
4.	60,000 shares of Mr. Mulroy’s grant consists of time-based vesting and 20,000 shares of Mr. Mulroy’s grant vest upon the achievement of certain performance goals and targets.
5.	90,000 shares of Dr. Young’s grant consists of time-based vesting and 20,000 shares of Dr. Young’s grant vest upon the achievement of certain performance goals and targets.

PART III

Item 10. Directors and Executive Officers of the Registrant

On February 15, 2012, our Board of Directors, or the Board, appointed Scott M. Whitcup, M.D., 52, as a director to the Company. Dr. Whitcup will serve on the newly-formed Compliance Committee of the Board. As a director, Dr. Whitcup will receive an annual retainer of $40,000 for service on the Board. It is anticipated that Dr. Whitcup will receive additional cash compensation for service on the Compliance Committee and potentially other committees of the Board. Dr. Whitcup was also granted an option with a grant date fair value of $350,000 that entitles Dr. Whitcup to acquire 22,396 shares of the our common stock at a per share price of $35.78, the closing price of our common stock on the date of grant. The stock option is subject to vesting over 48 months from the date of grant. For a discussion of valuation assumptions regarding Company stock options, see Note 5, Preferred Stock and Shareholders’ Equity, to our Notes to Consolidated Financial Statements in this Form 10-K. In connection with his appointment to the Board, Dr. Whitcup entered into our standard form of Indemnification Agreement providing for indemnification to the fullest extent permitted by the California General Corporation Law.

Dr. Whitcup is currently Executive Vice President, Research & Development and Chief Scientific Officer at Allergan, Inc. In that position, he is responsible for leading Allergan’s global research and development organization, including medical affairs, drug discovery and medical device research, as well as the global development programs that include ophthalmology, BOTOX®/neurology, medical dermatology, medical aesthetics, plastic surgery, urology and the surgical treatment of obesity.

Biographical information for our executive officers is set forth below.

Don M. Bailey, 66, President and CEO, joined our Board in May 2006. Mr. Bailey was appointed our interim President in May 2007. Mr. Bailey was appointed President and Chief Executive Officer in November 2007. Mr. Bailey is currently the non-executive Chairman of the Board of STAAR Surgical Company. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the Chairman of the Board of Comarco, Inc. from 1998 until 2007 and served as Comarco’s Chief Executive Officer from 1991 to 2000. Mr. Bailey has been Chairman of the Board of STAAR since April 2005. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University.

Stephen L. Cartt, 49, Chief Operating Officer, joined us in March 2005. On February 15, 2012, our Board appointed Mr. Cartt, the Company’s current Executive Vice President and Chief Business Officer, as the Company’s Chief Operating Officer. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Prior to that, Mr. Cartt held a variety of R&D and Commercial positions at ALZA Corporation during the period July 1985 to March 2000. Mr. Cartt holds a B.S. degree from the University of California at Davis in biochemistry, and an M.B.A. from Santa Clara University.

David J. Medeiros, 60, Executive Vice President and Chief Technical Officer, joined us in June 2003 as Vice President, Manufacturing. On February 15, 2012, our Board appointed Mr. Medeiros, the Company’s Senior Vice President, Manufacturing, to the position of Executive Vice President and Chief Technical Officer. Prior to joining us, Mr. Medeiros served as Senior Director, Manufacturing at Titan Pharmaceuticals, Inc. from November 2000 to June 2003. Mr. Medeiros holds a B.S. degree in chemical engineering from San Jose State University, a Master’s degree in chemical engineering from University of California, Berkeley and an M.B.A. from the University of California at Berkeley.

David Young, Ph.D., 59, Chief Scientific Officer, joined our Board of Directors in September 2006. Dr. Young was appointed Chief Scientific Officer in October 2009. Prior to joining Questcor as an executive officer, Dr. Young was a member of our board of directors from September 2006 until his commencement of employment with the Company. Dr. Young was President of AGI Therapeutics, Inc. from 2006 to 2009. Previously, Dr. Young was the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, from 2003 to 2006, and founder and CEO of GloboMax LLC, a contract drug development firm purchased by ICON plc in 2003, from 1997 to 2003. Prior to forming GloboMax, Dr. Young was an Associate Professor at the School of Pharmacy, University of Maryland where he held a number of roles including Director of the Pharmacokinetics and Biopharmaceutics Lab and Managing Director of the University of Maryland-VA Clinical Research Unit. Dr. Young holds a B.S. degree in physiology from the University of California, Berkeley, an M.S. degree in physics from the University of Wisconsin-Madison, a Pharm.D. from the University of Southern California and a Ph.D. in pharmaceutical sciences from the University of Southern California.

Michael H. Mulroy, 45, Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary, joined us in January 2011. Mr. Mulroy is a member of the Board of Directors of Comarco, Inc., a leading developer and designer of mobile power adapters. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004, and represented Questcor and other publicly-traded companies. From 1997 to 2003, Mr. Mulroy was an investment banker at Merrill Lynch and Citigroup. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. (Economics) from the University of Chicago.

Other information related to Questcor’s Directors required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

The remaining information required by this item will be set forth in our Proxy Statement for our 2012 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Item 11. Executive Compensation

In accordance with Instruction G (3) to Form 10-K, the information required by this item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2011:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	5,463,790	$8.08	6,015,705
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	5,463,790	$8.08	6,015,705

The remaining information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with Instruction G-(3) to Form 10-K, the information required by this item will be set forth in our Proxy Statement for our 2012 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Item 14. Principal Accountant Fees and Services

In accordance with Instruction G-(3) to Form 10-K, the information required by this item will be set forth in our Proxy Statement for our 2012 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Consistent with Section 10A-(i)-(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by BDO USA, LLP for the year ended December 31, 2011, our external auditors, and OUM & Co. LLP, for the years ended December 31, 2010 and 2009, respectively. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved Grant Thornton, LLP for non-audit services related to the preparation of federal and state income tax returns, and tax advice in preparing for and in connection with such filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

1. Financial Statements. Our financial statements and the Reports of Independent Registered Public Accounting Firm are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.

(c) Exhibits

Exhibit Number	Description

2.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.5(21)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.

10.1(3)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10.2(4)	1992 Employee Stock Option Plan, as amended.**

10.3(5)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**

10.5(6)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

10.6(6)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

10.27(7)	2004 Non-Employee Directors’ Equity Incentive Plan.**

10.30(8)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

10.31(8)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**

10.44(10)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**

10.45(11)	Amended and Restated 2006 Equity Incentive Award Plan.**

10.46(12)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.47(12)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.48(12)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.

10.58(13)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**

10.63(13)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**

10.65(14)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.66(15)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**

10.68(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

10.69(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.

10.70(17)	Amended and Restated 2003 Employee Stock Purchase Plan.**

Exhibit Number	Description

10.77(20)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**

10.78(20)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**

10.81(21)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**

10.82(21)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**

10.83(22)	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

10.84(23)	Resignation Agreement, dated August 24, 2010, by and between Questcor Pharmaceuticals, Inc. and Jason Zielonka, M.D.**

10.85(24)	Transition Agreement, dated September 23, 2010, by and between Questcor Pharmaceuticals, Inc. and Gary Sawka.**

10.86(25)	Offer Letter, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.87(25)	Severance Agreement, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.88(26)	Supply Agreement, dated July 14, 2010, by and between Questcor Pharmaceuticals, Inc., and BioVectra, Inc.†

23.1*	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, LLC, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

101.INS	XBRL Instance Document (to be filed by amendment)

101.SCH	XBRL Taxonomy Extension Schema Document (to be filed by amendment)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (to be filed by amendment)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (to be filed by amendment)

101.LAB	XBRL Taxonomy Extension lable Linkbase Document (to be filed by amendment)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (to be filed by amendment)

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 19, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q, filed on July 29, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 19, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 30, 2010, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 30, 2010, and incorporated herein by reference.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 10, 2011, and incorporated herein by reference.

(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2010, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ Don M. Bailey
Don M. Bailey President and Chief Executive Officer

Dated: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON M. BAILEY Don M. Bailey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/s/ MICHAEL H. MULROY Michael H. Mulroy	Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary (Principal Financial and Accounting Officer)	February 22, 2012

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman	February 22, 2012

/s/ MITCHELL BLUTT Mitchell Blutt	Director	February 22, 2012

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	February 22, 2012

/s/ STEPHEN C. FARRELL Stephen C. Farrell	Director	February 22, 2012

/s/ LOU SILVERMAN Lou Silverman	Director	February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for of the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America . Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Orange County, California

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Questcor Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ OUM & Co. LLP

San Francisco, California

February 22, 2012

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$88,469	$41,508
Short-term investments	121,680	73,324

Total cash, cash equivalents and short-term investments	210,149	114,832
Accounts receivable, net of allowance for doubtful accounts of $0 and $25 at December 31, 2011 and 2010, respectively	27,801	11,128
Inventories, net	5,226	3,726
Prepaid income taxes	6,940	3,532
Prepaid expenses and other current assets	3,391	1,864
Deferred tax assets	12,093	8,417

Total current assets	265,600	143,499
Property and equipment, net	1,970	872
Purchased technology, net	2,778	3,074
Goodwill	—	299
Deposits and other assets	56	65
Deferred tax assets	5,404	4,184

Total assets	$275,808	$151,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,503	$3,869
Accrued compensation	11,590	4,158
Sales-related reserves	34,119	21,511
Other accrued liabilities	4,509	1,973

Total current liabilities	55,721	31,511
Lease termination, deferred rent and other non-current liabilities	261	355

Total liabilities	55,982	31,866

Commitments and contingencies (see Note 6)
Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 63,645,781 and 62,418,464 shares issued and outstanding at December 31, 2011 and 2010, respectively	94,976	74,809
Retained earnings	124,886	45,295
Accumulated other comprehensive income (loss)	(36)	23

Total shareholders’ equity	219,826	120,127

Total liabilities and shareholders’ equity	$275,808	$151,993

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$218,169	$115,131	$88,320
Cost of sales (exclusive of amortization of purchased technology)	12,459	8,013	7,017

Gross profit	205,710	107,118	81,303

Operating expenses:
Selling and marketing	56,728	31,519	19,347
General and administrative	17,743	10,279	10,603
Research and development	16,778	10,934	9,653
Depreciation and amortization	1,044	546	480
Impairment of goodwill	299	—	—

Total operating expenses	92,592	53,278	40,083

Income from operations	113,118	53,840	41,220
Other income:
Interest and other income, net	627	533	686
Gain on sale of product rights	—	—	225

Total other income	627	533	911

Income before income taxes	113,745	54,373	42,131
Income tax expense	34,154	19,302	15,502

Net income applicable to common shareholders	$79,591	$35,071	$26,629

Net income per share applicable to common shareholders:
Basic	$1.27	$0.56	$0.41

Diluted	$1.21	$0.54	$0.40

Shares used in computing net income per share applicable to common shareholders:
Basic	62,498	62,112	64,196

Diluted	66,010	64,741	66,257

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit)	Gain (Loss)	Equity
	(in thousands, except per share data)
Balances at December 31, 2008	65,970,653	$84,028	$(16,405)	$269	$67,892
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	—	3,066	—	—	3,066
Issuance of common stock pursuant to employee stock purchase plan	145,488	548	—	—	548
Issuance of common stock upon exercise of stock options	569,631	454	—	—	454
Repurchase of common stock	(4,866,600)	(21,086)	—	—	(21,086)
Cancellation of unvested restricted stock	(87,487)	—	—	—	—
Cancellation of shares related to tax liability	(5,076)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	783	—	—	783
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	(283)	(283)
Net income	—	—	26,629	—	26,629

Total comprehensive income	—	—	—	—	26,346

Balances at December 31, 2009	61,726,609	67,793	10,224	(14)	78,003
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	30,000	3,739	—	—	3,739
Issuance of common stock pursuant to employee stock purchase plan	149,127	732	—	—	732
Issuance of common stock upon exercise of stock options	517,936	1,210	—	—	1,210
Cancellation of shares related to tax liability	(5,208)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	1,335	—	—	1,335
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	37	37
Net income	—	—	35,071	—	35,071

Total comprehensive income	—	—	—	—	35,108

Balances at December 31, 2010	62,418,464	74,809	45,295	23	120,127
Stock compensation for equity incentives and restricted common stock granted to employees	31,762	7,326			7,326
Issuance of common stock pursuant to employee stock purchase plan	90,650	1,358			1,358
Issuance of common stock upon exercise of stock options	1,991,857	5,224			5,224
Repurchase of common stock	(884,300)	(11,453)	—	—	(11,453)
Cancellation of shares related to tax liability	(2,652)	—
Income tax benefit realized from share-based compensation plans		17,712			17,712
Comprehensive income (loss):					—
Net unrealized loss on investments				(59)	(59)
Net income			79,591		79,591

Total comprehensive income	—	—	—	—	79,532

Balances at December 31, 2011	63,645,781	$94,976	$124,886	$(36)	$219,826

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities
Net income	$79,591	$35,071	$26,629
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	7,326	3,739	3,066
Deferred income taxes	(4,896)	(1,029)	(290)
Amortization of investments	1,250	678	181
Depreciation and amortization	1,044	546	480
Impairment of goodwill	299	—	—
Loss on disposal of property and equipment	11	—	—
Gain on sale of product rights	—	—	(225)
Changes in operating assets and liabilities:
Accounts receivable	(16,673)	3,705	(4,415)
Inventories	(1,500)	(348)	(919)
Prepaid income taxes	(3,408)	(3,532)	3,316
Prepaid expenses and other current assets	(1,527)	(702)	(61)
Accounts payable	1,634	(9,052)	8,619
Accrued compensation	7,432	2,018	244
Sales-related reserves	12,608	6,589	3,097
Other accrued liabilities	2,526	(255)	526
Other non-current liabilities	(118)	(871)	(303)

Net cash provided by operating activities	85,599	36,557	39,945

Cash Flows From Investing Activities
Purchase of short-term investments	(162,301)	(106,647)	(61,557)
Proceeds from the sale and maturities of short-term investments	112,636	62,560	73,375
Purchase of property, equipment and leasehold improvements	(1,823)	(713)	(140)
Net proceeds from sale of product rights	—	—	225
Changes in deposits and other assets	9	645	—

Net cash (used in) / provided by investing activities	(51,479)	(44,155)	11,903

Cash Flows From Financing Activities
Income tax benefit realized from share-based compensation plans	17,712	1,335	783
Issuance of common stock, net	6,582	1,942	1,002
Repurchase of common stock	(11,453)	—	(21,086)

Net cash provided by / (used in) financing activities	12,841	3,277	(19,301)

Increase (decrease) in cash and cash equivalents	46,961	(4,321)	32,547
Cash and cash equivalents at beginning of year	41,508	45,829	13,282

Cash and cash equivalents at end of year	$88,469	$41,508	$45,829

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16	$7	$5

Cash paid for income taxes	$25,278	$23,185	$11,317

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligation	$34	$—	$—

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

Questcor is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•

Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We experienced significant growth in MS prescriptions in 2011 and currently intend to expand the size of our neurology sales force in 2012.

•

Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-K, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We experienced significant growth in NS prescriptions in the fourth quarter of 2011 and currently intend to expand the size of our nephrology sales force in the first half of 2012.

•

Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $124 million in free drug we have provided through the National Organization of Rare Diseases, from September 2007 through December 31, 2011, has been used to treat IS.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Our significant estimates include our estimates for sales-related reserves, impairment of intangibles, tax liabilities and share-based compensation, among others.

Reclassifications

Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

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

Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. We classify available-for-sale debt instruments with maturities at the date of purchase greater than three months as short-term investments.

We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of December 31, 2011 none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the years ended December 31, 2011, 2010 and 2009. We base the cost of securities sold upon the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income, in Interest and other income, net.

Concentration of Risk

Financial instruments that subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. We invest our cash in high credit quality government and corporate debt instruments and believe the financial risks associated with these instruments are minimal.

We extend credit to our customers, which consist of CuraScript Specialty Distributor, or CuraScript SD, a specialty distributor for Acthar, and large drug wholesalers for the distribution of Doral. We have not experienced significant credit losses on our customer accounts. The relative share of our accounts receivable and gross product sales are as follows:

	Years Ended December 31,
% of Accounts Receivable	2011	2010
CuraScript SD	100%	99%
Other customers	—%	1%

	100%	100%

	Years Ended December 31,
% of Gross Product Sales	2011	2010	2009
CuraScript SD	100%	99%	99%
Other customers	—%	1%	1%

	100%	100%	100%

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

Property and Equipment

We record property and equipment at cost. We depreciate equipment and furniture using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. We amortize equipment acquired under capital leases over the estimated useful life of the assets and include such amortization in depreciation expense.

Goodwill and Purchased Technology, net

Intangible and other long-lived assets consist of goodwill and purchased technology. We generated the goodwill from a 1999 merger and purchased technology relates to the direct costs associated with the acquisition of Doral in May 2006. Goodwill is not amortized, but instead is tested for impairment at least annually or whenever events occur or circumstances change that could indicate a possible impairment may have occurred. Any impairment loss recognized will be charged to operations. Purchased technology associated with the acquisition of products is stated at cost and amortized over the estimated life of the product.

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the purchased technology will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2011. However, during 2011, we determined the carrying value of the remaining goodwill was impaired and, therefore, charged the remaining balance to impairment of goodwill as of December 31, 2011.

Commitments and Contingencies

We are subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.

Comprehensive Income

Accounting Standards Codification 220 “Comprehensive Income”, or ASC 220, requires reporting and displaying comprehensive income and its components, which includes net income and unrealized gains and losses on investments. Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 was $79.5 million, $35.1 million and $26.3 million, respectively. The accumulated balance of unrealized gains (losses) on investments is disclosed as a separate component of shareholders’ equity.

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

As of December 31, 2011, we have recorded a liability for unrecognized tax benefits of $1.3 million related to various federal and state income tax matters. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2011, 2010 and 2009, interest and penalties were recorded for unrecognized tax benefits of $11,000, $166,000 and $36,000, respectively. As of December 31, 2011 and 2010, our accrual for interest and penalties on any unrecognized tax benefits was $126,000 and $204,000, respectively. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss has passed to our customers, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we also support the patient assistance programs administered by the National Organization of Rare Diseases, or NORD, and the Chronic Disease Fund. These and other patient-oriented support programs have now provided free drug with a commercial value of over $124 million to patients since September 2007 through December 31, 2011. We do not recognize any revenue from our free drug program.

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

Net Sales

The following table sets forth our net sales for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue	$268,827	$154,806	$138,220

Less sales reserves:
Provision for Medicaid rebates	46,481	37,159	40,814
Provision for chargebacks	142	106	5,029
Provision for Coverage Gap Discount	348	—	—
Provision for Tricare rebates	1,691	1,202	3,530
Co-payment assistance and other	1,996	1,208	527

Total sales reserves	50,658	39,675	49,900

Net sales	$218,169	$115,131	$88,320

We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	TRICARE retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs;

•	Returns, which have historically been immaterial; and

•	Other deductions such as payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS’s regulations. For the years ended December 31, 2011, 2010 and 2009, the rebate amount equaled 100% of the Average Manufacturer Price, or AMP, for 2011 and 2010 and 110% of the AMP for 2009, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care Organization utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Health Care Reform Acts. We estimate the end of period liability and the sales reserve needed for these Medicaid rebates based on the following multi-step process:

•

Using a predictive model, we review national Medicaid statistics as well as internal information received from our Acthar reimbursement support center and from CuraScript SP for the most recent completed quarter to develop an estimate of future Medicaid rebate invoices that we expect to receive. This includes an estimate for future Medicaid Fee for Service and Medicaid Managed Care Organization rebate invoices.

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

•

Based on estimated end-of-quarter inventory held at CuraScript SD, all specialty pharmacies and hospitals, we calculate the expected future rebate liability for that portion of the estimated distribution channel inventory that will eventually be used to fill prescriptions for Medicaid patients.

Using similar processes, we estimate the end of period liability and the sales reserve needed for TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Coverage Gap Discount Program took effect on January 1, 2011. Approximately 25% of our sales for both MS and NS are to patients for whom Medicare is their primary insurance. We do not believe this program will have a material effect on our cash flows or results of operations.

Our resulting total sales reserve includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

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

Medicaid Rebates and the National Health Care Legislation

In March 2010, Congress passed, and the President signed into law, the Health Care Reform Acts. The Health Care Reform Acts contain a number of provisions that have impacted, both positively and negatively, our financial position, results of operations and cash flows. The provisions of the Health Care Reform Acts have reduced our rebate provided to states for prescriptions filled for Medicaid patients to 100% of the AMP, which approximates the amount we charge to CuraScript SD. Before the passage of the Health Care Reform Acts, the formula used to calculate the per vial rebate required us to rebate 110% of our AMP for Acthar. Effective March 23, 2010, the Health Care Reform Acts extended Medicaid rebates to Medicaid Managed Care Organization plans. Medicaid Managed Care Organization plans provide for the delivery of Medicaid health benefits and additional services through an arrangement between a state Medicaid agency and managed care organizations. Our provision for expected Medicaid rebate liability and our quarterly sales reserves have included an estimate for Medicaid Managed Care Organization usage since March 23, 2010.

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

United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD’s regulation. That case has been appealed to the United States Circuit Court for the District of Columbia. It is uncertain whether such appeal will be successful, but we believe that we have appropriately reserved for this matter.

Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the TRICARE Retail Pharmacy program during 2010 of $5,670 per vial, or a reduction of $14,865 from the previous per-vial rebate of $20,535. Effective January 1, 2011, our rebate decreased to $5,528 per vial. Effective January 1, 2012, the rebate for pharmaceutical products utilized through the TRICARE Retail Pharmacy program increased to $8,500.

Government Chargebacks

We permit certain other government-supported entities, such as those covered by our contract with the Veterans Administration or eligible Public Health Service, or PHS, 340B entities, to purchase Acthar from CuraScript SD based on a contractual amount. Because our payment terms with CuraScript SD are approximately 30 days, we include actual chargebacks taken plus an estimate applied to the units in channel when estimating the sales reserve related to government chargebacks. Sales to the Veterans Administration and PHS 340B entities are generally immaterial to our financial position as a whole.

Co-Pay Assistance Programs

We sponsor co-pay assistance programs for Acthar patients which are administered by the Chronic Disease Fund. We account for these co-pay assistance program payments as a reduction to our revenue.

Total Sales-related Reserves

At December 31, 2011 and 2010 sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Years Ended December 31,
	2011	2010
Medicaid rebates	$29,874	$17,384
Tricare rebates	4,095	4,125
Coverage Gap Discount Program rebates	100	—
Government chargebacks	40	2
Other discounts	10	—

Total	$34,119	$21,511

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at January 1	$17,384	$11,070	$11,406
Actual Medicaid rebate payments for sales made in prior year	(9,104)	(7,929)	(8,300)
Actual Medicaid rebate payments for sales made in current year	(24,887)	(22,916)	(32,850)
Current Medicaid rebate provision for sales made in prior year	—	—	—
Current Medicaid rebate provision for sales made in current year	46,481	37,159	40,814

Balance at December 31	$29,874	$17,384	$11,070

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at January 1	$4,125	$3,530	$—
Actual Tricare rebate payments for sales made in prior year	(642)	—	—
Actual Tricare rebate payments for sales made in current year	(1,079)	(607)	—
Current Tricare rebate provision for sales made in prior year	1	—	99
Current Tricare rebate provision for sales made in current year	1,690	1,202	3,431

Balance at December 31	$4,095	$4,125	$3,530

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

Additionally, we are required to disclose in our consolidated statements of cash flows the income tax effects resulting from share-based payment arrangements. We adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards.

At December 31, 2011, there was $11.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.4 years.

Our share-based compensation plans are discussed further in Note 5. Preferred Stock and Shareholders’ Equity.

Stock Repurchases

We account for common stock repurchases by charging the cost of shares acquired to the common stock account in the Consolidated Statements of Shareholders’ Equity.

Net Income Per Share

Basic net income per share applicable to common shareholders is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalents shares, such as stock options and restricted stock outstanding during the period. Diluted earnings for our common shareholders per common stock considers the impact of potentially dilutive securities and excludes the impact of potential common shares related to our stock options and restricted stock in periods in which the option exercise or conversion price is greater than the average market price of our common stock during the period.

Basic net income per share also takes into consideration the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. Participating securities have not been material for all years presented.

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the years ended December 31, 2011, 2010 and 2009 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2011	2010	2009
Net income applicable to common shareholders	$79,591	$35,071	$26,629

Shares used in computing net income per share applicable to common shareholders:
Basic	62,498	62,112	64,196
Effect of dilutive potential common shares:
Stock options	3,497	2,614	2,050
Restricted stock	15	15	11

Diluted	66,010	64,741	66,257

Net income per share applicable to common shareholders:
Basic	$1.27	$0.56	$0.41

Diluted	$1.21	$0.54	$0.40

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the years ended December 31, 2011, 2010 and 2009 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options	82	309	2,548

Segment Information

We have determined that we operate in one business segment.

Subsequent Events

We evaluated subsequent events that have occurred after December 31, 2011, and through the issuance date, and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. The amendment will be effective for interim and annual periods beginning after December 15, 2011. We plan to adopt ASU No. 2011-04 and do not anticipate a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 as amended by ASU 2011-12 which revised ASC 220 “Comprehensive Income.” The revisions increase the prominence of items reported in other comprehensive income, or OCI, by eliminating the option to present OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We plan to adopt the ASUs and do not anticipate a material effect on our financial position or results of operations.

2. Balance Sheet Details

Inventories

We state inventories, net of allowances, at the lower of cost (first-in, first-to-expire) or market. Inventories, net of allowances, at December 31, 2011 and 2010 consist of the following (in thousands):

	Years Ended December 31,
	2011	2010
Raw materials	$4,841	$3,065
Finished goods	385	819
Less allowance for excess and obsolete inventories	—	(158)

	$5,226	$3,726

Property and Equipment

Equipment, furniture and leasehold improvements and related accumulated depreciation and amortization are as following (in thousands):

	Years Ended December 31,
	2011	2010
Laboratory equipment	$8	$8
Manufacturing equipment	740	692
Office equipment, furniture and fixtures	2,169	1,971
Leasehold improvements	946	420

	3,863	3,091
Less accumulated depreciation and amortization	(1,893)	(2,219)

	$1,970	$872

Total depreciation and amortization expense amounted to $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

3. Short-Term Investments and Fair Value Measurements

A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Cash equivalents	$6,423	$—	$—	$6,423

Short-term investments:
Certificates of deposit	$2,240	$2	$—	$2,242
Corporate bonds	66,378	30	(69)	66,339
U.S. Government-sponsored enterprises	42,764	6	(16)	42,754
Municipal bonds	10,343	5	(3)	10,345

	$121,725	$43	$(88)	$121,680

December 31, 2010
Cash equivalents	$22,258	$—	$—	$22,258

Short-term investments:
Certificates of deposit	$9,080	$39	$(4)	$9,115
Corporate Bonds	15,427	9	(5)	15,431
Government-sponsored enterprises	41,983	12	(27)	41,968
Municipal bonds	6,808	3	(1)	6,810

	$73,298	$63	$(37)	$73,324

The amortized cost and fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$66,656	$66,643
Due after one through two years	55,069	55,037

Total available-for-sale securities	$121,725	$121,680

As of December 31, 2011, the average contractual maturity of our short-term investments was approximately fourteen months.

As of December 31, 2011 , we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$—	$480	$—	$—
Corporate bonds	(35)	22,258	(34)	10,263
U.S. Government-sponsored enterprises	(2)	6,148	(14)	23,981
Municipal bonds	(3)	4,000	—	—

Total	$(40)	$32,886	$(48)	$34,244

The gross unrealized losses reported above for December 31, 2011 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through December 31, 2011. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of December 31, 2011, all of our assets and liabilities are valued using Level 1 inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$6,423	$6,423	$—	$—
Certificates of deposit	2,242	2,242	—	—
Corporate bonds	66,339	66,339	—	—
Government-sponsored enterprises	42,754	42,754	—	—
Municipal bonds	10,345	10,345	—	—

Total	$128,103	$128,103	$—	$—

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2011 and 2010, other than goodwill associated with a 1999 transaction, which was impaired during the year ended December 31, 2011 resulting in a net realizable value of zero.

4.  Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	Years Ended December 31,
	2011	2010
Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,608)	(1,312)

Total	$2,778	$3,074

Purchased technology at December 31, 2011 and 2010 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.3 million for each of the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we determined that purchased technology was not impaired and will continue to monitor the carrying value of the remaining purchased technology through the annual impairment test.

Goodwill consists of the following (in thousands):

	Years Ended December 31,
	2011	2010
Goodwill	$1,023	$1,023
Less accumulated amortization (pre-2011 amortization) and impairment	(1,023)	(724)

Total	$—	$299

As of December 31, 2011, we determined the carrying value of the remaining goodwill impaired and, therefore, charged the remaining balance to impairment of goodwill.

5. Preferred Stock and Shareholders’ Equity

Preferred Stock

At December 31, 2011 and 2010, we had 7,500,000 shares of Preferred Stock authorized, no par value, and no shares of Preferred Stock were issued and outstanding.

Common Stock

The holders of outstanding shares of our common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of assets legally available therefore, subject to the payment of preferential and participating dividends with respect to any preferred stock that may be outstanding. In the event of our liquidation, dissolution and winding-up of our business, the holders of our outstanding common stock are entitled to share ratably in all assets available for distribution after payment of all our liabilities, subject to the rights of any outstanding shares of preferred stock. The holders of our common stock are entitled to one vote per share.

On February 29, 2008, our board of directors approved a stock repurchase program that provides for the repurchase of up to 7 million of our common shares. On May 29, 2009, our board of directors increased the stock repurchase program by an additional 6.5 million shares. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. Through December 31, 2011, we had repurchased 9.2 million common shares under our stock repurchase program for $48.1 million, at an average price of $5.21 per share. Additionally, we had purchased 6.2 million shares of our common stock outside of our plan for a total of $30.4 million through December 31, 2011 at an average price of $4.93 per share for a total repurchase value of $78.5 million. As of December 31, 2011, there are 4.3 million shares authorized remaining under our stock repurchase plan.

Employee Stock Purchase Plan

Our 2003 Employee Stock Purchase Plan, or ESPP, provides our employees the opportunity to purchase our common stock through accumulated payroll deductions. The ESPP was originally adopted by the Board of Directors on January 24, 2003 and approved by our shareholders on May 12, 2003. The ESPP was amended by the Board of Directors on February 27, 2006 and was approved by our shareholders on May 18, 2006.

Currently the ESPP has 3,500,000 shares available for issuance, including shares previously issued. In April 2008, our Board further amended the ESPP to reduce the maximum offering period under the ESPP from 27 months to 6 months and to no longer allow employees the ability to increase their payroll contributions to the ESPP during an offering period.

The purpose of the ESPP is to provide all of our employees with an opportunity to purchase our common stock through accumulated payroll deductions. Any person who is employed by us on the offering date, for at least 20 hours per week and more than five months in any calendar year, is eligible to participate in the ESPP. Under the ESPP, eligible employees could have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of our common stock. Generally, the purchase price per share at which shares are sold under the ESPP is the lower of 85% of the fair market value of a share of our common stock on the first day of each offering period or 85% of the fair market value of a share of our common stock on the last day of each three month purchase period. December 31, 2011, 2010 and 2009, 90,650, 149,127 and 145,488 shares, respectively, had been issued to participants.

ESPP activity during 2011 was as follows:

	Number of Shares	Weighted- Average Fair Value
Available at December 31, 2010	264,760
Purchases	(90,650)	$14.98
Shares added to the Plan	600,000

Available at December 31, 2011	774,110

We use the Black-Scholes option–pricing model to estimate the fair value of the option element related to employees’ purchases under the ESPP included in the total share-based compensation expense recorded for the years ended December 31, 2011, 2010 and 2009. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as similar assumptions used to value our stock-based awards.

•	Volatility is based on the historical volatility of our common stock.

•	Interest rate is based on the U.S. Treasury yield.

•	Expected term represents the life of the option element.

•	Expected dividend yield is zero, as we are currently not paying dividends.

	Years Ended December 31,
	2011	2010	2009
Weighted average volatility	53%	54%	71%
Risk-free interest rate	0.1%	0.1%	0.1-0.3%
Expected term (in years)	0.25	0.25	0.25
Expected dividend yield	—%	—%	—%

Stock Compensation Plans

Stock Options

We have options outstanding to purchase shares of our common stock under the following plans:

•	2006 Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of our board of directors, and consultants;

•	1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of our board of directors, and consultants; and

•	2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of our board of directors.

In May 2006, our shareholders approved the adoption of the 2006 Equity Incentive Award Plan. Upon the adoption of the 2006 Equity Incentive Award Plan, we ceased grants under our 1992 Employee Stock Option Plan. The 2006 Equity Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants, stock appreciation rights, restricted stock units and dividend equivalents. Equity incentives under the 2006 Equity Incentive Award Plan and the 1992 Employee Stock Option Plan generally include four year vesting periods, an exercise price that equals the fair market value of our common stock on the date of grant, and maximum terms of ten years. Restricted stock awards entitle the recipient to full dividend and voting rights. Non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. In May 2011, the shareholders approved an amendment to the 2006 Equity Incentive Award Plan to increase the number of shares of common stock authorized for issuance by 3,500,000 shares. The aggregate number of shares of common stock authorized for issuance under the 2006 Equity Incentive Award Plan is 9,750,000 shares.

Our 2004 Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 stock options to purchase common stock upon appointment as a non-employee director and 15,000 stock options each January thereafter for continuing service upon reappointment. Such stock option grants vest over four years. In addition, 10,000 stock options are granted to members of one or more committees of the board of directors and an additional 7,500 stock options to the chairs of one or more committees. Such stock option grants are fully vested at the time of grant. As originally approved by shareholders, such option grants had an option exercise price equal to 85% of the fair market value on the date of grant. However, in May 2004, our board of directors approved an amendment to the 2004 Non-Employee Directors’ Equity Incentive Plan to provide that all option grants be made at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The maximum term of the stock options granted is ten years. Under the terms of the 2004 Non- Employee Directors’ Equity Incentive Plan, 1,250,000 shares of our common stock were authorized for grant. In May 2011, with the amendment of the 2006 Equity Incentive Award Plan, we ceased grants under our 2004 Non-Employee Directors’ Equity Incentive Plan. All future grants to non-employee directors will be issued under the 2006 Equity Incentive Award Plan out of authorized shares.

As of December 31, 2011, a total of 6,015,705 shares of common stock were reserved for issuance under both the 2006 Equity Incentive Award Plan and the 2004 Non-Employee Directors’ Equity Incentive Plan. A summary of our stock option activity and related information during 2011 follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2010	6,286,436	$4.43
Granted	1,460,100	16.89
Exercised	(1,991,857)	2.62
Forfeited or expired	(290,889)	10.69

Outstanding at December 31, 2011	5,463,790	$8.08	7.47	$183,077,408

Options vested and expected to vest at December 31, 2011	5,457,692	$8.07	7.47	$182,905,670

Exercisable at December 31, 2011	2,915,136	$4.71	6.49	$107,494,919

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the stock options at December 31, 2011, 2010 and 2009 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $57.5 million, $3.7 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Stock Awards

During the years ended December 31, 2011, 2010 and 2009, we granted a total of 61,762 shares of restricted common stock, respectively, to employees under the 2006 Equity Incentive Award Plan. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $163,000, $50,000 and $11,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Total fair value of awards vested were $115,000, $144,000 and $67,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there was approximately $815,000 of unamortized compensation cost related to restricted stock awards, which we expect to recognize ratably over the vesting period of four years.

Restricted stock activity during 2011 was as follows:

	Number of Shares	Weighted- Average Fair Value
Non-vested shares at December 31, 2010	30,000	$5.02
Granted	31,762	$27.28
Vested	(7,500)	$5.02
Forfeited or expired	—	—

Non-vested shares at December 31, 2011	54,262	$18.05

Fair Value of Stock-Based Awards

The weighted average fair value of equity instruments granted during 2011, 2010 and 2009 was as follows:

	Weighted Average Fair Value
	2011	2010	2009
Stock options	$16.89	$7.15	$5.45
ESPP Purchases	14.98	4.91	3.76
Restricted Stock	27.28	5.02	—

As of December 31, 2011, $12.6 million of total unrecognized compensation cost related to unvested grants of stock options and awards of restricted stock is expected to be recognized over a weighted-average period of 2.4 years.

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

•

Volatility is based on the historical volatility of our common stock. During 2010, we reviewed our methodology for calculating volatility and, in doing so we shortened the look-back period to represent the time period following the implementation of our Acthar-centric pricing strategy in late 2007. This resulted in a lower volatility that, we believe, is a better representation of our current market condition.

•	Interest rate is based on the U.S. Treasury yield.

•

Expected term was based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior.

•	Expected dividend yield is zero, as we are currently not paying dividends.

The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The weighted average assumptions used for the years ended December 31, 2011, 2010 and 2009 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Years Ended December 31,
	2011	2010	2009
Volatility	61%	65%	83%
Interest rate	0.5-2.4	1.0-2.1	1.9-2.2
Forfeiture rate	0.22%	11.95%	11.95%
Expected term (in years)	3.4	4.4	4.3
Expected dividend yield	—	—	—

Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the accompanying Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Selling and marketing	$4,236	$952	$719
General and administrative	1,884	1,832	1,699
Research and development	1,206	955	623
Total share-based compensation expense	7,326	3,739	3,041

6. Indemnifications, Commitments and Contingencies

Indemnifications

As permitted under California law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2011 and 2010.

Employment Agreements

We have entered into employment and severance agreements with our corporate officers that provide for, among other things, base compensation and/or other benefits in certain circumstances in the event of termination or a change in control. In addition, certain of the agreements provide for the accelerated vesting of outstanding unvested stock options upon a change in control.

Leases

We lease office facilities under various operating lease agreements, with remaining terms that extend to October 2015. We have also entered into automobile and office equipment leases, with remaining terms that extend to 2015. As of December 31, 2011, we have made approximately $56,000 in cash deposits related to operating leases. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the term. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rent expense on the facilities and equipment during 2011, 2010 and 2009 was $1.0 million, $0.5 million and $1.1 million, respectively.

Future annual minimum payments under operating leases are as follows (in thousands):

Years Ending December 31,
2012	$2,726
2013	1,849
2014	782
2015	135
2016	—
Thereafter	—

Total	$5,492

•

As of December 31, 2011 we leased space in three buildings with lease terms expiring in 2012, 2014 and 2015. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2011 was approximately $2.8 million.

•

We lease 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in November 2012. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments. Effective November 2010, we subleased 9,000 square feet of the facility through November 2012 and effective September 2010, we subleased an additional 4,500 square feet on a month-to-month basis.

•

We lease 6,200 square feet of office space in Ellicott City, Maryland under a lease agreement that expires in October 2015. This facility is occupied by our Product Development and Regulatory Affairs departments.

•

We lease 7,900 square feet of office space in Anaheim, California under a lease agreement that expires in October 2014. This facility is occupied by our Executive, Finance and Administration departments, and serves as our corporate headquarters.

Contingencies

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. We are currently not aware of any claims or other legal matters which we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Commitments

We have an agreement with BioVectra to produce the API used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar API during the term. The agreement terminated on December 31, 2007 and was extended in January 2008 through December 2010. During the fiscal year ended December 31, 2010, we entered into a new agreement with BioVectra, which terminates 12 months after written notice by either party. Under the terms of the new agreement, we are obligated to purchase a minimum amount of Acthar API and will not purchase in excess of a certain amount of Acthar API per year. We have been in compliance with the terms of our agreement with Bio Vectra.

During the year ended December 31, 2011, we entered into an agreement with CSL Behring LLC, or CSL Behring, to provide potency and toxicity testing on Acthar prior to releasing the product for commercial distribution. Beginning on January 1, 2012, the agreement provides for a maximum number of tests to be performed each year. Tests performed in excess of the maximum are to be paid on a per test basis. We have been in compliance with the terms of our agreement with CSL Behring.

We pay an annual royalty to the prior owner of Acthar equal to one percent (1%) of net sales in excess of $10 million. We also make quarterly payments to Glenridge Pharmaceuticals, LLC under a Royalty Agreement and Release equal to three percent (3%) of net sales. See “Item 3. Legal Proceedings.” Royalty expense for the years ended December 31, 2011, 2010 and 2009 was $8.5 million, $4.6 million and $3.4 million, respectively, which is included in Cost of Sales in the accompanying Consolidated Statements of Income.

7. Income Taxes

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$38,575	$18,881	$14,102
State	475	1,450	1,690

	$39,050	20,331	15,792

Deferred:
Federal	(4,782)	(2,128)	(813)
State	(114)	1,099	523

	(4,896)	(1,029)	(290)

Total income tax expense	$34,154	$19,302	$15,502

A reconciliation between the U.S. statutory tax rate and our effective tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Tax at U.S. statutory rate	35%	35%	35%
State income taxes, net	0.2%	2.1%	3.4%
Change in valuation allowance	—%	1.7%	—%
Orphan drug tax credit	(2.1)%	—%	—%
Other	(3.1)%	(3.3)%	(1.6)%

Effective tax rate	30.0%	35.5%	36.8%

The decrease in our effective income tax rate is due to the Internal Revenue Code, or IRC, Section 199 Income Attributable to Domestic Production Activities deduction which increased to 9% of taxable income for 2011 and 2010 as compared to 6% of taxable income in 2009, the reduction in our state income tax rate because beginning in 2011, California allows for a single apportionment factor and most of our sales are sourced outside of California, and finally, we recorded a tax credit during 2011 for the costs incurred in obtaining the orphan drug designation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes, as well as net operating loss and tax credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$2,502	$2,856
Research and development credits	379	351
Sales-related reserves	12,018	7,553
Other, net	3,543	2,757

Total deferred tax assets	18,442	13,517
Valuation allowance	(945)	(916)

Net deferred taxes	$17,497	$12,601

We recognize valuation allowances on deferred tax assets reported if, based on the weight of the evidence, we believe that it is “more likely than not” that some or all of our deferred tax assets will not be realized. We evaluate deferred tax assets quarterly to assess the likelihood of realization, which is ultimately dependent upon our generating future taxable income. There was no change in our valuation allowance in 2009. Our valuation allowance increased by $0.9 million in 2010 and $29,000 in 2011. This allowance was associated with our California net operating losses and research and development tax credits which we do not anticipate to fully utilize and therefore have established a valuation allowance on those deferred tax assets.

At December 31, 2011, we had federal and state net operating loss carryforwards of $4.5 million and $16.0 million, respectively, and federal and California research and development tax credits of $0.4 million and $29,000, respectively. All federal net operating loss carryforwards are subject to annual limitations as a result of federal ownership change limitations, and will be available from 2011 through 2018, under those limitations.

The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2012 through 2018, if not utilized. In addition, as of December 31, 2011, the 1994—2010 tax years remain subject to examination in the U.S. and various state tax jurisdictions due to net operating losses that are being carried forward. The Company is currently undergoing Federal and California exams, however the Company does not believe that such exams will have a material adverse effect on the consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$1,243	$922
(Decrease) / increase of unrecognized tax benefits taken in prior years	(676)	87
Increase of unrecognized tax benefits related to current year	707	234

Balance at end of year	$1,274	$1,243

The unrecognized tax benefits, if recognized in full, would reduce our income tax expense by $1.3 million. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2011, 2010 and 2009, interest and penalties were recorded for unrecognized tax benefits of $11,000, $166,000 and $36,000, respectively. As of December 31, 2011 and 2010, our accrual for interest and penalties on any unrecognized tax benefits was $126,000 and $204,000, respectively. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

8. Defined Contribution Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. This plan allows for discretionary contributions by us. Employer matching contributions for the years ended December 31, 2011, 2010 and 2009 were $0.3 million, zero and zero, respectively.

9. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2011. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except earnings per share).

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Net sales	$75,535	$59,821	$45,980	$36,833
Cost of sales	4,013	3,718	2,856	1,872
Income tax expense	11,240	10,846	6,669	5,399
Net income	31,641	22,852	13,874	11,224
Net income applicable to common shareholders	31,641	22,852	13,874	11,224
Net income per share applicable to common shareholders:
Basic	$0.50	$0.37	$0.22	$0.18
Diluted	$0.48	$0.35	$0.21	$0.17

	Quarter Ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Net sales	$29,296	$31,274	$28,316	$26,244
Cost of sales	1,723	2,292	2,000	1,998
Income tax expense	4,527	5,423	5,109	4,242
Net income	6,417	11,520	9,282	7,852
Net income applicable to common shareholders	6,417	11,520	9,282	7,852
Net income per share applicable to common shareholders:
Basic	$0.10	$0.19	$0.15	$0.13
Diluted	$0.10	$0.18	$0.14	$0.12

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions/ (Deductions) Charged to Income	Deductions and Write-Offs	Balance at End of Period
	(In thousands)
Reserves for uncollectible accounts
December 31, 2011	$25	$—	$25	$—
December 31, 2010	$77	$51	$103	$25
December 31, 2009	$62	$114	$99	$77
Reserves for obsolete and excess inventories
December 31, 2011	$158	$—	$158	$—
December 31, 2010	$—	$158	$—	$158
December 31, 2009	$29	$614	$643	$—
Sales-related reserves
December 31, 2011	$21,511	$50,658	$38,050	$34,119
December 31, 2010	$14,922	$38,376	$31,787	$21,511
December 31, 2009	$11,825	$49,900	$46,803	$14,922

All other financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

EXHIBIT INDEX

Description

2.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.5(21)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.

10.1(3)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10.2(4)	1992 Employee Stock Option Plan, as amended.**

10.3(5)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**

10.5(6)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

10.6(6)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

10.27(7)	2004 Non-Employee Directors’ Equity Incentive Plan.**

10.30(8)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

10.31(8)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**

10.40(9)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.

10.44(10)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**

10.45(11)	Amended and Restated 2006 Equity Incentive Award Plan.**

10.46(12)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.47(12)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.48(12)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.

10.58(13)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**

10.63(13)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**

10.65(14)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.66(15)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**

10.68(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

10.69(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.

10.70(17)	Amended and Restated 2003 Employee Stock Purchase Plan.**

10.77(20)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**

10.78(20)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**

10.80(21)	Second Amendment, dated as of October 21, 2009, to the Rights Agreement, dated February 11, 2003, as amended September 9, 2005, between Questcor Pharmaceuticals, Inc. and Computershare Trust Company, N.A.

10.81(21)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**

10.82(21)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**

10.83(22)	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

10.86(23)	Offer Letter, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.87(23)	Severance Agreement, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.88(24)	Supply Agreement, dated July 14, 2010, by and between Questcor Pharmaceuticals, Inc., and BioVectra, Inc.†

23.1*	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, LLC, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

101.INS	XBRL Instance Document (to be filed by amendment)

101.SCH	XBRL Taxonomy Extension Schema Document (to be filed by amendment)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (to be filed by amendment)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (to be filed by amendment)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (to be filed by amendment)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (to be filed by amendment)

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 19, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 19, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 10, 2011, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2010, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.