Form 10-K/A
period 2011-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2012-03-19
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14758

Questcor Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

California	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North Kellogg Drive, Suite D Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(714) 786-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 31, 2012 the Registrant had 63,677,031 shares of Common Stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to Questcor Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 22, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The Exhibit Index on page 4 of this report sets forth a list of exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ Don M. Bailey

Don M. Bailey President and Chief Executive Officer

Dated: March 16, 2012

EXHIBIT INDEX

Description

2.1(1)	Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.5(21)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.

10.1(3)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10.2(4)	1992 Employee Stock Option Plan, as amended.**

10.3(5)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**

10.5(6)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

10.6(6)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

10.27(7)	2004 Non-Employee Directors’ Equity Incentive Plan.**

10.30(8)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

10.31(8)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**

10.40(9)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.

10.44(10)	Severance Letter Agreement between the Company and David Medeiros dated July 10, 2003.**

10.45(11)	Amended and Restated 2006 Equity Incentive Award Plan.**

10.46(12)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.47(12)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.48(12)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.

10.58(13)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**

10.63(13)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**

10.65(14)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.66(15)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**

10.68(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

10.69(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.

10.70(17)	Amended and Restated 2003 Employee Stock Purchase Plan.**

10.72(18)	Stock Purchase Agreement, by and between the Company and Chaumiere Consultadoria & Servicos SDC Unipessoal L.D.A., dated August 13, 2008.

10.73(19)	Stock Purchase Agreement, by and between the Company and Inverlochy Consultadoria & Servicos L.D.A., dated September 3, 2008.

10.74(20)	Redemption Agreement, by and between the Company and Shire Pharmaceuticals, Inc., dated February 19, 2008.

10.75(20)	Severance Letter Agreement between the Company and Gary M. Sawka dated September 10, 2008.**

10.76(20)	Offer of Employment Letter Agreement between the Company and Gary M. Sawka dated September 9, 2008.**

10.77(20)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**

10.78(20)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**

10.80(21)	Second Amendment, dated as of October 21, 2009, to the Rights Agreement, dated February 11, 2003, as amended September 9, 2005, between Questcor Pharmaceuticals, Inc.and Computershare Trust Company, N.A.

10.81(21)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**

10.82(21)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**

10.83(22)	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

10.86(23)	Offer Letter, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.87(23)	Severance Agreement, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.88(24)	Supply Agreement, dated July 14, 2010, by and between Questcor Pharmaceuticals, Inc., and BioVectra, Inc.†

23.1(25)	Consent of Odenburg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

23.2(25)	Consent of BDO USA, LLC, Independent Registered Public Accounting Firm.

31.1(25)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2(25)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1(25)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2(25)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.
** This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 19, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 19, 2008, and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 10, 2011, and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2010, and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on February 22, 2012, and incorporated herein by reference.

† The Company has requested confidential treatment with respect to portions of this exhibit.