Form 10-Q
period 2012-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2012-04-26
CIK 891288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

(714) 786-4200

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2012 there were 63,024,541 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,591	$88,469
Short-term investments	160,064	121,680

Total cash, cash equivalents and short-term investments	223,655	210,149
Accounts receivable, net of allowances for doubtful accounts of $0 at March 31, 2012 and December 31, 2011	41,358	27,801
Inventories, net of allowances of $0 at March 31, 2012 and December 31, 2011	5,524	5,226
Prepaid income taxes	6,180	6,940
Prepaid expenses and other current assets	3,663	3,391
Deferred tax assets	12,026	12,093

Total current assets	292,406	265,600
Property and equipment, net	2,056	1,970
Purchased technology, net	2,704	2,778
Deposits and other assets	52	56
Deferred tax assets	5,404	5,404

Total assets	$302,622	$275,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,488	$5,503
Accrued compensation	5,071	11,590
Sales-related reserves	33,765	34,119
Income taxes payable	17,556	—
Other accrued liabilities	4,496	4,509

Total current liabilities	68,376	55,721
Lease termination, deferred rent and other non-current liabilities	141	261

Total liabilities	68,517	55,982

Shareholders’ equity:
Preferred stock, no par value, 7,500,000 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 63,024,541 and 63,645,781 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	70,621	94,976
Retained earnings	163,429	124,886
Accumulated other comprehensive income	55	(36)

Total shareholders’ equity	234,105	219,826

Total liabilities and shareholders’ equity	$302,622	$275,808

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except net income per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Net sales	$95,968	$36,833
Cost of sales (exclusive of amortization of purchased technology)	5,520	1,872

Gross profit	90,448	34,961
Operating expenses:
Selling and marketing	21,716	11,252
General and administrative	5,442	3,873
Research and development	5,665	2,981
Depreciation and amortization	290	198
Impairment of goodwill	—	299

Total operating expenses	33,113	18,603

Income from operations	57,335	16,358
Interest and other income, net	216	265

Income before income taxes	57,551	16,623
Income tax expense	19,008	5,399

Net income	$38,543	$11,224
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects of $30 and ($33) for the three months ended March 31, 2012 and 2011, respectively.	61	(68)

Comprehensive income	38,604	11,156

Net income per share:
Basic	$0.61	$0.18

Diluted	$0.58	$0.17

Shares used in computing net income per share:
Basic	63,491	62,219

Diluted	66,471	65,374

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$38,543	$11,224
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,296	1,812
Deferred income taxes	67	54
Amortization of investments	546	(111)
Depreciation and amortization	290	198
Impairment of goodwill	—	299
Loss on disposal of property and equipment	—	11
Changes in operating assets and liabilities:
Accounts receivable	(13,557)	(1,205)
Inventories	(298)	(417)
Prepaid income taxes	760	(337)
Prepaid expenses and other current assets	(272)	(215)
Accounts payable	1,985	1,177
Accrued compensation	(6,519)	(864)
Sales-related reserves	(354)	1,847
Income taxes payable	17,556	5,666
Other accrued liabilities	(13)	(938)
Other non-current liabilities	(120)	(176)

Net cash flows provided by operating activities	40,910	18,025

INVESTING ACTIVITIES
Purchase of property and equipment	(302)	(848)
Purchase of short-term investments	(71,074)	(21,866)
Proceeds from maturities of short-term investments	32,235	39,713
Deposits and other assets	4	—

Net cash flows (used in) / provided by investing activities	(39,137)	16,999

FINANCING ACTIVITIES
Income tax benefit realized from share-based compensation plans	1,380	212
Issuance of common stock, net	956	798
Repurchase of common stock	(28,987)	(11,453)

Net cash flows used in financing activities	(26,651)	(10,443)

(Decrease) increase in cash and cash equivalents	(24,878)	24,581
Cash and cash equivalents at beginning of period	88,469	41,508

Cash and cash equivalents at end of period	$63,591	$66,089

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7	$2

Cash paid for income taxes	$32	$70

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company

Questcor (“we”, “our”, “us”, or the “Company”) is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•

Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-Q, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We continue to experience significant growth in NS prescriptions and are currently expanding the size of our nephrology sales force.

•

Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We continue to experience significant growth in MS prescriptions and currently intend to expand the size of our neurology sales force in 2012.

•

Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $150 million in free drug that we have provided from September 2007 through March 31, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Questcor and our wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included.

Use of Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Our significant estimates include our estimates for sales-related reserves, impairment of intangibles, deferred tax assets and tax liabilities and share-based compensation, among others.

Reclassifications

Certain comparative prior year amounts in the Condensed Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

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

In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we also support the patient assistance programs administered by the National Organization of Rare Diseases, or NORD, and the Chronic Disease Fund by providing free drug with a commercial value of over $150 million to patients since September 2007 through March 31, 2012. We do not recognize any revenue from our free drug program.

In the U.S., our exclusive customer for Acthar is CuraScript Specialty Distributor, or CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to approximately 12 specialty pharmacies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to many hospitals. In addition to Acthar, we sell Doral to pharmaceutical wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals.

International sales of our products are immaterial.

Net Sales

We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	TRICARE retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs;

•	Returns, which have historically been immaterial; and

•	Other deductions, such as payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. For the three months ended March 31, 2012 and 2011, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the health Care and Education Reconciliation Act of 2010, or the Health Care Reform Acts. We estimate the end of period liability and the sales reserve needed for both of these Medicaid rebates based on the following multi-step process:

•

Using a predictive model, we review national Medicaid statistics as well as internal information received from our Acthar reimbursement support center and from CuraScript SP for the most recently completed quarter to develop an estimate of future Medicaid rebate invoices that we expect to receive. This includes an estimate for both future Medicaid Fee for Service and Medicaid Managed Care Organization rebate invoices.

•

We review the Medicaid rebate invoices received during the last 90 days and compare those invoices to the reserve that we had previously set at the end of the prior quarter. Based on this comparison and using the predictive model and other available information, which we update quarterly, we estimate the remaining liability that we believe is still outstanding for periods prior to the most recently completed quarter.

•

Based on estimated end-of-quarter inventory held at CuraScript SD, all specialty pharmacies and hospitals, we calculate the expected future rebate liability for that portion of the estimated distribution channel inventory that will eventually be used to fill prescriptions for Medicaid patients.

Using similar processes, we estimate the end of period liability and the sales reserve needed for TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Coverage Gap Discount Program took effect on January 1, 2011. Approximately 25% of our sales for both MS and NS are to patients for whom Medicare is their primary insurance. We do not believe this program has had or will have a material effect on our cash flows or results of operations.

Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states’ submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS or NS are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.

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

Total Sales-related Reserves

At March 31, 2012 and December 31, 2011, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2012	December 31, 2011
Medicaid rebates	$29,048	$29,874
Tricare rebates	4,601	4,095
Medicare Part D Coverage Gap Discount Program rebates	87	100
Government chargebacks	20	40
Other discounts	9	10

Total	$33,765	$34,119

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	March 31, 2012	March 31, 2011
Balance at January 1	$29,874	$17,384
Actual Medicaid payments for sales made in prior year	(14,138)	(8,940)
Actual Medicaid payments for sales made in current year	—	—
Current Medicaid provision for sales made in prior year	—	—
Current Medicaid provision for sales made in current year	13,312	10,988

Balance at March 31	$29,048	$19,432

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	March 31, 2012	March 31, 2011
Balance at January 1	$4,095	$4,125
Actual TRICARE payments for sales made in prior year	(571)	(642)
Actual TRICARE payments for sales made in current year	—	—
Current TRICARE provision for sales made in prior year	—	1
Current TRICARE provision for sales made in current year	1,077	267

Balance at March 31	$4,601	$3,751

Concentration of Credit Risk

Financial instruments that subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. We invest our cash in high credit quality government and corporate debt instruments and believe the financial risks associated with these instruments are minimal.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2012 would have approximated $6.8 million.

We extend credit to our customer, CuraScript SD, which accounts for nearly 100% of our gross product sales and accounts receivable. We have not experienced material credit losses on our customer accounts.

Inventories

We state inventories, net of allowances, at the lower of cost or market value. Cost is determined by the first-in, first-to-expire method.

We review inventory periodically for slow-moving or obsolete status. We adjust our inventory if we do not expect to recover the cost of inventory. We would record a reserve to adjust inventory to its net realizable value when any of the following occur: (i) a product is close to expiration and we do not expect it to be sold, (ii) a product has reached its expiration date or (iii) we do not expect a product to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to assess the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have been immaterial, and we account for such adjustments in the current period as a change in estimate.

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2012	December 31, 2011
Laboratory equipment	$8	$8
Manufacturing equipment	763	740
Office equipment, furniture and fixtures	2,339	2,169
Leasehold improvements	1,055	946

	4,165	3,863
Less accumulated depreciation and amortization	(2,109)	(1,893)

	$2,056	$1,970

Total depreciation and amortization expense amounted to $0.2 million for the three months ended March 31, 2012 and $0.7 million for the year ended December 31, 2011.

Supply Concentration Risks

Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the active pharmaceutical ingredient, or API, used in Acthar, is processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Bio Vectra, Inc., or Bio Vectra, to produce this API. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Currently, both Bio Vectra and Cangene are our sole source suppliers for Acthar. Additionally, we use a sole source provider for potency testing. While we have received approval from the FDA for the transfers to new contract manufacturers for both Acthar finished product and API, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar has a shelf life of 18 months from the date of manufacture.

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

We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of March 31, 2012, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three months ended March 31, 2012 and 2011, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income and Comprehensive Income, in Interest and Other Income.

A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
March 31, 2012
Cash equivalents	$11,431	$—	$—	$11,431

Short-term investments:
Certificates of deposit	$1,200	$3	$—	$1,203
Corporate bonds	103,987	83	(32)	104,038
Government-sponsored enterprises	43,045	7	(24)	43,028
Municipal bonds	11,784	13	(2)	11,795

	$160,016	$106	$(58)	$160,064

December 31, 2011
Cash equivalents	$6,423	$—	$—	$6,423

Short-term investments:
Certificates of deposit	$2,240	$2	$—	$2,242
Corporate bonds	66,378	30	(69)	66,339
Government-sponsored enterprises	42,764	6	(16)	42,754
Municipal bonds	10,343	5	(3)	10,345

	$121,725	$43	$(88)	$121,680

The amortized cost and fair value of short-term investment securities at March 31, 2012, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,608	$102,872
Due after one through two years	59,408	57,192

Total short-term investments	$160,016	$160,064

As of March 31, 2012, the average contractual maturity of our short-term investments was approximately 14 months.

As of March 31, 2012, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(20)	$23,963	$(12)	$7,485
Government-sponsored enterprises	—	1,008	(24)	13,121
Municipal bonds	(2)	4,141	—	824

Total	$(22)	$29,112	$(36)	$21,430

The gross unrealized losses reported above for March 31, 2012 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through March 31, 2012. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2012, all of our assets and liabilities are valued using Level 1 inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at
	March 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$11,431	$11,431	$—	$—
Certificates of deposit	1,203	1,203	—	—
Corporate bonds	104,038	104,038	—	—
Government-sponsored enterprises	43,028	43,028	—	—
Municipal bonds	11,795	11,795

Total	$171,495	$171,495	$—	$—

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and 2011, respectively, other than goodwill associated with a 1999 transaction, which was impaired during the three months ended March 31, 2011 resulting in a net realizable value of zero.

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

At March 31, 2012, there was $32.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.7 years.

Share-based compensation cost is summarized below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Selling and marketing	$1,046	$374
General and administrative	464	1,126
Research and development	786	312

Total	$2,296	$1,812

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three months ended March 31, 2012 and 2011 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2012	2011
Net income applicable to common shareholders	$38,543	$11,224

Shares used in computing net income per share applicable to common shareholders:
Basic	63,491	62,219
Effect of dilutive potential common shares:
Stock options	2,958	3,141
Restricted stock	22	12
ESPP	—	2

Diluted	66,471	65,374

Net income per share applicable to common shareholders:
Basic	$0.61	$0.18

Diluted	$0.58	$0.17

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three months ended March 31, 2012 and 2011 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	590	1,060

Purchased Technology and Goodwill

Purchased technology consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,682)	(1,608)

	$2,704	$2,778

Purchased technology at March 31, 2012 and December 31, 2011 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.1 million for the three months ended March 31, 2012 and $0.3 million for the year ended December 31, 2011. As of March 31, 2012 and December 31, 2011, we determined that purchased technology was not impaired and will continue to monitor the carrying value of the remaining purchased technology.

Goodwill consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$1,023	$1,023
Less accumulated amortization	(1,023)	(1,023)

	$—	$—

During the three months ended March 31, 2011, we determined the carrying value of the remaining goodwill was impaired and, therefore, charged the remaining balance to impairment of goodwill.

Indemnification, Commitments and Contingencies

As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure under the most current tax laws and assessing temporary and/or permanent differences resulting from differing treatment of items for tax and accounting purposes, which may result in uncertain tax positions.

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

Equity Transactions

On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this plan may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase plan authorization by an additional 6.5 million shares.

During the three months ended March 31, 2011, we used $11.5 million of our cash to repurchase 884,300 shares of our common stock. During the three months ended March 31, 2012, we used $29.0 million of our cash to repurchase 798,285 shares of our common stock. Under this stock repurchase plan, we have repurchased a total of 10 million shares of our common stock for $77.1 million through March 31, 2012, at an average price of $7.68 per share. As of March 31, 2012, there are 3.5 million shares authorized remaining under our stock repurchase plan.

Total share-based compensation costs for the three months ended March 31, 2012 and 2011 were $2.3 million and $1.8 million, respectively. For the three months ended March 31, 2012, we granted options to employees and non-employee directors to purchase 1.3 million shares of our common stock at a weighted average exercise price of $35.82 per share. Included in the 1.3 million options granted during the quarter, were 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. Because we were not able to determine achievement of the performance criteria, we did not record share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the three months ended March 31, 2012 and 2011 included $128,833 and $9,224, respectively, related to these restricted stock awards.

Subsequent Events

We evaluated subsequent events that have occurred after March 31, 2012, and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that Annual Report, as well as factors discussed in any documents incorporated by reference therein.

Overview

Questcor (“we”, “our”, “us”, or the “Company”) is a biopharmaceutical company whose primary product helps patients with serious, difficult-to-treat medical conditions. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•

Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-Q, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We continue to experience significant growth in NS prescriptions and are currently expanding the size of our nephrology sales force.

•

Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We continue to experience significant growth in MS prescriptions and currently intend to expand the size of our neurology sales force in 2012.

•

Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $150 million in free drug that we have provided from September 2007 through March 31, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

•	Infantile Spasms (IS). We are supporting an investigator-initiated clinical study aimed at establishing quality of care indicators for IS.

•	Systemic Lupus Erythematous (SLE). We are considering conducting clinical studies evaluating Acthar for the treatment of SLE.

•

Other Indications, Not On-Label. Our research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•

Diabetic Nephropathy (DN). We are the sponsor of a pilot safety and efficacy study of Acthar in patients with diabetic nephropathy and proteinuria, which commenced in the first quarter of 2012. We also are supporting a clinical investigator-initiated study, evaluating the safety and efficacy of Acthar in treatment of DN.

•

Multiple Sclerosis-Pulse Therapy. We are supporting a clinical investigator-initiated study, examining pulse administration of Acthar in MS in conjunction with disease-modifying therapy to evaluate the possible disease modifying effects of Acthar.

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

•

Chronic Refractory Migraine: We are supporting an investigator-initiated clinical study, to determine the effect of Acthar in the treatment of severe chronic migraine sufferers who are unresponsive to traditional migraine treatments.

•	Pharmacology. We are conducting non-clinical and clinical pharmacology studies:

•

General. We seek to expand our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.

•

Multiple Sclerosis. We are supporting an investigator-initiated clinical study, evaluating the immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an investigator-initiated study evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to multiple sclerosis.

We derive net sales of Acthar from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of MS exacerbations, NS, IS and various other conditions. Physicians do not purchase Acthar for resale to patients. Instead, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and, typically, after arranging for third party reimbursement (government or commercial insurance) - often after satisfying a prior authorization requirement imposed by their insurance carrier. Alternatively, patients may receive Acthar under a Questcor sponsored patient assistance program, administered by the National Organization of Rare Diseases.

Physician understanding of Acthar is facilitated by our experienced team of sales representatives and managers. We have an active compliance program led by a chief compliance officer who is dedicated exclusively to compliance and who reports directly to our Chief Executive Officer and to the Compliance Committee of our Board of Directors.

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

The table below provides our best estimates for paid Acthar prescriptions for our three primary therapeutic areas and actual vials shipped to CuraScript SD for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase	% Change
	2012	2011
New Paid Prescriptions: (2)(3)
NS	238	18	220	1,222%
MS	1,000	508	492	97%
IS	112	89	23	26%
Vials Shipped (1)	4,111	2,010	2,101	105%

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011:

Recorded Net Sales

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2012	2011
	(in $000’s)
Revenue	$111,348	$48,630	$62,718	129%
Less sales reserves:
Provision for Medicaid rebates	13,312	10,988	2,324	21%
Provision for chargebacks	64	104	(40)	(38)%
Provision for Coverage Gap Discount	125	120	5	4%
Provision for TRICARE	1,077	267	810	303%
Co-payment assistance and other	802	318	484	152%

Total sales reserves	15,380	11,797	3,583	30%

Net sales	$95,968	$36,833	$59,135	161%

Net sales for the three months ended March 31, 2012 and 2011 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended March 31, 2012 increased 161% to $95.9 million as compared to $36.7 million during the same period in 2011. Net sales for the three months ended March 31, 2012 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 4,111 vials for the three months ended March 31, 2012 as compared to 2,010 vials shipped for the three months ended March 31, 2011.

While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our primary therapeutic areas: NS, MS and IS. In the quarter ended March 31, 2012, our expanded Nephrology Sales Force effort resulted in 238 new, paid NS prescriptions, a significant increase over the eighteen new, paid NS prescriptions in the quarter ended March 31, 2011. During the three months ended March 31, 2012, the number of prescriptions for Acthar to treat MS exacerbations increased to 1,000 from 508 in the quarter ended March 31, 2011, which was attributable to our expanded sales force calling on physicians who treat patients with MS. We also experienced 112 paid, new IS prescriptions in the first quarter of 2012, which were within the normal historic range. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription table on page 19 of this report. As Acthar is already considered by many child neurologists to be the treatment of choice in IS, we are reducing the number of sales calls to child neurologists.

Net sales for the three months ended March 31, 2012 were also positively affected by increases in the price we charge CuraScript SD for Acthar. On June 1, 2011, we increased the price of Acthar by 5%. We also increased the price of Acthar on December 27, 2011 by 6.5% and currently charge CuraScript SD $27,064 per vial.

Because Acthar is being prescribed for NS and MS at a greater percentage of our total Acthar prescriptions, which carry a lower Medicaid-eligible incidence rate, net sales for the three months ended March 31, 2012 were positively impacted by a decrease in our sales related reserve. We utilize a multi-step approach to determine our sales reserves each quarter, which includes an analysis using a predictive model, a review of Medicaid and other invoices received during the quarter and an estimate of in-channel inventory. For the three months ended March 31, 2012, we reserved against 13.8% of our gross revenue for sales-related reserves, a decrease from the 24.3% in first quarter of 2011. This decrease was primarily attributable to greater use of Acthar to treat adults suffering from NS and MS relative to the number of Acthar vials used to treat infants suffering from IS and the fact that infants have a higher enrollment in Medicaid than adults. The decrease in total sales reserves as a percent of gross revenue was also due to an increased number of vials distributed through our patient assistance program, as these free vials do not affect gross revenue and are not considered in our sales reserve model.

We believe that approximately two-thirds of our growth in net sales from the three months ended March 31, 2011 to the three months ended March 31, 2012 was due to increased vial shipments, with the remainder of our net sales growth due to both pricing and the reduction in our sales-related reserve percentage. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.

While we have announced our intention to expand our Neurology Sales Force during 2012 and have begun expanding our Nephrology Sales Force during the first quarter ended March 31, 2012, our prescription growth trend may not continue and/or our sales force expansions may not be successful. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.

Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. As of March 31, 2012, in channel inventory levels were higher than normal historic levels due to a 180 vial order filled on the last day of the quarter.

Cost of Sales and Gross Profit

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2012	2011
	(in $000’s)
Cost of sales	$5,520	$1,872	$3,648	195%
Gross profit	$90,448	$34,961	$55,487	159%
Gross margin	94%	95%

Cost of sales was $5.5 million for the three months ended March 31, 2012, as compared to $1.9 million for the three months ended March 31, 2011. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability and potency testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin percentage was 94%, or $90.4 million, for the three months ended March 31, 2012, as compared to 95%, or $35.0 million for the three months ended March 31, 2011. The increase in gross profit dollars is due to continued growth in paid prescriptions for all three of our indications. The increase in cost of sales was primarily due to an increase in the cost for outside product potency testing, an increase in product stability testing and royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.

Selling and Marketing

	Three Months Ended
	March 31,		Increase/ (Decrease)	% Change
	2012	2011
	(in $000’s)
Selling and marketing expense	$21,716	$11,252	$10,464	93%

Selling and marketing expenses were $21.7 million for the three months ended March 31, 2012, as compared to $11.3 million for the three months ended March 31, 2011. The increase of $10.5 million in 2012 as compared to 2011 is due primarily to increases in headcount-related costs, including increased incentive payments to our commercial team, and costs associated with our expanded sales and marketing effort. In March 2011, we assembled a Nephrology Sales Force that promotes Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives, later increased during the third quarter of 2011 to 28 representatives based on the results of their efforts and is currently being expanded to 58 representatives. We expect selling and marketing expenses to increase in future periods.

While we have announced our intention to expand our Neurology Sales Force during 2012 and have begun expanding our Nephrology Sales Force during the first quarter ended March 31, 2012, our prescription growth trend may not continue and/or our sales force expansions may not be successful. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish relationships with prescribing physicians within their territories. We expect selling and marketing expenses to increase in future periods.

General and Administrative

	Three Months Ended
	March 31,		Increase/ (Decrease)	% Change
	2012	2011
	(in $000’s)
General and administrative expense	$5,442	$3,873	$1,568	40%

General and administrative expenses were $5.4 million for the three months ended March 31, 2012, as compared to $3.9 million for the three months ended March 31, 2011. The increase of $1.6 million in 2012 as compared to 2011 is due to increased headcount related costs to support our growth.

Research and Development

	Three Months Ended
	March 31,		Increase/ (Decrease)	% Change
	2012	2011
	(in $000’s)
Research and development	$5,665	$2,981	$2,684	90%

Research and development expenses were $5.7 million in the three months ended March 31, 2012, as compared to $3.0 million for the three months ended March 31, 2011. The increase in research and development expenses in 2012 as compared to

2011 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy and costs incurred associated with the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy and proteinuria. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.

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

For the three months ended March 31, 2012, approximately 40% of our research and development expenditures were for medical affair costs, 9% was spent on regulatory costs, 44% was spent on product development costs, and approximately 7% was spent on manufacturing costs.

For the three months ended March 31, 2011, approximately 41% of our research and development expenditures were for medical affair costs, 14% was spent on regulatory costs, 28% was spent on product development costs, and approximately 17% was spent on manufacturing costs.

We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for the treatment of NS. In 2011, we started a Phase IV dose response clinical trial for idiopathic membranous nephropathy and in 2012, we intend to start a pilot safety and efficacy study of Acthar in patients with diabetic nephropathy and proteinuria. These clinical trials will result in a significant increase in research and development expenses through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.

The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or candidates. As a result, the amount or ranges of cost and timing to complete our product development programs and each future product development program is not estimable.

Share-based compensation costs. Total share-based compensation costs for the three months ended March 31, 2012 and 2011 were $2.3 million and $1.8 million, respectively. For the three months ended March 31, 2012, we granted options to employees and non-employee directors to purchase 1.3 million shares of our common stock at a weighted average exercise price of $35.82 per share. Included in the 1.3 million options granted during the first quarter ended March 31, 2012 were 255,000 performance-based options, which were granted as part of our standard annual compensation cycle. These performance-based options include a one-time performance vesting hurdle, followed by a time-based vesting over an additional 12 months, should the performance vesting hurdle be achieved. Because we were not able to determine achievement of the performance criteria, we did not record share-based compensation costs related to these performance-based options.

In addition to stock options, we may also issue restricted stock awards to certain employees. For the three months ended March 31, 2012, we issued 33,440 restricted stock awards. No restricted stock awards were issued for the three months ended March 31, 2011. The total share-based compensation costs for the three months ended March 31, 2012 and 2011 included $128,833 and $9,224, respectively, related to these restricted stock awards. The following table sets forth our share-based compensation costs for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Selling and marketing	$1,046	$374
General and administrative	464	1,126
Research and development	786	312

Total	$2,296	$1,812

Income tax expense. Income tax expense for the three months ended March 31, 2012 was $19.0 million, as compared to $5.4 million for the three months ended March 31, 2011. The increase in income tax expense of $13.6 million in 2012 as compared to 2011 was primarily due to an increase in net sales and operating income.

Liquidity and Capital Resources

Cash and cash equivalents, short term investments and working capital as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

Financial Assets:

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$63,591	$88,469
Short term investments	160,064	121,680

Cash, cash equivalents and short term investments	$223,655	$210,149

Select measures of liquidity and capital resources:

	March 31, 2012	December 31, 2011
Current assets	$292,406	$265,600
Current liabilities	68,376	55,721

Working Capital	$224,030	$209,879

Current ratio	4.28	4.77

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

Our collection terms on our accounts receivable are net 30 days. With approximately 100% of our accounts receivable and net sales generated by one customer, we have experienced fluctuations in our days sales outstanding calculation, or DSO, due to the timing of the placement of orders and the collection of invoices. For example, our DSO for the three months ended December 31, 2011 was 30 days as compared to our DSO of 33 days for the three months ended March 31, 2012. The increase in the DSO is due in part to an order of 180 vials filled on the last day of the quarter.

We expect continued growth in our research and development expenses, particularly those related to clinical trials associated with our on-label indication for NS. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

Cash Flows

Change in cash and cash equivalents:

	Three Months Ended March 31,		Increase/ (Decrease)
(in $000’s)	2012	2011
Net cash flows provided by operating activities	$40,910	$18,025	$22,885
Net cash flows provided by / (used in) investing activities	(39,137)	16,999	(56,136)
Net cash flows (used in ) / provided by financing activities	(26,651)	(10,443)	(16,208)

Net change in cash and cash equivalents	$(24,878)	24,581	$(49,459)

Operating Activities

The decrease in net cash and cash equivalents from March 31, 2011 is primarily due to the repurchase of common stock, the purchase of short term investments, offset by the increase in net income achieved in 2012 as compared to the net income achieved in the same period in 2011. The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization and loss on disposal of property and equipment was $41.7 million and $13.5 million for the three months ended March 31, 2012 and 2011, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was $0.8 million for the three months ended March 31, 2012 and net cash inflow was $4.5 million for the three months ended March 31, 2011. The $0.8 million change in operating assets and liabilities primarily relates to an increase in income taxes payable of $17.6 million, which relates to an increase in operating income and an increase in accounts payable of $2.0 million, offset by an increase in our accounts receivable of $13.6 million due to an increase in net sales and a decrease in accrued compensation of $6.5 million, due to the payment of our 2011 annual bonuses.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•	Purchases of property and equipment of $0.3 million;

•	Purchases of short term investments of $71.1 million; and

•	Maturities of short term investments of $32.2 million.

Financing Activities

Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $1.4 million;

•

the issuance of common stock related to the exercise of stock options for $1.0 million; offset by the repurchase of shares of our common stock of $29.0 million to repurchase 798,285 shares of our common stock. Under this stock repurchase plan, we have repurchased a total of 10.0 million shares of our common stock for $77.1 million through March 31, 2012, at an average price of $7.68 per share. Additionally, we have purchased 6.2 million shares of our common stock outside of our stock repurchase plan for a total of $30.3 million through March 31, 2012 at an average price of $4.93 per share for a total repurchase value of $107.4 million. As of March 31, 2012, there are 3.5 million shares authorized remaining under our stock repurchase plan.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended March 31, 2012 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 22, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 1, 2012 through March 31, 2012, we repurchased the following shares of our common stock:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2012	—	—	—	4,258,200
February 1 - February 29, 2012	—	—	—	4,258,200
March 1 - March 31, 2012	798,285	$36.31	798,285	3,459,915

Total	798,285	$36.31	798,285

(1)	In February 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase program authorization by an additional 6.5 million shares.

During the three months ended March 31, 2012, we used $29.0 million of our cash to repurchase 798,285 shares of our common stock. To date under this stock repurchase plan, we have repurchased a total of 10.0 million shares of our common stock for $77.1 million through March 31, 2012, at an average price of $7.68 per share. Additionally, we have purchased 6.2 million shares of our common stock outside of our plan for a total of $30.4 million of our cash through March 31, 2012 at an average price of $4.93 per share for a total repurchase value of $107.4 million.

As of March 31, 2012, there are 3.5 million shares authorized remaining under our stock repurchase plan. Our plan does not have an expiration date. We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: April 26, 2012	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael H. Mulroy
Michael H. Mulroy
Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)

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