Form 10-Q
period 2012-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2012-07-25
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER: 001-14758
_________________________________________________________
QUESTCOR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

CALIFORNIA	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer of Identification No.)
1300 North Kellogg Drive, Suite D
Anaheim, CA 92807
(Address of Principal Executive Offices)

(714) 786-4200
(Registrant's Telephone Number, Including Area Code)
___________________________________________________________
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

As of June 30, 2012 there were 59,671,666 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
 (unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$36,662	$88,469
Short-term investments	78,022	121,680
Total cash, cash equivalents and short-term investments	114,684	210,149
Accounts receivable, net of allowances for doubtful accounts of $0 at June 30, 2012 and December 31, 2011	46,674	27,801
Inventories, net of allowances of $0 at June 30, 2012 and December 31, 2011	6,417	5,226
Prepaid income taxes	3,992	6,940
Prepaid expenses and other current assets	3,010	3,391
Deferred tax assets	11,859	12,093
Total current assets	186,636	265,600
Property and equipment, net	2,045	1,970
Purchased technology, net	2,629	2,778
Deposits and other assets	57	56
Deferred tax assets	5,404	5,404
Total assets	$196,771	$275,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,283	$5,503
Accrued compensation	11,484	11,590
Sales-related reserves	38,724	34,119
Other accrued liabilities	6,444	4,509
Total current liabilities	68,935	55,721
Lease termination, deferred rent and other non-current liabilities	40	261
Total liabilities	68,975	55,982
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 59,671,666 and 63,645,781 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21,974	94,976
Retained earnings	105,781	124,886
Accumulated other comprehensive income (loss)	41	(36)
Total shareholders’ equity	127,796	219,826
Total liabilities and shareholders’ equity	$196,771	$275,808
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Net sales	$112,452	$45,980	$208,421	$82,813
Cost of sales (exclusive of amortization of purchased technology)	6,379	2,856	11,900	4,728
Gross profit	106,073	43,124	196,521	78,085
Operating expenses:
Selling and marketing	27,609	14,746	49,324	25,998
General and administrative	8,647	3,791	14,089	7,663
Research and development	8,485	3,891	14,150	6,872
Depreciation and amortization	321	273	612	471
Impairment of goodwill	—	—	—	299
Total operating expenses	45,062	22,701	78,175	41,303
Income from operations	61,011	20,423	118,346	36,782
Interest and other income, net	218	120	434	384
Income before income taxes	61,229	20,543	118,780	37,166
Income tax expense	19,724	6,669	38,732	12,068
Net income	$41,505	$13,874	$80,048	$25,098
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects of ($5) for both the three months ended June 30, 2012 and 2011, respectively, and $25 and $1 for the six months ended June 30, 2012 and 2011, respectively.	(9)	(10)	52	1
Comprehensive income	$41,496	$13,864	$80,100	$25,099

Net income per share:
Basic	$0.68	$0.22	$1.28	$0.40
Diluted	$0.65	$0.21	$1.23	$0.38
Shares used in computing net income per share:
Basic	61,112	62,034	62,308	62,126
Diluted	64,113	65,464	65,305	65,483

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$80,048	$25,098
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,014	3,528
Deferred income taxes	234	180
Amortization of investments	928	376
Depreciation and amortization	612	471
Impairment of goodwill	—	299
Loss on disposal of property and equipment	10	11
Changes in operating assets and liabilities:
Accounts receivable	(18,873)	(12,586)
Inventories	(1,191)	(272)
Prepaid income taxes	2,948	(1,000)
Prepaid expenses and other current assets	381	372
Accounts payable	6,780	(1,089)
Accrued compensation	(106)	1,112
Sales-related reserves	4,605	5,555
Other accrued liabilities	1,935	(387)
Other non-current liabilities	(221)	(163)
Net cash flows provided by operating activities	84,104	21,505
INVESTING ACTIVITIES
Purchase of property and equipment	(548)	(1,393)
Purchase of short-term investments	(96,631)	(53,859)
Proceeds from maturities of short-term investments	139,438	62,960
Deposits and other assets	(1)	6
Net cash flows provided by investing activities	42,258	7,714
FINANCING ACTIVITIES
Income tax benefit realized from share-based compensation plans	4,261	3,735
Issuance of common stock, net	2,663	2,268
Repurchase of common stock	(185,093)	(11,453)
Net cash flows used in financing activities	(178,169)	(5,450)
(Decrease) increase in cash and cash equivalents	(51,807)	23,769
Cash and cash equivalents at beginning of period	88,469	41,508
Cash and cash equivalents at end of period	$36,662	$65,277
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12	$7
Cash paid for income taxes	$31,285	$3,120
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2011	63,645,781	$94,976	$124,886	$(36)	$219,826
Stock compensation for equity incentives and restricted common stock granted to employees	33,440	6,014			6,014
Issuance of common stock pursuant to employee stock purchase plan	33,342	1,106			1,106
Issuance of common stock upon exercise of stock options	490,151	1,557			1,557
Repurchase of common stock	(4,528,354)	(85,940)	(99,153)	—	(185,093)
Cancellation of shares related to tax liability	(2,694)	—			—
Income tax benefit realized from share-based compensation plans		4,261			4,261
Comprehensive income (loss):
Net unrealized gain on investments				77	77
Net income			80,048		80,048
Total comprehensive income	—	—	—	—	80,125
Balances at June 30, 2012	59,671,666	$21,974	$105,781	$41	$127,796

 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company
Questcor Pharmaceuticals, Inc. ("we", "our", "us", or the "Company") is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•
Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-Q, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We continue to experience significant growth in NS prescriptions and we completed the expansion of our nephrology sale force from 28 to 58 representatives, with all new representatives trained and in the field as of May 29, 2012.

•
Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We continue to experience significant growth in MS prescriptions and are in the process of expanding our neurology sales force from 77 to 107 representatives, with hiring expected to be completed in August 2012.

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $183 million in free drug that we have provided from September 2007 through June 30, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

In June 2012, we announced the key elements of our initial commercialization plans for Acthar in the treatment of rheumatology-related indications already in the FDA-approved package insert for Acthar, which included the commencement of a pilot effort in mid-July 2012 of 12 rheumatology Acthar specialists and 12 Acthar specialists from our Neurology Sales Force calling on rheumatologists, with an initial focus on the rare and closely related neuromuscular disorders dermatomysitis and polymyositis. Acthar is approved for the following rheumatology-related conditions:

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

We continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for additional indications not currently on the Acthar label, where there are unmet serious, difficult-to-treat autoimmune and inflammatory disorders.
In order to improve outcomes for patients with difficult-to-treat autoimmune and inflammatory disorders, we are expanding our research to better understand the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.
Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its our wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we support the patient assistance programs administered by the National Organization of Rare Disorders, or NORD, and the Chronic Disease Fund by providing free drug with a commercial value of over $183 million to patients since September 2007 through June 30, 2012. We do not recognize any revenue from our free drug program.
In the U.S., our exclusive customer for Acthar is CuraScript Specialty Distributor, or CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar based on its order of Acthar from Integrated Commercial Services, which we have engaged to act as our exclusive agent for commercial shipment of Acthar to CuraScript SD. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to approximately 12 specialty pharmacies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to many hospitals. In addition to Acthar, we sell Doral to pharmaceutical wholesalers, who in turn sell Doral primarily to retail pharmacies and hospitals.
International sales of our products are immaterial.
Net Sales
We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	TRICARE retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs;

•	Exchanges, which have historically been immaterial; and

•	Other deductions, such as payment discounts.
We currently provide our products to Medicaid participants under an agreement with the Centers for Medicare & Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. For the three months ended June 30, 2012 and 2011, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 to 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Acts. We estimate the end of period liability and the sales reserve needed for both of these Medicaid rebates based on the following multi-step process:

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

Using similar processes, we estimate the end of period liability and the sales reserve needed for TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Coverage Gap Discount Program took effect on January 1, 2011. Approximately 25% of our sales for both NS and MS are to patients for whom Medicare is their primary insurance. We believe this program will continue to operate in a manner similar to commercial insurance as it relates to the reimbursement for our products.
Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, NS or MS are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
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
Changes made by the Healthcare Reform Acts were expected to result in the coverage of 32 million uninsured individuals. Approximately half of these individuals will be covered with private sector coverage through the new state-based Health Insurance Exchanges effective in 2014. The remaining approximately 16 million uninsured individuals were expected to be covered through an expansion of the Medicaid program at the state level. Specifically, effective in 2014, individuals with incomes between the state's current eligibility level and 133% of the federal poverty level become eligible for Medicaid. The expansion will be effectuated through an increase in the Medicaid eligibility income limit from a state's current eligibility levels to 133% of the federal poverty limit. It was expected that all states would expand their Medicaid programs in this manner as there was a provision in the Healthcare Reform Acts which penalized states for not doing so. However, the Supreme Court of the United States, in National Federation of Independent Business v. Sebelius, struck down the penalty provision, so it is unclear how many states will expand their Medicaid programs by raising their income limit to 133% of the federal poverty level. To the extent states do expand their Medicaid programs, we expect this expanded eligibility to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Healthcare Reform Acts.
TRICARE Retail Pharmacy Programs
The Department of Defense, or DoD, TRICARE Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies. The regulations further require that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for TRICARE rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD's regulation. That case has been appealed to the United States Circuit Court for the District of Columbia. It is uncertain whether such appeal will be successful, but we believe that we have fully reserved for this matter.
Effective January 1, 2010, we entered into a new pricing agreement with the Veterans Administration, resulting in a rebate for pharmaceutical products utilized through the TRICARE Retail Pharmacy program during 2010 of $5,670 per vial, or a reduction of $14,865 from the previous per-vial rebate of $20,535. Effective January 1, 2011, our rebate decreased to $5,528 per vial. Effective January 1, 2012, the rebate for pharmaceutical products utilized through the TRICARE Retail Pharmacy program increased to $7,341.
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
Total Sales-related Reserves
At June 30, 2012 and December 31, 2011, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2012	December 31, 2011
Medicaid rebates	$33,708	$29,874
Tricare rebates	4,712	4,095
Medicare Part D Coverage Gap Discount Program rebates	259	100
Government chargebacks	36	40
Other discounts	9	10
Total	$38,724	$34,119
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2012	2011
Balance at January 1	$29,874	$17,384
Actual Medicaid payments for sales made in prior year	(16,625)	(9,108)
Actual Medicaid payments for sales made in current year	(8,382)	(9,544)
Current Medicaid provision for sales made in prior year	1,039	8
Current Medicaid provision for sales made in current year	27,802	24,116
Balance at June 30	$33,708	$22,856
The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	2012	2011
Balance at January 1	$4,095	$4,125
Actual TRICARE payments for sales made in prior year	(571)	(643)
Actual TRICARE payments for sales made in current year	(1,046)	—
Current TRICARE provision for sales made in prior year	—	1
Current TRICARE provision for sales made in current year	2,234	604
Balance at June 30	$4,712	$4,087
Product Exchanges
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
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2012 would have approximated $6.8 million.
We extend credit to our customer, CuraScript SD, which accounts for nearly 100% of our gross product sales and accounts receivable. We have not experienced material credit losses on our customer accounts.
Inventories
We state inventories, net of allowances, at the lower of cost or market value. Cost is determined by the first-in, first-to-

expire method.
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
Property and Equipment
Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2012	December 31, 2011
Laboratory equipment	$8	$8
Manufacturing equipment	845	740
Office equipment, furniture and fixtures	2,383	2,169
Leasehold improvements	1,132	946
	4,368	3,863
Less accumulated depreciation and amortization	(2,323)	(1,893)
	$2,045	$1,970

Total depreciation and amortization expense amounted to $0.5 million for the six months ended June 30, 2012 and $0.7 million for the year ended December 31, 2011.
Supply Concentration Risks
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the active pharmaceutical ingredient, or API, used in Acthar, is processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Bio Vectra, Inc., or Bio Vectra, to produce this API. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Currently, both Bio Vectra and Cangene are our sole source suppliers for Acthar. Additionally, we use a sole source provider for potency testing. While we have received approval from the FDA for the transfers to new contract manufacturers for both Acthar finished product and API, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar finished product has a shelf life of 18 months from the date of manufacture.
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
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-

temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of June 30, 2012, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three months ended June 30, 2012 and 2011, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income and Comprehensive Income, in Interest and Other Income.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
June 30, 2012
Cash and cash equivalents	$36,662	$—	$—	$36,662
Short-term investments:
Certificates of deposit	$1,200	$3		$1,203
Corporate bonds	49,725	29	(11)	49,743
Government-sponsored enterprises	26,141	14	(4)	26,151
Municipal bonds	923	2	—	925
	$77,989	$48	$(15)	$78,022
December 31, 2011
Cash and cash equivalents	$88,469	$—	$—	$88,469
Short-term investments:
Certificates of deposit	$2,240	$2	$—	$2,242
Corporate bonds	66,378	30	(69)	66,339
Government-sponsored enterprises	42,764	6	(16)	42,754
Municipal bonds	10,343	5	(3)	10,345
	$121,725	$43	$(88)	$121,680

The amortized cost and fair value of short-term investment securities at June 30, 2012, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,795	$37,545
Due after one through two years	38,194	40,477
Total short-term investments	$77,989	$78,022

As of June 30, 2012, the average contractual maturity of our short-term investments was approximately 13 months.
As of June 30, 2012, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(8)	$15,919	$(3)	$7,554
Government-sponsored enterprises	(1)	501	(3)	7,478
Municipal bonds	—	203	—	—
Total	$(9)	$16,623	$(6)	$15,032

The gross unrealized losses reported above for June 30, 2012 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through June 30, 2012. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2012, all of our assets and liabilities are valued using Level 1 inputs.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at
	June 30, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents	$36,662	$36,662	$—	$—
Certificates of deposit	1,203	1,203	—	—
Corporate bonds	49,743	49,743	—	—
Government-sponsored enterprises	26,151	26,151	—	—
Municipal bonds	925	925
Total	$114,684	$114,684	$—	$—

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
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2012 and 2011, respectively.
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
We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors. We estimate the expected term based on the contractual term of the awards and employees' exercise and expected post-vesting termination behavior.
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
At June 30, 2012, we had $34.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.6 years.
Share-based compensation cost is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Selling and marketing	$1,095	$415	$1,882	$789
General and administrative	1,916	1,041	2,962	2,167
Research and development	706	260	1,170	572
Total	$3,717	$1,716	$6,014	$3,528

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three and six months ended June 30, 2012 and 2011 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income applicable to common shareholders	$41,505	$13,874	$80,048	$25,098
Shares used in computing net income per share applicable to common shareholders:
Basic	61,112	62,034	62,308	62,126
Effect of dilutive potential common shares:
Stock options	2,971	3,418	2,971	3,344
Restricted stock	30	12	26	13
ESPP	—	—	—	—
Diluted	64,113	65,464	65,305	65,483
Net income per share applicable to common shareholders:
Basic	$0.68	$0.22	$1.28	$0.40
Diluted	$0.65	$0.21	$1.23	$0.38

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three and six months ended June 30, 2012 and 2011 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	1,207	348	900	846
Purchased Technology and Goodwill
Purchased technology consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Purchased technology	$4,386	$4,386
Less accumulated amortization	(1,757)	(1,608)
	$2,629	$2,778

Purchased technology at June 30, 2012 and December 31, 2011 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.1 million for the six months ended June 30, 2012 and $0.3 million for the year ended December 31, 2011. As of June 30, 2012 and December 31, 2011, we determined that purchased technology was not impaired and will continue to monitor the carrying value of the remaining purchased technology.
Goodwill consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Goodwill	$1,023	$1,023
Less accumulated amortization	(1,023)	(1,023)
	$—	$—

During the three months ended March 31, 2011, we determined the carrying value of the remaining goodwill was impaired and, therefore, charged the remaining balance to impairment of goodwill.
Indemnification, Commitments and Contingencies
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011.
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
Equity Transactions
On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this plan may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009 and May 10, 2012, our Board of Directors increased the stock repurchase plan authorization by an additional 6.5 million shares and 5 million shares, respectively.
During the six months ended June 30, 2011, we used $11.5 million of our cash to repurchase 884,300 shares of our common stock. During the six months ended June 30, 2012, we used $185.1 million of our cash to repurchase 4,528,354 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 13.8 million shares of our common stock for $233.2 million through June 30, 2012, at an average price of $16.94 per share. As of June 30, 2012, there are approximately 4.7 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 19.9 million for $263.6 million at an average price of $13.23 per share.
Total share-based compensation costs for the six months ended June 30, 2012 and 2011 were $6.0 million and $3.5 million, respectively. For the six months ended June 30, 2012, we granted options to employees and non-employee directors to purchase 1,596,909 shares of our common stock at a weighted average exercise price of $37.32 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that achievement of the one-time performance milestone was reasonably estimated and probable. As such, we recorded share-based compensation costs related to these performance-based options issued in the first quarter of 2012.
In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the six months ended June 30, 2012 and 2011 included $0.3 million and $26,914, respectively, related to these restricted stock awards.
Subsequent Events

In July 2012, we experienced significant volatility in our stock price. Because volatility is an input to our share-based compensation model, this volatility, over time, could increase the valuation of our incentive equity compensation, resulting in an increase in our share-based compensation expense.
We evaluated subsequent events that have occurred after June 30, 2012, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

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

Overview
We are a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from three indications:

•
Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Form 10-Q, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications. We continue to experience significant growth in NS prescriptions and we completed the expansion of our nephrology sale force from 28 to 58 representatives, with all new representatives trained and in the field as of May 29, 2012.

•
Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown H.P. Acthar Gel to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.” We continue to experience significant growth in MS prescriptions and are in the process of expanding our neurology sales force from 77 to 107 representatives, with hiring expected to be completed in August 2012.

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $183 million in free drug that we have provided from September 2007 through June 30, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

In June 2012, we announced the key elements of our initial commercialization plans for Acthar in the treatment of rheumatology-related indications already in the FDA-approved package insert for Acthar, which included the commencement of a pilot effort in mid-July 2012 of 12 rheumatology Acthar specialists and 12 neurology Acthar specialists calling on rheumatologists, with an initial focus on the rare and closely related neuromuscular disorders dermatomysitis and polymyositis. Acthar is approved for the following rheumatology-related conditions:

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

We continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for additional indications not currently on the Acthar label, where there are unmet serious, difficult-to-treat autoimmune and inflammatory disorders.
In order to improve outcomes for patients with difficult-to-treat autoimmune and inflammatory disorders, we are expanding our research to better understand the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.

We maintain a research and development program focused on gathering data to: (i) evaluate the use of Acthar for certain on-label indications; (ii) investigate other potential uses of Acthar for indications not currently FDA approved; and (iii) expand our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future:

•	On-Label Development: On-label clinical development efforts include the following:

•
Nephrotic Syndrome (NS): We are the sponsor of a Phase IV clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011. We are also supporting clinical nephrology investigator-initiated studies evaluating: (i) the safety and efficacy of Acthar in IMN; (ii) the safety and efficacy of Acthar in proteinuria in nephrotic syndrome due to focal segmental glomerular sclerosis (FSGS); and (iii) the safety and efficacy of Acthar in treating proteinuria in treatment-resistant nephrotic syndrome (including IMN, FSGS, IgA nephropathy and minimal change disease).

•	Infantile Spasms (IS): We are supporting an investigator-initiated clinical study aimed at establishing quality of care indicators for IS.

•	Systemic Lupus Erythematous (SLE): We are considering conducting clinical studies evaluating Acthar for the treatment of SLE.

•
Other Indications, Not On-Label: Our research and development efforts with respect to the potential use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•
Diabetic Nephropathy (DN): We are the sponsor of a pilot safety and efficacy study of Acthar in patients with diabetic nephropathy and proteinuria, which commenced in the first quarter of 2012. We also are supporting a clinical investigator-initiated study, evaluating the safety and efficacy of Acthar in treatment of DN.

•
Multiple Sclerosis-Pulse Therapy: We are supporting a clinical investigator-initiated study, examining pulse administration of Acthar in MS in conjunction with disease-modifying therapy to evaluate the possible disease modifying effects of Acthar.

•
Cognitive Protection/Autism: We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of epilepsy with concomitant autism-related cognitive dysfunction.

•	Traumatic Brain Injury (TBI): We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of TBI.

•
Amyotrophic Lateral Sclerosis (ALS): We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of ALS (commonly referred to as Lou Gehrig's disease).

•
Chronic Refractory Migraine: We are supporting an investigator-initiated clinical study, to determine the effect of Acthar in the treatment of severe chronic migraine sufferers who are unresponsive to traditional migraine treatments.

•	Pharmacology: We are conducting non-clinical and clinical pharmacology studies:

•
General: We seek to expand our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.

•
Multiple Sclerosis: We are supporting an investigator-initiated clinical study, evaluating the immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an investigator-initiated study evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to multiple sclerosis.

We derive net sales of Acthar from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of NS, MS exacerbations, IS and various other conditions. Physicians do not purchase Acthar for resale to patients. Instead, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and, typically, after arranging for third party reimbursement (government or commercial insurance) - often after satisfying a prior authorization requirement imposed by their insurance carrier. Alternatively, patients may receive Acthar under a Questcor sponsored patient assistance program, administered by the National Organization of Rare Disorders.

Healthcare Provider understanding of Acthar is facilitated by our experienced team of sales representatives and managers. We have an active compliance program led by our chief compliance officer who is dedicated exclusively to compliance and who reports directly to our Chief Executive Officer and to the Compliance Committee of our Board of Directors. Our compliance program is based on the Office of Inspector General's guidance relating to the following elements of an effective compliance program: (i) written policies and procedures, (ii) compliance officer and compliance committee, (iii) effective training and communication, (iv) effective lines of communication, (v) monitoring and auditing, (vi) enforcement and disciplinary guidelines, and (vii) corrective action process.
Recommended treatment regimens for Acthar, including the number of vials to be used, vary both across each therapeutic area and amongst physicians treating the same condition. Additionally, patients might not adhere to their recommended treatment regimens, especially long treatment regimens such as the regimen for Nephrotic Syndrome. Due to various factors, including inventory levels at both the specialty pharmacies and at CuraScript SD, the duration of treatment regimens, patient adherence to recommended treatment regimens and the timing of the placement of re-fill prescription orders, there is typically a delay between changes in prescription levels and changes in the levels of orders we receive from CuraScript SD. Additionally, treatment regimens and, primarily with respect to nephrotic syndrome, patient adherence to physician recommended treatment regimens may vary over time. For nephrotic syndrome, we have commenced a program to improve patients' adherence with their physicians' recommended treatment regimens, with the goal of improving patient outcomes.
The table below provides our best estimates for paid Acthar prescriptions for our three primary therapeutic areas and actual vials shipped to CuraScript SD for the three months ended June 30, 2012 and 2011:

	Three Months Ended		Increase	% Change
	June 30,
	2012	2011
New Paid Prescriptions: (2)(3)
NS	314	45	269	598%
MS	1,110	751	359	48%
IS	96	106	(10)	(9)%
DM/PM	6	—	6	—%
Vials Shipped (1)	4,710	2,430	2,280	94%

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

Results of Operations
Three months ended June 30, 2012 compared to the three months ended June 30, 2011:
Recorded Net Sales

	Three Months Ended		Increase	% Change
	June 30,
	2012	2011
	(in $000’s)
Revenue	$131,680	$60,087	$71,593	119%
Less sales reserves:
Provision for Medicaid rebates	15,537	13,135	2,402	18%
Provision for chargebacks	200	16	184	1,150%
Provision for Coverage Gap Discount	431	—	431	—%
Provision for TRICARE	1,157	337	820	243%
Co-payment assistance and other	1,903	619	1,284	207%
Total sales reserves	19,228	14,107	5,121	36%
Net sales	$112,452	$45,980	$66,472	145%

Net sales for the three months ended June 30, 2012 and 2011 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended June 30, 2012 increased 145% to $112.4 million as compared to $45.8 million during the same period in 2011. Net sales for the three months ended June 30, 2012 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 4,710 vials for the three months ended June 30, 2012 as compared to 2,430 vials shipped for the three months ended June 30, 2011.
While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our NS and MS therapeutic areas. In the quarter ended June 30, 2012, our expanded Nephrology Sales Force effort resulted in 314 new, paid NS prescriptions, a significant increase over the 45 new, paid NS prescriptions in the quarter ended June 30, 2011. During the three months ended June 30, 2012, the number of new, paid prescriptions for Acthar to treat MS exacerbations increased to 1,110 from 751 in the quarter ended June 30, 2011, which was attributable to increased physician awareness of the therapeutic role of Acthar. We also experienced 96 new, paid IS prescriptions in the second quarter of 2012, which were within the normal historic range. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription table on page 21 of this report. As Acthar is already considered by many child neurologists to be the treatment of choice in IS, we have reduced the number of sales calls to child neurologists.
Net sales for the three months ended June 30, 2012 were also positively affected by increases in the price we charge CuraScript SD for Acthar. We increased the price of Acthar on May 15, 2012 by 5%, and currently charge CuraScript SD $28,430 per vial.
The significant growth in NS and MS prescriptions relative to IS prescriptions changed our business mix, resulting in a lower Medicaid reserve rate and an increase in net sales. This is due to the fact that a lower percentage of adults are enrolled in Medicaid than is the case for infants. We utilize a multi-step approach to determine our sales reserves each quarter, which includes an analysis using a predictive model, a review of Medicaid and other invoices received during the quarter, and an estimate of in-channel inventory. For the three months ended June 30, 2012, we recorded a provision of 14.6% of our gross revenue for sales-related reserves, a decrease from the 23.5% in first quarter of 2011. During the three months ended June 30, 2012, we distributed a greater number of vials through our patient assistance program. To the extent these vials had instead been subject to Medicaid rebates, then both our gross revenue and our sales-related reserves would have been higher. Due to the fact that our Medicaid rebate amount is approximately equal to the price we charge our distributor for Acthar, there would have been no material change to our net sales for the three months ended June 30, 2012 had these vials instead been subject to Medicaid rebates.
We believe that approximately two-thirds of our growth in net sales from the three months ended June 30, 2011 to the three months ended June 30, 2012 was due to increased vial shipments, with the remainder of our net sales growth due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
We have completed the expansion of our Nephrology Sales Force from 28 to 58 representatives, with all of the new representatives trained and in the field as June 30, 2012, and have begun the process of expanding our Neurology Sales Force from 77 to 107 representatives, with hiring and training expected to be completed in August 2012. Our sales force expansions may not be successful. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. While higher than normal at March 31, 2012, the amount of inventory in the distribution channel returned to within a normal historic range during May 2012 and remained within its normal historic range as of June 30, 2012.

Cost of Sales and Gross Profit

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
Cost of sales	$6,379	$2,856	$3,523	123%
Gross profit	$106,073	$43,124	$62,949	146%
Gross margin	94%	94%

Cost of sales was $6.4 million for the three months ended June 30, 2012, as compared to $2.9 million for the three months ended June 30, 2011. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability and potency testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin percentage was 94%, or $106.1 million, for the three months ended June 30, 2012, as compared to 94%, or $43.1 million for the three months ended June 30, 2011. The increase in gross profit dollars is due to continued growth in NS and MS prescriptions. The increase in cost of sales was primarily due to an increase net sales coupled with an increase in the cost for outside product potency testing, an increase in product stability testing and royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
Selling and marketing expense	$27,609	$14,746	$12,863	87%

Selling and marketing expenses were $27.6 million for the three months ended June 30, 2012, as compared to $14.7 million for the three months ended June 30, 2011. The increase of $12.9 million in 2012 as compared to 2011 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. In March 2011, we assembled a Nephrology Sales Force that details Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives and commenced activities in the second quarter of 2011. This sales force was increased during the third quarter of 2011 to 28 representatives based on the results of their efforts and as of May 29, 2012 was expanded further to 58 representatives. We expect selling and marketing expenses to increase in future periods.

General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
General and administrative expense	$8,647	$3,791	$4,856	128%

General and administrative expenses were $8.6 million for the three months ended June 30, 2012, as compared to $3.8 million for the three months ended June 30, 2011. The increase of $4.9 million in 2012 as compared to 2011 is due to increased headcount related costs to support our growth.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
Research and development	$8,485	$3,891	$4,594	118%

Research and development expenses were $8.5 million in the three months ended June 30, 2012, as compared to $3.9 million for the three months ended June 30, 2011. The increase in research and development expenses for the three months ended June 30, 2012 as compared to 2011 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy and costs incurred associated with the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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
For the three months ended June 30, 2012, approximately 31% of our research and development expenditures were for medical affair costs, 10% was spent on regulatory costs, 45% was spent on product development costs, and approximately 14% was spent on manufacturing costs.
For the three months ended June 30, 2011, approximately 39% of our research and development expenditures were for medical affair costs, 10% was spent on regulatory costs, 32% was spent on product development costs, and approximately 19% was spent on manufacturing costs.
We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for the treatment of NS. In 2011, we started a Phase IV dose response clinical trial for idiopathic membranous nephropathy and in the first half of 2012, we started a pilot safety and efficacy study of Acthar in patients with diabetic nephropathy and proteinuria. These clinical trials will result in a significant increase in research and development expenses through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.
The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial's protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication's market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or candidates. As a result, the amount or ranges of cost and timing to complete our product development programs and each future product development program is not estimable.
Share-based compensation costs. Total share-based compensation costs for the three months ended June 30, 2012 and 2011 were $3.7 million and $1.7 million, respectively. For the three months ended June 30, 2012, we granted options to employees and non-employee directors to purchase 328,063 shares of our common stock at a weighted average exercise price of $43.13 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that achievement of the one-time performance milestone was estimable and reasonably probable. As such, we recorded share-based compensation costs related to these performance-based options in the quarter ended June 30, 2012. Our equity incentive award plan is broad-based and every full-time employee is eligible to receive a grant. The increase in our share-based compensation is due to the increase in employees from 156 on June 30, 2011 to 301 employees on June 30, 2012, combined with the increase in the weighted average stock price from $21.24 in the quarter ended June 30, 2011 to $43.52 in the quarter ended June 30, 2012.
In addition to stock options, we may also issue restricted stock awards to certain employees. For both the three months ended June 30, 2012 and June 30, 2011, we issued no restricted stock awards. The total share-based compensation costs for the three months ended June 30, 2012 and 2011 included $0.1 million and $9,351, respectively, related to restricted stock awards issued in prior periods. The following table sets forth our share-based compensation costs for the three months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Selling and marketing	$1,095	$415
General and administrative	1,916	1,041
Research and development	706	260
Total	$3,717	$1,716

Income tax expense. Income tax expense for the three months ended June 30, 2012 was $19.7 million, as compared to $6.7 million for the three months ended June 30, 2011. The increase in income tax expense of $13.1 million in 2012 as compared to 2011 was primarily due to an increase in net sales and operating income.
Six Months Ended June 30, 2012 compared to the six months ended June 30, 2011:
Recorded Net Sales

	Six Months Ended		Increase	% Change
	June 30,
	2012	2011
	(in $000’s)
Revenue	$243,028	$108,717	$134,311	124%
Less sales reserves:
Provision for Medicaid rebates	28,849	24,124	4,725	20%
Provision for chargebacks	264	120	144	120%
Provision for Coverage Gap Discount	556	120	436	363%
Provision for TRICARE	2,234	604	1,630	270%
Co-payment assistance and other	2,704	936	1,768	189%
Total sales reserves	34,607	25,904	8,703	34%
Net sales	$208,421	$82,813	$125,608	152%

Net sales for the six months ended June 30, 2012 and 2011 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the six months ended June 30, 2012 increased 152% to $208.3 million as compared to $82.6 million during the same period in 2011. Net sales for the six months ended June 30, 2012 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 8,821 vials for the six months ended June 30, 2012 as compared to 4,440 vials shipped for the six months ended June 30, 2011.
While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our NS and MS therapeutic areas. In the six months ended June 30, 2012, our expanded Nephrology Sales Force effort resulted in 552 new, paid NS prescriptions, a significant increase over the 63 new, paid NS prescriptions in the six months ended June 30, 2011. During the six months ended June 30, 2012, the number of new, paid prescriptions for Acthar to treat MS exacerbations increased to 2,110 from 1,259 in the six months ended June 30, 2011, which was attributable to increased physician awareness of the therapeutic role of Acthar. We also experienced 208 new, paid IS prescriptions in the six months ended June 30, 2012, which were within the normal historic range. These prescription figures are based on internal Company estimates and are subject to change as discussed in the “Important Notes Regarding Prescription Data” to the prescription table on page 21 of this report. As Acthar is already considered by many child neurologists to be the treatment of choice in IS, we are reducing the number of sales calls to child neurologists.
Net sales for the six months ended June 30, 2012 were also positively affected by increases in the price we charge CuraScript SD for Acthar. We increased the price of Acthar on May 15, 2012 by 5%, and currently charge CuraScript SD $28,430 per vial.
The significant growth in NS and MS prescriptions relative to IS prescriptions changed our business mix, resulting in a lower Medicaid reserve rate and an increase in net sales. This is due to the fact that a lower percentage of adults are enrolled in Medicaid than is the case for infants. We utilize a multi-step approach to determine our sales reserves each quarter, which includes an analysis using a predictive model, a review of Medicaid and other invoices received during the quarter and an estimate of in-channel inventory. For the six months ended June 30, 2012, we recorded a provision of 14.2% of our gross revenue for sales-related reserves, a decrease from the 23.8% in six months ended June 30, 2011. During the six months ended June 30, 2012, we distributed a greater number of vials through our patient assistance program. To the extent these vials had instead been subject to Medicaid rebates, then both our gross revenue and our sales-related reserves would have been higher. Due to the fact that our Medicaid rebate amount is approximately equal to the price we charge our distributor for Acthar, there would have been no material change to our net sales for the six months ended June 30, 2012 had these vials instead been subject to Medicaid rebates.
We believe that approximately two-thirds of our growth in net sales from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due to increased vial shipments, with the remainder of our net sales growth due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
We have completed the expansion of our Nephrology Sales Force from 28 to 58 representatives, with all of the new representatives trained and in the field as of June 30, 2012, and have begun the process of expanding our Neurology Sales Force from 77 to 107 representatives, with hiring and training expected to be completed in August 2012. Our sales force expansions may not be successful. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies for the treatment of IS, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. While higher than normal at March 31, 2012, the amount of inventory in the distribution channel returned to within a normal historic range during May 2012 and remained within its normal historic range as of June 30, 2012.

Cost of Sales and Gross Profit

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
Cost of sales	$11,900	$4,728	$7,172	152%
Gross profit	$196,521	$78,085	$118,436	152%
Gross margin	94%	94%

Cost of sales was $11.9 million for the six months ended June 30, 2012, as compared to $4.7 million for the six months ended June 30, 2011. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability and potency testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin percentage was 94%, or $196.5 million, for the six months ended June 30, 2012, as compared to 94%, or $78.1 million, for the six months ended June 30, 2011. The increase in gross profit dollars is due to continued growth in paid prescriptions for all three of our indications. The increase in cost of sales was primarily due to an increase in net sales coupled with an increase in the cost for outside product potency testing, an increase in product stability testing and royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
Selling and marketing expense	$49,324	$25,998	$23,326	90%

Selling and marketing expenses were $49.3 million for the six months ended June 30, 2012, as compared to $26.0 million for the six months ended June 30, 2011. The increase of $23.3 million in 2012 as compared to 2011 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. In March 2011, we assembled a Nephrology Sales Force that details Acthar exclusively to nephrologists for use in treating NS. Our initial Nephrology Sales Force was comprised of just five representatives and commenced activities in the second quarter of 2011. This sales force was increased during the third quarter of 2011 to 28 representatives based on the results of their efforts and as of May 29, 2012 was expanded further to 58 representatives. We expect selling and marketing expenses to increase in future periods.

General and Administrative

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
General and administrative expense	$14,089	$7,663	$6,426	84%

General and administrative expenses were $14.1 million for the six months ended June 30, 2012, as compared to $7.7 million for the six months ended June 30, 2011. The increase of $6.4 million in 2012 as compared to 2011 is due to increased headcount related costs to support our growth.

Research and Development

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2012	2011
	(in $000’s)
Research and development	$14,150	$6,872	$7,278	106%

Research and development expenses were $14.2 million in the six months ended June 30, 2012, as compared to $6.9 million for the six months ended June 30, 2011. The increase in research and development expenses in 2012 as compared to 2011 was primarily due to increases in headcount related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy and costs incurred associated with the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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

For the three months ended June 30, 2012, approximately 34% of our research and development expenditures were for medical affair costs, 10% was spent on regulatory costs, 44% was spent on product development costs, and approximately 12% was spent on manufacturing costs.
For the three months ended June 30, 2011, approximately 40% of our research and development expenditures were for medical affair costs, 12% was spent on regulatory costs, 30% was spent on product development costs, and approximately 18% was spent on manufacturing costs.
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
The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial's protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication's market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or candidates. As a result, the amount or ranges of cost and timing to complete our product development programs and each future product development program is not estimable.
Share-based compensation costs. Total share-based compensation costs for the six months ended June 30, 2012 and 2011 were $6.0 million and $3.5 million, respectively. For the six months ended June 30, 2012, we granted options to employees and non-employee directors to purchase 1,596,909 shares of our common stock at a weighted average exercise price of $37.32 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that achievement of the one-time performance milestone was reasonably estimated and probable. As such, we recorded share-based compensation costs related to these performance-based options in the quarter ended June 30, 2012. Our equity incentive award plan is broad-based and every full-time employee is eligible to receive a grant. The increase in our share-based compensation is due to the increase in employees from 156 on June 30, 2011 to 301 employees on June 30, 2012, combined with the increase in the weighted average stock price from $17.80 for the six months ended June 30, 2011 to $40.39 for the six months ended June 30, 2012.
In addition to stock options, we may also issue restricted stock awards to certain employees. For the six months ended June 30, 2012, we issued 33,440 restricted stock awards. No restricted stock awards were issued for the six months ended June 30, 2011. The total share-based compensation costs for the six months ended June 30, 2012 and 2011 included $0.3 million and $26,914, respectively, related to restricted stock awards issued in prior periods. The following table sets forth our share-based compensation costs for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Selling and marketing	$1,882	$789
General and administrative	2,962	2,167
Research and development	1,170	572
Total	$6,014	$3,528

Income tax expense. Income tax expense for the six months ended June 30, 2012 was $38.7 million, as compared to $12.1 million for the six months ended June 30, 2011. The increase in income tax expense of $26.7 million in 2012 as compared to 2011 was primarily due to an increase in net sales and operating income.

Liquidity and Capital Resources
Cash and cash equivalents, short term investments and working capital as of June 30, 2012 and December 31, 2011 were as follows (in thousands):
Financial Assets:

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$36,662	$88,469
Short term investments	78,022	121,680
Cash, cash equivalents and short term investments	$114,684	$210,149

Select measures of liquidity and capital resources:

	June 30, 2012	December 31, 2011
Current assets	$186,636	$265,600
Current liabilities	68,935	55,721
Working Capital	$117,701	$209,879
Current ratio	2.71	4.77

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
The decrease in cash, cash equivalents and short term investments was primarily due to the repurchase of shares of our common stock through our board-approved stock repurchase plan, offset by an increase in net sales and the related cash generated from operations. The decrease in our working capital was primarily due to decreases in our cash, cash equivalents and short term investments as a result of the repurchase of shares of our common stock in conjunction with an increase in sales-related reserves, partially offset by a an increase in accounts receivable.
Our collection terms on our accounts receivable are net 30 days. With approximately 100% of our accounts receivable and net sales generated by one customer, we have experienced fluctuations in our days sales outstanding calculation, or DSO, due to the timing of the placement of orders and the collection of invoices. For example, our DSO for the three months ended March 31, 2012 was 33 days as compared to our DSO of 30 days for the three months ended June 30, 2012.
We expect continued growth in our research and development expenses, particularly those related to clinical trials associated with our on-label indication for NS. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Cash Flows
Change in cash and cash equivalents:

	Six Months Ended		Increase/ (Decrease)
	June 30,
(in $000's)	2012	2011
Net cash flows provided by operating activities	$84,104	$21,505	$62,599
Net cash flows provided by / (used in) investing activities	42,258	7,714	34,544
Net cash flows (used in ) / provided by financing activities	(178,169)	(5,450)	(172,719)
Net change in cash and cash equivalents	$(51,807)	23,769	$(75,576)

Operating Activities
The decrease in net cash and cash equivalents from June 30, 2011 is primarily due to the repurchase of common stock, the purchase of short term investments, offset by the increase in net income achieved in 2012 as compared to the net income achieved in the same period in 2011. The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•	Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments,

depreciation and amortization and loss on disposal of property and equipment was $87.8 million and $30.0 million for the six months ended June 30, 2012 and 2011, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $3.7 million for the six months ended June 30, 2012 and $8.5 million for the six months ended June 30, 2011. The $3.7 million change in operating assets and liabilities primarily relates an increase in our accounts receivable of $18.9 million due to an increase in net sales, an increase in inventory due to raw material lot production of $1.2 million, offset by an increase in accounts payable of $6.8 million and an increase in sales-related reserves of $4.6 million, due to the overall increase in net sales.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Purchases of property and equipment of $0.5 million;

•	Purchases of short term investments of $96.6 million; and

•	Maturities of short term investments of $139.4 million.
Financing Activities
Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $4.3 million;

•	the repurchase of 4,528,354 shares of our common stock for $185.1 million, partially offset by the issuance of common stock related to the exercise of stock options for $2.7 million.
We currently do not intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in have had market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later increases, the principal amount of our investment probably will decline. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates. Our investments include money market accounts, government-sponsored enterprises, certificates of deposit and municipal bonds. None of our investments are in auction rate securities. Seeking to minimize credit risk, we place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer.
International sales of our products are immaterial. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's, or SEC, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2012.
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal and state governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies. From time to time, we receive requests for information from various governmental agencies. In addition, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We are defending this lawsuit vigorously. We are not aware of any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS
Information about material risks related to our business, financial condition and results of operations for the quarterly period ended June 30, 2012 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 22, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period from April 1, 2012 through June 30, 2012, we repurchased the following shares of our common stock:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2012	914,500	$43.77	914,500	2,545,415
May 1 - May 31, 2012	2,751,080	$41.25	2,751,080	4,794,335
June 1 - June 30, 2012	64,489	$40.25	64,489	4,729,846
Total	3,730,069	$41.85	3,730,069

(1)
In February 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase program authorization by an additional 6.5 million shares, and on May 9, 2012, our Board of Directors increased the stock repurchase program authorization by an additional 5 million shares.

During the six months ended June 30, 2011, we used $11.5 million of our cash to repurchase 884,300 shares of our common stock. During the six months ended June 30, 2012, we used $185.1 million of our cash to repurchase 4,528,354 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 13.8 million shares of our common stock for $233.2 million through June 30, 2012, at an average price of $16.94 per share. As of June 30, 2012, there are 4.7 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 19.9 million for $263.6 million at an average price of $13.23 per share.
As of June 30, 2012, there are 4.7 million shares authorized remaining under our stock repurchase plan. Our plan does not have an expiration date. We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date: July 25, 2012	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael H. Mulroy
Michael H. Mulroy
Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.