Form 10-Q
period 2012-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2012-10-23
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
As of September 30, 2012 there were 58,451,435 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$36,076	$88,469
Short-term investments	75,837	121,680
Total cash, cash equivalents and short-term investments	111,913	210,149
Accounts receivable, net of allowances for doubtful accounts of $0 at September 30, 2012 and December 31, 2011	62,279	27,801
Inventories, net of allowances of $0 at September 30, 2012 and December 31, 2011	7,154	5,226
Prepaid income taxes	1,466	6,940
Prepaid expenses and other current assets	5,393	3,391
Deferred tax assets	11,706	12,093
Total current assets	199,911	265,600
Property and equipment, net	1,860	1,970
Purchased technology, net	1,568	2,778
Deposits and other assets	70	56
Deferred tax assets	5,404	5,404
Total assets	$208,813	$275,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,594	$5,503
Accrued compensation	16,002	11,590
Sales-related reserves	38,385	34,119
Dividend payable	11,691	—
Other accrued liabilities	8,709	4,509
Total current liabilities	86,381	55,721
Lease termination, deferred rent and other non-current liabilities	2	261
Total liabilities	86,383	55,982
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 58,451,435 and 63,645,781 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	26,623	94,976
Retained earnings	95,753	124,886
Accumulated other comprehensive income (loss)	54	(36)
Total shareholders’ equity	122,430	219,826
Total liabilities and shareholders’ equity	$208,813	$275,808
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Net sales	$140,339	$59,821	$348,760	$142,634
Cost of sales (exclusive of amortization of purchased technology)	7,499	3,718	19,399	8,446
Gross profit	132,840	56,103	329,361	134,188
Operating expenses:
Selling and marketing	31,763	13,733	81,087	39,731
General and administrative	8,333	4,314	22,422	11,977
Research and development	7,997	4,176	22,147	11,048
Depreciation and amortization	339	280	951	751
Impairment of purchased technology and goodwill	987	—	987	299
Total operating expenses	49,419	22,503	127,594	63,806
Income from operations	83,421	33,600	201,767	70,382
Interest and other income, net	102	98	536	482
Income before income taxes	83,523	33,698	202,303	70,864
Income tax expense	27,836	10,846	66,568	22,914
Net income	$55,687	$22,852	$135,735	$47,950
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects.	13	(103)	90	(101)
Comprehensive income	$55,700	$22,749	$135,825	$47,849

Net income per share:
Basic	$0.95	$0.37	$2.23	$0.77
Diluted	$0.91	$0.35	$2.12	$0.73
Shares used in computing net income per share:
Basic	58,653	62,492	60,992	62,249
Diluted	61,417	66,023	63,914	65,685

Dividends declared per share of common stock	$0.20	$—	$0.20	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$135,735	$47,950
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,295	5,406
Deferred income taxes	387	357
Amortization of investments	1,185	874
Depreciation and amortization	951	751
Impairment of purchased technology and goodwill	987	299
Loss on disposal of property and equipment	33	11
Changes in operating assets and liabilities:
Accounts receivable	(34,478)	(17,087)
Inventories	(1,928)	(1,587)
Prepaid income taxes	5,474	2,964
Prepaid expenses and other current assets	(2,002)	(936)
Accounts payable	6,091	1,093
Accrued compensation	4,412	3,500
Sales-related reserves	4,266	9,728
Other accrued liabilities	4,200	860
Other non-current liabilities	(259)	(81)
Net cash flows provided by operating activities	135,349	54,102
INVESTING ACTIVITIES
Purchase of property and equipment	(651)	(1,470)
Purchase of short-term investments	(122,776)	(84,125)
Proceeds from maturities of short-term investments	167,524	87,871
Deposits and other assets	(14)	9
Net cash flows provided by investing activities	44,083	2,285
FINANCING ACTIVITIES
Income tax benefit realized from share-based compensation plans	6,678	6,889
Issuance of common stock, net	4,698	3,771
Repurchase of common stock	(243,201)	(11,453)
Net cash flows used in financing activities	(231,825)	(793)
(Decrease) increase in cash and cash equivalents	(52,393)	55,594
Cash and cash equivalents at beginning of period	88,469	41,508
Cash and cash equivalents at end of period	$36,076	$97,102
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17	$11
Cash paid for income taxes	$54,024	$12,973
Non Cash Financing Activities:
Dividend payable	$11,691	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2011	63,645,781	$94,976	$124,886	$(36)	$219,826
Stock compensation for equity incentives and restricted common stock granted to employees	78,239	10,295			10,295
Issuance of common stock pursuant to employee stock purchase plan	54,396	1,832			1,832
Dividends declared on shares of common stock			(11,691)		(11,691)
Issuance of common stock upon exercise of stock options	691,273	2,866			2,866
Repurchase of common stock	(6,012,654)	(90,024)	(153,177)	—	(243,201)
Cancellation of shares related to tax liability	(5,600)	—			—
Income tax benefit realized from share-based compensation plans		6,678			6,678
Comprehensive income (loss):
Net unrealized gain on investments				90	90
Net income			135,735		135,735
Total comprehensive income	—	—	—	—	135,825
Balances at September 30, 2012	58,451,435	$26,623	$95,753	$54	$122,430

 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company
Questcor Pharmaceuticals, Inc. ("we", "our", "us", or the "Company") is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of the 19 FDA approved indications, we currently generate substantially all of our net sales from the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $221 million in free drug that we have provided from September 2007 through September 30, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

•
Rheumatology Related Conditions: Acthar is approved for the following rheumatology related conditions: (i) Collagen Diseases: Acthar is indicated "during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus, systemic dermatomyositis (polymyositis)" and (ii) Rheumatic Disorders: Acthar is indicated as "adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in: Psoriatic arthritis, Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy), and Ankylosing spondylitis." We have commenced a pilot effort of 12 rheumatology Acthar specialists with an initial focus on the rare and closely related neuromuscular disorders dermatomyositis and polymyositis (DM/PM).

We continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label that are related to the treatment of other serious, difficult-to-treat autoimmune and inflammatory disorders having high unmet medical need.
We are also expanding our research to further our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.
Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.

2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we support the patient assistance programs administered by the National Organization of Rare Disorders, or NORD, and the Chronic Disease Fund by providing free drug with a commercial value of over $221 million to patients since September 2007 through September 30, 2012. We do not recognize any revenue from our free drug program.
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
We currently provide our products to Medicaid participants under an agreement with the Centers for Medicare & Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. For the three months ended September 30, 2012 and 2011, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Acts.
We estimate the end of period liability and the sales reserve needed for Medicaid rebates, TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs.
Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients treated with Acthar are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks, are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
Total Sales-related Reserves
At September 30, 2012 and December 31, 2011, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2012	December 31, 2011
Medicaid rebates	$34,977	$29,874
Tricare rebates	3,105	4,095
Medicare Part D Coverage Gap Discount Program rebates	259	100
Government chargebacks	35	40
Other discounts	9	10
Total	$38,385	$34,119
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2012	2011
Balance at January 1	$29,874	$17,384
Actual Medicaid payments for sales made in prior year	(16,868)	(9,108)
Actual Medicaid payments for sales made in current year	(21,385)	(18,242)
Current Medicaid provision for sales made in prior year	1,039	8
Current Medicaid provision for sales made in current year	42,317	37,054
Balance at September 30	$34,977	$27,096

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	2012	2011
Balance at January 1	$4,095	$4,125
Actual TRICARE payments for sales made in prior year	(2,295)	(643)
Actual TRICARE payments for sales made in current year	(2,265)	(603)
Current TRICARE provision for sales made in prior year	—	1
Current TRICARE provision for sales made in current year	3,570	1,109
Balance at September 30	$3,105	$3,989
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
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2012 would have approximated $6.8 million.
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

Property and Equipment
Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	September 30, 2012	December 31, 2011
Laboratory equipment	$—	$8
Manufacturing equipment	822	740
Office equipment, furniture and fixtures	2,485	2,169
Leasehold improvements	1,101	946
	4,408	3,863
Less accumulated depreciation and amortization	(2,548)	(1,893)
	$1,860	$1,970

Total depreciation and amortization expense amounted to $0.7 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. Total depreciation and amortization expense was $0.7 million for the year ended December 31, 2011.
Supply Concentration Risks
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the active pharmaceutical ingredient, or API, used in Acthar, is processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with BioVectra, Inc., or BioVectra, to produce this API. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Currently, both BioVectra and Cangene are our sole source suppliers for Acthar. Additionally, we use a sole source provider for potency testing. While we have received approval from the FDA for the transfers to new contract manufacturers for both Acthar finished product and API, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar finished product has a shelf life of 18 months from the date of manufacture.
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
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Condensed Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of September 30, 2012, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three months ended September 30, 2012 and 2011, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, in Interest and Other Income.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
September 30, 2012
Cash and cash equivalents	$36,076	$—	$—	$36,076
Short-term investments:
Certificates of deposit	$1,200	$3		$1,203
Corporate bonds	53,148	32	(2)	53,178
Government-sponsored enterprises	19,739	13	—	19,752
Municipal bonds	1,702	2	—	1,704
	$75,789	$50	$(2)	$75,837
December 31, 2011
Cash and cash equivalents	$88,469	$—	$—	$88,469
Short-term investments:
Certificates of deposit	$2,240	$2	$—	$2,242
Corporate bonds	66,378	30	(69)	66,339
Government-sponsored enterprises	42,764	6	(16)	42,754
Municipal bonds	10,343	5	(3)	10,345
	$121,725	$43	$(88)	$121,680

The amortized cost and fair value of short-term investment securities at September 30, 2012, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$41,272	$41,293
Due after one through two years	34,517	34,544
Total short-term investments	$75,789	$75,837

As of September 30, 2012, the average contractual maturity of our short-term investments was approximately 13 months.
As of September 30, 2012, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$—	$3,826	$(2)	$3,876
Government-sponsored enterprises	—	—	—	—
Municipal bonds	—	659	—	210
Total	$—	$4,485	$(2)	$4,086

The gross unrealized losses reported above for September 30, 2012 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through September 30, 2012. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, dividends payable and accrued liabilities. We believe that the fair value of these financial instruments approximate the reported carrying amounts.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2012, all of our assets and liabilities are valued using Level 1 inputs.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at
	September 30, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents	$36,076	$36,076	$—	$—
Certificates of deposit	1,203	1,203	—	—
Corporate bonds	53,178	53,178	—	—
Government-sponsored enterprises	19,752	19,752	—	—
Municipal bonds	1,704	1,704
Total	$111,913	$111,913	$—	$—

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
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). At September 30, 2012, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. We utilized both current and historical financial data and developed a discounted cash flow model. Based on the results of our analysis, we may not recover $1.0 million of the remaining asset value as of September 30, 2012. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2012 and 2011, respectively.
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
At September 30, 2012, we had $34.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.
Share-based compensation cost is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Selling and marketing	$1,335	$511	$3,217	$1,300
General and administrative	2,159	1,052	5,121	3,219
Research and development	787	315	1,957	887
Total	$4,281	$1,878	$10,295	$5,406

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three and nine months ended September 30, 2012 and 2011 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income applicable to common shareholders	$55,687	$22,852	$135,735	$47,950
Shares used in computing net income per share applicable to common shareholders:
Basic	58,653	62,492	60,992	62,249
Effect of dilutive potential common shares:
Stock options	2,733	3,516	2,894	3,422
Restricted stock	31	15	28	14
Diluted	61,417	66,023	63,914	65,685
Net income per share applicable to common shareholders:
Basic	$0.95	$0.37	$2.23	$0.77
Diluted	$0.91	$0.35	$2.12	$0.73

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three and nine months ended September 30, 2012 and 2011 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	1,447	102	1,086	350
Dividend Program
During September 2012, our Board of Directors adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors has declared an initial quarterly cash dividend of $0.20 per common share to all shareholders of record at the close of business on October 31, 2012. The initial dividend will be paid on or about November 15, 2012. Future dividends will be at the discretion of the Board of Directors.
Purchased Technology and Goodwill
Purchased technology consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Purchased technology	$4,386	$4,386
Less accumulated amortization	(2,818)	(1,608)
	$1,568	$2,778

Purchased technology at September 30, 2012 and December 31, 2011 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.2 million for the nine months ended September 30, 2012 and $0.3 million for the year ended December 31, 2011. At September 30, 2012, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. We utilized both current and historical financial data and developed a discounted cash flow model. Based on the results of our analysis, we may not recover $1.0 million of the remaining asset value as of September 30, 2012. As of December 31, 2011, we had not yet made this determination.

Goodwill consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Goodwill	$1,023	$1,023
Less accumulated amortization	(1,023)	(1,023)
	$—	$—

During the three months ended March 31, 2011, we determined the carrying value of the remaining goodwill was impaired and, therefore, charged the remaining balance to impairment of goodwill.
Commitments and Contingencies
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office for the Eastern District of Pennsylvania (the "USAO") regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We are cooperating fully with the USAO.
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased the Company's common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, or the Exchange Acts, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms; the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. Three additional putative securities class actions were subsequently filed by alleged shareholders in the United States District Court for the Central District of California, asserting substantially similar claims against the same defendants.
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the Norton case described above, as well as from allegations relating to sales of our stock by the defendants and our repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief.
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action against the same defendants. Between October 4, 2012 and October 11, 2012, four additional, substantially similar derivative lawsuits were likewise filed in the United States District Court for the Central District of California.
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011.
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
Equity Transactions
On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this plan may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009 and May 10, 2012, our Board of Directors increased the stock repurchase plan authorization by an additional 6.5 million shares and 5 million shares, respectively. On September 28, 2012, our Board of Directors increased the remaining shares authorized under the stock repurchase plan to 7 million shares. This authorization includes the 3.2 million shares previously outstanding from previous authorizations.
During the nine months ended September 30, 2011, we used $11.5 million of our cash to repurchase 884,300 shares of our common stock. During the nine months ended September 30, 2012, we used $243.2 million of our cash to repurchase 6,012,654 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 15.3 million shares of our common stock for $291.3 million through September 30, 2012, at an average price of $19.10 per share. As of September 30, 2012, there are approximately 7.0 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 21.4 million for $321.7 million at an average price of $15.02 per share.
Total share-based compensation costs for the nine months ended September 30, 2012 and 2011 were $10.3 million and $5.4 million, respectively. For the nine months ended September 30, 2012, we granted options to employees and non-employee directors to purchase 1,757,409 shares of our common stock at a weighted average exercise price of $36.93 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that achievement of the one-time performance milestone was reasonably estimated and probable. As such, we recorded share-based compensation costs related to these performance-based options. Additionally, during the first quarter of 2011, we issued 274,000 performance-based options, which included a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2011the one-time performance milestone was achieved.
In addition to stock options, we may also issue restricted stock awards to certain employees. The total share-based compensation costs for the nine months ended September 30, 2012 and 2011 included $0.6 million and $80,482, respectively, related to these restricted stock awards. On October 18, 2012, we made our annual equity grant to all eligible employees other than executive officers and certain other employees. We issued 692,375 shares of restricted stock to 324 employees. The restricted stock awards are intended to replace the annual grant of stock options that typically occur subsequent to fiscal year end. These restricted stock awards are subject to 4 year vesting and have an intrinsic value of $25.76 per share of restricted stock.
Subsequent Events
Subsequent to September 30, 2012 , we became subject to certain putative securities class actions and shareholder derivative lawsuits. See "Indemnification, Commitments and Contingencies." We believe that the probability of unfavorable outcome or loss related to this litigation and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time .

We evaluated subsequent events that have occurred after September 30, 2012, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

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

Overview
We are a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our net sales from the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $221 million in free drug that we have provided from September 2007 through September 30, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

•
Rheumatology Related Conditions: Acthar is approved for the following rheumatology related conditions: (i) Collagen Diseases: Acthar is indicated "during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus, systemic dermatomyositis (polymyositis)" and (ii) Rheumatic Disorders: Acthar is indicated as "adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in: Psoriatic arthritis, Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy), and Ankylosing spondylitis." We have commenced a pilot effort of 12 rheumatology Acthar specialists with an initial focus on the rare and closely related neuromuscular disorders dermatomyositis and polymyositis (DM/PM).

We continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label that are related to the treatment of other serious, difficult-to-treat autoimmune and inflammatory disorders having high unmet medical need.
We are also expanding our research to further our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.
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

•	Infantile Spasms (IS): We are supporting an investigator-initiated clinical study aimed at increasing our understanding of the mechanism of action of Acthar in IS.

•	Systemic Lupus Erythematous (SLE): We are considering funding clinical studies evaluating Acthar in the treatment of SLE and SLE-related flares (exacerbations).

•
Other Indications, Not On-Label: Our research and development efforts with respect to the potential use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•
Diabetic Nephropathy (DN): We are the sponsor of a pilot safety and efficacy investigational new drug (IND) study of Acthar in patients with diabetic nephropathy and proteinuria, which commenced in the first quarter of 2012.

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

•
Amyotrophic Lateral Sclerosis (ALS): We supported a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of ALS (commonly referred to as Lou Gehrig's disease).   t

•
Chronic Refractory Migraine: We are supporting an investigator-initiated clinical study, to determine the effect of Acthar in the treatment of severe chronic migraine sufferers who are unresponsive to traditional migraine treatments.

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

We derive net sales of Acthar from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of NS, MS exacerbations, IS, DM/PM and various other conditions. Physicians do not purchase Acthar for resale to patients. Instead, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and, typically, after arranging for third party reimbursement (government or commercial insurance) - often after satisfying a prior authorization requirement imposed by their insurance carrier. Alternatively, patients may receive Acthar under a Questcor sponsored patient assistance program administered by NORD.
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

Results of Operations
Three months ended September 30, 2012 compared to the three months ended September 30, 2011:
Recorded Net Sales

	Three Months Ended		Increase	% Change
	September 30,
	2012	2011
	(in $000’s)
Revenue	$158,996	$74,023	$84,973	115%
Less sales reserves:
Provision for Medicaid rebates	14,507	12,938	1,569	12%
Provision for chargebacks	104	14	90	643%
Provision for Coverage Gap Discount	258	143	115	80%
Provision for TRICARE	1,336	505	831	165%
Co-payment assistance and other	2,452	602	1,850	307%
Total sales reserves	18,657	14,202	4,455	31%
Net sales	$140,339	$59,821	$80,518	135%

Net sales for the three months ended September 30, 2012 and 2011 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the three months ended September 30, 2012 increased 135% to $140.3 million as compared to $59.7 million during the same period in 2011. Net sales for the three months ended September 30, 2012 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 5,590 vials for the three months ended September 30, 2012 as compared to 2,910 vials shipped for the three months ended September 30, 2011. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our NS and MS therapeutic areas.
Net sales for the three months ended September 30, 2012 were also positively affected by increases in the price we charge CuraScript SD for Acthar. We increased the price of Acthar on December 27, 2011 by 6.5% and on May 15, 2012 by 5%, and currently charge CuraScript SD $28,430 per vial.
The significant growth in NS and MS prescriptions relative to IS prescriptions changed our business mix, resulting in a lower Medicaid reserve rate and an increase in net sales. This is due to the fact that a lower percentage of adults are enrolled in Medicaid than are infants. For the three months ended September 30, 2012, we recorded a provision of 11.7% of our gross revenue for sales-related reserves, a decrease from the 19.2% in third quarter of 2011. During the three months ended September 30, 2012, we distributed a greater number of vials through our patient assistance program. To the extent these vials had instead been subject to Medicaid rebates, then both our gross revenue and our sales-related reserves would have been higher. Because our Medicaid rebate amount is approximately equal to the price we charge our distributor for Acthar, there would have been no material change to our net sales for the three months ended September 30, 2012 had these vials instead been subject to Medicaid rebates. In September, 2012, we announced that we are in the process of taking the necessary steps to change the Medicaid rebate for Acthar, potentially to the standard rebate percentage of 23.1%. The Company believes that it will be able to effect this change in early 2013.
We believe that approximately two-thirds of our growth in net sales from the three months ended September 30, 2011 to the three months ended September 30, 2012 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
We believe that Acthar represents a promising potential therapy for patients suffering from the difficult-to-treat medical conditions for which we currently promote Acthar. Acthar, however, remains a relatively unknown among physicians who practice in the relevant medical specialties. As a result, we have expanded our sales force in order to increase our ability to educate such physicians about Acthar's potential benefit to their patients. It is unclear whether this will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that distribution channel inventory remained within the normal historic range as of September 30, 2012.

Cost of Sales and Gross Profit

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
Cost of sales	$7,499	$3,718	$3,781	102%
Gross profit	$132,840	$56,103	$76,737	137%
Gross margin	95%	94%

Cost of sales was $7.5 million for the three months ended September 30, 2012, as compared to $3.7 million for the three months ended September 30, 2011. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability and potency testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin percentage was 95%, or $132.8 million, for the three months ended September 30, 2012, as compared to 94%, or $56.1 million for the three months ended September 30, 2011. The increase in gross profit dollars is due to continued growth in NS and MS prescriptions. The increase in cost of sales was primarily due to an increase in net sales coupled with an increase in the cost for outside product potency testing and an increase in royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
Selling and marketing expense	$31,763	$13,733	$18,030	131%

Selling and marketing expenses were $31.8 million for the three months ended September 30, 2012, as compared to $13.7 million for the three months ended September 30, 2011. The increase of $18.0 million in 2012 as compared to 2011 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.

General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
General and administrative expense	$8,333	$4,314	$4,019	93%

General and administrative expenses were $8.3 million for the three months ended September 30, 2012, as compared to $4.3 million for the three months ended September 30, 2011. The increase of $4.0 million in 2012 as compared to 2011 is due to increased headcount-related costs to support our growth and increased legal costs.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
Research and development	$7,997	$4,176	$3,821	91%

Research and development expenses were $8.0 million in the three months ended September 30, 2012, as compared to $4.2 million for the three months ended September 30, 2011. The increase in research and development expenses for the three months ended September 30, 2012 as compared to 2011 was primarily due to increases in headcount-related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, costs incurred associated with the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy, and costs incurred associated with the initiation of our study exploring the efficacy, safety and pharmacodynamics of Acthar in system lupus erythematosus. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to medical affairs, regulatory, product development and manufacturing costs. Such categories include the following types of costs:

•	Medical Affairs Costs - Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications.

•	Regulatory Costs - Regulatory costs, which include compliance and all FDA interactions.

•	Product Development Costs - Product development costs, which include contract research organization costs and study monitoring costs.

•	Manufacturing Costs - Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.
For the three months ended September 30, 2012, approximately 40% of our research and development expenditures were for medical affair costs, 9% was spent on regulatory costs, 41% was spent on product development costs, and approximately 10% was spent on manufacturing costs.
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
Share-based compensation costs. Total share-based compensation costs for the three months ended September 30, 2012 and 2011 were $4.3 million and $1.9 million, respectively. For the three months ended September 30, 2012, we granted options to employees and non-employee directors to purchase 161,000 shares of our common stock at a weighted average exercise price of $33.09 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that achievement of the one-time performance milestone was estimable and reasonably probable and still believe as of September 30, 2012, that the performance milestone is achievable. As such, we recorded share-based compensation costs related to these performance-based options. Additionally, during the first quarter of 2011, we issued 274,000 performance-based options, which included a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2011the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every full-time employee and certain part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in employees from 185 on September 30, 2011 to 329 employees on September 30, 2012, combined with the increase in the weighted average stock price from $28.14 in the quarter ended September 30, 2011 to $41.12 in the quarter ended September 30, 2012.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the three months ended September 30, 2012 and 2011, we issued 51,709 and 31,762 restricted stock awards, respectively. The total share-based compensation costs for the three months ended September 30, 2012 and 2011 included $0.3 million and $61,892, respectively, related to restricted stock awards issued in prior periods. On October 18, 2012, we made our annual equity grant to all eligible employee other than executive officers and certain other employees. We issued 692,375 shares of restricted stock to 324 employees. The restricted stock awards are intended to replace the annual grant of stock options that typically occur subsequent to fiscal year end. These restricted stock awards are subject to 4 year vesting and have an intrinsic value of $25.76 per share of restricted stock.
The following table sets forth our share-based compensation costs for the three months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Selling and marketing	$1,335	$511
General and administrative	2,159	1,052
Research and development	787	315
Total	$4,281	$1,878

Income tax expense. Income tax expense for the three months ended September 30, 2012 was $27.8 million, as compared to $10.8 million for the three months ended September 30, 2011. The increase in income tax expense of $17.0 million in 2012 as compared to 2011 was primarily due to an increase in net sales and operating income.
Nine Months Ended September 30, 2012 compared to the nine months ended September 30, 2011:
Recorded Net Sales

	Nine Months Ended		Increase	% Change
	September 30,
	2012	2011
	(in $000’s)
Revenue	$402,024	$182,741	$219,283	120%
Less sales reserves:
Provision for Medicaid rebates	43,356	37,062	6,294	17%
Provision for chargebacks	368	134	234	175%
Provision for Coverage Gap Discount	814	263	551	210%
Provision for TRICARE	3,570	1,110	2,460	222%
Co-payment assistance and other	5,156	1,538	3,618	235%
Total sales reserves	53,264	40,107	13,157	33%
Net sales	$348,760	$142,634	$206,126	145%

Net sales for the nine months ended September 30, 2012 and 2011 were comprised of net sales of our products Acthar and Doral. Net sales of Acthar for the nine months ended September 30, 2012 increased 145% to $348.5 million as compared to $142.3 million during the same period in 2011. Net sales for the nine months ended September 30, 2012 were positively affected by increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 14,411 vials for the nine months ended September 30, 2012 as compared to 7,350 vials shipped for the nine months ended September 30, 2011. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our NS and MS therapeutic areas.
Net sales for the nine months ended September 30, 2012 were also positively affected by increases in the price we charge CuraScript SD for Acthar. We increased the price of Acthar on December 27, 2011 by 6.5% and on May 15, 2012 by 5%, and currently charge CuraScript SD $28,430 per vial.
The significant growth in NS and MS prescriptions relative to IS prescriptions changed our business mix, resulting in a lower Medicaid reserve rate and an increase in net sales. This is due to the fact that a lower percentage of adults are enrolled in Medicaid than are infants. For the nine months ended September 30, 2012, we recorded a provision of 13.2% of our gross revenue for sales-related reserves, a decrease from the 21.9% in nine months ended September 30, 2011. During the nine months ended September 30, 2012, we distributed a greater number of vials through our patient assistance program. To the extent these vials had instead been subject to Medicaid rebates, then both our gross revenue and our sales-related reserves would have been higher. Because our Medicaid rebate amount is approximately equal to the price we charge our distributor for Acthar, there would have been no material change to our net sales for the six months ended September 30, 2012 had these vials instead been subject to Medicaid rebates. In September, 2012, we announced that we are in the process of taking the necessary steps to change the Medicaid rebate for Acthar, potentially to the standard rebate percentage of 23.1%. The Company believes that it will be able to effect this change in early 2013.
We believe that approximately two-thirds of our growth in net sales from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
We believe that Acthar represents a promising potential therapy for patients suffering from the difficult-to-treat medical conditions for which we currently promote Acthar. Acthar, however, remains a relatively unknown among physicians who practice in the relevant medical specialties. As a result, we have expanded our sales force in order to increase our ability to educate such physicians about Acthar's potential benefit to their patients. It is unclear whether this will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that distribution channel inventory remained within the normal historic range as of September 30, 2012.

Cost of Sales and Gross Profit

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
Cost of sales	$19,399	$8,446	$10,953	130%
Gross profit	$329,361	$134,188	$195,173	145%
Gross margin	94%	94%

Cost of sales was $19.4 million for the nine months ended September 30, 2012, as compared to $8.4 million for the nine months ended September 30, 2011. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability and potency testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin percentage was 94%, or $329.4 million, for the nine months ended September 30, 2012, as compared to 94%, or $134.2 million, for the nine months ended September 30, 2011. The increase in gross profit dollars is due to continued growth in paid prescriptions for all four of our indications. The increase in cost of sales was primarily due to an increase in net sales coupled with an increase in the cost for outside product potency testing and an increase in royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
Selling and marketing expense	$81,087	$39,731	$41,356	104%

Selling and marketing expenses were $81.1 million for the nine months ended September 30, 2012, as compared to $39.7 million for the nine months ended September 30, 2011. The increase of $41.4 million in 2012 as compared to 2011 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.

General and Administrative

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
General and administrative expense	$22,422	$11,977	$10,445	87%

General and administrative expenses were $22.4 million for the nine months ended September 30, 2012, as compared to $12.0 million for the nine months ended September 30, 2011. The increase of $10.4 million in 2012 as compared to 2011 is due to increased headcount-related costs to support our growth and increased legal costs.

Research and Development

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2012	2011
	(in $000’s)
Research and development	$22,147	$11,048	$11,099	100%

Research and development expenses were $22.1 million in the nine months ended September 30, 2012, as compared to $11.0 million for the nine months ended September 30, 2011. The increase in research and development expenses in 2012 as compared to 2011 was primarily due to increases in headcount-related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS, costs incurred associated with the initiation of our Phase IV dose response clinical trial for idiopathic membranous nephropathy, costs incurred associated with the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy, and costs incurred associated with the initiation of our study exploring the efficacy, safety and pharmacodynamics of Acthar in system lupus erythematosus. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to medical affairs, regulatory, product development and manufacturing costs. Such categories include the following types of costs:

•	Medical Affairs Costs - Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications.

•	Regulatory Costs - Regulatory costs, which include compliance and all FDA interactions.

•	Product Development Costs - Product development costs, which include contract research organization costs and study monitoring costs.

•	Manufacturing Costs - Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.

For the nine months ended September 30, 2012, approximately 36% of our research and development expenditures were for medical affair costs, 10% was spent on regulatory costs, 43% was spent on product development costs, and approximately 11% was spent on manufacturing costs.
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
Share-based compensation costs. Total share-based compensation costs for the nine months ended September 30, 2012 and 2011 were $10.3 million and $5.4 million, respectively. For the nine months ended September 30, 2012, we granted options to employees and non-employee directors to purchase 1,757,409 shares of our common stock at a weighted average exercise price of $36.93 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that achievement of the one-time performance milestone was reasonably estimated and probable and still believe as of September 30, 2012, that the performance milestone is achievable. As such, we recorded share-based compensation costs related to these performance-based options. Additionally, during the first quarter of 2011, we issued 274,000 performance-based options, which included a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2011the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every full-time employee and certain part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in employees from 185 on September 30, 2011 to 329 employees on September 30, 2012, combined with the increase in the weighted average stock price from $21.25 for the nine months ended September 30, 2011 to $40.64 for the nine months ended September 30, 2012.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the nine months ended September 30, 2012 and 2011, we issued 85,149 and 31,762 restricted stock awards, respectively. The total share-based compensation costs for the nine months ended September 30, 2012 and 2011 included $0.6 million and $80,482, respectively, related to restricted stock awards issued in prior periods. On October 18, 2012, we made our annual equity grant to all eligible employee other than executive officers and certain other employees. We issued 692,375 shares of restricted stock to 324 employees. The restricted stock awards are intended to replace the annual grant of stock options that typically occur subsequent to fiscal year end. These restricted stock awards are subject to 4 year vesting and have an intrinsic value of $25.76 per share of restricted stock.
The following table sets forth our share-based compensation costs for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Selling and marketing	$3,217	$1,300
General and administrative	5,121	3,219
Research and development	1,957	887
Total	$10,295	$5,406

Income tax expense. Income tax expense for the nine months ended September 30, 2012 was $66.6 million, as compared to $22.9 million for the nine months ended September 30, 2011. The increase in income tax expense of $43.7 million in 2012 as compared to 2011 was primarily due to an increase in net sales and operating income.

Liquidity and Capital Resources
Cash and cash equivalents, short term investments and working capital as of September 30, 2012 and December 31, 2011 were as follows (in thousands):
Financial Assets:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$36,076	$88,469
Short term investments	75,837	121,680
Cash, cash equivalents and short term investments	$111,913	$210,149

Select measures of liquidity and capital resources:

	September 30, 2012	December 31, 2011
Current assets	$199,911	$265,600
Current liabilities	86,381	55,721
Working Capital	$113,530	$209,879
Current ratio	2.31	4.77

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
The decrease in cash, cash equivalents and short term investments was primarily due to the repurchase of shares of our common stock through our board-approved stock repurchase plan, partially offset by an increase in net sales and the related cash generated from operations. The decrease in our working capital was primarily due to decreases in our cash, cash equivalents and short term investments as a result of the repurchase of shares of our common stock in conjunction with an increase in sales-related reserves, partially offset by a an increase in accounts receivable.
Our collection terms on our accounts receivable are net 30 days. With approximately 100% of our accounts receivable and net sales generated by one customer, we have experienced fluctuations in our days sales outstanding calculation, or DSO, due to the timing of the placement of orders and the collection of invoices.
We expect continued growth in our research and development expenses, particularly those related to clinical trials associated with our on-label indication for NS and system lupus erythematosus. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Cash Flows
Change in cash and cash equivalents:

	Nine Months Ended		Increase/ (Decrease)
	September 30,
(in $000's)	2012	2011
Net cash flows provided by operating activities	$135,349	$54,102	$81,247
Net cash flows provided by investing activities	44,083	2,285	41,798
Net cash flows used in financing activities	(231,825)	(793)	(231,032)
Net change in cash and cash equivalents	$(52,393)	55,594	$(107,987)

Operating Activities
The decrease in net cash and cash equivalents from September 30, 2011 is primarily due to the repurchase of common stock, the purchase of short term investments, offset by the increase in net income achieved in 2012 as compared to the net income achieved in the same period in 2011. The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, impairment of purchased technology and goodwill, and loss on disposal of property and equipment was $149.6 million and $55.6 million for the nine months ended September 30, 2012 and 2011, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $14.2 million for the nine months ended September 30, 2012 and $1.5 million for the nine months ended September 30, 2011. The $14.2 million change in operating assets and liabilities primarily relates an increase in our accounts receivable of $34.5 million due to an increase in net sales, an increase in inventory due to raw material lot production of $1.9 million, offset by an increase in accounts payable of $6.1 million and an increase in sales-related reserves of $4.3 million, due to the overall increase in net sales.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Purchases of property and equipment of $0.7 million;

•	Purchases of short term investments of $122.8 million; and

•	Maturities of short term investments of $167.5 million.
Financing Activities
Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $6.7 million; and

•	the repurchase of 6,012,654 shares of our common stock for $243.2 million, partially offset by the issuance of common stock related to the exercise of stock options for $4.7 million.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's, or SEC, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow for timely decisions regarding required disclosure.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of September 30, 2012.
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
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We are defending this lawsuit vigorously. In October 2012, a Judge of the Superior Court denied Glenridge summary judgment on its claims. Prior to that decision, in August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty against the principals.
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office for the Eastern District of Pennsylvania (the "USAO") regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We are cooperating fully with the USAO.
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms; the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. Three additional putative securities class actions were subsequently filed by alleged shareholders in the United States District Court for the Central District of California, asserting substantially similar claims against the same defendants.
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the Norton case described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief.
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action against the same defendants. Between October 4, 2012 and October 11, 2012, four additional, substantially similar derivative lawsuits were likewise filed in the United States District Court for the Central District of California.
We believe that the probability of unfavorable outcome or loss related to this litigation and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time.
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
Information about material risks related to our business, financial condition and results of operations for the quarterly period ended September 30, 2012 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 22, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period from July 1, 2012 through September 30, 2012, we repurchased the following shares of our common stock:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2012	1,000,000	$39.77	1,000,000	3,729,846
August 1 - August 31, 2012	484,300	$37.86	484,300	3,245,546
September 1 - September 30, 2012	—	$—	—	7,000,000
Total	1,484,300	$39.15	1,484,300

(1)
In February 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase program authorization by an additional 6.5 million shares, on May 9, 2012, our Board of Directors increased the stock repurchase program authorization by an additional 5 million shares, and on September 28, 2012, our Board of Directors increased the stock repurchase program authorization to 7 million shares, including the 3.2 million shares that were remaining under the prior authorization.

During the nine months ended September 30, 2011, we used $11.5 million of our cash to repurchase 884,300 shares of our common stock. During the nine months ended September 30, 2012, we used $243.2 million of our cash to repurchase 6,012,654 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 15.3 million shares of our common stock for $291.3 million through September 30, 2012, at an average price of $19.10 per share. As of September 30, 2012, there are 7.0 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million, at an average purchase price of $4.93 per share. Total shares repurchased were 21.4 million for $321.7 million at an average price of $15.02 per share as of September 30, 2012.
During September 2012, our Board of Directors adopted a policy to pay a regular quarterly dividend on shares of our common stock in such amounts as the Board of Directors may determine from time to time. The Board of Directors has declared an initial quarterly cash dividend of $0.20 per share of common stock to all shareholders of record at the close of business on October 31, 2012. The initial dividend will be paid on or about November 15, 2012. Future dividends will be at the discretion of the Board of Directors.
As of September 30, 2012, there are 7.0 million shares authorized remaining under our stock repurchase plan. Our plan does not have an expiration date. We do not currently intend to conduct business development activities which would utilize a material portion of our liquidity. We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital.

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

QUESTCOR PHARMACEUTICALS, INC.

Date: October 23, 2012	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael H. Mulroy
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