Form 10-K
period 2012-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2013-02-27
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-14758
 _________________________________________________________
Questcor Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

California	33-0476164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North Kellogg Drive, Suite D Anaheim, California	92807
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(714) 786-4200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Stock Market, LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	o Accelerated filer	o Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $2,005,319,312 as of June 30, 2012.
As of January 31, 2013 the Registrant had 58,548,234 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for Questcor Pharmaceuticals, Inc.’s 2013 Annual Meeting of Shareholders.

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
We have registered trademarks on H.P. Acthar® Gel and Doral®. Any other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe that our trademarks, trade names and service marks have value and play an important role in our business efforts. We own all the worldwide rights for H.P. Acthar® Gel and the U.S. manufacturing, marketing and distribution rights for Doral®.

Item 1. Business
Overview
Questcor is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 FDA approved indications, we currently generate substantially all of our net sales from the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $262 million in free drug we have provided through the National Organization of Rare Disorders, from September 2007 through December 31, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

Our research and development program is focused on: (i) the evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We manage contract research organizations to conduct our in-house discovery programs, which include the following:

•	On-Label Development. We continue to explore additional markets for other on-label indications. Our on-label, in-house clinical development efforts include the following:

•
Nephrotic Syndrome (NS). We are the sponsor of a Phase 4 clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011.

•	Systemic Lupus Erythematosus (SLE). We are conducting Phase 4 clinical trials evaluating Acthar for the treatment of SLE and randomized our first patient in January 2013.

•
Other Indications, Not On-Label. We are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label involving other serious, difficult-to-treat autoimmune and inflammatory disorders with high unmet medical need. Our in-house research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•
Diabetic Nephropathy (DN). We reached agreement with the FDA with respect to our investigational new drug application, or IND, for a small Company-sponsored study to evaluate the safety and efficacy of Acthar in treating DN.

•
Amyotrophic Lateral Sclerosis (ALS). We are evaluating the potential clinical benefit that Acthar may provide for the treatment of ALS (commonly referred to as Lou Gehrig's disease). We expect to file an IND and initiate a proof-of-concept trial of Acthar in ALS in the first half of 2013.

•	Pharmacology. We are conducting in-house non-clinical and clinical pharmacology studies:

•
We seek to expand our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar acts differently than steroids and potentially other melanocortin peptides.

We supplement our own research and development activities through third-party collaborations, including investigator initiated studies, which include the following:

•	On-Label Development. On-label, third-party clinical development efforts include the following:

•
Nephrotic Syndrome (NS). We are supporting clinical nephrology investigator-initiated studies evaluating: (i) the safety and efficacy of Acthar in IMN; (ii) the safety and efficacy of Acthar in proteinuria in nephrotic syndrome due to focal segmental glomerular sclerosis (FSGS); and (iii) the safety and efficacy of Acthar in treating proteinuria in treatment-resistant nephrotic syndrome (including IMN, FSGS, IgA nephropathy and minimal change disease).

•	Infantile Spasms (IS). We are supporting an investigator-initiated study aimed at establishing quality of care indicators for IS.

•
Other Indications, Not On-Label. We are supporting third-party research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar which include the following:

•
Multiple Sclerosis - Pulse Therapy. We are supporting a clinical investigator-initiated study, examining pulse administration of Acthar in multiple sclerosis in conjunction with disease-modifying therapy to evaluate the possible disease modifying effects of Acthar.

•
Cognitive Protection/Autism. We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of epilepsy with concomitant autism-related cognitive dysfunction.

•	Traumatic Brain Injury (TBI): We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of TBI.

•	Pharmacology. We are supporting third-party non-clinical and clinical pharmacology studies:

•
Multiple Sclerosis. We are supporting an investigator-initiated study, evaluating the immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an investigator-initiated study evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to multiple sclerosis.

In the event that our research & development activities yield promising results with respect to indications not currently on the approved Acthar label, we may continue investing further and may consider pursuing potential FDA approval for such indications.
We derive net sales of Acthar from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of NS, MS exacerbations, IS, rheumatology related conditions and various other conditions. Physicians do not purchase Acthar for resale to patients. Instead, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and, typically, after arranging for third party reimbursement (government or commercial insurance) - most often after satisfying a prior authorization requirement imposed by their insurance carrier. Alternatively, if a patient is uninsured or under-insured, they may receive Acthar under a Questcor sponsored patient assistance program, administered by the National Organization of Rare Disorders. See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of risks related to sales and marketing.
Our other product is Doral® (quazepam), which is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. We own the U.S. rights to and have immaterial sales of Doral.
Our total net sales were $509.3 million for the year ended December 31, 2012 as compared to $218.2 million and $115.1 million for the years ended December 31, 2011 and 2010, respectively. Approximately 100% of our net sales in each of these years were from Acthar. Our net income was $197.7 million for the year ended December 31, 2012 as compared to $79.6 million and $35.1 million for the years ended December 31, 2011 and 2010, respectively.
Sales and Marketing
We have increased the size of our Neurology Sales Force, which primarily calls on neurologists who treat patients for MS relapse, several times since the beginning of 2008. Most recently, we increased the size of our Neurology Sales Force from 77 to 109 representatives in August 2012. Additionally, in March 2011, we assembled an initial Nephrology Sales Force of five representatives to educate nephrologists regarding improved outcomes in patients suffering from NS who are treated with Acthar. Based on the prescribing activity of Acthar by nephrologists from these initial efforts, we increased the size of our Nephrology Sales Force to 28 representatives during the third quarter of 2011, and increased it again to 58 representatives in July 2012.

During July 2012, we also commenced a pilot detailing effort with 12 representatives detailing Acthar to rheumatologists. These representatives initially focused on the rare and closely-related neuromuscular disorders dermatomyositis and polymyositis (DM/PM). Based on positive physician prescribing from our effort, late in the third quarter of 2012, we began the process of expanding this Rheumatology Sales Force to approximately 50 Acthar specialists. The expansion of our Rheumatology Sales Force was completed during February 2013.
See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of risks related to sales and marketing.
Customers and Distribution
In the U.S., our exclusive customer for Acthar is CuraScript SD. We sell Acthar at a discount from our list price to CuraScript SD, which then resells Acthar primarily to approximately 12 specialty pharmacy companies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to children’s hospitals. We sell Doral to pharmaceutical wholesalers, which resell Doral primarily to retail pharmacies and hospitals.
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
Government Insurance Program Reimbursement
A portion of our end-user vial demand for Acthar is for patients covered under Medicaid and other government-related programs such as TRICARE and the Veterans Administration, or VA. As required by Federal regulations, we provide rebates and discounts in connection with these programs. As a result of Medicaid rebates in fiscal years ended December 31, 2012, 2011 and 2010, we did not generate any net sales with respect to Medicaid sales, but we did generate net sales with respect to Medicare sales, TRICARE sales and sales made to the VA. As a result of the enactment of the Patient Protection and Affordable Care Act of 2010 and the Healthcare and Education Affordability Reconciliation Act of 2010, signed into law on March 23, 2010 and March 30, 2010, respectively, or the Healthcare Reform Acts, the per vial rebate amount for Medicaid decreased from approximately 110% to 100% of the Average Manufacturer Price, or AMP, of Acthar. Additionally, Medicaid managed care programs became eligible for drug rebates. This expanded eligibility affected our rebate liability for those state entities which had Medicaid managed care programs. During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset from 100% of the AMP of Acthar to the basic rebate of 23.1% of AMP.
We estimate that approximately 30% of our sales for both MS and NS are patients for whom Medicare is their primary insurance. For Medicare, starting January 1, 2011, we pay a rebate under the Healthcare Reform Acts relating to the Medicare Part D Coverage Gap, or “Donut Hole.” However, for 2012, the rebate associated with the Donut Hole was immaterial.
See Item 1A “Risk Factors: Risks Associated with Government Regulations and Health Care Reform” for a discussion of risks related to reimbursement.
Competition
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions for which Acthar is currently approved to treat or which we may seek to add to the label of approved indications for Acthar. There are products and treatments currently on the market that compete with Acthar. Additionally, there are products and treatments in other parts of the world that could be introduced into the United States following FDA approval.
Most of our competitors are larger than we are and have substantially greater financial, marketing and technical resources than we have. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. If any of our present or future competitors develop new products that are superior to Acthar, our financial performance may be materially and adversely affected.
With the increase in our net sales, we likely will attract additional competition. See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to competition.
Manufacturing
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the active pharmaceutical ingredient, or API, used in Acthar, is processed in several stages to produce a highly purified raw material for formulation. BioVectra, Inc., or BioVectra, produces our API. In January 2013, we acquired 100% of the capital stock of BioVectra in order to internalize this aspect of the manufacturing process for Acthar. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Cangene is our sole source supplier for Acthar finished product. While we have received approval from the FDA for the transfers to new contract manufacturers for both Acthar finished product and API, the processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar has a shelf life of 18 months from the date of manufacture.
We have a supply agreement with Meda Pharmaceuticals, or Meda, to manufacture commercial quantities of Doral. Currently, Meda is our sole source supplier for Doral. Doral has a shelf life of 60 months from the date of manufacture.
Our internal manufacturing facilities for API or our finished goods contract manufacturers may not be able to continue to meet our requirements for quality, quantity and timeliness. Our internal manufacturing facilities or contract manufacturers may not be able to meet all of the FDA's current good manufacturing practice, or cGMP, requirements.
Our dependence upon others for the manufacture of our finished products may adversely affect the future profit margin on the sale of those products and our ability to develop and deliver products on a timely and competitive basis. We do not have substitute suppliers for our products although we strive to plan appropriately and maintain safety stocks of product to cover unforeseen events at manufacturing sites.
See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to manufacturing.
Research and Development
During the years ended December 31, 2012, 2011 and 2010, we spent $34.3 million, $16.8 million and $10.9 million, respectively, on research and development activities.
We plan to continue our research and development efforts to support the use of Acthar as a therapeutic alternative for various medical conditions. See “Business - Overview.” We anticipate that these research and development efforts will result in a significant increase in research and development expense in 2013 and future years.
The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial's protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patients or subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular indication, affect FDA approval of the indication in the label, and/or affect our sales of Acthar for existing commercialized indications. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a particular indication's market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur higher or lower levels of expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain indications or product candidates, in order to focus our resources on more promising indications or candidates. As a result, we are unable to reliably estimate the amount or range of the cost and timing to complete our product development programs and each future product development program.
See Item 1A “Risk Factors: Risks Associated with Acthar” for a discussion of additional risks related to research and development.
Patents and Proprietary Rights

The FDA first approved the use of Acthar in 1952, and Acthar is no longer subject to patent protection.
For Acthar, our success depends partially upon our ability to maintain confidentiality and operate without infringing upon the proprietary rights of third parties. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We also have a U.S. patent related to Doral.
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
The facilities, procedures, and operations of our internal manufacturing facilities and contract manufacturers must be determined to be adequate by the FDA before a new drug application (NDA) or supplemental new drug application (sNDA) is approved. Additionally, manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations on an on-going basis. Vendors that supply to us finished products or components used to manufacture, package and label products are subject to similar regulations and periodic inspections.
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
In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including but not limited to, standards and regulations for direct-to-physician promotion, direct-to-consumer advertising, payments to physicians, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.
The Company's sales and marketing activities are monitored by our compliance team, which is headed by our Vice President, Compliance and Chief Compliance Officer who is exclusively dedicated to our compliance function. Our Chief Compliance Officer reports to our Chief Executive Officer and the Compliance Committee of our Board of Directors. Our Chief Compliance Officer is also supported by our General Counsel and other internal and external personnel.
Failure to comply with FDA and governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products and promotional materials, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or sNDAs, injunctions, disqualification from participation in government reimbursement programs and criminal prosecution. Any of these actions or events could have a material adverse effect on us both financially and reputationally.
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
Human Resources
As of January 31, 2013, we had 557 full-time employees, 289 of whom are engaged in sales and commercialization activities.
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

•	The charters of the Audit, Compensation, Nomination & Corporate Governance and Compliance Committees of our Board of Directors.
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
For the year ended December 31, 2012, sales of Acthar for the following on-label indications: (i) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, (ii) the treatment of proteinuria in the nephrotic syndrome of the idiopathic type, or NS, (iii) the treatment of infantile spasms, or IS, in infants and children under two years of age, and (iv) the treatment of certain rheumatology related conditions, including the treatment of the rare and closely related neuromuscular disorders dermatomyositis and polymyositis (DM/PM), represented approximately 100% of our total net sales. We expect to continue to rely on sales of Acthar for these conditions for substantially all of our net sales and profits for the foreseeable future.
Relative to other more recently approved pharmaceutical products, there is limited clinical evidence on the efficacy of Acthar for its on-label indications which could impact the sales of Acthar. The completion of ongoing or future clinical trials to provide further evidence on the efficacy of Acthar in the treatment of its approved indications could take several years to complete and will require the expenditure of significant time, financial and management resources and we cannot assure you that a clinical trial will result in data that supports the use of Acthar to treat any of its approved indications. We also cannot assure you that a clinical trial to evaluate the use of Acthar to treat indications not on the current Acthar label will provide a basis to pursue adding such indications to the current Acthar label. Our efforts to approve new indications to add to the current Acthar label would require one or more additional clinical studies and the preparation and submission of a sNDA with the FDA, and we cannot assure you that any submission would ultimately be approved by the FDA.
The demand for Acthar to treat NS, MS exacerbations, IS and rheumatology related conditions is highly variable, and we cannot predict whether we will continue to generate significant net sales from sales of Acthar. Recommended treatment regimens among physicians prescribing Acthar for use in treating MS exacerbations, NS, IS and rheumatology related conditions vary within each therapeutic area. If physicians prescribe a lower number of vials for the treatment of MS exacerbations, NS, IS, or rheumatology related conditions, our net sales of Acthar would decline. Additionally, we are aware that some prescriptions are initially for a lower number of vials than is necessary to complete the physician's recommended treatment regimen, and allow for one or more prescription refills. If patients do not obtain their refill prescriptions in order to complete their recommended treatment regimens, our net sales from the sale of Acthar would be negatively impacted. There can be no assurance that we would be able to increase prescription levels by enough to offset any decline in vials per prescription.
If the sales of or demand for Acthar declines, if third-party payors refuse to provide reimbursement for purchases of Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients or if vials sourced through various patient assistance programs increases as a percent of total shipments, our net sales of Acthar would be negatively impacted. If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.
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
Acthar is a high priced drug and the sale of Acthar depends in part on the availability of reimbursement from third-party payors such as private insurance plans. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that private insurance plans may pay to reimburse the cost of drugs, including Acthar. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Acthar. In addition, current third-party reimbursement policies for Acthar may change at any time and such changes could include, among other things, required pre-authorizations, lower reimbursement or the loss of insurance coverage. For example, in 2012 several insurance companies issued updated clinical policy bulletins with updated reimbursement guidelines for Acthar. There can be no assurance that these changes or other changes in the future will not affect the reimbursement for Acthar. Negative changes in reimbursement or our failure to obtain reimbursement for Acthar may reduce the demand for, or the price of, Acthar, which could result in lower Acthar net sales, thereby weakening our competitive position and negatively impacting our results of operations.
The manufacture of Acthar is a highly exacting and complex process and, if our internal manufacturing operations or any of our suppliers encounter problems manufacturing products, our business could suffer.
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and, as a result, Acthar is difficult to manufacture. Biological products such as Acthar require production processes that are significantly more complicated than those required for chemical pharmaceuticals, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, we currently use single suppliers for certain aspects of the manufacturing process of Acthar.
If problems arise during the production of a batch of product, that batch of product may have to be discarded. Among other impacts to our business, lost batches could lead to increased costs, lost revenue, damage to our reputation, changes in physician practices with respect to the use of Acthar, time and expense spent investigating the cause of such problems and, depending on the cause, similar losses with respect to other batches of Acthar. If we do not discover problems before Acthar is released to the market, we also may incur recall and product liability costs. To the extent that our internal manufacturing facilities or one of our suppliers experiences significant manufacturing problems, these could have a material adverse effect on our revenues and profitability.
On January 18, 2013, we acquired all of the outstanding shares of BioVectra, which among other things produces the API for Acthar. As a result of the acquisition of BioVectra, we currently use our own internal facilities to manufacture the API for Acthar. Our ability to adequately and timely manufacture and supply Acthar is dependent on the uninterrupted and efficient operation of our facilities, which may be impacted by many events. Furthermore, our ability to retain key BioVectra management and successfully integrate BioVectra could impact our ability to manufacture or sell Acthar. In the event of a material disruption in the manufacturing capability of BioVectra for any reason, if we were unable to enter into a supply agreement with a third party manufacturer, or are unable to obtain FDA approval for a third party manufacturer we may not be able to manufacture or sell Acthar, which would result in a substantial loss of revenues and damage to our business.
We have a supply agreement with Cangene to produce our finished vials of Acthar. Our supply agreement with Cangene is in effect until terminated by either party upon 12 months' notice. If Cangene terminates the agreement, Cangene is obligated under the agreement to continue to provide manufacturing services for up to three years after the termination. If either party cancels the supply agreement, and we are unable to enter into a new supply agreement on substantially similar terms with a new manufacturer, or are unable to obtain FDA approval for a new manufacturer, we may not be able to manufacture or sell Acthar, which would result in a substantial loss of revenues and damage to our business.
Failure by our internal manufacturing facilities or our third-party suppliers or manufacturers to comply with regulatory requirements could adversely affect our ability to manufacture API in Acthar or our third-party suppliers' ability to supply finished vials of Acthar. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA's cGMP, requirements. In complying with cGMP requirements, we, and our suppliers, must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspection by the FDA and other regulatory authorities, including state authorities. Failure to comply with applicable legal requirements subjects our internal manufacturing facilities or our third-party suppliers to possible legal or regulatory action, including shutdown, which may adversely affect our ability to manufacture the API in Acthar or our third party suppliers' ability to supply us with the finished products we need.
Any delay in supplying, or failure to supply, Acthar by our manufacturing facilities or any of our suppliers could result in our inability to meet the commercial demand for Acthar or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects.
We have no patent protection for Acthar, and potential competitive products to Acthar may reduce or eliminate our commercial opportunity.
The patent for Acthar has expired and we have no intellectual property-based market exclusivity with respect to any indication or condition we might target.
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change, and a number of companies are pursuing the development of products that target the same diseases and conditions that we target. Some of the companies developing products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In the event we are successful in further developing our MS and nephrotic syndrome markets or in developing other markets for Acthar, our increasing the overall sales volume of Acthar may lead other companies to dedicate greater resources to attempt to develop and introduce generic or biosimilar versions of Acthar and other competitive therapies for the same diseases and conditions that we target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our net sales. If a competitor applied to the FDA for a generic or biosimilar version of Acthar or any competitive product not based on ACTH (adrenocorticotropic hormone), we would not receive any notice from the FDA about the existence of the application. Further, the announcement of a filing with the FDA relating to a potentially competitive product could have an adverse effect on our business and share price, regardless of the ultimate outcome of such filing.
In addition, under a 2012 United States Court of Appeals for the Second Circuit ruling, the federal government cannot prosecute pharmaceutical companies under the Food, Drug & Cosmetic Act for speech promoting the lawful, off-label use of an FDA approved product. This may result in increased competition from the off-label use of FDA approved products for the same diseases and conditions that we target with Acthar.
Our attempts to further develop other on-label therapeutic uses for Acthar may be unsuccessful.
In connection with the FDA's October 2010 approval of our sNDA to add the treatment of IS to the label of approved indications for Acthar, the overall label for Acthar was modernized and there are now 19 approved indications, including the treatment of IS, the treatment of acute exacerbations of MS, the use of Acthar to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus, and the treatment of certain rheumatology-related conditions including the rare and closely related neuromuscular disorders DM/PM. Commercializing Acthar to treat other on-label indications will be time consuming, expensive and unpredictable. We may not be able to, either by ourselves or in collaboration with others, successfully commercialize Acthar for the treatment of new, on-label therapeutic uses.
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
Once developed, a number of factors may negatively affect the market acceptance of additional therapeutic uses for Acthar, including, among others:

•	the price of Acthar relative to other therapies for the same or similar treatments;

•	limited published data of the efficacy of Acthar for such additional therapeutic uses;

•	the perception by patients, physicians and other members of the health care community of the safety and efficacy of Acthar for their prescribed treatments;

•	the availability of third-party reimbursement for Acthar; and

•	the effectiveness of our sales and marketing efforts.
We depend primarily on third parties to assist us in our research and development.
We have limited ability to conduct our own clinical trial and research and development projects and we generally rely upon third-party vendors to plan, conduct and report on clinical trials for uses of Acthar. Managing these third-party vendors requires significant time and resources. In the event that any of our third-party vendors has unforeseen issues that negatively impact the quality of its work, our ability to evaluate clinical results may also be negatively impacted. A clinical trial failure could adversely affect our ability to develop data to support the use of Acthar in the treatment of on-label indications or file for or gain regulatory approvals for new indications on a timely basis. In addition, any one of these vendors could determine that its own research and development requirements or those of other parties take precedence over the research and development they provide to us. We could experience a development gap if one or more of our clinical trial vendors does not properly execute a clinical trial or chose to prioritize other projects over our development projects. This prioritization could cause a gap in our research and development timelines until we achieve further advancement of our own capabilities. Any gap could impact our ability to develop and commercialize other therapeutic uses for Acthar.

We will not be able to add to the label of approved indications for Acthar if pre-clinical trials do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans.
The regulatory process, which may include extensive pre-clinical trials and clinical trials of Acthar to establish its safety and efficacy in a new therapeutic area, can lead to uncertain outcomes, can span many years, and requires the expenditure of substantial time and resources to ensure compliance with complex regulations. Should we fail to comply with applicable regulations, possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or a total or partial shutdown of production in one or more of our suppliers' facilities while our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of Acthar from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues and financial condition.
In addition, data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. Also, we may encounter delays or rejections based upon changes in regulatory policy during the development period and the period of review of any application for regulatory approval or clearance for Acthar.
Our success in adding to the label for approved indications for Acthar will depend on the success of the pre-clinical and clinical trials conducted by us and our clinical trial vendors. It can take several years to complete the pre-clinical and clinical trials of a new therapeutic use, and a failure of one or more of these pre-clinical or clinical trials can occur at any stage of testing. We believe that the development of new therapeutic uses for Acthar involves significant risks at each stage of testing. If pre-clinical or clinical trial difficulties and failures arise, new therapeutic uses for Acthar may never be approved for sale or become commercially viable.
In addition, the possibility exists that:

•	the results from early pre-clinical or clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•
there may be delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	we may experience delay or failure in recruiting and enrolling suitable patients to participate in a trial;

•	clinical sites and investigators may deviate from trial protocol or fail to conduct the trial in accordance with regulatory requirements, or drop out of a trial;

•
feedback from FDA, the Institutional Review Board, or data safety monitoring boards, or results from earlier stage or concurrent pre-clinical and clinical studies, may require modification to the study protocol;

•
a proposed new use for Acthar may not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use even if approved;

•
we, institutional review boards, or regulators, including the FDA, may hold, suspend or terminate our pre-clinical or clinical research or the pre-clinical or clinical trials of Acthar for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

•	the cost of our pre-clinical or clinical trials may be greater than we currently anticipate; and

•
the difficulties and risks associated with pre-clinical and clinical trials may result in the failure to receive regulatory approval to continue to test or to sell Acthar in new therapeutic uses or the inability to commercialize Acthar for any of these therapeutic uses.

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product's clinical development and may vary among jurisdictions. It is possible that the Acthar will never obtain regulatory approval for new therapeutic uses.

There are many reasons why we may fail to receive regulatory approval from the FDA, including:

•	failure to demonstrate to FDA's satisfaction that Acthar is safe and effective for its proposed indications;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that clinical and other benefits outweigh its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials may be insufficient to support the submission and filing of an New Drug Application, or NDA, or supplement or to obtain regulatory approval; and

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.
The FDA may require more information, including additional preclinical or clinical data to support approval of Acthar for new therapeutic uses, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve Acthar for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if the FDA determines that there are undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, that may, for instance, restrict distribution and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for Acthar in new therapeutic areas.
If we are unable to obtain approval to add new indications for Acthar, or if we are unable to support the commercialization of other currently labeled indications with additional data, our sales and marketing efforts and market acceptance and the commercial potential of Acthar may be negatively affected.
Risks Associated with Government Regulation and Health Care Reform
We are involved in an ongoing government investigation by the United States Department of Justice involving our promotional practices, the results of which may have a material adverse effect on our sales, financial condition and results of operations.
In September 2012, we received a subpoena from the United States Attorney's Office for the Eastern District of Pennsylvania (the "USAO"), requesting documents pertaining to an investigation of our promotional practices. We are cooperating with the USAO with regard to this investigation. If some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, financial condition and results of operations. If, as a result of this investigation, we are found to have violated one or more applicable laws, we could be subject to a variety of fines, penalties, and related administrative sanctions, and our business, financial condition and results of operations could be materially adversely affected. Responding to this investigation has been and is expected to continue to be expensive and time-consuming.
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.
We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, quality control, labeling, packaging, safety surveillance, adverse event reporting, storage, advertising, promotion and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. If we, our products and product candidates, or the manufacturing facilities for our products and product candidates fail to comply with applicable regulatory requirements, a regulatory agency, including the FDA, may send enforcement letters, mandate labeling changes, suspend or withdraw regulatory approval, suspend any ongoing clinical trials, refuse to approve pending applications or supplements filed by us, suspend or impose restrictions on manufacturing operations, request a recall of, seize or detain a product, seek criminal prosecution or an injunction, or impose civil or criminal penalties or monetary fines. In such instances, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.
The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution or deferred prosecution agreements that impose significant reporting and other burdens on the affected companies.
We are also subject to regulation by regional, national, state and local agencies, including but not limited to the FDA, Centers for Medicare and Medicaid Services, Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. The Federal Food, Drug, and Cosmetic Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements that pharmaceutical companies have with prescribers, purchasers and formulary managers. Further, the Healthcare Reform Acts, among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Acts provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors under the federal anti-kickback statute protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly and an arrangement must meet all of the conditions specified in order to be fully protected from scrutiny under the federal anti-kickback statute. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability and may be subject to scrutiny. Violations of the federal anti-kickback statute can result in civil and criminal fines and penalties and related administrative sanctions, including exclusion from federal health care programs.
The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under the Federal False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company's products; and inflating prices reported to private price publication services, which may be used by states to set drug payment rates under government health care programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.
Many states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payor. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing related activities, including the provision of gifts, meals, and other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes.
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

In addition to the pending investigation by the Department of Justice, we could become subject to further government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged violations of the Federal False Claims Act. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Acts includes a number of provisions aimed at strengthening the government's ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2014 for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of further government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we or any of our partners fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners' ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
Changes in the health care regulatory environment may adversely affect our business.
The Healthcare Reform Acts substantially change the way health care is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

•	Effective March 23, 2010, drug rebates are due on the utilization of Medicaid managed care organizations. This expanded eligibility affected our rebate liability for that utilization.

•
Effective January 1, 2011, pharmaceutical companies, including Questcor, must provide a 50% discount on branded prescription drugs dispensed to beneficiaries within the Medicare Part D coverage gap or “donut hole,” which is a funding gap that currently exists in the Medicare Part D prescription drug program. We estimate that approximately 30% of our sales for both MS and NS are to Medicare insureds.

•
Effective January 1, 2011, the U.S. Federal government must allocate an annual branded prescription drug fee among pharmaceutical manufacturers of branded prescription drugs based on the dollar value of their branded prescription drug sales to certain federal health care programs identified in the law. The Healthcare Reform Acts determine an individual manufacturer's market share as the ratio of its aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered manufacturers. We believe the amount due in 2012 for the annual fee is immaterial.

•
Changes made by the Healthcare Reform Acts are expected to result in the coverage of 32 million uninsured individuals through an expansion of the Medicaid program, and private sector coverage either through their employer or the new state-based Health Insurance Exchanges effective in 2014. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Acts. The Supreme Court's decision upheld most of the Healthcare Reform Acts and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that chose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state's current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court's ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Acts. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall, which could impact our sales, business and financial condition. We expect any Medicaid expansion to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Healthcare Reform Acts. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.

•
On February 8, 2013, Centers for Medicare and Medicaid Services, or CMS, issued a final rule to implement Section 6002 of the Healthcare Reform Acts, which requires pharmaceutical and medical device companies to compile and disclose payments and other transfers of value to physicians and other covered recipients. Failure to comply with the disclosure requirements could result in substantial fines and penalties.

Presently, uncertainty exists as many of the specific determinations necessary to implement the Healthcare Reform Acts have yet to be decided and communicated to industry participants. Further, many of the Healthcare Reform Acts' most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be proposed. We have made several estimates with regard to important assumptions relevant to determining the financial impact of the Healthcare Reform Acts on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the Healthcare Reform Acts will be implemented.
In addition, Congress and the President may make additional refinements to the Healthcare Reform Acts that may have an additional, potential negative impact on our overall financial position, results of operations and cash flows. At this time, we cannot predict the full impact of the Healthcare Reform Acts, or the timing and impact of any future rules or regulations promulgated to implement the Healthcare Reform Acts.
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”). The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts will take effect April 1, 2013, unless Congress enacts legislation to cancel or delay the cuts. If implemented, these cuts could adversely impact our products and payments for related procedures.
Medicaid eligible patients and government entities may account for a greater proportion of our Acthar unit sales resulting in reduced net sales.
Our net sales may be adversely affected by laws and regulations that reduce reimbursement rates. Administrative or judicial interpretations of such laws and regulations could impact reimbursement for our products or increase the amount of rebates paid to certain government entities. The sources and amounts of our revenues are determined by a number of factors, including payor reimbursement for our products. Changes in the payor mix among private pay, Medicaid, and government programs usage may significantly affect our profitability.
A portion of the estimated end-user vial demand for Acthar is for patients covered under Medicaid and other government-related programs. As required by Federal regulations, under the Medicaid Drug Rebate Program we provide rebates related to Acthar dispensed to Medicaid patients. The Healthcare Reform Acts made changes to the Medicaid Drug Rebate Program, including increasing the minimum amount of rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products such as Acthar. In addition, federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service's 340B drug pricing discount program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer's covered outpatient drugs. Under the 340B program, covered entities are permitted to purchase Acthar at the 340B ceiling price. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Acts and CMS's issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results or operations. As a result of the enactment of the Healthcare Reform Acts and fiscal pressures placed upon federal and state governments to reduce current budget deficits, it is possible that a greater proportion of Acthar sales could be subject to these rebates and chargebacks, reducing our net sales. Additionally, changes to Medicaid, Medicare or other regulations, or the application of such regulations to our products, resulting in higher rebates and chargebacks, could reduce our net sales further.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, we participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veteran's Health Care Act of 1992. Under this program, we are obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies - VA, Department of Defense, Public Health Service, and Coast Guard - that is no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for Fiscal Year 2008 and related regulations, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between Annual Non-FAMP and FCP.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS, NS and rheumatology related conditions are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
We may be negatively affected by unforeseen invoicing of historical Medicaid sales.
We provide a rebate related to Acthar dispensed to Medicaid eligible patients in instances where regulations provide for such a rebate. We multiply the rebate amount per unit by the estimated rebate units to arrive at the reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Other than for Medicaid rebates associated with Medicaid Managed Care Organization, or Medicaid MCO, utilization, the Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established. As a result, at the end of each quarter we must estimate the amount of Medicaid sales in that quarter and such estimates could prove to be inaccurate. Revisions in the Medicaid rebate estimates are charged to income in the period in which the information that gives rise to the revision becomes known. However, certain states may provide their requested rebates to us on a delayed basis, which to the extent not previously reserved for would negatively affect future financial performance in periods occurring after the period in which the original reserved Medicaid rebate accrual occurred. In connection with the enactment of the Healthcare Reform Acts and the expansion of the Medicaid Drug Rebate Program to include the utilization of Medicaid MCOs, we increased our reserves for Medicaid rebates. Our reserves for Medicaid MCO related rebates may not be adequate.
In addition to receiving requested rebates on a delayed basis, pharmaceutical and biologic companies may be subject to investigation by various governmental agencies concerning Medicaid rebates. Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the Office of the Inspector General, the Federal Bureau of Investigations, CMS, and state Medicaid programs, may conduct audits of our operations. The cost of responding to and resolving these audits could have a material, adverse effect on our financial position, results of operations and liquidity. Although we have processes and controls in place, should we be found out of compliance with any of these laws, regulations or programs, our business, our financial position and our results of operations could be negatively impacted.
Other Risks Associated with our Business
Our business and operations have experienced rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.
We have experienced rapid growth, both from organic growth and our recent acquisition of BioVectra, in our headcount and operations that has placed, and will continue to place, significant demands on our management and, operational and financial infrastructure. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.
The loss of our key management personnel or failure to integrate new management personnel could have an adverse impact on future operations.
We are highly dependent on the services of the principal members of our senior management team, and the loss of one or more members of senior management could create significant disruption in our ability to operate our business. We do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is expected to place increased demands on our management skills and resources. Recruiting and retaining management and operational personnel to perform sales and marketing, financial operations, clinical development, regulatory affairs, compliance, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, our business could be harmed.
If we fail to realize the anticipated benefits from our acquisition of BioVectra our business and financial condition may be adversely affected.
We may fail to realize the anticipated benefits from our acquisition of BioVectra for a variety of reasons, including the following:

•	the difficulties of overseeing manufacturing operations in a foreign country where we have no or limited direct prior experience;

•	failure to successfully manage relationships with suppliers and customers;

•	difficulties in integrating and harmonizing business systems;

•	the loss of key employees; and

•	failure to properly protect against foreign currency exchange rate fluctuations.
If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the BioVectra acquisition may not be realized fully or at all, or may take longer to realize than expected, and our revenue and gross margins and our results of operations may be adversely affected.
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

If we are unable to protect our proprietary rights, we may lose our competitive position and future revenues.
We do not have a patent on Acthar. However, our success will depend in part on our ability to do the following:

•	protect our trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.
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
The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could result in exacerbation of a patient's condition, serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Both Acthar and Doral have boxed warnings in their labels.
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
Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. We currently have product liability insurance for claims up to $10 million. Partly as a result of product liability lawsuits related to pharmaceutical products, product liability and other types of insurance have become more difficult and costly for pharmaceutical companies to obtain. Our product liability insurance may not cover all of the future liabilities we might incur in connection with the development, manufacture or sale of our products or, in the case of BioVectra, the liabilities we might incur in connection with their manufacture of product for other companies. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.
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
The price of our common stock is subject to significant volatility. The price per share of our common stock ranged in value from $12.16 to $58.91 during the two-year period ended December 31, 2012. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our specialty distributor and our end users. In the event that patient demand for Acthar is less than our sales to our specialty distributor, excess Acthar inventories may result at our specialty distributor, which may impact future Acthar sales. Other potential events that could affect our stock price include, without limitation, our quarterly and yearly revenues and earnings or losses; announcements by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings; the launch of competing products or the public notice of an FDA filing relating to a potential competitive product; and our ability to obtain product from our contract manufacturers, the publication of negative or neutral coverage by research analysts or others, and efforts to manipulate our stock price by investors or others that engage in the manipulation of stock prices.
As of January 31, 2013, NASDAQ reported a short interest of approximately 25.9 million shares in our common stock, and it is possible that the NASDAQ short interest reporting system does not fully capture total short interest.  It is generally in the short seller's interests for the price of a stock to decline. Questcor is aware that other companies have alleged that short sellers have taken various actions aimed at reducing the stock price of such companies in order to generate profit on their short positions. These actions have been alleged to include arranging for the publication of negative opinions or mischaracterization of facts regarding companies and their business prospects. As this potentially relates to Questcor, our stock price exhibited significant volatility at various time during 2012 following various publications and other communications relating to Questcor. There is risk that similar actions could continue to occur in 2013 and therefore continue to create significant volatility in our stock price. It is also a possibility that short sellers could attempt to reduce the price of our stock by attempting to cause harm to our business.
Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock.
We recently began to pay a quarterly dividend on our common stock. There can be no guarantees that we will have the financial ability to fund this quarterly dividend in perpetuity or to pay it at the current rate. Further, our Board of Directors may decide not to declare a dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.
Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

In addition to the risk factors detailed elsewhere in this Form 10-K, our quarterly operating results and share price may fluctuate significantly because of several factors, including:

•	public concern as to the safety of drugs developed by us or others;

•	availability of Acthar;

•	patient safety concerns;

•	announced inquiries by governmental agencies or updates regarding previously announced inquiries;

•	unfavorable outcomes related to the government investigations or lawsuits brought against us or our directors and officers, including those currently in process;

•	departure of key managers;

•	negative opinions regarding company actions from proxy advisory firms;

•	activities of certain investors who elect to short sell our stock;

•	the announcement and timing of new product introductions by us or others;

•	the timing of our regulatory submissions or approvals, or the failure to receive regulatory approvals;

•	prescription trends and the level of orders from CuraScript SD within a given quarter and preceding quarters;

•	availability and level of third party reimbursement;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic or other external factors, disaster or crisis;

•	changes in government regulations or policies or patent decisions;

•	unforeseen financial or operational issues related to BioVectra;

•	failure to meet market expectations or changes in opinions of analysts who follow our stock; or

•	general market conditions.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2012, we do not own any real property and we lease space in three locations.

•
We lease 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in May 2018. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

•
We lease 15,600 square feet of office space in Ellicott City, Maryland under a lease agreement that expires in October 2017. This facility is occupied by our Product Development and Regulatory Affairs departments.

•
We lease 7,900 square feet of office space in Anaheim, California under a lease agreement that expires in October 2014. This facility is occupied by our Executive, Finance and Administration departments, and serves as our corporate headquarters.

We believe that our current leased office space is sufficient to meet our current business requirements and that additional office space will be available on commercially reasonable terms if required. In connection with our acquisition of BioVectra, Inc., we now own various buildings and parcels of land.

Item 3. Legal Proceedings
We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal and state governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies.
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We are defending this lawsuit vigorously. In October 2012, a Judge of the Superior Court denied Glenridge summary judgment on its claims. In February 2013, a Judge of the Superior Court granted Glenridge's unopposed motion to amend its complaint.
In August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In November 2012, a Judge of the Superior Court of California, Orange County, transferred this lawsuit to the Superior Court of California, Santa Clara County. In February 2013, a Judge of the Superior Court denied Glenridge's motion to stay this lawsuit in favor of the accounting lawsuit described in the immediately preceding paragraph. We have filed a motion for summary judgment on issues related to the fiduciary duty claim. A hearing on the motion is scheduled in May 2013.
USAO Investigation
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office for the Eastern District of Pennsylvania (the "USAO") regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We are cooperating with the USAO with regard to this investigation.
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms; the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On January 4, 2013, the district court issued an order appointing the West Virginia Investment Management Board and Plumbers & Pipefitters

National Pension Fund as Lead Plaintiffs in the consolidated securities action. We expect the appointed Lead Plaintiffs to file a consolidated amended complaint for the consolidated securities action on or before March 5, 2013.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). We expect the plaintiffs to file a consolidated amended complaint for the consolidated shareholder derivative action on or before March 19, 2013.
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the Norton case described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. In January 2013, a Judge of the Superior Court held a hearing with regard to our motion to stay these state shareholder derivative actions in favor of the putative federal securities class action and federal shareholder derivative action. On February 19, 2013, the court issued a final ruling granting our motion to stay the state derivative actions until the putative federal securities and federal derivative actions are resolved.
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “QCOR.” The following table shows the high and low sale prices for our common stock as reported by The NASDAQ Global Select Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2011
First Quarter	$16.67	$12.16
Second Quarter	24.93	14.44
Third Quarter	32.78	24.00
Fourth Quarter	45.95	25.94
Year Ended December 31, 2012
First Quarter	44.18	32.83
Second Quarter	54.31	37.18
Third Quarter	58.91	17.25
Fourth Quarter	30.39	17.60
Year Ending December 31, 2013
First Quarter (through February 15, 2013)	$30.10	$27.55
Stock Performance Graph
The following graph compares our total cumulative shareholder return as compared to the NYSE Amex Composite Index and the NASDAQ Pharmaceutical Index for the period beginning on December 31, 2007 and ending on December 31, 2012. Total shareholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NYSE Amex Composite Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Amoung Questcor Pharmaceuticals, Inc., the NYSE MKT Composite Index, and the NASDAQ Pharmaceutical Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Questcor Pharmaceuticals, Inc.
NYSE MKT Composite
NASDAQ Pharmaceutical

This stock performance graph shall not be considered soliciting material and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Holders of Common Stock
As of January 31, 2013, there were approximately 424 shareholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Stock Repurchases
See “Liquidity and Capital Resources — Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K for information on our stock repurchases.
Dividend Policy
Our Board of Directors has adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per share to all shareholders of record at the close of business on October 31, 2012. In December 2012, we announced an accelerated cash dividend of $0.20 per share to all shareholders of record at the close of business on December 14, 2012. The accelerated dividend was in lieu of any quarterly dividend we otherwise would have declared in the first quarter of 2013. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, with such increase occurring with the quarterly cash dividend to be paid in the second quarter of 2013.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$509,292	$218,169	$115,131	$88,320	$95,248
Total operating expenses	184,210	92,592	53,278	40,083	30,364
Income from operations	296,527	113,118	53,840	41,220	57,580
Gain on sale of product rights	—	—	—	225	75
Income tax expense	99,555	34,154	19,302	15,502	18,198
Net income	197,675	79,591	35,071	26,629	40,532
Net income applicable to common shareholders	197,675	79,591	35,071	26,629	35,265
Net income per share applicable to common shareholders:
Basic	$3.28	$1.27	$0.56	$0.41	$0.52
Diluted	$3.14	$1.21	$0.54	$0.40	$0.49
Shares used in computing net income per share applicable to common shareholders:
Basic	60,243	62,498	62,112	64,196	67,761
Diluted	63,045	66,010	64,741	66,257	71,350
Dividends declared per common share	$0.40	—	—	—	—

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$155,313	$210,149	$114,832	$75,707	$55,451
Working capital	146,877	209,879	111,988	71,049	59,272
Total assets	252,431	275,808	151,993	111,440	89,146
Common stock	15,938	94,976	74,809	67,793	84,028
Retained earnings (accumulated deficit)	145,851	124,886	45,295	10,224	(16,405)
Total shareholders’ equity	161,829	219,826	120,127	78,003	67,892

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
Overview
Questcor is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 FDA approved indications, we currently generate substantially all of our net sales from the following indications:

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

•
Multiple Sclerosis (MS): Acthar is indicated “for the treatment of acute exacerbations of multiple sclerosis in adults. Controlled clinical trials have shown Acthar to be effective in speeding the resolution of acute exacerbations of multiple sclerosis. However, there is no evidence that it affects the ultimate outcome or natural history of the disease.”

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $262 million in free drug we have provided through the National Organization of Rare Disorders, from September 2007 through December 31, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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
Results of Operations
Years Ended December 31, 2012, 2011 and 2010
Net Sales. Net sales, which we derive from our sales of Acthar and Doral, were $509.3 million in 2012, compared to $218.2 million in 2011 and $115.1 million in 2010. The following table sets forth our net sales for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue	$582,097	$268,827	$154,806
Less sales reserves:
Provision for Medicaid rebates	58,205	46,481	37,159
Provision for chargebacks	467	142	106
Provision for Coverage Gap Discount	943	348	—
Provision for Tricare rebates	5,090	1,691	1,202
Co-payment assistance and other	8,100	1,996	1,208
Total sales reserves	72,805	50,658	39,675
Net sales	$509,292	$218,169	$115,131

2012 compared to 2011: Net sales of Acthar increased by approximately 133.8% to $508.9 million for the year ended December 31, 2012 from $217.7 million in 2011. The increase in net sales was attributable to increased vial demand from CuraScript SD, our distributor for Acthar. We shipped 20,741 vials for the year ended December 31, 2012 as compared to 10,710 vials shipped for the year ended December 31, 2011. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by strong prescription growth in each of our NS and MS therapeutic areas.
Net sales for the year ended December 31, 2012 were also positively affected by increases in the price we charge CuraScript SD for Acthar. We increased the price of Acthar on December 27, 2011 by 6.5% and on May 15, 2012 by 5%, and currently charge CuraScript SD $28,430 per vial.
Our net sales are also impacted by the amount of our sales reserves, which are deducted from revenue in the calculation of net sales. During the years ended December 31, 2010, 2011 and 2012, the largest component of our sales reserves related to our provision for Medicaid rebates. This provision is impacted by two factors. First, our business mix across therapeutic areas affects our provision for Medicaid rebates since the percentage of patients that are enrolled in Medicaid varies by therapeutic area. Specifically, a lower percentage of adults are enrolled in Medicaid than are infants. As such, the growth in our NS and MS sales relative to IS sales has resulted in an overall lower percentage of sales being attributable to patients enrolled in Medicaid. Second, the rebate amount for Acthar affects our provision for Medicaid rebates. For the year ended December 31, 2012, we recorded a provision of 12.5% of our gross revenue for sales-related reserves, a decrease from the 18.8% in the year ended December 31, 2011. During the years ended December 31, 2010, 2011 and 2012, the Medicaid rebate amount equaled 100% of the Average Manufacturer Price, or AMP, of Acthar which approximates the amount we charge to CuraScript SD. As such, we did not generate any net sales in connection with Medicaid business. During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset from 100% of the AMP of Acthar to the basic rebate amount of 23.1% of AMP.
We believe that approximately three-quarters of our growth in net sales from 2011 to 2012 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
We believe that Acthar represents a promising potential therapy for patients suffering from the difficult-to-treat, on-label medical conditions for which we currently promote Acthar. Acthar, however, remains relatively unknown to physicians who practice in the relevant medical specialties. As a result, we have expanded our sales force in order to increase our ability to educate such physicians about Acthar's potential benefit to their patients. It is unclear whether this will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. For example, in late December 2012, we received and shipped two orders of Acthar for a total of 360 vials. We believe that distribution channel inventory was at the high end of the normal historic range as of December 31, 2012.
2011 compared to 2010: Net sales of Acthar increased by approximately 90% to $217.7 million for the year ended December 31, 2011 from $114.7 million for the year ended December 31, 2010. The increase in net sales was due to an increase in the number of Acthar vials shipped from 6,696 vials shipped in 2010, up to 10,710 vials shipped in 2011, a reduction in the per vial rebate liability for both Medicaid and TRICARE, and a reduction in the number of Medicaid fee for service prescriptions. This increase was partially offset by an increase in our Medicaid Managed Care Organization rebate, which became effective on March 23, 2010.
Our increased detailing efforts and our initiatives to educate MS specialists about the treatment benefits of Acthar resulted in a significant increase in sales of Acthar to treat select MS exacerbation patients for the year ended December 31, 2011 as compared to the same period in 2010. During the year ended December 31, 2011, new paid Acthar prescriptions processed by our reimbursement support center for the treatment of MS exacerbations increased by approximately 155% as compared to 2010.
Cost of Sales and Gross Profit

	Years Ended December 31,
	2012	2011	2010
Cost of sales	$28,555	$12,459	$8,013
Gross profit	480,737	205,710	107,118
Gross margin	94%	94%	93%
Cost of sales was $28.6 million for the year ended December 31, 2012, as compared to $12.5 million for 2011 and $8.0 million for 2010. We include in cost of sales material costs, packaging, warehousing and distribution, product liability insurance, royalties, quality control (which primarily includes product stability testing), quality assurance and reserves for excess or obsolete inventory. Our gross margin and gross profit was 94% and $480.7 million, respectively, in 2012, as compared to 94% and $205.7 million, respectively, in 2011 and 93% and $107.1 million, respectively, in 2010. The increase in gross profit dollars is due to continued growth in paid prescriptions for all of our indications. The increase in cost of sales was primarily due to an increase in net sales coupled with an increase in the cost for outside product potency testing and an increase in royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to net sales. We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing. Selling and marketing expenses were $114.1 million for the year ended December 31, 2012, as compared to $56.7 million in 2011 and $31.5 million in 2010. The increase of $57.4 million in 2012 as compared to 2011 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We primarily include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
The increase in selling and marketing expenses of $25.2 million in 2011 as compared to 2010 was also due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort.
General and Administrative. General and administrative expenses were $33.6 million for the year ended December 31, 2012, as compared to $17.7 million in 2011 and $10.3 million in 2010. The increase of $15.9 million in 2012 as compared to 2011, as well as the increase of $7.4 million in 2011 as compared to 2010, is due primarily to increases in headcount and headcount-related costs to support our growth, including increased bonus compensation for our bonus-eligible employees, and increased legal costs.
Research and Development. Research and development expenses were $34.3 million in 2012, as compared to $16.8 million in 2011 and $10.9 million in 2010. The increase of $17.5 million in research and development expenses in 2012 as compared to 2011 was primarily due to increases in headcount and headcount-related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS and costs incurred associated with the following clinical studies: (1) the initiation of our Phase 4 dose response clinical trial for idiopathic membranous nephropathy, (2) the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy, and (3) the initiation of our study exploring the efficacy, safety and pharmacodynamics of Acthar in system lupus erythematosus. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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

For the year ended December 31, 2012, approximately 42% of our research and development expenditures were for medical affairs costs, 8% was spent on regulatory costs, 39% was spent on product development costs, and approximately 11% was spent on manufacturing costs.
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
We plan to continue to expand our research and development efforts to support the use of Acthar as a therapeutic alternative for the treatment of NS. In 2011, we started a Phase 4 dose response clinical trial for idiopathic membranous nephropathy and in 2012, we started a pilot safety and efficacy study of Acthar in patients with diabetic nephropathy and proteinuria. These clinical trials will result in a significant increase in research and development expenses through 2013. We may also pursue clinical trials to evaluate the use of Acthar to treat other therapeutic uses, including conditions that are not currently on the label of approved indications for Acthar.
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
Share-based compensation costs. Total share-based compensation costs for the years ended December 31, 2012, 2011 and 2010 were $15.8 million, $7.3 million and $3.7 million, respectively. This increase was primarily due to a significant increase in the number of employees participating in our equity compensation programs. For the year ended December 31, 2012, we granted options to employees and non-employee directors to purchase approximately 1,899,909 shares of our common stock at a weighted average exercise price of $36.16 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. In addition to stock options, we also granted restricted stock awards to certain employees. The total share-based compensation costs related to these restricted stock awards for the years ended December 31, 2012, 2011 and 2010 were $1.8 million, $163,000 and $50,000, respectively. The following table sets forth our share-based compensation costs for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	Years Ended December 31,
	2012	2011	2010
Selling and marketing	$5,360	$4,236	$952
General and administrative	7,467	1,884	1,832
Research and development	2,965	1,206	955
Total share-based compensation expense	$15,792	$7,326	$3,739
Total Other Income. Total other income for the year ended December 31, 2012 was $0.7 million, as compared to $0.6 million for 2011 and $0.5 million for 2010. The increase in total other income of $0.1 million in 2012 as compared to 2011 was the result of an increase in the average cash balances on hand for 2012 as compared to 2011 resulting in higher interest income. The increase in total other income of $0.1 million in 2011 as compared to 2010 was the result of an increase in miscellaneous income offset by a lower yield on our cash, cash equivalent and short-term investment balances year over year.

Income tax expense. Income tax expense for the years ended December 31, 2012, 2011 and 2010 was $99.6 million, $34.2 million and $19.3 million, respectively, and our effective tax rate for financial reporting purposes was approximately 33.5%, 30.0% and 35.5%, respectively. The increase in our effective income tax rate in 2012 as compared to 2011 is due to an increase in nondeductible expense, the absence of research and development tax credits in 2012, and the one-time tax credit recorded in 2011 for the costs incurred in obtaining the orphan drug designation. The decrease in the effective tax rate in 2011 as compared to 2010 is due to the reduction in our state income tax rate because beginning in 2011, California allows for a single apportionment factor and most of our sales are sourced outside of California, and finally, we recorded a one-time tax credit during 2011 for the costs incurred in obtaining the orphan drug designation.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and working capital as of December 31, 2012 and 2011, respectively, were as follows (in thousands):
Financial Assets:

	Years Ended December 31,
	2012	2011
Cash and cash equivalents	$80,608	$88,469
Short-term investments	74,705	121,680
Cash, cash equivalents and short-term investments	$155,313	$210,149
Select measures of liquidity and capital resources:

	Years Ended December 31,
	2012	2011
Current assets	$237,276	$265,600
Current liabilities	90,399	55,721
Working Capital	$146,877	$209,879
Current Ratio	2.62	4.77
Until required for use in our business or returned to shareholders through our dividend, share repurchase program or other method, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. government and agency bonds in accordance with our investment policy. The objective of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
The decrease in cash, cash equivalents and short-term investments was primarily due to the repurchase of 6,759,861 shares of our common stock through our approved stock repurchase plan for $261.8 million, offset by an increase in net sales and the related cash generated from operations. The decrease in our working capital was primarily due to decreases in our cash, cash equivalents and short-term investments, offset by increases in our accounts receivable, inventories, and sales-related reserves.
Our collection terms on our accounts receivable are net 30 days, with approximately 100% of our accounts receivable and net sales generated by our distributor for Acthar, CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies.
We expect continued growth in our research and development expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
During the period from October 1, 2012 through December 31, 2012, we repurchased the following shares of our common stock:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2012	667,207	$24.93	667,207	6,332,793
November 1 - November 30, 2012	80,000	$24.95	80,000	6,252,793
December 1 - December 31, 2012	—	$—	—	6,252,793
Total	747,207	$24.93	747,207

(1)
In February 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this program may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009, our Board of Directors increased the stock repurchase program authorization by an additional 6.5 million shares; on May 9, 2012, our Board of Directors increased the stock repurchase program authorization by an additional 5 million shares; and on September 28, 2012, our Board of Directors increased the stock repurchase program authorization to 7 million shares, including the 3.2 million shares that were remaining under the prior authorization.

Cash Flows
Change in cash and cash equivalents:

	Years Ended December 31,
	2012	2011	2010
Net cash flows provided by operating activities	$219,037	$85,599	$36,557
Net cash flows provided by / (used in) investing activities	44,642	(51,479)	(44,155)
Net cash flows (used in) / provided by financing activities	(271,540)	12,841	3,277
Net change in cash and cash equivalents	$(7,861)	$46,961	$(4,321)
The decrease in net cash and cash equivalents as of December 31, 2012 from December 31, 2011 is primarily due to the repurchase of our common stock and dividends paid, offset by the increased net income achieved in 2012 versus the net income achieved in the same period in 2011. The increase in net cash and cash equivalents as of December 31, 2011 from December 31, 2010 is primarily due to the increased net income achieved in 2011 versus the net income achieved in the same period in 2010.
Operating Activities
The components of cash flows from operating activities, as reported on our Consolidated Statements of Cash Flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, loss on disposal and impairment of property, equipment and intangibles was $217.3 million, $84.6 million and $39.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•
Net cash inflow due to changes in operating assets and liabilities was $1.7 million for the year ended December 31, 2012, which primarily relates to the following: (1) an increase in our sales-related reserves of $3.3 million, which relates to an increase in Acthar gross sales, (2) an increase in accrued compensation of $9.7 million, due to an increase in headcount and overall financial performance affecting the bonus accrual, (3) an increase in income taxes payable of $7.4 million, (4) an increase in accounts payable and other accrued liabilities of $14.3 million, offset by an increase in accounts receivable of $33.6 million, which also relates to an increase in Acthar gross sales.

•
Net cash inflow was $1.0 million for the year ended December 31, 2011, which primarily relates to an increase in accounts payable of $1.6 million, an increase in accrued compensation $7.4 million and an increase in sales related reserves of $12.6 million, which relates to an increase in Acthar gross sales, offset by an increase in accounts receivable of $16.7 million.

•
Net cash outflow was $2.4 million for the year ended December 31, 2010, which primarily relates to an decrease in accounts payable of $9.1 million, offset by an increase in sale-related reserves of $6.6 million, which relates to an increase in Acthar gross sales.

Investing Activities
The components of cash flows from investing activities for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

•	Purchases of property and equipment of $1.1 million for the year ended December 31, 2012, $1.8 million for the year ended December 31, 2011 and $0.7 million for the year ended December 31, 2010; and

•
Purchases of short-term investments of $145.4 million for the year ended December 31, 2012, $162.3 million for the year ended December 31, 2011 and $106.6 million for the year ended December 31, 2010; offset by

•	Maturities of short-term investments of $191.1 million for the year ended December 31, 2012, $112.6 million for the year ended December 31, 2011 and $62.6 million for the year ended December 31, 2010.

Financing Activities
Net cash flows from financing activities for the year ended December 31, 2012, 2011 and 2010 reflected the following:

•
The income tax benefit realized on our share-based compensation plans of $7.5 million for the year ended December 31, 2012, $17.7 million for the year ended December 31, 2011 and $1.3 million for the year ended December 31, 2010; and

•
The issuance of common stock related to both our Employee Stock Purchase Plan and the exercise of stock options for $6.3 million for the year ended December 31, 2012, $6.6 million for the year ended December 31, 2011 and $1.9 million for the year ended December 31, 2010; offset by

•
The repurchase of shares of our common stock of $261.8 million to repurchase 6,759,861 shares of our common stock under our stock repurchase plan for the year ended December 31, 2012 and $11.5 million to repurchase 884,300 shares of our common stock under our stock repurchase plan for the year ended December 31, 2011. No shares of our common stock were repurchased during 2010; and

•	Dividends paid during the year ended December 31, 2012 of $23.5 million. No dividends were paid during the years ended December 31, 2011 and 2010.
On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra for $50.8 million plus up to an additional C$50.0 million ($49.1 million in U.S. dollars as of February 21, 2013) in cash tied to the future performance of BioVectra.
We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 16.0 million shares of our common stock under our stock repurchase plan for $309.9 million through December 31, 2012, at an average price of $19.37 per share. Additionally, we have repurchased 6.2 million shares of our common stock outside of our stock repurchase plan for a total of $30.3 million through December 31, 2012 at an average price of $4.93 per share for a total repurchase value of $340.3 million. As of December 31, 2012, there are 6.3 million shares authorized remaining under our stock repurchase plan.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012. This table does not include potential milestone payments, future sales-based royalty obligations and assumes non-termination of agreements (in thousands):

	Payments Due by Period
	Total	1 Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years
	(In $000’s)
Total contractual cash obligations	$17,393	$5,309	$8,126	$3,845	$113

Total contractual cash obligations include the following:

(1)
As of December 31, 2012 we leased space in three buildings with lease terms expiring in 2014, 2017 and 2018. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2012 was approximately $3.2 million.

•
We lease 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in May 2018. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

•
We lease 15,600 square feet of office space in Ellicott City, Maryland under a lease agreement that expires in October 2017. This facility is occupied by our Product Development and Regulatory Affairs departments.

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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customers, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we also support the patient assistance programs administered by the National Organization of Rare Disorders, or NORD, and the Chronic Disease Fund by providing free drug with a commercial value of over $262 million to patients from September 2007 through December 31, 2012. We do not recognize any revenue from our free drug program.

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
We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS's regulations. For the years ended December 31, 2012, 2011 and 2010, the rebate amount equaled 100% of the Average Manufacturer Price, or AMP, of Acthar which approximates the amount we charge to CuraScript SD. During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset from 100% of the AMP of Acthar to the basic rebate of 23.1% of AMP.
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

Using similar processes, we estimate the end of period liability and the sales reserve needed for TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Coverage Gap Discount Program took effect on January 1, 2011. We do not believe this program has or will have a material effect on our cash flows or results of operations.
Our resulting total sales reserve includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS, NS and rheumatology related-conditions are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to CuraScript SP (which is owned by CuraScript SD) than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at January 1	$29,874	$17,384	$11,070
Actual Medicaid rebate payments for sales made in prior year	(18,449)	(9,104)	(7,929)
Actual Medicaid rebate payments for sales made in current year	(35,709)	(24,887)	(22,916)
Current Medicaid rebate provision for sales made in prior year	1,153	8	664
Current Medicaid rebate provision for sales made in current year	57,052	46,473	36,495
Balance at December 31	$33,921	$29,874	$17,384
TRICARE Retail Pharmacy Programs
The Department of Defense, or DoD, TRICARE Retail Pharmacy program became effective on May 26, 2009 pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies. The regulations further require that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for TRICARE rebates as of the year ended December 31, 2009, which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD's regulation. During the year ended December 31, 2012, we paid $1.7 million for the periods January 28, 2008 through June 30, 2009. We believe our residual reserve of $1.8 million is sufficient to cover the remaining period of July 1, 2009 through December 31, 2009.

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at January 1	$4,095	$4,125	$3,530
Actual Tricare rebate payments for sales made in prior year	(2,296)	(642)	—
Actual Tricare rebate payments for sales made in current year	(3,667)	(1,079)	(607)
Current Tricare rebate provision for sales made in prior year	—	1	—
Current Tricare rebate provision for sales made in current year	5,090	1,690	1,202
Balance at December 31	$3,222	$4,095	$4,125
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
Total Sales-related Reserves
At December 31, 2012 and 2011, respectively, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2012	2011
Medicaid rebates	$33,921	$29,874
Tricare rebates	3,222	4,095
Coverage Gap Discount Program rebates	194	100
Government chargebacks	38	40
Other discounts	1	10
Total	$37,376	$34,119
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

At December 31, 2012, there was $19.1 million of total unrecognized compensation cost related to unvested restricted stock awards and $27.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.4 years.
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
Income tax expense for the years ended December 31, 2012, 2011 and 2010 was $99.6 million, $34.2 million and $19.3 million, respectively, and our effective tax rate for financial reporting purposes was approximately 33.5%, 30.0% and 35.5%, respectively. The increase in our effective income tax rate in 2012 as compared to 2011 is due to an increase in nondeductible expense, the absence of research and development tax credits in 2012, and the one-time tax credit recorded in 2011 for the costs incurred in obtaining the orphan drug designation. The decrease in the effective tax rate in 2011 as compared to 2010 is due to the reduction in our state income tax rate because beginning in 2011, California allows for a single apportionment factor and most of our sales are sourced outside of California, and finally, we recorded a one-time tax credit during 2011 for the costs incurred in obtaining the orphan drug designation.
As of December 31, 2012, we have recorded a liability for unrecognized tax benefits of $1.2 million related to various federal and state income tax matters. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2012, 2011 and 2010, interest and penalties were recorded for unrecognized tax benefits of $99,000, $11,000 and $166,000, respectively. As of December 31, 2012 and 2011, our accrual for interest and penalties on any unrecognized tax benefits was $6,000 and $126,000, respectively. We do not expect unrecognized tax benefits to change significantly over the next 12 months.
Recent Accounting Pronouncements
        In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2012-02 “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU No. 2012-02. ASU No. 2012-02 applies to testing the decline in realizable value of indefinite-lived intangibles other than goodwill, and applies to all public, private, and not-for-profit organizations. ASU No. 201-02 allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary. FASB’s previous guidance required an organization to compare the fair value of an indefinite-lived intangible asset with its carrying amount at least annually to test for impairment. If the asset’s carrying amount exceeded its fair value, the difference was recognized as an impairment loss. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after Sept. 15, 2012. Early adoption is permitted. We plan to adopt ASU No. 2012-02 for fiscal year December 31, 2013 and do not anticipate a material effect on our financial position or results of operations.

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
International sales of our products are immaterial. Accordingly, we have not had any exposure to foreign currency rate fluctuations. However, with the acquisition of BioVectra in January 2013, international sales as a component of our total sales will increase and we will have increased exposure to foreign currency rate fluctuations.

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
The audit report of OUM on our financial statements as of and for the fiscal year ended December 31, 2010 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
In connection with the audit of our financial statements for the fiscal year ended December 31, 2010, and in the subsequent interim period through March 4, 2011, the date of the dismissal of OUM, (i) there were no disagreements with OUM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to OUM’s satisfaction, would have caused OUM to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.
OUM has provided us with a letter stating that they agree that there were no disagreements during the fiscal year ended December 31, 2010 and through March 4, 2011, and we filed a copy of such letter as Exhibit 16.1 to our Current Report on Form 8-K, filed on March 9, 2011, which was within the time periods prescribed by the SEC.
On March 7, 2011, our audit committee approved the appointment and engagement of BDO USA, LLP, or BDO, to serve as our independent registered public accounting firm, effective as of March 7, 2011.
During the fiscal year ended December 31, 2010 and in the subsequent interim period through March 7, 2011, neither the Company, nor anyone acting on its behalf, consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report nor oral advice was provided by BDO, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures, that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control over Financial Reporting and Remediation Plans
We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13(a) – 15(f) and 15(d) – 15(f) under the Exchange Act) during the fourth fiscal quarter of the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.
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

(d)	Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Questcor Pharmaceuticals, Inc.

We have audited Questcor Pharmaceuticals, Inc.’s, or the Company’s, internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Questcor Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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
In our opinion, Questcor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended and the financial statement schedule of Questcor Pharmaceuticals, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Orange County, California
February 27, 2013

Item 9B. Other Information
2012 Executive Compensation Information
For 2012, our executive officers, together with our non-field based employees outside the areas of Compliance and Medical Affairs, participated in an annual incentive compensation pool based on our level of operating income. For 2012, our operating income was $296.5 million, a 162% increase over our $113.1 million in operating income in 2011.
2012 Incentive Compensation

Name	Title	2012 Cash Incentive Compensation	2012 Stock Award (1)
Don M. Bailey	President and Chief Executive Officer	$1,950,000	70,972
Stephen L. Cartt	Chief Operating Officer	$1,050,000	24,689
David J. Medeiros	Executive Vice President and Chief Technical Officer	$742,500	17,459
Michael H. Mulroy	Senior Vice President, Chief Financial Officer and General Counsel	$660,000	15,519
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	$900,000	21,162

(1)	Shares granted as part of 2012 incentive compensation consist of time-based vesting and vest one-year following the grant date.
2013 Executive Compensation Information
Various annual executive compensation decisions for 2013, as described in the tables below, were ratified and approved at a meeting of our Board of Directors on February 24, 2013.
2013 Base Salaries

Name	Title	2013 Salary (1)
Don M. Bailey	President and Chief Executive Officer	$832,000
Stephen L. Cartt	Chief Operating Officer	$520,000
David J. Medeiros	Executive Vice President and Chief Technical Officer	$468,000
Michael H. Mulroy	Senior Vice President, Chief Financial Officer and General Counsel	$457,600
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	$520,000

(1)	2013 base salaries represent 4% increases over 2012 base salaries.
2013 Incentive Compensation Target Levels

Name	Title	2013 Incentive Compensation Target(1)
Don M. Bailey	President and Chief Executive Officer	100%
Stephen L. Cartt	Chief Operating Officer	70%
David J. Medeiros	Executive Vice President and Chief Technical Officer	55%
Michael H. Mulroy	Senior Vice President, Chief Financial Officer and General Counsel	55%
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	60%

(1)	Targets are expressed as a percentage of the officer’s 2013 base salary. Percentages for Mr. Bailey, Mr. Cartt, Mr. Medeiros and Dr. Young unchanged from prior year.
Grant of Restricted Stock Awards

Name	Title	Shares Subject to Award
Don M. Bailey	President and Chief Executive Officer	170,500	(1)
Stephen L. Cartt	Chief Operating Officer	62,000	(2)
David J. Medeiros	Executive Vice President and Chief Technical Officer	36,500	(3)
Michael H. Mulroy	Senior Vice President, Chief Financial Officer, and General Counsel	36,500	(4)
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	50,000	(5)

1.	85,250 shares of Mr. Bailey's grant consist of time-based vesting and 85,250 shares of Mr. Bailey's grant vest upon the achievement of certain performance goals and targets.

2.	31,000 shares of Mr. Cartt's grant consist of time-based vesting and 31,000 shares of Mr. Cartt's grant vest upon the achievement of certain performance goals and targets.

3.	18,250 shares of Mr. Medeiros' grant consist of time-based vesting and 18,250 shares of Mr. Medeiros' grant vest upon the achievement of certain performance goals and targets.

4.	18,250 shares of Mr. Mulroy's grant consist of time-based vesting and 18,250 shares of Mr. Mulroy's grant vest upon the achievement of certain performance goals and targets.

5.	25,000 shares of Dr. Young's grant consist of time-based vesting and 25,000 shares of Dr. Young's grant vest upon the achievement of certain performance goals and targets.

Executive Officers of Registrant

Biographical information for our executive officers is set forth below.
Don M. Bailey, 67, President and CEO, joined our Board in May 2006. Mr. Bailey was appointed our interim President in May 2007. Mr. Bailey was appointed President and Chief Executive Officer in November 2007. Mr. Bailey is currently the non-executive Chairman of the Board of STAAR Surgical Company. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the Chairman of the Board of Comarco, Inc. from 1998 until 2007 and served as Comarco’s Chief Executive Officer from 1991 to 2000. Mr. Bailey has been Chairman of the Board of STAAR since April 2005. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University.
Stephen L. Cartt, 50, Chief Operating Officer, joined us in March 2005. On February 15, 2012, our Board appointed Mr. Cartt, the Company’s current Executive Vice President and Chief Business Officer, as the Company’s Chief Operating Officer. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Prior to that, Mr. Cartt held a variety of R&D and Commercial positions at ALZA Corporation during the period July 1985 to March 2000.  Mr. Cartt holds a B.S. degree from the University of California at Davis in biochemistry, and an M.B.A. from Santa Clara University.
David J. Medeiros, 61, Executive Vice President and Chief Technical Officer, joined us in June 2003 as Vice President, Manufacturing. On February 15, 2012, our Board appointed Mr. Medeiros, the Company’s Senior Vice President, Manufacturing, to the position of Executive Vice President and Chief Technical Officer. Prior to joining us, Mr. Medeiros served as Senior Director, Manufacturing at Titan Pharmaceuticals, Inc. from November 2000 to June 2003. Mr. Medeiros holds a B.S. degree in chemical engineering from San Jose State University, a Master’s degree in chemical engineering from University of California, Berkeley and an M.B.A. from the University of California at Berkeley.
David Young, Ph.D., 60, Chief Scientific Officer, joined our Board of Directors in September 2006. Dr. Young was appointed Chief Scientific Officer in October 2009. Prior to joining Questcor as an executive officer, Dr. Young was a member of our board of directors from September 2006 until his commencement of employment with the Company. Dr. Young was President of AGI Therapeutics, Inc. from 2006 to 2009. Previously, Dr. Young was the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, from 2003 to 2006, and founder and CEO of GloboMax LLC, a contract drug development firm purchased by ICON plc in 2003, from 1997 to 2003. Prior to forming GloboMax, Dr. Young was an Associate Professor at the School of Pharmacy, University of Maryland where he held a number of roles including Director of the Pharmacokinetics and Biopharmaceutics Lab and Managing Director of the University of Maryland-VA Clinical Research Unit. Dr. Young holds a B.S. degree in physiology from the University of California, Berkeley, an M.S. degree in physics from the University of Wisconsin-Madison, a Pharm.D. from the University of Southern California and a Ph.D. in pharmaceutical sciences from the University of Southern California.
Michael H. Mulroy, 46, Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary, joined us in January 2011. Mr. Mulroy is a member of the Board of Directors of Comarco, Inc., a leading developer and designer of mobile power adapters. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004, and represented Questcor and other publicly-traded companies. From 1997 to 2003, Mr. Mulroy was an investment banker at Merrill Lynch and Citigroup. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. (Economics) from the University of Chicago.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
See Executive Officers of Registrant under Item 9B for biographical information for our executive officers. Other information related to Questcor's Directors required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this Annual Report by reference.
The remaining information required by this item will be set forth in our definitive proxy statement for our 2013 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Item 11. Executive Compensation
In accordance with Instruction G (3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for the 2013 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2012:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	6,446,618	$16.52	3,461,021
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	6,446,618	$16.52	3,461,021
The remaining information required by this item will be set forth in our definitive proxy statement for the 2013 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with Instruction G-(3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for our 2013 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.

Item 14. Principal Accountant Fees and Services
In accordance with Instruction G-(3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for our 2013 Annual Meeting of our Shareholders and is incorporated in this Annual Report by reference.
Consistent with Section 10A-(i)-(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by BDO USA, LLP for the year ended December 31, 2012 and 2011, our external auditors, and OUM & Co. LLP, for the year ended December 31, 2010, respectively. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved Grant Thornton, LLP for non-audit services related to the preparation of federal and state income tax returns, and tax advice in preparing for and in connection with such filings.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements
1. Financial Statements. Our financial statements and the Reports of Independent Registered Public Accounting Firm are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. The following financial statement schedule is included in Item 15(a)(2): Valuation and Qualifying Accounts.
3. Exhibits. The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

By	/s/ Don M. Bailey
Don M. Bailey President and Chief Executive Officer
Dated: February 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON M. BAILEY Don M. Bailey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ MICHAEL H. MULROY Michael H. Mulroy	Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary (Principal Financial and Accounting Officer)	February 27, 2013

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman of the Board	February 27, 2013

/s/ MITCHELL BLUTT Mitchell Blutt	Director	February 27, 2013

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	February 27, 2013

/s/ STEPHEN C. FARRELL Stephen C. Farrell	Director	February 27, 2013

/s/ LOU SILVERMAN Lou Silverman	Director	February 27, 2013

/s/ SCOTT WHITCUP Scott Whitcup	Director	February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Orange County, California
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheet of Questcor Pharmaceuticals, Inc. as of December 31, 2010, and the related consolidated statement of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Questcor Pharmaceuticals, Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ OUM & Co. LLP
San Francisco, California
February 22, 2011

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$80,608	$88,469
Short-term investments	74,705	121,680
Total cash, cash equivalents and short-term investments	155,313	210,149
Accounts receivable, net of allowance for doubtful accounts of $0 at both December 31, 2012 and 2011, respectively	61,417	27,801
Inventories, net of allowances for excess and obsolescence of $52 and $0 at December 31, 2012 and 2011, respectively.	9,909	5,226
Prepaid income taxes	—	6,940
Prepaid expenses and other current assets	4,900	3,391
Deferred tax assets	5,737	12,093
Total current assets	237,276	265,600
Property and equipment, net	2,073	1,970
Purchased technology, net	1,493	2,778
Deposits and other assets	70	56
Deferred tax assets	11,519	5,404
Total assets	$252,431	$275,808
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,069	$5,503
Accrued compensation	21,300	11,590
Sales-related reserves	37,376	34,119
Income taxes payable	7,360	—
Other accrued liabilities	11,294	4,509
Total current liabilities	90,399	55,721
Lease termination, deferred rent and other non-current liabilities	203	261
Total liabilities	90,602	55,982
Commitments and contingencies (see Note 6)
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized; 58,544,206 and 63,645,781 shares issued and outstanding at December 31, 2012 and 2011, respectively	15,938	94,976
Retained earnings	145,851	124,886
Accumulated other comprehensive income (loss)	40	(36)
Total shareholders’ equity	161,829	219,826
Total liabilities and shareholders’ equity	$252,431	$275,808
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$509,292	$218,169	$115,131
Cost of sales (exclusive of amortization of purchased technology)	28,555	12,459	8,013
Gross profit	480,737	205,710	107,118
Operating expenses:
Selling and marketing	114,139	56,728	31,519
General and administrative	33,596	17,743	10,279
Research and development	34,269	16,778	10,934
Depreciation and amortization	1,219	1,044	546
Impairment of goodwill and intangibles	987	299	—
Total operating expenses	184,210	92,592	53,278
Income from operations	296,527	113,118	53,840
Other income:
Interest and other income, net	703	627	533
Total other income	703	627	533
Income before income taxes	297,230	113,745	54,373
Income tax expense	99,555	34,154	19,302
Net income	$197,675	$79,591	$35,071
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects.	76	(59)	37
Comprehensive Income	$197,751	$79,532	$35,108

Net income per share applicable to common shareholders:
Basic	$3.28	$1.27	$0.56
Diluted	$3.14	$1.21	$0.54
Shares used in computing net income per share applicable to common shareholders:
Basic	60,243	62,498	62,112
Diluted	63,045	66,010	64,741
Dividends declared per common share	$0.40	$—	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balances at December 31, 2009	61,726,609	$67,793	$10,224	$(14)	$78,003
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	30,000	3,739	—	—	3,739
Issuance of common stock pursuant to employee stock purchase plan	149,127	732	—	—	732
Issuance of common stock upon exercise of stock options	517,936	1,210	—	—	1,210
Cancellation of shares related to tax liability	(5,208)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	1,335	—	—	1,335
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	37	37
Net income	—	—	35,071	—	35,071
Total comprehensive income	—	—	—	—	35,108
Balances at December 31, 2010	62,418,464	74,809	45,295	23	120,127
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	31,762	7,326	—	—	7,326
Issuance of common stock pursuant to employee stock purchase plan	90,650	1,358	—	—	1,358
Issuance of common stock upon exercise of stock options	1,991,857	5,224	—	—	5,224
Repurchase of common stock	(884,300)	(11,453)	—	—	(11,453)
Cancellation of shares related to tax liability	(2,652)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	17,712	—	—	17,712
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	(59)	(59)
Net income	—	—	79,591	—	79,591
Total comprehensive income	—	—	—	—	79,532
Balances at December 31, 2011	63,645,781	94,976	124,886	(36)	219,826
Stock compensation for equity incentives and restricted common stock granted to employees, net of cancellations	752,771	15,792			15,792
Issuance of common stock pursuant to employee stock purchase plan	92,030	2,660			2,660
Issuance of common stock upon exercise of stock options	819,085	3,675			3,675
Repurchase of common stock	(6,759,861)	(108,653)	(153,177)		(261,830)
Dividends paid	—	—	(23,533)	—	(23,533)
Cancellation of shares related to tax liability	(5,600)	—
Income tax benefit realized from share-based compensation plans		7,488			7,488
Comprehensive income (loss):
Net unrealized loss on investments		—		76	76
Net income		—	197,675		197,675
Total comprehensive income		—			197,751
Balances at December 31, 2012	58,544,206	$15,938	$145,851	$40	$161,829
 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities
Net income	$197,675	$79,591	$35,071
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	15,792	7,326	3,739
Deferred income taxes	241	(4,896)	(1,029)
Amortization of investments	1,330	1,250	678
Depreciation and amortization	1,219	1,044	546
Impairment of goodwill and intangibles	987	299	—
Loss on disposal of property and equipment	72	11	—
Changes in operating assets and liabilities:
Accounts receivable	(33,616)	(16,673)	3,705
Inventories	(4,683)	(1,500)	(348)
Prepaid income taxes	6,940	(3,408)	(3,532)
Prepaid expenses and other current assets	(1,509)	(1,527)	(702)
Accounts payable	7,566	1,634	(9,052)
Accrued compensation	9,710	7,432	2,018
Sales-related reserves	3,257	12,608	6,589
Income taxes payable	7,360	—	—
Other accrued liabilities	6,780	2,526	(255)
Other non-current liabilities	(84)	(118)	(871)
Net cash provided by operating activities	219,037	85,599	36,557
Cash Flows From Investing Activities
Purchase of short-term investments	(145,384)	(162,301)	(106,647)
Proceeds from the sale and maturities of short-term investments	191,105	112,636	62,560
Purchase of property, equipment and leasehold improvements	(1,065)	(1,823)	(713)
Changes in deposits and other assets	(14)	9	645
Net cash provided by / (used in) investing activities	44,642	(51,479)	(44,155)
Cash Flows From Financing Activities
Income tax benefit realized from share-based compensation plans	7,488	17,712	1,335
Issuance of common stock, net	6,335	6,582	1,942
Dividends paid	(23,533)	—	—
Repurchase of common stock	(261,830)	(11,453)	—
Net cash (used in) / provided by financing activities	(271,540)	12,841	3,277
(Decrease) / increase in cash and cash equivalents	(7,861)	46,961	(4,321)
Cash and cash equivalents at beginning of year	88,469	41,508	45,829
Cash and cash equivalents at end of year	$80,608	$88,469	$41,508
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23	$16	$7
Cash paid for income taxes	$77,556	$25,278	$23,185

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligation	$31	$34	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
The Company
Questcor is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 FDA approved indications, we currently generate substantially all of our net sales from the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $262 million in free drug we have provided through the National Organization of Rare Disorders, from September 2007 through December 31, 2012, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of December 31, 2012 none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the years ended December 31, 2012, 2011 and 2010. We base the cost of securities sold upon the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income and Comprehensive Income, in Interest and other income, net.

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
We extend credit to our customers, which consist of CuraScript Specialty Distributor, or CuraScript SD, a specialty distributor for Acthar, and large drug wholesalers for the distribution of Doral. We have not experienced significant credit losses on our customer accounts. The relative share of our accounts receivable and gross product sales are as follows:

	Years Ended December 31,
% of Accounts Receivable	2012	2011
CuraScript SD	100%	100%
Other customers	—%	—%
	100%	100%

	Years Ended December 31,
% of Gross Product Sales	2012	2011	2010
CuraScript SD	100%	100%	99%
Other customers	—%	—%	1%
	100%	100%	100%
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

As of September 30, 2012, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. We utilized both current and historical financial data and developed a discounted cash flow model. Based on the results of our analysis, we may not recover and therefore wrote off $1.0 million of the remaining asset value as of September 30, 2012. As of December 31, 2011, we had not yet made this determination.

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
As of December 31, 2012, we have recorded a liability for unrecognized tax benefits of $1.2 million related to various federal and state income tax matters. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2012, 2011 and 2010, interest and penalties were recorded for unrecognized tax benefits of $99,000, $11,000 and $166,000, respectively. As of December 31, 2012 and 2011, our accrual for interest and penalties on any unrecognized tax benefits was $6,000 and $126,000, respectively. We do not expect unrecognized tax benefits to change significantly over the next 12 months.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605, from sales of Acthar and Doral. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss has passed to our customers, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For sales of both of our products, we do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we also support the patient assistance programs administered by the National Organization of Rare Disorders, or NORD, and the Chronic Disease Fund. These and other patient-oriented support programs have now provided free drug with a commercial value of over $262 million to patients since September 2007 through December 31, 2012. We do not recognize any revenue from our free drug program.
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

Net Sales
The following table sets forth our net sales for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue	$582,097	$268,827	$154,806
Less sales reserves:
Provision for Medicaid rebates	58,205	46,481	37,159
Provision for chargebacks	467	142	106
Provision for Coverage Gap Discount	943	348	—
Provision for Tricare rebates	5,090	1,691	1,202
Co-payment assistance and other	8,100	1,996	1,208
Total sales reserves	72,805	50,658	39,675
Net sales	$509,292	$218,169	$115,131
We record net sales after establishing reserves for the following:

•	Medicaid rebates;

•	TRICARE retail program rebates;

•	Medicare Part D Coverage Gap Discount Program rebates;

•	Chargebacks due to other government programs;

•	Questcor-sponsored co-pay assistance programs;

•	Returns, which have historically been immaterial; and

•	Other deductions such as payment discounts.

We currently provide our products to Medicaid participants under an agreement with the Center for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS's regulations. For the years ended December 31, 2012, 2011 and 2010, the rebate amount equaled 100% of the Average Manufacturer Price, or AMP, of Acthar which approximates the amount we charge to CuraScript SD. During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset from 100% of the AMP of Acthar to the basic rebate of 23.1% of AMP.
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

Using similar processes, we estimate the end of period liability and the sales reserve needed for TRICARE retail program rebates, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates (commonly referred to as the Medicare Part D “donut hole”), and chargebacks due to other government programs. The Coverage Gap Discount Program took effect on January 1, 2011. We do not believe this program has or will have a material effect on our cash flows or results of operations.
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
Medicaid Rebates and the National Health Care Legislation
In March 2010, Congress passed, and the President signed into law, the Health Care Reform Acts. The Health Care Reform Acts contain a number of provisions that have impacted, both positively and negatively, our financial position, results of operations and cash flows. The provisions of the Health Care Reform Acts have reduced the rebate provided to states for prescriptions filled for Medicaid patients to 100% of the AMP, which approximates the amount we charge to CuraScript SD. Before the passage of the Health Care Reform Acts, the formula used to calculate the per vial rebate required us to rebate 110% of the AMP of Acthar. Effective March 23, 2010, the Health Care Reform Acts extended Medicaid rebates to Medicaid Managed Care Organization plans. Medicaid Managed Care Organization plans provide for the delivery of Medicaid health benefits and additional services through an arrangement between a state Medicaid agency and managed care organizations. Our provision for expected Medicaid rebate liability and our quarterly sales reserves have included an estimate for Medicaid Managed Care Organization usage since March 23, 2010.

Changes made by the Healthcare Reform Acts were expected to result in the coverage of 32 million uninsured individuals. Approximately half of these individuals will be covered with private sector coverage through the new state-based Health Insurance Exchanges effective in 2014. The remaining approximately 16 million uninsured individuals are expected to be covered through an expansion of the Medicaid program at the state level. Specifically, effective in 2014, individuals with incomes between the state's current eligibility level and 133% of the federal poverty level become eligible for Medicaid. The expansion will be effectuated through an increase in the Medicaid eligibility income limit from a state's current eligibility levels to 133% of the federal poverty limit. It was expected that all states would expand their Medicaid programs in this manner as there was a provision in the Healthcare Reform Acts that penalized states for not doing so. However, the Supreme Court of the United States, in National Federation of Independent Business v. Sebelius, struck down the penalty provision, so it is unclear how many states will expand their Medicaid programs by raising their income limit to 133% of the federal poverty level. To the extent states do expand their Medicaid programs, we expect this expanded eligibility to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Healthcare Reform Acts.
TRICARE Retail Pharmacy Programs
The Department of Defense, or DoD, TRICARE Retail Pharmacy program became effective on May 26, 2009, pursuant to section 703 of the National Defense Authorization Act of 2008. This program and its regulations require manufacturers to pay rebates, retroactive to January 28, 2008, to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies. The regulation further requires that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which requires manufacturers to provide the DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. As a result, we established a sales reserve of $3.5 million for TRICARE rebates as of the year ended December 31, 2009 which covered 100% of our estimated liability for the time period January 28, 2008 through December 31, 2009. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD's regulation.  During the year ended December 31, 2012, we paid $1.7 million for the periods January 28, 2008 through June 30, 2009. We believe our residual reserve of $1.8 million is sufficient to cover the remaining period of July 1, 2009 through December 31, 2009.
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
Total Sales-related Reserves
At December 31, 2012 and 2011 sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Medicaid rebates	$33,921	$29,874
Tricare rebates	3,222	4,095
Coverage Gap Discount Program rebates	194	100
Government chargebacks	38	40
Other discounts	1	10
Total	$37,376	$34,119

The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at January 1	$29,874	$17,384	$11,070
Actual Medicaid rebate payments for sales made in prior year	(18,449)	(9,104)	(7,929)
Actual Medicaid rebate payments for sales made in current year	(35,709)	(24,887)	(22,916)
Current Medicaid rebate provision for sales made in prior year	1,153	8	664
Current Medicaid rebate provision for sales made in current year	57,052	46,473	36,495
Balance at December 31	$33,921	$29,874	$17,384

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at January 1	$4,095	$4,125	$3,530
Actual Tricare rebate payments for sales made in prior year	(2,296)	(642)	—
Actual Tricare rebate payments for sales made in current year	(3,667)	(1,079)	(607)
Current Tricare rebate provision for sales made in prior year	—	1	—
Current Tricare rebate provision for sales made in current year	5,090	1,690	1,202
Balance at December 31	$3,222	$4,095	$4,125
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
At December 31, 2012, there was $19.1 million of total unrecognized compensation cost related to unvested restricted stock awards and $27.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.4 years.

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
The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the years ended December 31, 2012, 2011 and 2010 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2012	2011	2010
Net income applicable to common shareholders	$197,675	$79,591	$35,071
Shares used in computing net income per share applicable to common shareholders:
Basic	60,243	62,498	62,112
Effect of dilutive potential common shares:
Stock options	2,744	3,497	2,614
Restricted stock	58	15	15
Diluted	63,045	66,010	64,741
Net income per share applicable to common shareholders:
Basic	$3.28	$1.27	$0.56
Diluted	$3.14	$1.21	$0.54

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the years ended December 31, 2012, 2011 and 2010 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	1,189	82	309
Basic and diluted net income per share also takes into consideration the two-class method. Under the two-class method, undistributed net income is allocated to common stock and unvested participating securities based on their respective rights to share in dividends. We have determined that restricted stock awards represent participating securities and, therefore, require the use of the two-class method for the calculation of basic and diluted earnings per share. The following table sets forth the calculation of unallocated undistributed earnings, both basic and diluted, using the two-class method for amounts attributable to our common stock and our restricted stock awards (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income applicable to common shareholders	$197,675	$79,591	$35,071
Less: Dividends	23,682	—	—
Undistributed earnings	$173,993	$79,591	$35,071

Common stock undistributed earnings	173,325	79,591	35,071
Unvested restricted stock award undistributed earnings	668	—	—
Total undistributed earnings	$173,993	$79,591	$35,071
Segment Information
We have determined that we operate in one business segment.
Subsequent Events
On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra Inc for $50.8 million. BioVectra could also receive additional cash consideration, based on BioVectra's financial results over the next three years. The contingent payments could result in the payment of up to an additional C$50.0 million ($49.1 million in U.S. dollars as of February 21, 2013). BioVectra is a manufacturer to several of the pharmaceutical industry's leading pharmaceutical companies. BioVectra manufactures the API in Acthar. We intend to have BioVectra continue to operate independently under its existing management team for the foreseeable future.
The initial accounting for the business combination is incomplete at the time the financial statements were issued due to the fact that the valuations of assets, liabilities, and contingencies are ongoing.
During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset from 100% of the AMP of Acthar to the basic rebate of 23.1% of AMP.
In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, with such increase occurring with the quarterly cash dividend to be paid in the second quarter of 2013.
We evaluated subsequent events that have occurred after December 31, 2012, and through the issuance date, and determined that there were no additional events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.
Recent Accounting Pronouncements
    In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2012-02 “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU No. 2012-02. ASU No. 2012-02 applies to testing the decline in realizable value of indefinite-lived intangibles other than goodwill, and applies to all public, private, and not-for-profit organizations. ASU No. 201-02 allows an organization the option of first assessing qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary. FASB’s previous guidance required an organization to compare the fair value of an indefinite-lived intangible asset with its carrying amount at least annually to test for impairment. If the asset’s carrying amount exceeded its fair value, the difference was recognized as an impairment loss. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after Sept. 15, 2012. Early adoption is permitted. We plan to adopt ASU No. 2012-02 for fiscal year December 31, 2013 and do not anticipate a material effect on our financial position or results of operations.

2. Balance Sheet Details
Inventories
We state inventories, net of allowances, at the lower of cost (first-in, first-to-expire) or market. Inventories, net of allowances, at December 31, 2012 and 2011 consist of the following (in thousands):

	Years Ended December 31,
	2012	2011
Raw materials	$9,271	$4,841
Finished goods	690	385
Less allowance for excess and obsolete inventories	(52)	—
	$9,909	$5,226
Property and Equipment
Equipment, furniture and leasehold improvements and related accumulated depreciation and amortization are as following (in thousands):

	Years Ended December 31,
	2012	2011
Laboratory equipment	$—	$8
Manufacturing equipment	822	740
Office equipment, furniture and fixtures	2,644	2,169
Leasehold improvements	1,349	946
	4,815	3,863
Less accumulated depreciation and amortization	(2,742)	(1,893)
	$2,073	$1,970
Total depreciation and amortization expense amounted to $0.9 million, $0.7 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

3. Short-Term Investments and Fair Value Measurements
A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Cash equivalents	$7,740	$—	$—	$7,740
Short-term investments:
Certificates of deposit	$720	$2	$—	$722
Corporate bonds	47,857	29	(8)	47,878
U.S. Government-sponsored enterprises	24,699	13	—	24,712
Municipal bonds	1,395	1	(3)	1,393
	$74,671	$45	$(11)	$74,705
December 31, 2011
Cash equivalents	$6,423	$—	$—	$6,423
Short-term investments:
Certificates of deposit	$2,240	$2	$—	$2,242
Corporate Bonds	66,378	30	(69)	66,339
Government-sponsored enterprises	42,764	6	(16)	42,754
Municipal bonds	10,343	5	(3)	10,345
	$121,725	$43	$(88)	$121,680
The amortized cost and fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,084	$34,101
Due after one through two years	40,587	40,604
Total available-for-sale securities	$74,671	$74,705
As of December 31, 2012, the average contractual maturity of our short-term investments was approximately 14 months.
As of December 31, 2012, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$—	$—	$—	$—
Corporate bonds	(6)	9,509	(2)	2,600
U.S. Government-sponsored enterprises	—	—	—	—
Municipal bonds	—	322	(3)	203
Total	$(6)	$9,831	$(5)	$2,803
The gross unrealized losses reported above for December 31, 2012 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through December 31, 2012. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of December 31, 2012, all of our assets and liabilities are valued using Level 1 inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Basis of Fair Value Measurements
	Balance at December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$7,740	$7,740	$—	$—
Certificates of deposit	722	722	—	—
Corporate bonds	47,878	47,878	—	—
Government-sponsored enterprises	24,712	24,712	—	—
Municipal bonds	1,393	1,393	—	—
Total	$82,445	$82,445	$—	$—
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
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2012 and 2011, other than our purchased technology and goodwill associated with a 1999 transaction, which were impaired during the years ended December 31, 2012 and 2011, respectively. The fair value of our purchased technology at December 31, 2012 was $1.5 million and the net realizable value of our goodwill December 31, 2011 was zero.

4. Purchased Technology and Goodwill
Purchased technology consists of the following (in thousands):

	Years Ended December 31,
	2012	2011
Purchased technology	$4,386	$4,386
Less accumulated amortization	(2,893)	(1,608)
Total	$1,493	$2,778
Purchased technology at December 31, 2012 and 2011 consists of our acquisition costs for Doral. At September 30, 2012, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. We utilized both current and historical financial data and developed a discounted cash flow model. This is a Level 3 measurement in the Fair Value Hierarchy. Based on the results of our analysis, we may not recover and wrote off $1.0 million of the remaining asset value as of September 30, 2012. As of December 31, 2011, we had not yet made this determination. Amortization expense for purchased technology totaled $1.3 million (which included an impairment charge of $1.0 million), $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Goodwill consists of the following (in thousands):

	Years Ended December 31,
	2012	2011
Goodwill	$1,023	$1,023
Less accumulated amortization (pre-2011 amortization) and impairment	(1,023)	(1,023)
Total	$—	$—
As of December 31, 2011, we determined the carrying value of the remaining goodwill was impaired and, therefore, charged the remaining balance to impairment of goodwill. This is a Level 3 measurement in the Fair Value Hierarchy.

5. Preferred Stock and Shareholders’ Equity
Preferred Stock

At December 31, 2012 and 2011, we had 5,334,285 shares of Preferred Stock authorized, no par value, and no shares of Preferred Stock were issued and outstanding.
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
During the year ended December 31, 2011, we used $11.5 million of our cash to repurchase 884,300 shares of our common stock. During the year ended December 31, 2012, we used $261.8 million of our cash to repurchase 6,759,861 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 16.0 million shares of our common stock for $309.9 million through December 31, 2012, at an average price of $19.37 per share. As of December 31, 2012, there are approximately 6.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 22.2 million for $340.3 million at an average price of $15.36 per share.
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
The purpose of the ESPP is to provide all of our employees with an opportunity to purchase our common stock through accumulated payroll deductions. Any person who is employed by us on the offering date, for at least 20 hours per week and more than five months in any calendar year, is eligible to participate in the ESPP. Under the ESPP, eligible employees could have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of our common stock. Generally, the purchase price per share at which shares are sold under the ESPP is the lower of 85% of the fair market value of a share of our common stock on the first day of each offering period or 85% of the fair market value of a share of our common stock on the last day of each three month purchase period. December 31, 2012, 2011 and 2010, 92,030, 90,650 and 149,127 shares, respectively, had been issued to participants.

ESPP activity during 2012 was as follows:

	Number of Shares	Weighted- Average Fair Value
Available at December 31, 2011	774,110
Purchases	(92,030)	$28.91
Shares added to the Plan	—
Available at December 31, 2012	682,080
We use the Black-Scholes option–pricing model to estimate the fair value of the option element related to employees’ purchases under the ESPP included in the total share-based compensation expense recorded for the years ended December 31,

2012, 2011 and 2010. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as similar assumptions used to value our stock-based awards.

•	Volatility is based on the historical volatility of our common stock;

•	Interest rate is based on the U.S. Treasury yield;

•	Expected term represents the life of the option element; and

•	Expected dividend yield is based on anticipated future dividends.

	Years Ended December 31,
	2012	2011	2010
Weighted average volatility	110%	53%	54%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.25	0.25	0.25
Expected dividend yield	1.4%	—%	—%
Stock Compensation Plans
Stock Options
We have options outstanding to purchase shares of our common stock under the following plans:

•	2006 Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of our board of directors, and consultants;

•	1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of our board of directors, and consultants; and

•	2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of our board of directors.
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
Our 2004 Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 stock options to purchase common stock upon appointment as a non-employee director and 15,000 stock options each January thereafter for continuing service upon reappointment. Such stock option grants vest over four years. In addition, 10,000 stock options are granted to members of one or more committees of the board of directors and an additional 7,500 stock options to the chairs of one or more committees. Such stock option grants are fully vested at the time of grant. As originally approved by shareholders, such option grants had an option exercise price equal to 85% of the fair market value on the date of grant. However, in May 2004, our board of directors approved an amendment to the 2004 Non-Employee Directors’ Equity Incentive Plan to provide that all option grants be made at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The maximum term of the stock options granted is ten years. Under the terms of the 2004 Non- Employee Directors’ Equity Incentive Plan, 1,250,000 shares of our common stock were authorized for grant. In May 2011, with the amendment of the 2006 Equity Incentive Award Plan, we ceased grants under our 2004 Non-Employee Directors' Equity Incentive Plan. All future grants to non-employee directors will be issued under the 2006 Equity Incentive Award Plan out of authorized shares.

As of December 31, 2012, a total of 3,461,021 shares of common stock were reserved for issuance under both the 2006 Equity Incentive Award Plan and the 2004 Non-Employee Directors’ Equity Incentive Plan. A summary of our stock option activity and related information during 2012 follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2011	5,463,790	$8.08
Granted	1,899,909	36.16
Exercised	(819,085)	4.49
Forfeited or expired	(97,996)	27.30
Outstanding at December 31, 2012	6,446,618	$16.52	7.36	$84,555,873
Options vested and expected to vest at December 31, 2012	6,436,236	$16.50	7.36	$84,513,187
Exercisable at December 31, 2012	3,515,941	$7.74	6.27	$67,605,888
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the stock options at December 31, 2012 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $29.9 million, $57.5 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash received for the exercise of options was $3.7 million for the year ended December 31, 2012.
Restricted Stock Awards
During the years ended December 31, 2012, 2011 and 2010, we granted a total of 777,524, 31,762, and 30,000 shares of restricted common stock, respectively, to employees under the 2006 Equity Incentive Award Plan. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.
We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $1.8 million, $163,000 and $50,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Total fair value of awards vested were $670,000, $115,000 and $144,000 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there was approximately $19.1 million of unamortized compensation cost related to restricted stock awards, which we expect to recognize ratably over the vesting period of four years.
Restricted stock activity during 2012 was as follows:

	Number of Shares	Weighted- Average Fair Value
Non-vested shares at December 31, 2011	54,262	$18.05
Granted	777,524	$26.86
Vested	(17,554)	$17.77
Forfeited or expired	(24,753)	$28.09
Non-vested shares at December 31, 2012	789,479	$26.42
Fair Value of Stock-Based Awards
The weighted average fair value of equity instruments granted during 2012, 2011 and 2010 was as follows:

	Weighted Average Fair Value
	2012	2011	2010
Stock options	$36.16	$16.89	$7.15
ESPP Purchases	28.91	14.98	4.91
Restricted Stock	26.86	27.28	5.02

At December 31, 2012, there was $19.1 million of total unrecognized compensation cost related to unvested restricted stock awards and $27.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
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

•	Expected dividend yield is based on future anticipated dividend rates.
The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The weighted average assumptions used for the years ended December 31, 2012, 2011 and 2010 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Years Ended December 31,
	2012	2011	2010
Volatility	72%	61%	65%
Interest rate	0.3-0.5	0.5-2.4	1.0-2.1
Forfeiture rate	0.32%	0.22%	11.95%
Expected term (in years)	3.6	3.4	4.4
Expected dividend yield	3.2%	—	—
Share-based compensation expense related to employees and non-employee members of the board of directors has been included in the accompanying Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Selling and marketing	$5,360	$4,236	$952
General and administrative	7,467	1,884	1,832
Research and development	2,965	1,206	955
Total share-based compensation expense	$15,792	$7,326	$3,739

6. Indemnifications, Commitments and Contingencies
Indemnifications
As permitted under California law and in accordance with our Bylaws, we indemnify our officers and directors and certain of our employees for certain events or occurrences while the officer, director or employee is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2012 and 2011.

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
Leases
We lease office facilities under various operating lease agreements, with remaining terms that extend to May 2018. We have also entered into automobile and office equipment leases, with remaining terms that extend to 2017. As of December 31, 2012, we have made approximately $70,000 in cash deposits related to operating leases. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the term. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rent expense on the facilities and equipment during 2012, 2011 and 2010 was $1.0 million, $1.0 million and $0.5 million, respectively.
Future annual minimum payments under operating leases are as follows (in thousands):

Years Ending December 31,
2013	$3,309
2014	2,711
2015	1,414
2016	946
2017	900
Thereafter	113
Total	$9,393

•
As of December 31, 2012 we leased space in three buildings with lease terms expiring in 2014, 2017 and 2018. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2012 was approximately $3.2 million.

•
We lease 30,000 square feet of laboratory and office space in Hayward, California under a master lease that expires in May 2018. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

•
We lease 15,600 square feet of office space in Ellicott City, Maryland under a lease agreement that expires in October 2017. This facility is occupied by our Product Development and Regulatory Affairs departments.

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
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We are defending this lawsuit vigorously. In October 2012, a Judge of the Superior Court denied Glenridge summary judgment on its claims. In February 2013, a Judge of the Superior Court granted Glenridge's unopposed motion to amend its complaint.

In August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In November 2012, a Judge of the Superior Court of California, Orange County, transferred this lawsuit to the Superior Court of California, Santa Clara County. In February 2013, a Judge of the Superior Court denied Glenridge's motion to stay this lawsuit in favor of the accounting lawsuit described in the immediately preceding paragraph. We have filed a motion for summary judgment on issues related to the fiduciary duty claim. A hearing on the motion is scheduled in May 2013.
USAO Investigation
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office for the Eastern District of Pennsylvania (the "USAO") regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We are cooperating with the USAO with regard to this investigation.
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms; the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On January 4, 2013, the district court issued an order appointing the West Virginia Investment Management Board and Plumbers & Pipefitters National Pension Fund as Lead Plaintiffs in the consolidated securities action. We expect the appointed Lead Plaintiffs to file a consolidated amended complaint for the consolidated securities action on or before March 5, 2013.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). We expect the plaintiffs to file a consolidated amended complaint for the consolidated shareholder derivative action on or before March 19, 2013.
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the Norton case described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. In January 2013, a Judge of the Superior Court held a hearing with regard to our motion to stay these state shareholder derivative actions in favor of the putative federal securities class action and federal shareholder derivative action. On February 19, 2013, the court issued a final ruling granting our motion to stay the state derivative actions until the putative federal securities and federal derivative actions are resolved.
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

Commitments
We have an agreement with BioVectra to produce the API used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar API during the term. The agreement terminated on December 31, 2007 and was extended in January 2008 through December 2010. During the fiscal year ended December 31, 2010, we entered into a new agreement with BioVectra, which terminates 12 months after written notice by either party. Under the terms of the new agreement, we are obligated to purchase a minimum amount of Acthar API and will not purchase in excess of a certain amount of Acthar API per year. We have been in compliance with the terms of our agreement with BioVectra. On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra Inc.
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
We pay an annual royalty to the prior owner of Acthar equal to one percent 1% of net sales in excess of $10 million. We also incur quarterly payments to Glenridge Pharmaceuticals, LLC under a purported Royalty Agreement and Release equal to three percent 3% of net sales. See above under "Litigation." Royalty expense for the years ended December 31, 2012, 2011 and 2010 was $20.2 million, $8.5 million and $4.6 million, respectively, which is included in Cost of Sales in the accompanying Consolidated Statements of Income and Comprehensive Income.

7. Income Taxes
The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$97,267	$38,575	$18,881
State	2,047	475	1,450
	99,314	39,050	20,331
Deferred:
Federal	344	(4,782)	(2,128)
State	(103)	(114)	1,099
	241	(4,896)	(1,029)
Total income tax expense	$99,555	$34,154	$19,302
A reconciliation between the U.S. statutory tax rate and our effective tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	35%	35%	35%
State income taxes, net	0.7%	0.2%	2.1%
Change in valuation allowance	—%	—%	1.7%
Orphan drug tax credit	—%	(2.1)%	—%
Other	(2.2)%	(3.1)%	(3.3)%
Effective tax rate	33.5%	30.0%	35.5%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes, as well as net operating loss and tax credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,117	$2,502
Research and development credits	92	379
Sales-related reserves	5,803	12,018
Stock-based compensation	8,006	3,479
Other, net	2,219	64
Total deferred tax assets	18,237	18,442
Valuation allowance	(981)	(945)
Net deferred taxes	$17,256	$17,497

We recognize valuation allowances on deferred tax assets reported if, based on the weight of the evidence, we believe that it is “more likely than not” that some or all of our deferred tax assets will not be realized. We evaluate deferred tax assets quarterly to assess the likelihood of realization, which is ultimately dependent upon our generating future taxable income. Our valuation allowance increased $36,000 in 2012 and $29,000 in 2011 . This allowance was associated with our California net operating losses and research and development tax credits which we do not anticipate to fully utilize and therefore have established a valuation allowance on those deferred tax assets.
At December 31, 2012, we had federal and state net operating loss carryforwards of $3.4 million and $15.9 million, respectively, and California research and development tax credits of $0.1 million, respectively. All federal net operating loss carryforwards are subject to annual limitations as a result of federal ownership change limitations, and will be available from 2012 through 2018, under those limitations.
The federal and state net operating loss carryforwards and the federal research and development credit carryforwards expire at various dates beginning in the years 2013 through 2019, if not utilized. In addition, as of December 31, 2012, the 1994 - 2011 tax years remain subject to examination in the U.S. and various state tax jurisdictions due to net operating losses that are being carried forward. The Company is currently undergoing Federal and California exams, however the Company does not believe that such exams will have a material adverse effect on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Balance at beginning of year	$1,274	$1,243
(Decrease) / increase of unrecognized tax benefits taken in prior years	(437)	(676)
Increase of unrecognized tax benefits related to current year	386	707
Balance at end of year	$1,223	$1,274
The unrecognized tax benefits, if recognized in full, would reduce our income tax expense by $1.2 million. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2012, 2011 and 2010, interest and penalties were recorded for unrecognized tax benefits of $99,000, $11,000 and $166,000, respectively. As of December 31, 2012 and 2011, our accrual for interest and penalties on any unrecognized tax benefits was $6,000 and $126,000, respectively. We do not expect unrecognized tax benefits to change significantly over the next 12 months.

8. Defined Contribution Plan
We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. This plan allows for discretionary contributions by us. Employer matching contributions for the years ended December 31, 2012, 2011 and 2010 were $1.0 million, $0.3 million and zero, respectively.

9. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2012. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except earnings per share).

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Net sales	$160,533	$140,339	$112,452	$95,968
Cost of sales	9,157	7,499	6,379	5,520
Income tax expense	32,987	27,836	19,724	19,008
Net income	61,940	55,687	41,505	38,543
Net income applicable to common shareholders	61,940	55,687	41,505	38,543
Net income per share applicable to common shareholders (1):
Basic	$1.07	$0.95	$0.68	$0.61
Diluted	$1.03	$0.91	$0.65	$0.58
Dividend declared per common share	$0.20	$0.20	$—	$—

	Quarter Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Net sales	$75,535	$59,821	$45,980	$36,833
Cost of sales	4,013	3,718	2,856	1,872
Income tax expense	11,240	10,846	6,669	5,399
Net income	31,641	22,852	13,874	11,224
Net income applicable to common shareholders	31,641	22,852	13,874	11,224
Net income per share applicable to common shareholders (1):
Basic	$0.50	$0.37	$0.22	$0.18
Diluted	$0.48	$0.35	$0.21	$0.17

(1)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Additions/ (Deductions) Charged to Income	Deductions and Write-Offs	Balance at End of Period
	(In thousands)
Reserves for uncollectible accounts
December 31, 2012	$—	$—	$—	$—
December 31, 2011	$25	$—	$25	$—
December 31, 2010	$77	$51	$103	$25

Reserves for obsolete and excess inventories
December 31, 2012	$—	$52	$—	$52
December 31, 2011	$158	$—	$158	$—
December 31, 2010	$—	$158	$—	$158

Sales-related reserves
December 31, 2012	$34,119	$64,707	$61,450	$37,376
December 31, 2011	$21,511	$50,658	$38,050	$34,119
December 31, 2010	$14,922	$38,376	$31,787	$21,511
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

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.5(21)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.

10.1(3)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10.2(4)	1992 Employee Stock Option Plan, as amended.**

10.3(5)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**

10.5(6)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

10.6(6)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

10.27(7)	2004 Non-Employee Directors’ Equity Incentive Plan.**

10.30(8)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

10.31(8)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**

10.40(9)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.

10.45(11)	Amended and Restated 2006 Equity Incentive Award Plan.**

10.46(12)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.47(12)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.48(12)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.

10.58(13)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**

10.63(13)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**

10.65(14)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.66(15)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**

10.68(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

10.69(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.

10.70(17)	Amended and Restated 2003 Employee Stock Purchase Plan.**

10.77(20)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**

10.78(20)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**

10.81(21)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**

10.82(21)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**

10.83(22)	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

10.86(23)	Offer Letter, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.87(23)	Severance Agreement, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.88(24)	Supply Agreement, dated July 14, 2010, by and between Questcor Pharmaceuticals, Inc. and BioVectra, Inc. †

10.89*(25)	Share Purchase Agreement, dated January 2, 2013, by and among the Vendors, BioVectra Inc., Questcor Pharmaceuticals, Inc., 101610 P.E.I. Inc., and Vendors' Representative. †

21.1*	Subsidiaries of Registrant.

23.1*	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, LLC, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement Form S-4, Registration Statement No. 333-87611, filed on September 23, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 19, 2005, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 19, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 9, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 10, 2011, and incorporated herein by reference.

(24)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on November 2, 2010, and incorporated herein by reference.

(25)
Certain schedules and exhibits referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†	The Company has requested confidential treatment with respect to portions of this exhibit.