Form 10-Q
period 2013-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2013-05-02
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
As of March 31, 2013 there were 59,554,145 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$75,404	$80,608
Short-term investments	78,020	74,705
Total cash, cash equivalents and short-term investments	153,424	155,313
Accounts receivable, net of allowances for doubtful accounts of $379 and $0 at March 31, 2013 and December 31, 2012, respectively	59,278	61,417
Inventories, net of allowances of $1,205 and $52 at March 31, 2013 and December 31, 2012, respectively	16,786	9,909
Prepaid expenses and other current assets	6,485	4,900
Deferred tax assets	5,464	5,737
Total current assets	241,437	237,276
Property and equipment, net	35,742	2,073
Purchased technology, net	700	1,493
Goodwill	20,597	—
Intangibles, net	33,992	—
Deposits and other assets	1,766	70
Deferred tax assets	11,519	11,519
Total assets	$345,753	$252,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,630	$13,069
Accrued compensation	6,089	21,300
Sales-related reserves	25,830	37,376
Dividend payable	14,751	—
Current portion of contingent consideration in conjunction with acquisition of BioVectra	4,485	—
Income taxes payable	13,003	7,360
Current portion of long-term debt	1,680	—
Other accrued liabilities	13,827	11,294
Total current liabilities	94,295	90,399
Long-term debt, less current portion	16,062	—
Contingent consideration in conjunction with acquisition of BioVectra	25,747	—
Non current deferred tax liability	11,736	—
Other non current liabilities	2,211	203
Total liabilities	150,051	90,602
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 59,554,145 and 58,544,206 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	26,692	15,938
Retained earnings	170,164	145,851
Accumulated other comprehensive (loss) income	(1,154)	40
Total shareholders’ equity	195,702	161,829
Total liabilities and shareholders’ equity	$345,753	$252,431
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Pharmaceutical net sales	$126,771	$95,968
Contract manufacturing net sales	8,358	—
Total net sales	135,129	95,968
Cost of sales (exclusive of amortization of purchased technology)	16,189	5,520
Gross profit	118,940	90,448
Operating expenses:
Selling and marketing	35,461	21,716
General and administrative	12,548	5,442
Research and development	10,793	5,665
Depreciation and amortization	1,070	290
Impairment of purchased technology	719	—
Total operating expenses	60,591	33,113
Income from operations	58,349	57,335
Interest and other (expense) income, net	(342)	216
Foreign currency transaction loss	(488)	—
Income before income taxes	57,519	57,551
Income tax expense	18,455	19,008
Net income	$39,064	$38,543
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects and changes in foreign currency translation adjustments.	(1,194)	91
Comprehensive income	$37,870	$38,634

Net income per share:
Basic	$0.68	$0.61
Diluted	$0.65	$0.58
Shares used in computing net income per share:
Basic	57,857	63,491
Diluted	60,271	66,471

Dividends declared per share of common stock	$0.25	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$39,064	$38,543
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,148	2,296
Deferred income taxes	411	67
Amortization of investments	182	546
Depreciation and amortization	2,137	290
Impairment of purchased technology and goodwill	719	—
Loss on disposal of property and equipment	21	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	8,718	(13,557)
Inventories	4,637	(298)
Prepaid income taxes	—	760
Prepaid expenses and other current assets	(198)	(272)
Accounts payable	(384)	1,985
Accrued compensation	(15,211)	(6,519)
Sales-related reserves	(11,546)	(354)
Income taxes payable	5,643	17,556
Contingent consideration	505	—
Other accrued liabilities	538	(13)
Other non-current liabilities	68	(120)
Net cash flows provided by operating activities	41,452	40,910
INVESTING ACTIVITIES
Purchase of property and equipment	(562)	(302)
Purchase of short-term investments	(33,539)	(71,074)
Proceeds from maturities of short-term investments	30,038	32,235
Acquisition of BioVectra, net of cash acquired	(46,692)	—
Deposits and other assets	—	4
Net cash flows used in investing activities	(50,755)	(39,137)
FINANCING ACTIVITIES
Repayment of funded long-term debt	(304)	—
Repayment of other long-term debt	(119)	—
Income tax benefit realized from share-based compensation plans	1,991	1,380
Issuance of common stock, net	2,615	956
Repurchase of common stock	—	(28,987)
Net cash flows provided by / (used in) financing activities	4,183	(26,651)
Effect of cash on changes in exchange rates	(84)	—
Decrease in cash and cash equivalents	(5,204)	(24,878)
Cash and cash equivalents at beginning of period	80,608	88,469
Cash and cash equivalents at end of period	$75,404	$63,591
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$182	$7
Cash paid for income taxes	$9,707	$32

Supplemental Disclosures of Investing and Financing Activities:
Dividend payable	$14,751	$—
In conjunction with the acquisition of BioVectra at January 18, 2013:
Incremental fair value of assets acquired, net	$80,698
Less: fair value of contingent consideration	(30,383)
	50,315
Loss on foreign exchange rate	488
Total cash paid for acquisition of BioVectra	$50,803
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2012	58,544,206	$15,938	$145,851	$40	$161,829
Stock compensation for equity incentives and restricted common stock granted to employees	658,344	6,148			6,148
Issuance of common stock pursuant to employee stock purchase plan	47,035	1,026			1,026
Dividends declared on shares of common stock			(14,751)		(14,751)
Issuance of common stock upon exercise of stock options	310,283	1,738			1,738
Repurchase of common stock	—	—	—	—	—
Cancellation of shares related to tax liability	(5,723)	(149)			(149)
Income tax benefit realized from share-based compensation plans		1,991			1,991
Comprehensive income (loss):
Net unrealized gain on investments				(5)	(5)
Foreign currency translation adjustments				(1,189)	(1,189)
Net income			39,064		39,064
Total comprehensive income	—	—	—	—	37,870
Balances at March 31, 2013	59,554,145	$26,692	$170,164	$(1,154)	$195,702

 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company
Questcor Pharmaceuticals, Inc. ("we", "our", "us", or the "Company") is a biopharmaceutical company primarily focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of the 19 FDA approved indications, we currently generate substantially all of our pharmaceutical net sales from the use of Acthar in connection with the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $305 million in free drug that we have provided from September 2007 through March 31, 2013, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

We continue to explore the possible use of Acthar to provide therapeutic benefit to patients suffering from other serious, difficult-to-treat autoimmune and inflammatory disorders that are included on the Acthar label . In addition, we are exploring the possibility of pursuing FDA approval for additional indications not currently on the Acthar label, for other serious, difficult-to-treat autoimmune and inflammatory disorders.
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

Acquisition of BioVectra Inc.
On January 18, 2013, we completed our acquisition of BioVectra Inc. BioVectra is located in Prince Edward Island, Canada, and is a supplier of specialty contract manufacturing services to the global pharmaceutical and biotechnology industry. BioVectra manufactures active pharmaceutical ingredients, or API, chemical intermediates, and bioprocessing reagents. BioVectra has been our manufacturing partner for the API in Acthar since April, 2003. BioVectra's facilities are staffed by 178 employees including chemists, engineers and technicians.

We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of C$50.0 million based on BioVectra's financial results over the next three years, which consideration is payable annually with a final true-up payment in the third year. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our condensed consolidated balance sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments will be recorded in interest and other (expense) income, net.
As of March 31, 2013, there were no changes in the recognized amount or range of outcomes for the contingent consideration recognized as a result of our acquisition of BioVectra. As of March 31, 2013, the estimated value of the contingent consideration of $30.2 million has been recorded as a liability in our condensed consolidated balance sheets ($4.5 million has been recorded as the current portion of the contingent consideration).

For the three months ended March 31, 2013, we recorded $0.2 million of acquisition-related expenses associated with the BioVectra acquisition within general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

The acquisition was recorded by allocating the estimated value of consideration paid by us for the BioVectra acquisition to the assets acquired including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date in accordance with the acquisition method of accounting. We are in the process of finalizing the estimated amounts shown below and such amounts are provisional measurements that are subject to change.

The following table reflects the fair value of consideration transferred at the acquisition date (in thousands):

Allocation of Purchase Price:
Current assets excluding inventory	$11,362
Inventory	11,774
Property and equipment	35,221
Other non-current assets	1,708
Current deferred tax asset	141
Intangibles	35,581
Goodwill	21,022
Current liabilities	(5,230)
Non-current liabilities, excluding long-term debt	(1,994)
Non-current deferred tax liability	(12,012)
Long-term debt	(16,875)
Total net assets acquired	$80,698

Cash consideration paid to BioVectra shareholders	$50,315
Estimated fair value of contingent considerations	30,383
Total purchase consideration	$80,698
The following unaudited pro forma financial information for the three months ended March 31, 2013 and 2012 presents the combined results of operations of Questcor and the BioVectra acquisition described above, as if the acquisition had occurred as of January 1 of the year prior to acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Three Months Ended March 31,
	2013	2012
Net sales	$136,986	$102,677
Net income	$38,454	$36,472
The above pro forma results could change if the provisional measurements change.

2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included.
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in our condensed consolidated statements of income and comprehensive income.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. We do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we support the patient assistance programs administered by the National Organization of Rare Disorders, or NORD, and the Chronic Disease Fund by providing free drug with a commercial value of over $305 million to patients since September 2007 through March 31, 2013. We do not recognize any revenue from the Acthar free drug program.
In the U.S., our exclusive customer for Acthar is CuraScript Specialty Distributor, or CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar based on its order of Acthar from Integrated Commercial Services, which we have engaged to act as our exclusive agent for commercial shipment of Acthar to CuraScript SD. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to approximately 12 specialty pharmacy companies, including CuraScript Specialty Pharmacy, or CuraScript SP, and to many hospitals.
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
We currently provide our products to Medicaid participants under an agreement with the Centers for Medicare & Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. For the three months ended March 31, 2012, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. During the three months ended March 31, 2013, the rebate amount in the Medicaid system was reset from 100% of the AMP of Acthar to the basic 23.1% of AMP. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit their initial rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Acts.
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
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of, among other factors, unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients treated with Acthar, or the number of vials used by such patients, are incorrect. If actual Medicaid rebates, or other government program rebates and chargebacks, are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
Total Sales-related Reserves
At March 31, 2013 and December 31, 2012, sales-related reserves included in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2013	December 31, 2012
Medicaid rebates	$22,237	$33,921
Tricare rebates	3,190	3,222
Medicare Part D Coverage Gap Discount Program rebates	205	194
Government chargebacks	38	38
Other discounts	160	1
Total	$25,830	$37,376
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2013	2012
Balance at January 1	$33,921	$29,874
Actual Medicaid payments for sales made in prior year	(17,712)	(14,138)
Actual Medicaid payments for sales made in current year	—	—
Current Medicaid provision for sales made in prior year	(3)	—
Current Medicaid provision for sales made in current year	6,031	13,312
Balance at March 31	$22,237	$29,048

The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	2013	2012
Balance at January 1	$3,222	$4,095
Actual TRICARE payments for sales made in prior year	(1,571)	(571)
Actual TRICARE payments for sales made in current year	—	—
Current TRICARE provision for sales made in prior year	—	—
Current TRICARE provision for sales made in current year	1,539	1,077
Balance at March 31	$3,190	$4,601
Product Exchanges and Returns
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
For our contract manufactured finished goods sold through our BioVectra subsidiary, we warrant that our products conform to the applicable product specifications. Each product is shipped with a Certificate of Analysis stating the conditions and results of product performance tests. Our customers must determine the suitability of our product. We do not accept liability for any incidental, direct or indirect consequential or contingent damages arising out of the use, result of use, or the inability to use our products. Should any of our products fail to meet its described specifications for reasons other than misuse or mishandling, at our option, we will either replace the product free of charge or refund the purchase price. We reserve the right to deny a return when the date of the invoice is greater than 30 days from the return request date, or for any other reason as covered by our warranty.
Concentration of Credit Risk
Financial instruments that subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. We invest our cash in high credit quality government and corporate debt instruments and believe the financial risks associated with these instruments are minimal.
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning January 1, 2013, all of our non-interest bearing cash balances were insured up to $250,000 per depositor at each financial institution. We did not have any non-interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2013.
We extend credit to our customer, CuraScript SD, which accounts for approximately 94% of our gross product sales and 85% of our accounts receivable. We have not experienced material credit losses on our customer accounts.
Inventories
We state inventories, net of allowances, at the lower of cost or market value. For our Acthar product, cost is determined by the first-in, first-to-expire method. For our production materials and supplies, work-in-process and finished goods at our contract manufacturer, cost is determined on an average cost basis.
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

The components of inventory are as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw material	$9,125	$9,271
Work-in-process	2,135	—
Intermediates	1,568	—
Finished goods	5,163	690
	17,991	9,961
Less: Reserve for obsolescence	1,205	52
	$16,786	$9,909
Included in inventories at March 31, 2013 is $9.2 million held at BioVectra, in Canada.
Property, Plant and Equipment
Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2013	December 31, 2012
Equipment (including manufacturing, laboratory and office)	$48,174	$3,466
Building	14,450	—
Land	454	—
Leasehold improvements	1,446	1,349
	64,524	4,815
Less accumulated depreciation and amortization	(28,782)	(2,742)
	$35,742	$2,073

Total depreciation and amortization expense amounted to $1.3 million and $0.2 million for the three months ended March 31, 2013 and 2012 respectively. The increase in depreciation and amortization expense was due to the amortization on the intangibles acquired in conjunction with the acquisition of BioVectra. We depreciate our property and equipment and amortize our leasehold improvements using the straight-line method of depreciation. Included in property and equipment at March 31, 2013 is $33.7 million held at BioVectra, in Canada.

Supply Concentration Risks
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the API used in Acthar, is processed at our BioVectra subsidiary, in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Currently, Cangene is our sole source supplier of Acthar finished product. Additionally, we use a sole source provider for potency testing. The processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar finished product has a shelf life of 18 months from the date of manufacture.
Cash Equivalents and Short-Term Investments
We consider highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. We classify available-for-sale debt instruments with maturities at the date of purchase of greater than three months as short-term investments.
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Condensed Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of March 31, 2013, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three months ended March 31, 2013 and 2012, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, in Interest and Other Income.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
March 31, 2013
Cash and cash equivalents	$4,492	$—	$—	$4,492
Short-term investments:
Certificates of deposit	$720	$1		$721
Corporate bonds	46,689	24	(8)	46,705
Government-sponsored enterprises	28,589	12	(2)	28,599
Municipal bonds	1,994	1	—	1,995
	$77,992	$38	$(10)	$78,020
December 31, 2012
Cash and cash equivalents	$7,740	$—	$—	$7,740
Short-term investments:
Certificates of deposit	$720	$2	$—	$722
Corporate bonds	47,857	29	(8)	47,878
Government-sponsored enterprises	24,699	13	—	24,712
Municipal bonds	1,395	1	(3)	1,393
	$74,671	$45	$(11)	$74,705

The amortized cost and fair value of short-term investment securities at March 31, 2013, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,229	$48,247
Due after one through two years	29,763	29,773
Total short-term investments	$77,992	$78,020

As of March 31, 2013, the average contractual maturity of our short-term investments was approximately 14 months.
As of March 31, 2013, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(8)	$16,497	$—	$355
Government-sponsored enterprises	—	—	(2)	11,003
Municipal bonds	—	564	—	205
Total	$(8)	$17,061	$(2)	$11,563

The gross unrealized losses reported above for March 31, 2013 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through March 31, 2013. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments. For the three months ended March 31, 2013, we did not realize any gains or losses.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		March 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$4,492	$4,492	$—	$—
Short-term investments	Certificates of deposit	721	721	—	—
Short-term investments	Corporate bonds	46,705	46,705	—	—
Short-term investments	Government-sponsored enterprises	28,599	28,599	—	—
Short-term investments	Municipal bonds	1,995	1,995	—	—
	Total assets	$82,512	$82,512	$—	$—

Current liabilities	Current portion of contingent consideration	4,485	—	—	4,485
Non-current liabilities	Contingent consideration	25,747	—	—	25,747
	Total liabilities	$30,232	$—	$—	$30,232

The fair value of contingent consideration in conjunction with the acquisition of BioVectra was determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation technique and related unobservable input for the Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Contingent consideration estimate	$30,232	Probability weighted discounted future cash flows	Discount rate	5%
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
The following table represents a roll forward of the fair value of Level 3 instruments, comprised solely of the contingent consideration, including the current portion of the contingent consideration:

March 31, 2013
Balance at beginning of period	$—
Amounts acquired or issued	30,383
Changes in fair value	(151)
Balance at end of period	$30,232
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Our product, Doral® (quazepam), is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. At March 31, 2013, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. This determination was based on a signed purchase agreement for the disposition of Doral subsequent to March 31, 2013. Based on the agreement, we will not recover $0.7 million as of March 31, 2013. See "Subsequent Events" for further details. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 and 2012, respectively.
Long-term Debt
Funded long-term debt
Our subsidiary, BioVectra, has a supply agreement with a customer to supply a pharmaceutical product for a period of 10 years. Per the supply agreement, BioVectra financed and constructed a facility for the manufacturing of the pharmaceutical product to be supplied under the agreement. BioVectra entered into a term loan agreement with Prince Edward Island Century 2000 Fund Inc. to finance $14.8 million of the construction costs of the facility. The term loan has an interest rate of 4%, is due in full by February 2022 and is secured by certain of our BioVectra assets. Under the supply agreement, the customer agreed to reimburse BioVectra for the quarterly financing payments of $450,743 during the term of the loan.

March 31, 2013
4% Term Loan, due February 2022, payable in quarterly installments of $450,743 including principal and interest	$13,642
Less: Current Portion	1,233
Funded long-term debt, less current portion	$12,409
Long-term debt
Our subsidiary, BioVectra, has a 3.3% term loan. The loan is payable monthly and was due April 2013; however, the lender has provided a letter indicating that it will not demand payment prior to April 1, 2014, as long as the loan remains in good-standing. The loan is secured with BioVectra accounts receivable and inventory.

March 31, 2013
3.3% Term Loan, due April 2013, payable in monthly installments of $49,466 including principal and interest	$4,100
Less: Current Portion	447
Funded long-term debt, less current portion	$3,653
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
At March 31, 2013, we had $64.4 million of total unrecognized compensation cost related to unvested stock options and unvested restricted awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.
Share-based compensation cost is summarized below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Selling and marketing	$2,454	$1,046
General and administrative	2,538	464
Research and development	1,156	786
Total	$6,148	$2,296

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three months ended March 31, 2013 and 2012 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2013	2012
Net income applicable to common shareholders	$39,064	$38,543
Shares used in computing net income per share applicable to common shareholders:
Basic	57,857	63,491
Effect of dilutive potential common shares:
Stock options	2,288	2,958
Restricted stock	126	22
Diluted	60,271	66,471
Net income per share applicable to common shareholders:
Basic	$0.68	$0.61
Diluted	$0.65	$0.58

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three months ended March 31, 2013 and 2012 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	2,068	590
Restricted stock awards	78	—
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

	Three months ended March 31,
	2013	2012
Net income applicable to common shareholders	$39,064	$38,543
Less: Dividends declared	14,751	—
Undistributed earnings	$24,313	$38,543

Common stock undistributed earnings	23,878	38,500
Unvested restricted stock award undistributed earnings	435	43
Total undistributed earnings	$24,313	$38,543
Dividend Program
During September 2012, our Board of Directors adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per common share to all shareholders of record at the close of business on October 31, 2012. In December 2012, we announced an accelerated cash dividend of $0.20 per share to all shareholders of record at the close of business on December 14, 2012. The accelerated dividend was in lieu of any quarterly dividend we otherwise would have declared in the first quarter of 2013. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, with such increase occurring with the quarterly cash dividend paid on April 30, 2013.
Purchased Technology, Goodwill and Intangibles
Purchased technology consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Purchased technology	$4,386	$4,386
Less accumulated amortization	(3,686)	(2,893)
	$700	$1,493

Purchased technology at March 31, 2013 and December 31, 2012 consists of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.1 million for the three months ended March 31, 2013 and $0.3 million for the year ended December 31, 2012. At March 31, 2013, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. Subsequent to March 31, 2013, we entered into a purchase agreement to sell Doral. The agreed upon purchase price was $0.7 million. Based on the purchase agreement, we will not recover $0.7 million of the remaining asset value as of March 31, 2013. As of December 31, 2012, we had not yet made this determination.
Goodwill and intangibles acquired in conjunction with the acquisition of BioVectra, consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Acquired intangibles	$34,768	$—
Less accumulated amortization	(776)	—
Acquired intangibles, net	$33,992	$—
Goodwill	$20,597	$—

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$—
Goodwill resulting from the acquisition of BioVectra	21,022
Currency translation	(425)
Balance at March 31, 2013	$20,597

The following table summarizes the changes in the carrying amount of intangibles (in thousands):

Balance at December 31, 2012	$—
Intangibles resulting from the acquisition of BioVectra	35,581
Amortization expense	(776)
Currency translation	(813)
Balance at March 31, 2013	$33,992
Amortization expense for BioVectra's intangibles totaled $0.8 million for the three months ended March 31, 2013. The estimated annual amortization expense for intangible assets is approximately $2.3 million in 2013, $3.4 million in 2014, $3.4 million in 2015, $3.2 million in 2016 and $3.0 million in 2017 and $10.7 million thereafter. Amortizable intangible assets are amortized over 8 to 10 years (9 years average). Customer relationships are amortized on an accelerated basis over their useful lives.
Commitments and Contingencies
BioVectra receives funding from the Atlantic Canada Opportunities Agency (“ACOA”) which is contingently repayable on a royalty basis upon sales of commercialized products resulting from 4 projects. In the event that the products are not commercialized under the program or do not continue to generate revenues, the royalty agreement will be terminated without future obligation to BioVectra. Royalties paid under this agreement in the quarter ended March 31, 2013 were immaterial.
We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal, state and foreign governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies.
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We are defending this lawsuit vigorously. In October 2012, a Judge of the Superior Court denied Glenridge's motion for summary judgment on its claims. In March 2013, Glenridge amended its complaint and added causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. In April 2013, we filed our answer to this amended complaint.
In August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In November 2012, a Judge of the Superior Court of California, Orange County, transferred this lawsuit to the Superior Court of California, Santa Clara County. In February 2013, a Judge of the Superior Court denied Glenridge's motion to stay this lawsuit in favor of the accounting lawsuit described in the immediately preceding paragraph. We have filed a motion for summary judgment on issues related to the fiduciary duty claim. A hearing on the motion is likely to occur in July 2013.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On January 4, 2013, the district court issued an order appointing the West Virginia Investment Management Board and Plumbers & Pipefitters National Pension Fund as Lead Plaintiffs in the consolidated securities action. In March 2013, the Lead Plaintiffs filed a consolidated amended complaint for the consolidated securities action. We will be filing a motion to dismiss the consolidated amended complaint in May 2013.
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

In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). In March 2013, the parties entered into a stipulation to stay the consolidated federal derivative lawsuit, pending resolution of the motion to dismiss the consolidated securities action.
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
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the Norton case described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount.
Segment Reporting
We have historically operated in one business segment. On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra Inc. We now manage our operations through two operating segments which are defined by our separate companies - Questcor and BioVectra. Each segment is operated as an independent business under its own management team, and has responsibility for its commercial activities, operations, and research and development activities related to its products. We intend to have BioVectra continue to operate independently under its existing management team for the foreseeable future.
Questcor is headquartered in Anaheim, California, and is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Questcor's primary product is H.P. Acthar® Gel (repository corticotropin injection), an injectable drug that is approved by the FDA for the treatment of 19 indications. Of these 19 indications, Questcor currently generates substantially all of its net sales from four indications: the treatment of proteinuria in idiopathic types of nephrotic syndrome, the treatment of acute exacerbations of multiple sclerosis in adults, the treatment of certain rheumatology-related conditions, and the treatment of infantile spasms in children under two years of age.
BioVectra is located in Prince Edward Island, Canada, operating from three facilities. BioVectra is a supplier of contract manufacturing services to the global pharmaceutical and biotechnology industry. BioVectra manufactures active pharmaceutical ingredients (API's), chemical intermediates, and bioprocessing reagents, and is our manufacturing partner for the API in our H.P. Acthar® Gel (repository corticotropin injection). BioVectra is proficient in synthetic organic chemistry, natural extraction of bioactive compounds, PEGylation and conjugation chemistry, and fermentation of chemical and biologic molecules. BioVectra has submitted 10 product filings, including ANDA, DMF, VMF, and CMC section preparations for both the FDA and Health Canada. These filings have been made for both synthetic and biologic molecules, and include a human injectable API, as well as a final drug product.
Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Net income is the primary responsibility of segment operating management and therefore all activities remain in the segment in which incurred for performance assessment by our chief operating decision maker.
For the three months ended March 31, 2013 and 2012, information regarding our net sales and net income for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the three months ended March 31, 2013	$126,771	$8,385	$(27)	$135,129
For the three months ended March 31, 2012	$95,968	$—	$—	$95,968
Net Income
For the three months ended March 31, 2013	$40,824	$(1,755)	$(5)	$39,064
For the three months ended March 31, 2012	$38,543	$—	$—	$38,543
For the three months ended March 31, 2013 and 2012, information regarding total assets for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Total Assets
March 31, 2013	$314,337	$112,176	$(80,760)	$345,753
December 31, 2012	$252,431	$—	$—	$252,431
As discussed above, our purchase of BioVectra occurred in the first quarter of 2013. For more detailed information regarding the assets acquired through our stock purchase of BioVectra, refer to Note 1 - Company - Acquisition of BioVectra Inc.
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
Equity Transactions
On February 29, 2008, our Board of Directors approved a stock repurchase plan that provides for the repurchase of up to 7 million shares of our common stock. Stock repurchases under this plan may be made through either open market or privately negotiated transactions in accordance with all applicable laws, rules and regulations. On May 29, 2009 and May 10, 2012, our Board of Directors increased the stock repurchase plan authorization by an additional 6.5 million shares and 5 million shares, respectively. On September 28, 2012, our Board of Directors increased the remaining shares authorized under the stock repurchase plan to 7 million shares. This authorization included the 3.2 million shares previously outstanding from previous authorizations.
During the three months ended March 31, 2012, we used $29.0 million of our cash to repurchase 798,285 shares of our common stock. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock. Under this share repurchase plan, we have repurchased a total of 16.0 million shares of our common stock for $309.9 million through March 31, 2013, at an average price of $19.37 per share. As of March 31, 2013, there are approximately 6.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 22.2 million for $340.3 million at an average price of $15.36 per share.

Total share-based compensation costs, related to both stock options and restricted stock awards, for the three months ended March 31, 2013 and 2012 were $6.1 million and $2.3 million, respectively. For the three months ended March 31, 2013, we granted options to employees and non-employee directors to purchase 202,750 shares of our common stock at a weighted average exercise price of $26.47 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that the liability associated with the achievement of the one-time performance milestone was reasonably estimable and probable. As such, we recorded share-based compensation costs related to these performance-based options.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the three months ended March 31, 2013 and 2012, we issued 666,203 and 33,440 restricted stock awards, respectively. For the three months ended March 31, 2013, we issued 471,453 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At March 31, 2013, we were unable to determine achievement of the milestone, thus have not recorded any stock-based compensation expense associated with such grants. The total share-based compensation costs for the three months ended March 31, 2013 and 2012 included $2.1 million and $128,833, respectively, related to restricted stock awards issued in prior periods. On October 18, 2012, we made our annual equity grant to all eligible employee other than executive officers and certain other employees. We issued 692,375 shares of restricted stock to 324 employees. The restricted stock awards are intended to replace the annual grant of stock options that typically occur subsequent to fiscal year end. These restricted stock awards are subject to 4 year vesting and have an intrinsic value of $25.76 per share of restricted stock.
Subsequent Events
Subsequent to March 31, 2013, we completed the sale of our U.S. manufacturing, marketing and distribution rights to Doral® (quazepam).
We evaluated subsequent events that have occurred after March 31, 2013, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that Annual Report, as well as factors discussed in any documents incorporated by reference therein.

Overview
We are biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our pharmaceutical net sales from the use of Acthar in connection with the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $305 million in free drug that we have provided from September 2007 through March 31, 2013, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

•
Amyotrophic Lateral Sclerosis (ALS). We are evaluating the potential clinical benefit that Acthar may provide for the treatment of ALS (commonly referred to as Lou Gehrig's disease). In April 2013, we received a Notice of Allowance from the FDA for our IND relating to a proof-of-concept trial of Acthar in ALS, which we are in the process of initiating.

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
Recent Developments
On January 18, 2013, we completed our acquisition of BioVectra. BioVectra is located in Prince Edward Island, Canada, and is a supplier of specialty contract manufacturing services to the global pharmaceutical and biotechnology industry. BioVectra manufactures active pharmaceutical ingredients (API), chemical intermediates, and bioprocessing reagents. BioVectra has been our manufacturing partner for the API in Acthar since April, 2003. BioVectra's facilities are staffed by 178 employees including chemists, engineers and technicians.
We acquired 100% of the issued and outstanding shares of BioVectra utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration based on BioVectra's financial results over the next three years, which consideration is payable annually with a final true-up payment in the third year.

Results of Operations
Three months ended March 31, 2013 compared to the three months ended March 31, 2012:
Recorded Net Sales

	Three Months Ended		Increase	% Change
	March 31,
	2013	2012
	(in $000’s)
Pharmaceutical sales	$137,378	$111,348	$26,030	23%
Less sales reserves:
Provision for Medicaid rebates	6,028	13,312	(7,284)	(55)%
Provision for chargebacks	46	64	(18)	(28)%
Provision for Coverage Gap Discount	217	125	92	74%
Provision for TRICARE	1,539	1,077	462	43%
Co-payment assistance and other	2,777	802	1,975	246%
Total sales reserves	10,607	15,380	(4,773)	(31)%
Total pharmaceutical net sales	126,771	95,968	30,803	32%

Total contract manufacturing net sales	8,358	—	8,358	—%
Total net sales	$135,129	$95,968	$39,161	41%

Net sales for the three months ended March 31, 2013 and 2012 were comprised primarily of net sales of Acthar and, for the quarter ended only March 31, 2013, net sales from BioVectra. Net sales of Acthar for the three months ended March 31, 2013 increased 32% to $126.7 million as compared to $95.9 million during the same period in 2012. Net sales of Acthar for the three months ended March 31, 2013 resulted primarily from increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 4,830 vials for the three months ended March 31, 2013 as compared to 4,111 vials shipped for the three months ended March 31, 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven by the expanded usage of Acthar by nephrologists in the treatment of NS and by rheumatologists in the treatment of dermatomyositis, polymyositis, systemic lupus erythematosus, and rheumatoid arthritis, as well as continued prescribing by neurologists in the treatment of MS and IS. This increased unit demand relative to the three months ended March 31, 2012 was partially offset by the negative impact of the introduction of a new reimbursement support center, distribution channel disruption associated with establishing a lower Medicaid rebate for Acthar and the timing of two Acthar orders that were received and filled at the end of fourth quarter 2012.
Our net sales of Acthar are also impacted by the amount of our sales reserves, which are deducted from revenue in the calculation of net sales. During the three months ended March 31, 2013 and 2012, the largest component of our sales reserves related to our provision for Medicaid rebates. This provision is impacted by two factors. First, the rebate amount for Acthar affects our provision for Medicaid rebates. During the three months ended March 31, 2012, the Medicaid rebate amount equaled 100% of the Average Manufacturer Price, or AMP, of Acthar which approximates the amount we charge to CuraScript SD. As such, we did not generate any net sales in connection with Medicaid business. During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset in the Medicaid system from 100% of the AMP of Acthar to the basic rebate amount of 23.1% of AMP. Second, our business mix across therapeutic areas affects our provision for Medicaid rebates since the percentage of patients that are enrolled in Medicaid varies by therapeutic area. Specifically, a lower percentage of adults are enrolled in Medicaid than are infants. As such, growth in our non-IS sales relative to IS sales has resulted in an overall lower percentage of sales being attributable to patients enrolled in Medicaid. For the three months ended March 31, 2013, we recorded a provision of 7.3% of our gross revenue for sales-related reserves, a decrease from the 13.8% in the three months ended March 31, 2012.
We believe that over half of our growth in net sales of Acthar from the three months ended March 31, 2012 to the three months ended March 31, 2013 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.

We believe that Acthar represents a promising potential therapy for patients suffering from the difficult-to-treat, on-label medical conditions for which we currently promote Acthar. However, there is limited awareness of Acthar amongst physicians who practice in the relevant medical specialties, due in part to Acthar being under-invested in by its previous owners. As such, we have expanded our sales force across multiple on-label therapeutic areas in order to increase our ability to educate physicians about Acthar's potential benefit to their patients. Most recently, we significantly expanded our Rheumatology Sales Force by expanding this group from an initial team of 12 Acthar specialists to 55 specialists. This expansion was initiated during the fourth quarter of 2012 and hiring and training was completed in February 2013. It is unclear whether this will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. Due in part to distribution channel disruption associated with establishing a lower Medicaid rebate for Acthar and the timing of two Acthar orders that were received and filled at the end of fourth quarter 2012, we believe that channel inventory was reduced during the quarter ended March 31, 2013, but we do not have complete visibility into the inventory levels at the various specialty pharmacies in our distribution channel.
Net sales for BioVectra were $8.4 million representing 6.2% of total net sales. Because we acquired BioVectra on January 18, 2013, there were no comparable sales in the same period 2012.

Cost of Sales and Gross Profit

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2013	2012
	(in $000’s)
Cost of sales	$16,189	$5,520	$10,669	193%
Gross profit	$118,940	$90,448	$28,492	32%
Gross margin	94%	94%

Cost of sales was $16.2 million for the three months ended March 31, 2013, as compared to $5.5 million for the three months ended March 31, 2012. Our gross margin and gross profit was 94%, or $118.9 million, respectively, for the three months ended March 31, 2013, as compared to 94%, or $90.4 million, respectively, for the three months ended March 31, 2012.
Cost of sales for the three months ended March 31, 2013 primarily included costs associated with the sale of Acthar ($8.0 million or 50% of the total costs) and costs associated with our manufacturing activity at BioVectra ($8.2 million or 50% of the total costs). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
The increase in gross profit dollars is due to continued growth in vials sold for all of our indications. The increase in cost of sales was primarily due to the following: (1) the inclusion of BioVectra manufacturing costs as of January 18, 2013 (which included unexpected manufacturing costs for additional external testing and additional repair and maintenance costs on a new production plant), (2) an increase in Acthar net sales, (3) an increase in the cost for outside product potency testing, (4) an increase in royalties on Acthar net sales, offset by a decrease in the proportionate amount of distribution costs relative to Acthar net sales.
We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to the inclusion of BioVectra, increased costs associated with outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for Acthar is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2013	2012
	(in $000’s)
Selling and marketing expense	$35,461	$21,716	$13,745	63%

Selling and marketing expenses were $35.5 million for the three months ended March 31, 2013, as compared to $21.7 million for the three months ended March 31, 2012. The increase of $13.7 million in 2013 as compared to 2012 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2013	2012
	(in $000’s)
General and administrative expense	$12,548	$5,442	$7,106	131%

General and administrative expenses were $12.5 million for the three months ended March 31, 2013, as compared to $5.4 million for the three months ended March 31, 2012. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $7.1 million in 2013 as compared to 2012 is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal costs.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2013	2012
	(in $000’s)
Research and development	$10,793	$5,665	$5,128	91%

Research and development expenses were $10.8 million in the three months ended March 31, 2013, as compared to $5.7 million for the three months ended March 31, 2012. The increase in research and development expenses for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to increases in headcount and headcount-related costs to continue and expand our various research and development programs, including with the following clinical studies: (1) the initiation of our Phase 4 dose response clinical trial for idiopathic membranous nephropathy, (2) the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy, and (3) the initiation of our study exploring the efficacy, safety and pharmacodynamics of Acthar in system lupus erythematosus. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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
For the three months ended March 31, 2013, approximately 43% of our research and development expenditures were for medical affair costs, 4% was spent on regulatory costs, 41% was spent on product development costs, and approximately 12% was spent on manufacturing costs.
For the three months ended March 31, 2012, approximately 40% of our research and development expenditures were for medical affair costs, 9% was spent on regulatory costs, 44% was spent on product development costs, and approximately 7% was spent on manufacturing costs.
We continue to invest in Acthar through the expansion of our product development efforts. We manage contract research organizations to conduct our in-house discovery programs. We are the sponsor of a Phase 4 clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011. We are conducting Phase 4 clinical trials evaluating Acthar for the treatment of SLE and randomized our first patient in January 2013. We are also exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label involving other serious, difficult-to-treat autoimmune and inflammatory disorders with high unmet medical need. We reached agreement with the FDA with respect to our investigational new drug application, or IND, for a small Company-sponsored study to evaluate the safety and efficacy of Acthar in treating diabetic nephropathy. We are evaluating the potential clinical benefit that Acthar may provide for the treatment of ALS (commonly referred to as Lou Gehrig's disease). In April 2013, we received a Notice of Allowance from the FDA for our IND relating to a proof-of-concept trial of Acthar in ALS, which we are in the process of initiating. These programs will result in a significant increase in research and development expense throughout 2013.
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
Share-based compensation costs. Total share-based compensation costs, related to stock options and restricted stock awards, for the three months ended March 31, 2013 and 2012 were $6.1 million and $2.3 million, respectively. For the three months ended March 31, 2013, we granted options to employees and non-employee directors to purchase 202,750 shares of our common stock at a weighted average exercise price of $26.47 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2012 the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 185 on March 31, 2012 to 329 employees on March 31, 2013, offset by the decrease in the weighted average stock price from $37.21 in the quarter ended March 31, 2012 to $28.96 in the quarter ended March 31, 2013.

In addition to stock options, we may also grant restricted stock awards to certain employees. For the three months ended March 31, 2013 and 2012, we issued 666,203 and 33,440 restricted stock awards, respectively. For the three months ended March 31, 2013, we issued 471,453 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At March 31, 2013, we were unable to determine achievement of the milestone, thus have not recorded any stock-based compensation expense associated with such grants. The total share-based compensation costs for the three months ended March 31, 2013 and 2012 included $2.1 million and $128,833, respectively, related to restricted stock awards issued in prior periods. On October 18, 2012, we made our annual equity grant to all eligible employee other than executive officers and certain other employees. We issued 692,375 shares of restricted stock to 324 employees. The restricted stock awards are intended to replace the annual grant of stock options that typically occur subsequent to fiscal year end. These restricted stock awards are subject to 4 year vesting and have an intrinsic value of $25.76 per share of restricted stock.
The following table sets forth our share-based compensation costs for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Selling and marketing	$2,454	$1,046
General and administrative	2,538	464
Research and development	1,156	786
Total	$6,148	$2,296

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2013 was $2.1 million, as compared to $0.3 million for the three months ended March 31, 2012. The increase in depreciation and amortization expense of $1.8 million as compared to 2012 was due primarily to the related amortization expense of the purchased intangibles in conjunction with the acquisition of BioVectra.

Income tax expense. Income tax expense for the three months ended March 31, 2013 was $18.5 million, as compared to $19.0 million for the three months ended March 31, 2012. The decrease in income tax expense of $0.5 million in 2013 as compared to 2012 was primarily due to the extension of the research and development tax credit that occurred in the first quarter of 2013. Our foreign earnings attributable to the BioVectra acquisition will be permanently reinvested in such foreign jurisdiction and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.
Liquidity and Capital Resources
Cash and cash equivalents, short term investments and working capital as of March 31, 2013 and December 31, 2012 were as follows (in thousands):
Financial Assets:

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$75,404	$80,608
Short term investments	78,020	74,705
Cash, cash equivalents and short term investments	$153,424	$155,313

Select measures of liquidity and capital resources:

	March 31, 2013	December 31, 2012
Current assets	$241,437	$237,276
Current liabilities	94,295	90,399
Working Capital	$147,142	$146,877
Current ratio	2.56	2.62
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
The slight decrease in cash, cash equivalents and short-term investments was primarily due to the acquisition of BioVectra during the quarter, offset by our net sales and the related cash generated from operations. The increase in our working capital was primarily due to increases in inventory (due primarily to the acquisition of BioVectra), decreases in accrued compensation and sales-related reserves (due to the pay out of the corporate bonus pool and the reduction in our Medicaid rebate percent, respectively), offset by the increase in our dividend payable and income taxes payable. We expect to maintain increased amounts of inventory as compared to historical averages as a result of the acquisition of BioVectra.
Our collection terms on our accounts receivable relating to sales of Acthar to CuraScript SD are net 30 days. CuraScript SD represents approximately 85% of our accounts receivable and 94% of our net sales.
We expect continued growth in our research and development expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Cash Flows
Change in cash and cash equivalents:

	Three Months Ended		Increase/ (Decrease)
	March 31,
(in $000's)	2013	2012
Net cash flows provided by operating activities	$41,452	$40,910	$542
Net cash flows provided by investing activities	(50,755)	(39,137)	(11,618)
Net cash flows used in financing activities	4,183	(26,651)	30,834
Impact of exchange rates on cash flows	(84)	—	(84)
Net change in cash and cash equivalents	$(5,204)	$(24,878)	$19,674

Operating Activities
The components of cash flows from operating activities, as reported on our Consolidated Statement of Cash Flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, impairment of purchased technology and goodwill, and loss on disposal of property and equipment was $48.7 million and $41.7 million for the three months ended March 31, 2013 and 2012, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $7.2 million for the three months ended March 31, 2013 and $0.8 million for the three months ended March 31, 2012. The $7.2 million change in operating assets and liabilities primarily relates to a decrease in accrued compensation of $15.2 million as a result of the 2012 corporate bonus pool payout during the quarter, a decrease in sales related reserves of $11.5 million due to the favorable change in our Medicaid rebate rate, offset by a decrease in our accounts receivable of $8.7 million due to a reduction in net sales quarter over quarter and a decrease in inventory of $4.6 million.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Acquisition of BioVectra, net of cash acquired of $46.7 million;

•	Purchases of property and equipment of $0.6 million;

•	Purchases of short term investments of $33.5 million; and

•	Maturities of short term investments of $30.0 million.
Financing Activities
Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $2.0 million; and

•	the proceeds from issuance of common stock related to the exercise of stock options of $2.6 million
On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million, but paid $50.8 million, which includes a loss on foreign exchange rate of $0.5 million, plus up to an additional C$50.0 million in cash tied to the future performance of BioVectra.
Our subsidiary, BioVectra, has a supply agreement with a customer to supply a pharmaceutical product for a period of 10 years. Per the supply agreement, BioVectra financed and constructed a facility for the manufacturing of the pharmaceutical product to be supplied under the agreement. BioVectra entered into a term loan agreement with Prince Edward Island Century 2000 Fund Inc. to finance $14.8 million of the construction costs of the facility. The term loan has an interest rate of 4%, is due in full by February 2022 and is secured by certain of our BioVectra assets. Under the supply agreement, the customer agreed to reimburse BioVectra for the quarterly financing payments of $450,743 during the term of the loan.
We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 22.2 million shares of our common stock under our stock repurchase plan for $340.3 million through March 31, 2013, at an average price of $15.36 per share. As of March 31, 2013, there are 6.3 million shares authorized remaining under our stock repurchase plan.

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
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Canadian dollar to the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of March 31, 2013.
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
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. We are defending this lawsuit vigorously. In October 2012, a Judge of the Superior Court denied Glenridge's motion for summary judgment on its claims. In March 2013, Glenridge amended its complaint and added causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing. In April 2013, we filed our answer to this amended complaint.
In August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In November 2012, a Judge of the Superior Court of California, Orange County, transferred this lawsuit to the Superior Court of California, Santa Clara County. In February 2013, a Judge of the Superior Court denied Glenridge's motion to stay this lawsuit in favor of the accounting lawsuit described in the immediately preceding paragraph. We have filed a motion for summary judgment on issues related to the fiduciary duty claim. A hearing on the motion is likely to occur in July 2013.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On January 4, 2013, the district court issued an order appointing the West Virginia Investment Management Board and Plumbers & Pipefitters National Pension Fund as Lead Plaintiffs in the consolidated securities action. In March 2013, the Lead Plaintiffs filed a consolidated amended complaint for the consolidated securities action. We will be filing a motion to dismiss the consolidated amended complaint in May 2013.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). In March 2013, the parties entered into a stipulation to stay the consolidated federal derivative lawsuit, pending resolution of the motion to dismiss the consolidated securities action.
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
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the Norton case described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount.
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
Information about material risks related to our business, financial condition and results of operations for the quarterly period ended March 31, 2013 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 27, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date:	May 2, 2013	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael H. Mulroy
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