Form 10-K/A
period 2012-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2013-05-31
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 on Form 10-K/A to Questcor Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (the “Form 10-K”), is to furnish Exhibit 23.1, Consent of Independent Registered Public Accounting Firm ("Consent"), to correct two typographical errors. The errors relate to the date of the consent and to an inadvertent omission of a reference to one the Company's registration statements on Form S-8.  The correct date of the Consent is February 27, 2013 and the omitted reference was a reference to the Company's registration statement on Form S-8 (File No. 333-175972). This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing of the Form 10-K.

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
Dated: May 31, 2013

EXHIBIT INDEX

Description

2.1(1)
Merger agreement entered into August 4, 1999, by and among Cyprus Pharmaceutical Corporation, a California corporation (“Parent”), Cyprus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent, and RiboGene, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.5(21)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.

10.1(3)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10.2(4)	1992 Employee Stock Option Plan, as amended.**

10.3(5)	1993 Non-employee Directors’ Equity Incentive Plan, as amended and related form of Nonstatutory Stock Option.**

10.5(6)	Asset Purchase Agreement dated July 27, 2001 between the Company and Aventis Pharmaceuticals Products, Inc.†

10.6(6)	First Amendment to Asset Purchase Agreement dated January 29, 2002, between the Company and Aventis Pharmaceuticals Products, Inc.†

10.27(7)	2004 Non-Employee Directors’ Equity Incentive Plan.**

10.30(8)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

10.31(8)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**

10.40(9)	Asset Purchase Agreement dated October 17, 2005 by and between Questcor Pharmaceuticals, Inc. and QOL Medical LLC.

10.45(11)	Amended and Restated 2006 Equity Incentive Award Plan.**

10.46(12)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.47(12)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.48(12)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.

10.58(13)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**

10.63(13)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**

10.65(14)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.66(15)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**

10.68(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

10.69(16)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.

10.70(17)	Amended and Restated 2003 Employee Stock Purchase Plan.**

10.77(20)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**

10.78(20)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**

10.81(21)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**

10.82(21)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**

10.83(22)	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

10.86(23)	Offer Letter, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.87(23)	Severance Agreement, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.88(24)	Supply Agreement, dated July 14, 2010, by and between Questcor Pharmaceuticals, Inc. and BioVectra, Inc. †

10.89*(25)	Share Purchase Agreement, dated January 2, 2013, by and among the Vendors, BioVectra Inc., Questcor Pharmaceuticals, Inc., 101610 P.E.I. Inc., and Vendors' Representative. †

21.1(26)	Subsidiaries of Registrant.

23.1*	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

23.2(26)	Consent of BDO USA, LLC, Independent Registered Public Accounting Firm.

31.1(26)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2(26)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1(26)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2(26)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

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

(26)	Filed as an exhibit to the Company's Annual Report of Form 10-K, filed on February 27, 2013, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.

6