Form 10-Q
period 2013-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2013-07-31
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
As of June 30, 2013 there were 59,993,867 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$81,765	$80,608
Short-term investments	10,221	74,705
Total cash, cash equivalents and short-term investments	91,986	155,313
Accounts receivable, net of allowances for doubtful accounts of $345 and $0 at June 30, 2013 and December 31, 2012, respectively	70,659	61,417
Inventories, net of allowances of $1,040 and $52 at June 30, 2013 and December 31, 2012, respectively	16,828	9,909
Current portion of restricted cash	25,000	—
Prepaid expenses and other current assets	5,082	4,900
Deferred tax assets	4,908	5,737
Total current assets	214,463	237,276
Property and equipment, net	33,704	2,073
Purchased technology, net	—	1,493
Goodwill	20,811	—
Other Intangibles, net	32,130	—
In process R&D asset, net	175,777	—
Restricted cash, less current portion	50,000	—
Deposits and other assets	1,324	70
Deferred tax assets	11,519	11,519
Total assets	$539,728	$252,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,365	$13,069
Accrued compensation	10,520	21,300
Sales-related reserves	35,590	37,376
Dividend payable	15,000	—
Accrued royalties	16,862	9,802
Current portion of contingent consideration in conjunction with acquisition of BioVectra	4,364	—
Current portion of in process R&D liability in conjunction with acquisition of Synacthen	25,000	—
Income taxes payable	4,277	7,360
Current portion of long-term debt	1,662	—
Other accrued liabilities	4,776	1,492
Total current liabilities	130,416	90,399
Long-term debt, less current portion	15,125	—
Contingent consideration in conjunction with acquisition of BioVectra	25,399	—
In process R&D liability in conjunction with acquisition of Synacthen	91,046	—
Non current deferred tax liability	11,351	—
Other non current liabilities	4,143	203
Total liabilities	277,480	90,602
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 59,993,867 and 58,544,206 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	40,733	15,938
Retained earnings	224,149	145,851
Accumulated other comprehensive (loss) income	(2,634)	40
Total shareholders’ equity	262,248	161,829
Total liabilities and shareholders’ equity	$539,728	$252,431
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Pharmaceutical net sales	$177,045	$112,452	$303,817	$208,421
Contract manufacturing net sales	7,528	—	15,885	—
Total net sales	184,573	112,452	319,702	208,421
Cost of sales (exclusive of amortization of purchased technology and IPR&D asset)	17,221	6,379	33,410	11,900
Gross profit	167,352	106,073	286,292	196,521
Operating expenses:
Selling and marketing	37,900	27,609	73,362	49,324
General and administrative	13,126	8,647	25,675	14,089
Research and development	12,240	8,485	23,033	14,150
Depreciation and amortization	1,014	321	2,084	612
Impairment of purchased technology	—	—	719	—
Total operating expenses	64,280	45,062	124,873	78,175
Income from operations	103,072	61,011	161,419	118,346
Interest and other (expense) income, net	20	218	(322)	434
Foreign currency transaction loss	—	—	(488)	—
Income before income taxes	103,092	61,229	160,609	118,780
Income tax expense	33,969	19,724	52,424	38,732
Net income	$69,123	$41,505	$108,185	$80,048
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects and changes in foreign currency translation adjustments.	(1,480)	(14)	(2,674)	77
Comprehensive income	$67,643	$41,491	$105,511	$80,125

Net income per share:
Basic	$1.17	$0.68	$1.86	$1.28
Diluted	$1.12	$0.65	$1.79	$1.23
Shares used in computing net income per share:
Basic	58,938	61,112	58,075	62,308
Diluted	61,498	64,113	60,581	65,305

Dividends declared per share of common stock	$0.25	$—	$0.50	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$108,185	$80,048
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	12,679	6,014
Deferred income taxes	962	234
Amortization of investments	245	928
Depreciation and amortization	4,645	612
Impairment of purchased technology and goodwill	719	—
Loss on disposal of property and equipment	95	10
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(2,883)	(18,873)
Inventories	4,270	(1,191)
Prepaid income taxes	—	2,948
Prepaid expenses and other current assets	1,175	381
Accounts payable	(2,569)	6,780
Accrued compensation	(10,780)	(106)
Accrued royalties	7,060	1,015
Sales-related reserves	(1,786)	4,605
Income taxes payable	(2,684)	—
Contingent consideration	1,082	—
Other accrued liabilities	2,555	920
Other non-current liabilities	21	(221)
Net cash flows provided by operating activities	122,991	84,104
INVESTING ACTIVITIES
Purchase of property and equipment	(1,138)	(548)
Purchase of short-term investments	(52,001)	(96,631)
Proceeds from maturities of short-term investments	116,206	139,438
Restricted cash	(75,000)	—
Acquisition of BioVectra, net of cash acquired	(46,692)	—
Acquisition of Synacthen	(60,000)	—
Proceeds from sale of Doral	700	—
Deposits and other assets	—	(1)
Net cash flows (used in) / provided by investing activities	(117,925)	42,258
FINANCING ACTIVITIES
Repayment of funded long-term debt	(613)	—
Repayment of other long-term debt	(212)	—
Income tax benefit realized from share-based compensation plans	5,173	4,261
Dividends paid	(14,887)	—
Issuance of common stock, net	6,943	2,663
Repurchase of common stock	—	(185,093)
Net cash flows used in financing activities	(3,596)	(178,169)
Effect of cash on changes in exchange rates	(313)	—
Increase (decrease) in cash and cash equivalents	1,157	(51,807)

Cash and cash equivalents at beginning of period	80,608	88,469
Cash and cash equivalents at end of period	$81,765	$36,662
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$380	$12
Cash paid for income taxes	$49,234	$31,285
Supplemental Disclosures of Investing and Financing Activities:
Dividend payable	$15,000	$—
In conjunction with the acquisition of BioVectra at January 18, 2013:
Incremental fair value of assets acquired, net	$80,698
Less: fair value of contingent consideration	(30,383)
	50,315
Loss on foreign exchange rate	488
Total cash paid for acquisition of BioVectra	$50,803
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2012	58,544,206	$15,938	$145,851	$40	$161,829
Stock compensation for equity incentives and restricted common stock granted to employees	699,858	12,679			12,679
Issuance of common stock pursuant to employee stock purchase plan	83,559	2,050			2,050
Dividends declared on shares of common stock			(29,887)		(29,887)
Issuance of common stock upon exercise of stock options	671,967	5,042			5,042
Repurchase of common stock	—	—	—	—	—
Cancellation of shares related to tax liability	(5,723)	(149)			(149)
Income tax benefit realized from share-based compensation plans		5,173			5,173
Comprehensive income (loss):
Net unrealized gain on investments				(34)	(34)
Foreign currency translation adjustments				(2,640)	(2,640)
Net income			108,185		108,185
Total comprehensive income	—	—	—	—	105,511
Balances at June 30, 2013	59,993,867	$40,733	$224,149	$(2,634)	$262,248

 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company
Questcor Pharmaceuticals, Inc. ("we", "our", "us", or the "Company") is a biopharmaceutical company primarily focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc. We also have agreed to acquire certain international rights for Synacthen® (tetracosactide) and Synacthen Depot®, and have licensed the right to develop and seek approval by the U.S. Food and Drug Administration, or FDA, for these products in the United States. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the FDA for the treatment of 19 indications. Of the 19 FDA approved indications, we currently generate substantially all of our pharmaceutical net sales from the use of Acthar in connection with the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $360 million in free drug that we have provided from September 2007 through June 30, 2013, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

We continue to explore the possible use of Acthar to provide therapeutic benefit to patients suffering from other serious, difficult-to-treat autoimmune and inflammatory disorders that are included on the Acthar label. For example, we recently announced our intent to initiate a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis, a potentially serious, difficult-to-treat disorder. In addition, we are exploring the possibility of pursuing FDA approval for additional indications not currently on the Acthar label, for other serious, difficult-to-treat autoimmune and inflammatory disorders.
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

Acquisition of Synacthen
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the U.S. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable. Synacthen is a synthetic melanocortin agonist approved in various countries outside of the United States for certain autoimmune and inflammatory conditions, but has never been developed or approved for patients in the U.S.

Subject to certain closing conditions, we also will acquire from Novartis a license and certain assets to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot in certain countries outside the U.S. for all uses in humans. Subject to certain conditions and limitations, these rights and assets are exclusive, perpetual and irrevocable.
Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60.0 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit and classified as restricted cash on the Condensed Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million.

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
As of June 30, 2013, there were no changes in the recognized amount or range of outcomes for the contingent consideration recognized as a result of our acquisition of BioVectra. As of June 30, 2013, the estimated value of the contingent consideration of $29.8 million has been recorded as a liability in our condensed consolidated balance sheets ($4.4 million has been recorded as the current portion of the contingent consideration).

For the six months ended June 30, 2013, we recorded $0.2 million of acquisition-related expenses associated with the BioVectra acquisition within general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

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

The following table reflects the fair value of consideration transferred at the acquisition date (in thousands):

Allocation of Purchase Price:
Current assets excluding inventory	$11,691
Inventory	11,774
Property and equipment	35,221
Other non-current assets	1,708
Current deferred tax asset	141
Intangibles	35,581
Goodwill	21,914
Current liabilities	(6,451)
Non-current liabilities, excluding long-term debt	(1,994)
Non-current deferred tax liability	(12,012)
Long-term debt	(16,875)
Total net assets acquired	$80,698

Cash consideration paid to BioVectra shareholders	$50,315
Estimated fair value of contingent consideration	30,383
Total purchase consideration	$80,698
The following unaudited pro forma financial information for the six months ended June 30, 2013 and 2012 presents the combined results of operations of Questcor and the BioVectra acquisition described above, as if the acquisition had occurred as of January 1 of the year prior to acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had this acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Six Months Ended June 30,
	2013	2012
Net sales	$321,561	$214,112
Net income	$107,578	$76,157
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. We do not require collateral from our customers. In order to ensure that patients who need Acthar are able to obtain it regardless of ability to pay, we support the patient assistance programs administered by the National Organization of Rare Disorders, or NORD, and the Chronic Disease Fund, by providing free drug with a commercial value of over $360 million to patients from September 2007 through June 30, 2013. We do not recognize any revenue from the Acthar free drug program.
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
We currently provide our products to Medicaid participants under an agreement with the Centers for Medicare & Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. For the three and six months ended June 30, 2012, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. During the three months ended March 31, 2013, the rebate amount in the Medicaid system was reset from 100% of the AMP of Acthar to the basic 23.1% of AMP. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit complete rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Acts.
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
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves including those related to rebates and chargebacks such as Medicaid, Medicare, TRICARE, VA, 340B, and product returns. Of these, the largest reserves relate to rebates for participation in the Medicaid program which is governed by a complex set of regulations. We believe that the assumptions used to determine these reserves are reasonable considering known facts and circumstances at the time the estimates are made. However, the eventual incurred and paid rebates and chargebacks could materially differ from our reserve amounts because of, among other factors, unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, estimates of the number of Medicaid patients treated with Acthar, estimates of the number of vials used by such patients, are incorrect. If actual Medicaid rebates, or other government program rebates and chargebacks, or interpretation of the regulations are materially different from our estimates and assumptions, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted. Our reserves for rebates and chargebacks can also be affected by interpretations of regulations taken by regulatory agencies with respect to historical periods.  During the three months ended June 30, 2013, we received correspondence from CMS that indicates that Questcor should have maintained the existing baseline AMP as used by the prior owner of Acthar before Questcor acquired the drug in 2001. We have no indication that CMS' assertion is without merit and have, therefore, accrued an estimated liability for 2002 - 2009, the prior years affected by this item. This item does not impact periods following 2009. Specifically, we accrued an estimated liability for rebates totaling $11.5 million because the amount is estimable and it is probable that we will pay such amount. This had the effect of reducing our net sales in the quarter ended June 30, 2013 by $11.5 million.
Total Sales-related Reserves
At June 30, 2013 and December 31, 2012, sales-related reserves included in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2013	December 31, 2012
Medicaid rebates	$30,542	$33,921
Tricare rebates	4,019	3,222
Medicare Part D Coverage Gap Discount Program rebates	673	194
Government chargebacks	40	38
Other discounts	316	1
Total	$35,590	$37,376
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2013	2012
Balance at January 1	$33,921	$29,874
Actual Medicaid payments for sales made in prior year	(21,463)	(16,625)
Actual Medicaid payments for sales made in current year	(6,923)	(8,382)
Current Medicaid provision for sales made in prior year	11,497	1,039
Current Medicaid provision for sales made in current year	13,510	27,802
Balance at June 30	$30,542	$33,708
The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	2013	2012
Balance at January 1	$3,222	$4,095
Actual TRICARE payments for sales made in prior year	(3,380)	(571)
Actual TRICARE payments for sales made in current year	(507)	(1,046)
Current TRICARE provision for sales made in prior year	—	—
Current TRICARE provision for sales made in current year	4,684	2,234
Balance at June 30	$4,019	$4,712
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
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning January 1, 2013, all of our non-interest bearing cash balances were insured up to $250,000 per depositor at each financial institution. We did not have any non-interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2013.
We extend credit to our customer, CuraScript SD, which accounts for approximately 95% of our gross product sales and 90% of our accounts receivable. We have not experienced material credit losses on our customer accounts.
Inventories
We state inventories, net of allowances, at the lower of cost or market value. For our Acthar product, cost is determined by the first-in, first-out method. For our production materials and supplies, work-in-process and finished goods at our contract manufacturer, cost is determined on an average cost basis.
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
The components of inventory are as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw material	$9,626	$9,271
Work-in-process	1,948	—
Intermediates	1,848	—
Finished goods	4,446	690
	17,868	9,961
Less: Reserve for obsolescence	(1,040)	(52)
	$16,828	$9,909
Included in inventories at June 30, 2013 is $9.3 million held at BioVectra, in Canada.
Property, Plant and Equipment
Equipment, building, land and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2013	December 31, 2012
Equipment (including manufacturing, laboratory and office)	$24,599	$3,466
Building	12,665	—
Land	390	—
Leasehold improvements	1,446	1,349
	39,100	4,815
Less accumulated depreciation and amortization	(5,396)	(2,742)
	$33,704	$2,073

Total depreciation and amortization expense amounted to $2.8 million and $0.6 million for the six months ended June 30, 2013 and 2012 respectively. The increase in depreciation and amortization expense was due to the increase in property, plant and equipment as a result of our acquisition of BioVectra on January 18, 2013. We depreciate our property and equipment and amortize our leasehold improvements using the straight-line method of depreciation. Included in property, plant and equipment at June 30, 2013 is $31.6 million held at BioVectra, in Canada.
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
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Condensed Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of June 30, 2013, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three and six months ended June 30, 2013 and 2012, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, in Interest and Other Income.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
June 30, 2013
Cash and cash equivalents	$12,504	$—	$—	$12,504
Short-term investments:
Certificates of deposit	$480	$—	$—	$480
Corporate bonds	6,632	3	(2)	6,633
Government-sponsored enterprises	1,283	—	(2)	1,281
Municipal bonds	1,827	1	(1)	1,827
	$10,222	$4	$(5)	$10,221
December 31, 2012
Cash and cash equivalents	$7,740	$—	$—	$7,740
Short-term investments:
Certificates of deposit	$720	$2	$—	$722
Corporate bonds	47,857	29	(8)	47,878
Government-sponsored enterprises	24,699	13	—	24,712
Municipal bonds	1,395	1	(3)	1,393
	$74,671	$45	$(11)	$74,705

The amortized cost and fair value of short-term investment securities at June 30, 2013, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,412	$9,413
Due after one through two years	810	808
Total short-term investments	$10,222	$10,221

As of June 30, 2013, the average contractual maturity of our short-term investments was approximately 12 months months.
As of June 30, 2013, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(1)	$2,534	$(1)	$354
Government-sponsored enterprises	—	—	(2)	998
Municipal bonds	—	—	(1)	204
Total	$(1)	$2,534	$(4)	$1,556

The gross unrealized losses reported above for June 30, 2013 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through June 30, 2013. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments. For the three months ended June 30, 2013, we did not realize any gains or losses.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		June 30, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$12,504	$12,504	$—	$—
Short-term investments	Certificates of deposit	480	480	—	—
Short-term investments	Corporate bonds	6,633	6,633	—	—
Short-term investments	Government-sponsored enterprises	1,281	1,281	—	—
Short-term investments	Municipal bonds	1,827	1,827	—	—
	Total assets	$22,725	$22,725	$—	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	4,364	—	—	4,364
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	25,399	—	—	25,399
	Total liabilities	$29,763	$—	$—	$29,763

The fair value of contingent consideration in conjunction with the acquisition of BioVectra was determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation technique and related unobservable input for the Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Contingent consideration estimate	$29,763	Probability weighted discounted future cash flows	Discount rate	5%
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
The following table represents a roll forward of the fair value of Level 3 instruments, comprised solely of the contingent consideration, including the current portion of the contingent consideration:

June 30, 2013
Balance at beginning of period	$—
Amounts acquired or issued	30,383
Changes in fair value	(620)
Balance at end of period	$29,763
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Doral® (quazepam), is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. At March 31, 2013, we had determined that a portion of the value of our purchased technology associated with our prior acquisition of Doral was impaired. This determination was based on a signed purchase agreement dated April 30, 2013 for the disposition of Doral. Based on the agreement, we did not recover and therefore wrote off $0.7 million as of March 31, 2013. During the quarter ended June 30, 2013, we sold the asset for $0.7 million, the residual net book value. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2013 and 2012, respectively.

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

June 30, 2013
4% Term Loan, due February 2022, payable in quarterly installments of $450,743 including principal and interest	$12,895
Less: Current Portion	1,216
Funded long-term debt, less current portion	$11,679
Long-term debt
Our subsidiary, BioVectra, has a 2.85% term loan. The loan is payable monthly and is due April 2016. The loan is secured with BioVectra accounts receivable and inventory.

June 30, 2013
2.85% Term Loan, due April 2016, payable in monthly installments of $48,170 including principal and interest	$3,892
Less: Current Portion	446
Long-term debt, less current portion	$3,446
Share-based Compensation
We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation expense over either (1) the requisite service period or (2) the performance period.
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
At June 30, 2013, we had $60.5 million of total unrecognized compensation expense related to unvested stock options and unvested restricted awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.3 years.

Share-based compensation expense is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Selling and marketing	$2,570	$1,095	$5,024	$1,882
General and administrative	2,685	1,916	5,223	2,962
Research and development	1,276	706	2,432	1,170
Total	$6,531	$3,717	$12,679	$6,014

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three and six months ended June 30, 2013 and 2012 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income applicable to common shareholders	$69,123	$41,505	$108,185	$80,048
Shares used in computing net income per share applicable to common shareholders:
Basic	58,938	61,112	58,075	62,308
Effect of dilutive potential common shares:
Stock options	2,238	2,971	2,276	2,971
Restricted stock	322	30	230	26
Diluted	61,498	64,113	60,581	65,305
Net income per share applicable to common shareholders:
Basic	$1.17	$0.68	$1.86	$1.28
Diluted	$1.12	$0.65	$1.79	$1.23

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three and six months ended June 30, 2013 and 2012 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	2,010	1,207	2,004	900
Restricted stock awards	—	—	—	—
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income applicable to common shareholders	$69,123	$41,505	$108,185	$80,048
Less: Dividends declared	15,000	—	29,887	—
Undistributed earnings	$54,123	$41,505	$78,298	$80,048

Common stock undistributed earnings	53,172	41,451	76,648	79,951
Unvested restricted stock award undistributed earnings	951	54	1,650	97
Total undistributed earnings	$54,123	$41,505	$78,298	$80,048
Dividend Program
During September 2012, our Board of Directors adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per common share to all shareholders of record at the close of business on October 31, 2012. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, with such increase occurring with the quarterly cash dividend paid on April 30, 2013. In May 2013, we announced our most recent quarterly cash dividend of $0.25 per share and such dividend was paid on July 30, 2013.
Purchased Technology, Goodwill and Intangibles
Purchased technology consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Purchased technology	$4,386	$4,386
Less accumulated amortization	(4,386)	(2,893)
Purchased technology, net	$—	$1,493

Purchased technology at June 30, 2013 and December 31, 2012 consists of our acquisition costs for Doral. At March 31, 2013, we determined that a portion of the value of our purchased technology associated with the acquisition of Doral was impaired. As discussed above, during the quarter ended June 30, 2013 we entered into a purchase agreement to sell Doral. The agreed upon purchase price was $0.7 million. Based on the value established by the purchase agreement, we determined that the asset was impaired and wrote off $0.7 million of the asset value as of March 31, 2013. We subsequently wrote off the remaining asset value during the quarter ended June 30, 2013. During the quarter ended June 30, 2013, we sold the asset for $0.7 million.
Goodwill and intangibles acquired in conjunction with the acquisition of BioVectra, consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Acquired intangibles	$33,677	$—
Less accumulated amortization	(1,547)	—
Acquired intangibles, net	$32,130	$—
Goodwill	$20,811	$—

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$—
Goodwill resulting from the acquisition of BioVectra	21,914
Currency translation	(1,103)
Balance at June 30, 2013	$20,811

The following table summarizes the changes in the carrying amount of intangibles (in thousands):

Balance at December 31, 2012	$—
Intangibles resulting from the acquisition of BioVectra	35,581
Amortization expense	(1,547)
Currency translation	(1,904)
Balance at June 30, 2013	$32,130
Amortization expense for BioVectra's intangibles totaled $1.5 million for the six months ended June 30, 2013. The estimated annual amortization expense for intangible assets is approximately $1.5 million for the remainder of 2013, $3.3 million in 2014, $3.3 million in 2015, $3.1 million in 2016 and $2.9 million in 2017 and $10.3 million thereafter. Amortizable intangible assets are amortized over 8 to 10 years (9 years average). Customer relationships are amortized on an accelerated basis over their useful lives.
Intangibles acquired in conjunction with the acquisition of Synacthen, consists of the following (in thousands):

	June 30, 2013	December 31, 2012
In process R&D asset	$176,046	$—
Less accumulated amortization	(269)	—
In process R&D asset, net	$175,777	$—
Amortization expense for the intangible acquired in conjunction with the acquisition of Synacthen totaled $0.3 million for the six months ended June 30, 2013. The estimated annual amortization expense for the intangible asset is approximately $4.4 million in 2013, $8.8 million in 2014, $8.8 million in 2015, $8.8 million in 2016 and $8.8 million in 2017 and $136.2 million thereafter. The in process R&D asset will be amortized over 20 years.
Commitments and Contingencies
BioVectra receives funding from the Atlantic Canada Opportunities Agency (“ACOA”) which is contingently repayable on a royalty basis upon sales of commercialized products resulting from 4 projects. In the event that the products are not commercialized under the program or do not continue to generate revenues, the royalty agreement will be terminated without future obligation to BioVectra. Royalties paid under this agreement in the three and six months ended June 30, 2013 were immaterial.
We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal, state and foreign governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies.
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.
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

In August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In November 2012, a Judge of the Superior Court of California, Orange County, transferred this lawsuit to the Superior Court of California, Santa Clara County. In February 2013, a Judge of the Superior Court denied Glenridge's motion to stay this lawsuit in favor of the accounting lawsuit described in the immediately preceding paragraph. In February 2013, we filed a motion for summary judgment on issues related to the fiduciary duty claim. In June 2013, a Judge of the Superior Court granted the motion in part, and denied it in part, and found that Glenridge's main principal owed fiduciary duties to Questcor during the relevant period. On June 18, 2013, we filed an amended complaint to introduce new allegations of concealment against Glenridge. Glenridge's responsive pleading is expected to be filed no later than August 22, 2013.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On January 4, 2013, the district court issued an order appointing the West Virginia Investment Management Board and Plumbers & Pipefitters National Pension Fund as Lead Plaintiffs in the consolidated securities action. In March 2013, the Lead Plaintiffs filed a consolidated amended complaint for the consolidated securities action. We filed a motion to dismiss the consolidated amended complaint in May 2013. A hearing on the motion is currently scheduled on September 13, 2013.
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
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the Norton case described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, an other alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities and federal derivative actions are resolved.
Put Options Securities Action

In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the Norton case described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Pursuant to a stipulation of the parties, our response to the complaint is due in September 2013.
Segment Reporting
We have historically operated in one business segment. On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra Inc. We now manage our operations through two operating segments which are defined by our separate companies - Questcor Pharmaceuticals, Inc., or Questcor Pharmaceuticals, and BioVectra. Each segment is operated as an independent business under its own management team, and has responsibility for its commercial activities, operations, and research and development activities related to its products. We intend to have BioVectra continue to operate independently under its existing management team for the foreseeable future.
Questcor Pharmaceuticals is headquartered in Anaheim, California, and is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Questcor Pharmaceuticals' primary product is Acthar. Questcor Pharmaceuticals currently generates substantially all of its net sales from the use of Acthar in connection with the following: the treatment of proteinuria in idiopathic types of nephrotic syndrome, the treatment of acute exacerbations of multiple sclerosis in adults, the treatment of certain rheumatology-related conditions, and the treatment of infantile spasms in infants and children under two years of age.
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
Segment results for net sales are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Net income, which includes the negative impact of purchase price adjustments related to our January 18, 2013 acquisition of BioVectra, is the primary responsibility of segment operating management and therefore all activities remain in the segment in which incurred for performance assessment by our chief operating decision maker.
For the three and six months ended June 30, 2013 and 2012, information regarding our net sales and net income for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the three months ended June 30, 2013	$177,045	$7,693	$(165)	$184,573
For the three months ended June 30, 2012	$112,452	$—	$—	$112,452
Net Income
For the three months ended June 30, 2013	$70,125	$(1,015)	$13	$69,123
For the three months ended June 30, 2012	$41,505	$—	$—	$41,505

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the six months ended June 30, 2013	$303,817	$16,078	$(193)	$319,702
For the six months ended June 30, 2012	$208,421	$—	$—	$208,421
Net Income
For the six months ended June 30, 2013	$110,948	$(2,770)	$7	$108,185
For the six months ended June 30, 2012	$80,048	$—	$—	$80,048

As of June 30, 2013 and December 31, 2012, information regarding total assets for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Total Assets
June 30, 2013	$510,972	$109,454	$(80,698)	$539,728
December 31, 2012	$252,431	$—	$—	$252,431
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
During the six months ended June 30, 2012, we used $185.1 million of our cash to repurchase 4.5 million shares of our common stock. During the six months ended June 30, 2013, we did not repurchase any shares of our common stock. Under this share repurchase plan, we have repurchased a total of 16.0 million shares of our common stock for $309.9 million through June 30, 2013, at an average price of $19.37 per share. As of June 30, 2013, there are approximately 6.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 22.2 million for $340.3 million at an average price of $15.36 per share.
Total share-based compensation expenses, related to both stock options and restricted stock awards, for the six months ended June 30, 2013 and 2012 were $12.7 million and $6.0 million, respectively. For the six months ended June 30, 2013, we granted options to employees and non-employee directors to purchase 343,623 shares of our common stock at a weighted average exercise price of $30.06 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that the liability associated with the achievement of the one-time performance milestone was reasonably estimable and probable. As such, we recorded share-based compensation costs related to these performance-based options.

In addition to stock options, we may also grant restricted stock awards to certain employees. For the six months ended June 30, 2013 and 2012, we issued 731,916 and 33,440 restricted stock awards, respectively. For the six months ended June 30, 2013, we issued 471,453 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At June 30, 2013, we determined achievement of the milestone was neither reasonably probable nor estimable and, therefore, did not record stock-based compensation expense associated with such grants. The total share-based compensation costs for the six months ended June 30, 2013 and 2012 included $5.4 million and $0.3 million, respectively, related to restricted stock awards.
Subsequent Events
Subsequent to June 30, 2013, we announced the following:

•
our intent to initiate a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis, a potentially serious, difficult-to-treat disorder already included on the Acthar label; and

•	the commencement of patient screening in connection with our Phase 2 study to explore the safety and tolerability of Acthar in patients with Amyotrophic Lateral Sclerosis (ALS).
We evaluated subsequent events that have occurred after June 30, 2013, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

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

Overview
We are biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc. We also have agreed to acquire certain international rights for Synacthen® (tetracosactide) and Synacthen Depot®, and have licensed the right to develop and seek approval by the U.S. Food and Drug Administration, or FDA, for these products in the United States. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the FDA for the treatment of 19 indications. Of these 19 indications, we currently generate substantially all of our pharmaceutical net sales from the use of Acthar in connection with the following indications:

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

•
Infantile Spasms (IS): Acthar is indicated “as monotherapy for the treatment of infantile spasms in infants and children under 2 years of age.” We continue to support this vulnerable patient population. We believe that a significant percentage of the $360 million in free drug that we have provided from September 2007 through June 30, 2013, has been used to treat IS. We support the IS community through other initiatives. In February 2012, we were awarded the first-ever Corporate Citizenship Award presented by the Child Neurology Foundation. This award honors our long-term commitment to support the child neurology community as well as our specific efforts to fund education and research related to IS.

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

Our research and development program for Acthar is focused on: (i) the evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We manage contract research organizations to conduct our in-house discovery programs, which include the following:

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

•
Amyotrophic Lateral Sclerosis (ALS). In April 2013, we received a Notice of Allowance from the FDA for our IND relating to a proof-of-concept trial of Acthar in ALS. In July 2013, we commenced patient screening in connection with our Phase 2 study to explore the safety and tolerability of Acthar in patients with ALS.

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

•
Multiple Sclerosis - Progressive MS: We are supporting a clinical investigator-initiated study examining the potential therapeutic effects of Acthar in patients diagnosed with progressive multiple sclerosis.

•
Cognitive Protection/Autism. We are supporting a preclinical investigator-initiated study, to determine whether Acthar has protective effects in an animal model of epilepsy with concomitant autism-related cognitive dysfunction.

•	Chronic Migraine: We are supporting a clinical investigator-initiated study examining the potential therapeutic effects of Acthar in patients suffering from refractory chronic migraine headaches.

•	Pharmacology. We are supporting third-party non-clinical and clinical pharmacology studies:

•
Multiple Sclerosis. We are supporting an investigator-initiated study, evaluating the immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an investigator-initiated study evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to multiple sclerosis.

We are also in the process of implementing a research and development program for Synacthen. The first step in this process is expected to be the preclinical evaluation of several potential indications the company has identified for which Synacthen could potentially play an important therapeutic role. Following the evaluation of results from this initial effort, and the assessment of further strategic factors, a minimum of 1-2 lead indications for Synacthen will be selected for clinical evaluation with the objective of working with the FDA towards an eventual NDA filing in one or more indications.
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
Healthcare provider understanding of Acthar is facilitated by our experienced team of sales representatives and managers. We have an active compliance program led by our Chief Compliance Officer who reports directly to our Chief Executive Officer and to the Compliance Committee of our Board of Directors. Our compliance program is based on the Office of Inspector General's guidance relating to the following elements of an effective compliance program: (i) written policies and procedures, (ii) compliance officer and compliance committee, (iii) effective training and communication, (iv) effective lines of communication, (v) monitoring and auditing, (vi) enforcement and disciplinary guidelines, and (vii) corrective action process.
Recent Developments
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the U.S. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable.
Subject to certain closing conditions, we also will acquire from Novartis a license and certain assets to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot in certain countries outside the U.S. for all uses in humans. Subject to certain conditions and limitations, these rights and assets are exclusive, perpetual and irrevocable.
The Synacthen transaction leverages our understanding of the different characteristics and biological activity of melanocortin receptor agonists as well as the potential use of melanocortin receptor agonists in the treatment of serious and difficult-to-treat autoimmune and inflammatory disorders.  The transaction also provides Questcor with an opportunity to initiate our presence in more than three dozen international markets and to reinvigorate Synacthen in those markets.
Under the terms of the transaction agreements, we paid Novartis an upfront cash payment of $60.0 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit. In no event will the total payments related to this transaction exceed $300 million.
On January 18, 2013, we completed our acquisition of BioVectra. BioVectra is located in Prince Edward Island, Canada, and is a supplier of specialty contract manufacturing services to the global pharmaceutical and biotechnology industry.

BioVectra manufactures active pharmaceutical ingredients (API), chemical intermediates, and bioprocessing reagents. BioVectra has been our manufacturing partner for the API in Acthar since April, 2003. As of January 18, 2013, BioVectra's facilities were staffed by 178 employees including chemists, engineers and technicians.
We acquired 100% of the issued and outstanding shares of BioVectra utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration based on BioVectra's financial results over the next three years, which consideration is payable annually with a final true-up payment in the third year.

Results of Operations
Three months ended June 30, 2013 compared to the three months ended June 30, 2012:
Recorded Net Sales

	Three Months Ended		Increase	% Change
	June 30,
	2013	2012
	(in $000’s)
Pharmaceutical sales	$203,580	$131,679	$71,901	55%
Less sales reserves:
Provision for Medicaid rebates	7,483	15,537	(8,054)	(52)%
Provision for Medicaid rebates - prior	11,500	—	11,500	100%
Provision for chargebacks	113	200	(87)	(44)%
Provision for Coverage Gap Discount	1,142	431	711	165%
Provision for TRICARE	3,144	1,157	1,987	172%
Co-payment assistance and other	3,153	1,902	1,251	66%
Total sales reserves	26,535	19,227	7,308	38%
Total pharmaceutical net sales	177,045	112,452	64,593	57%

Total contract manufacturing net sales	7,528	—	7,528	100%
Total net sales	$184,573	$112,452	$72,121	64%

Net sales for the three months ended June 30, 2013 and 2012 were comprised primarily of net sales of Acthar, with net sales for the three months ended June 30, 2013 also including net sales from BioVectra. Net sales of Acthar for the three months ended June 30, 2013 increased 58% to $177.0 million as compared to $112.4 million during the same period in 2012. This growth resulted primarily from increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 7,050 vials for the three months ended June 30, 2013 as compared to 4,710 vials shipped for the three months ended June 30, 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was in part driven by our July 2013 entry into rheumatology with our pilot effort in dermatomyositis and polymyositis and the expansion of our Rheumatology Sales Force, which was completed in February 2013. Increased demand from CuraScript SD was also driven by the expanded usage of Acthar by nephrologists in the treatment of NS and by neurologists in the treatment of MS. Net sales attributable to IS were positively impacted by the reduction in the Medicaid rebate amount for Acthar, as a higher percentage of infants than adults are enrolled in Medicaid.
Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical sales in the calculation of net sales. For the three months ended June 30, 2013, this provision was impacted by two factors. First, during the three months ended June 30, 2013, the Medicaid rebate amount was reset in the Medicaid system from 100% of the average manufacturing price, or AMP, of Acthar to the basic rebate amount of 23.1% of AMP. Second, we received correspondence from CMS that indicates that Questcor should have maintained the existing baseline AMP as used by the prior owner of Acthar before Questcor acquired the drug in 2001. We have no indication that CMS' assertion is without merit and have, therefore, accrued an estimated liability for 2002 - 2009, the prior years affected by this item. This item does not impact periods following 2009. Specifically, we accrued an estimated liability for rebates totaling $11.5 million because the amount is estimable and it is probable that we will pay such amount. For the three months ended June 30, 2013, we recorded a provision of 12.6% of our gross revenue for sales-related reserves, a decrease from the 14.6% in the three months ended June 30, 2012.
There is limited but growing awareness of Acthar amongst physicians who practice in the relevant medical specialties, due in part to Acthar being under-invested in by its previous owners. As such, we have expanded our sales force across multiple approved therapeutic areas in order to increase our ability to educate physicians about Acthar's potential benefit to their patients. In February 2013, we completed the previously announced expansion of our Rheumatology Sales Force. Most recently, we announced our intent to initiate a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis, which may include the hiring and training of a small pilot sales force of five to ten sales representatives during the third quarter of 2013. It is unclear whether this approach of expanding our sales force will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex and results are uncertain. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that distribution channel inventory was within the normal historic range as of June 30, 2013.
Net sales for BioVectra were $7.5 million representing 4.1% of total net sales. Because we acquired BioVectra on January 18, 2013, there were no comparable sales in the same period 2012.

Cost of Sales and Gross Profit

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
Cost of sales	$17,221	$6,379	$10,842	170%
Gross profit	$167,352	$106,073	$61,279	58%
Gross margin	91%	94%

Cost of sales was $17.2 million for the three months ended June 30, 2013, as compared to $6.4 million for the three months ended June 30, 2012. Our gross margin and gross profit was 91% and $167.4 million, respectively, for the three months ended June 30, 2013, as compared to 94% and $106.1 million, respectively, for the three months ended June 30, 2012.
Cost of sales for the three months ended June 30, 2013 primarily included costs associated with the sale of Acthar ($10.5 million or 61% of the total costs) and costs associated with our manufacturing activity at BioVectra ($6.8 million or 39% of the total costs). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
The increase in gross profit dollars is due to continued growth in vials sold for all of our indications. The increase in cost of sales was primarily due to the following: (1) the inclusion of BioVectra manufacturing costs, (2) an increase in Acthar net sales, (3) an increase in costs associated with the distribution of Acthar, including our hub reimbursement support center, and (4) an increase in royalties on Acthar net sales.
The decrease in the overall gross margin quarter over quarter is due to the inclusion of BioVectra, a manufacturing company, which has a lower gross margin on sales than our sales of Acthar, in our consolidated results.
We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to the inclusion of BioVectra, increased costs associated with our hub reimbursement support center, outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for pharmaceutical products, including Acthar, and other pharmaceutical ingredients, is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
Selling and marketing expense	$37,900	$27,609	$10,291	37%

Selling and marketing expenses were $37.9 million for the three months ended June 30, 2013, as compared to $27.6 million for the three months ended June 30, 2012. The increase of $10.3 million in 2013 as compared to 2012 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
General and administrative expense	$13,126	$8,647	$4,479	52%

General and administrative expenses were $13.1 million for the three months ended June 30, 2013, as compared to $8.6 million for the three months ended June 30, 2012. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $4.5 million in 2013 as compared to 2012 is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal costs.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
Research and development	$12,240	$8,485	$3,755	44%

Research and development expenses were $12.2 million in the three months ended June 30, 2013, as compared to $8.5 million for the three months ended June 30, 2012. The increase in research and development expenses for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increases in headcount and headcount-related costs to continue and expand our various research and development programs, including with respect to the following clinical studies: (1) the initiation of our Phase 4 dose response clinical trial for idiopathic membranous nephropathy, (2) the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy, and (3) the initiation of our study exploring the efficacy, safety and pharmacodynamics of Acthar in system lupus erythematosus. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to regulatory, product development, medical affairs and manufacturing costs. Such categories include the following types of costs:

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
For the three months ended June 30, 2013, approximately 5% of our research and development costs were spent on regulatory costs, 43% was spent on product development costs, 39% was spent on medical affair costs, and approximately 13% was spent on manufacturing costs.
For the three months ended June 30, 2012, approximately 10% of our research and development costs were spent on regulatory costs, 45% was spent on product development costs, 31% was spent on medical affair costs, and approximately 14% was spent on manufacturing costs.
We continue to invest in Acthar through the expansion of our product development efforts. We manage contract research organizations to conduct our in-house discovery programs. We are the sponsor of a Phase 4 clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011. We are conducting Phase 4 clinical trials evaluating Acthar for the treatment of SLE and randomized our first patient in January 2013. We are also exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label involving other serious, difficult-to-treat autoimmune and inflammatory disorders with high unmet medical need. We reached agreement with the FDA with respect to our investigational new drug application, or IND, for a small Company-sponsored study to evaluate the safety and efficacy of Acthar in treating diabetic nephropathy. We are evaluating the potential clinical benefit that Acthar may provide for the treatment of ALS (commonly referred to as Lou Gehrig's disease). In April 2013, we received a Notice of Allowance from the FDA for our IND relating to a proof-of-concept trial of Acthar in ALS and in July 2013 we commenced patient screening in connection with our Phase 2 study to explore the safety and tolerability of Acthar in patients with ALS. These programs will result in a significant increase in research and development expense throughout 2013.
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
With our June 2013 acquisition of rights to Synacthen, we are implementing a research and development effort for Synacthen aimed at obtaining FDA and additional international approvals of Synacthen for one or more indications. This will be a multi-year effort, require a significant investment of time and resources including financial resources, and will be subject to numerous risks and uncertainties.
Share-based compensation costs. Total share-based compensation costs, related to stock options and restricted stock awards, for the three months ended June 30, 2013 and 2012 were $6.5 million and $3.7 million, respectively. For the three months ended June 30, 2013, we granted options to employees and non-employee directors to purchase 140,873 shares of our common stock at a weighted average exercise price of $35.22 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2012 the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 301 on June 30, 2012 to 425 employees on June 30, 2013, offset by the decrease in the weighted average stock price from $43.52 in the quarter ended June 30, 2012 to $35.48 in the quarter ended June 30, 2013.

In addition to stock options, we may also grant restricted stock awards to certain employees. For the three months ended June 30, 2013, we issued 65,713 restricted stock awards. We did not issue any restricted stock awards in the three months ended June 30, 2012. During the first quarter of 2013, we issued 471,453 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone is achieved. At June 30, 2013, we determined achievement of the milestone was neither reasonably probable nor estimable and, therefore, did not recorded stock-based compensation expense associated with such grants. The total share-based compensation costs for the three months ended June 30, 2013 and 2012 included $3.3 million and $101,898, respectively, related to restricted stock awards.
The following table sets forth our share-based compensation costs for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Selling and marketing	$2,570	$1,095
General and administrative	2,685	1,916
Research and development	1,276	706
Total	$6,531	$3,717

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2013 was $2.5 million, as compared to $0.3 million for the three months ended June 30, 2012. The increase in depreciation and amortization expense of $2.2 million as compared to 2012 was due primarily to the related amortization expense of the purchased intangibles in conjunction with the acquisitions of BioVectra and Synacthen.

Income tax expense. Income tax expense for the three months ended June 30, 2013 was $34.0 million, as compared to $19.7 million for the three months ended June 30, 2012. The increase in income tax expense of $14.3 million in 2013 as compared to 2012 was primarily due to an increase in revenue offset by the extension of the research and development tax credit that occurred in the first quarter of 2013. Our foreign earnings attributable to the BioVectra and Synacthen acquisitions will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012:
Recorded Net Sales

	Six Months Ended		Increase	% Change
	June 30,
	2013	2012
	(in $000’s)
Pharmaceutical sales	$340,958	$243,027	$97,931	40%
Less sales reserves:
Provision for Medicaid rebates	13,507	28,849	(15,342)	(53)%
Provision for Medicaid prior period	11,500	—	11,500	100%
Provision for chargebacks	159	264	(105)	(40)%
Provision for Coverage Gap Discount	1,359	556	803	144%
Provision for TRICARE	4,684	2,234	2,450	110%
Co-payment assistance and other	5,932	2,703	3,229	119%
Total sales reserves	37,141	34,606	2,535	7%
Total pharmaceutical net sales	303,817	208,421	95,396	46%

Total contract manufacturing net sales	15,885	—	15,885	100%
Total net sales	$319,702	$208,421	$111,281	53%

Net sales for the six months ended June 30, 2013 and 2012 were comprised primarily of net sales of Acthar, with net sales for the six months ended June 30, 2013 also including net sales from BioVectra. Net sales of Acthar for the six months ended June 30, 2013 increased 46% to $303.7 million as compared to $208.3 million during the same period in 2012. This growth resulted primarily from increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 11,880 vials for the six months ended June 30, 2013 as compared to 8,821 vials shipped for the six months ended June 30, 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven in part by our entry into rheumatology with our pilot effort in dermatomyositis and polymyositis and the expansion of our Rheumatology Sales Force, which was completed in February 2013. Increased demand from CuraScript SD was also driven by the expanded usage of Acthar by nephrologists in the treatment of NS and by neurologists in the treatment of MS. Net sales attributable to IS were positively impacted by the reduction in the Medicaid rebate amount for Acthar, as a higher percentage of infants than adults are enrolled in Medicaid.
Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical sales in the calculation of net sales. For the six months ended June 30, 2013, this provision was impacted by two factors. First, during the six months ended June 30, 2013, the Medicaid rebate amount was reset in the Medicaid system from 100% of the AMP of Acthar to the basic rebate amount of 23.1% of AMP. Second, we received correspondence from CMS that indicates that Questcor should have maintained the existing baseline AMP as used by the prior owner of Acthar before Questcor acquired the drug in 2001. We have no indication that CMS' assertion is without merit and have, therefore, accrued an estimated liability for 2002 - 2009, the prior years affected by this item. This item does not impact periods following 2009. Specifically, we accrued an estimated liability for rebates totaling $11.5 million because the amount is estimable and it is probable that we will pay such amount. For the six months ended June 30, 2013, we recorded a provision of 10.4% of our gross revenue for sales-related reserves, a decrease from the 14.2% in the six months ended June 30, 2012.
There is limited but growing awareness of Acthar amongst physicians who practice in the relevant medical specialties, due in part to Acthar being under-invested in by its previous owners. As such, we have expanded our sales force across multiple approved therapeutic areas in order to increase our ability to educate physicians about Acthar's potential benefit to their patients. In February 2013, we completed the previously announced expansion of our Rheumatology Sales Force. Most recently, we announced our intent to initiate a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis, which may include the hiring and training of a small pilot sales force of five to ten sales representatives during the third quarter of 2013. It is unclear whether this approach of expanding our sales force will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex and results are uncertain. We modify and re-allocate individual sales territories across our enlarged sales force, which can cause temporary disruptions in our selling efforts. Additionally, while the cost of our new sales representatives impacts our operating expenses immediately, there can be a delay in the expected ability of our new representatives to increase our net sales due to the time it takes for us to train the new representatives and for the new representatives to establish professional relationships with prescribing physicians within their territories.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that distribution channel inventory was within the normal historic range as of June 30, 2013.
Net sales for BioVectra were $15.9 million representing 5.0% of total net sales. Because we acquired BioVectra on January 18, 2013, there were no comparable sales in the same period 2012.

Cost of Sales and Gross Profit

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
Cost of sales	$33,410	$11,900	$21,510	181%
Gross profit	$286,292	$196,521	$89,771	46%
Gross margin	90%	94%

Cost of sales was $33.4 million for the six months ended June 30, 2013, as compared to $11.9 million for the six months ended June 30, 2012. Our gross margin and gross profit was 90%, or $286.3 million, respectively, for the six months ended June 30, 2013, as compared to 94%, or $196.5 million, respectively, for the six months ended June 30, 2012.
Cost of sales for the six months ended June 30, 2013 primarily included costs associated with the sale of Acthar ($18.5 million or 55% of the total costs) and costs associated with our manufacturing activity at BioVectra ($14.9 million or 45% of the total costs). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
The increase in gross profit dollars is due to continued growth in vials sold for all of our indications. The increase in cost of sales was primarily due to the following: (1) the inclusion of BioVectra manufacturing costs, (2) an increase in Acthar net sales, (3) an increase in costs associated with the distribution of Acthar, including our hub reimbursement support center, and (4) an increase in royalties on Acthar net sales.
The decrease in the overall gross margin quarter over quarter is due to the inclusion of BioVectra, a manufacturing company, which has a lower gross margin on sales than our sales of Acthar, in our consolidated results.
We continue to expect our cost of sales, in absolute dollars, to increase in future periods due to the inclusion of BioVectra, increased costs associated with our hub reimbursement support center, outside product potency testing, product stability testing and, in the event of increased net sales, higher royalty payments. The manufacturing process for pharmaceutical products, including Acthar, and other pharmaceutical ingredients, is complex and problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors.
Selling and Marketing

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
Selling and marketing expense	$73,362	$49,324	$24,038	49%

Selling and marketing expenses were $73.4 million for the six months ended June 30, 2013, as compared to $49.3 million for the six months ended June 30, 2012. The increase of $24.0 million in 2013 as compared to 2012 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
General and Administrative

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
General and administrative expense	$25,675	$14,089	$11,586	82%

General and administrative expenses were $25.7 million for the six months ended June 30, 2013, as compared to $14.1 million for the six months ended June 30, 2012. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $11.6 million in 2013 as compared to 2012 is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal costs.

Research and Development

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2013	2012
	(in $000’s)
Research and development	$23,033	$14,150	$8,883	63%

Research and development expenses were $23.0 million in the six months ended June 30, 2013, as compared to $14.2 million for the six months ended June 30, 2012. The increase in research and development expenses for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increases in headcount and headcount-related costs to continue and expand our various research and development programs, including with the following clinical studies: (1) the initiation of our Phase 4 dose response clinical trial for idiopathic membranous nephropathy, (2) the initiation of our pilot safety and efficacy study of Acthar in patients with diabetic nephropathy, and (3) the initiation of our study exploring the efficacy, safety and pharmacodynamics of Acthar in system lupus erythematosus. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
We manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to regulatory, product development, medical affairs, and manufacturing costs. Such categories include the following types of costs:

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

For the six months ended June 30, 2013, approximately 4% of our research and development expenditures were for regulatory costs, 42% was spent on product development costs, 41% was spent on medical affair costs, and approximately 13% was spent on manufacturing costs.
For the six months ended June 30, 2012, approximately10% of our research and development expenditures were for regulatory costs, 44% was spent on product development costs, 34% was spent on medical affair costs, and approximately 12% was spent on manufacturing costs.
We continue to invest in Acthar through the expansion of our product development efforts. We manage contract research organizations to conduct our in-house discovery programs. We are the sponsor of a Phase 4 clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011. We are conducting Phase 4 clinical trials evaluating Acthar for the treatment of SLE and randomized our first patient in January 2013. We are also exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label involving other serious, difficult-to-treat autoimmune and inflammatory disorders with high unmet medical need. We reached agreement with the FDA with respect to our investigational new drug application, or IND, for a small Company-sponsored study to evaluate the safety and efficacy of Acthar in treating diabetic nephropathy. We are evaluating the potential clinical benefit that Acthar may provide for the treatment of ALS (commonly referred to as Lou Gehrig's disease). In April 2013, we received a Notice of Allowance from the FDA for our IND relating to a proof-of-concept trial of Acthar in ALS and in July 2013 we commenced patient screening in connection with our Phase 2 study to explore the safety and tolerability of Acthar in patients with ALS. These programs will result in a significant increase in research and development expense throughout 2013.
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
With our June 2013 acquisition of rights to Synacthen, we are implementing a research and development effort for Synacthen aimed at obtaining FDA and additional international approvals of Synacthen for one or more indications. This will be a multi-year effort, require a significant investment of time and resources including financial resources, and will be subject to numerous risks and uncertainties.
Share-based compensation costs. Total share-based compensation costs, related to stock options and restricted stock awards, for the six months ended June 30, 2013 and 2012 were $12.7 million and $6.0 million, respectively. For the six months ended June 30, 2013, we granted options to employees and non-employee directors to purchase 343,623 shares of our common stock at a weighted average exercise price of $30.06 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2012 the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 301 on June 30, 2012 to 425 employees on June 30, 2013, offset by the decrease in the weighted average stock price from $40.39 in the six months ended June 30, 2012 to $32.38 in the six months ended June 30, 2013.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the six months ended June 30, 2013 and 2012, we issued 731,916 and 33,440 restricted stock awards, respectively. For the six months ended June 30, 2013, we issued 471,453 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At June 30, 2013, we determined achievement of the milestone was neither reasonably probable nor estimable and, therefore, did not recorded stock-based compensation expense associated with such grants. The total share-based compensation costs for the six months ended June 30, 2013 and 2012 included $5.4 million and $0.3 million, respectively, related to restricted stock awards.
The following table sets forth our share-based compensation costs for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Selling and marketing	$5,024	$1,882
General and administrative	5,223	2,962
Research and development	2,432	1,170
Total	$12,679	$6,014

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2013 was $4.6 million, as compared to $0.6 million for the six months ended June 30, 2012. The increase in depreciation and amortization expense of $4.0 million as compared to 2012 was due primarily to the related amortization expense of the purchased intangibles in conjunction with the acquisitions of BioVectra and Synacthen.

Income tax expense. Income tax expense for the six months ended June 30, 2013 was $52.4 million, as compared to $38.7 million for the six months ended June 30, 2012. The increase in income tax expense of $13.7 million in 2013 as compared to 2012 was primarily due to an increase in revenue offset by the extension of the research and development tax credit that occurred in the first quarter of 2013. Our foreign earnings attributable to the BioVectra and Synacthen acquisitions will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.

Liquidity and Capital Resources
Cash and cash equivalents, short term investments and working capital as of June 30, 2013 and December 31, 2012 were as follows (in thousands):
Financial Assets:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$81,765	$80,608
Short term investments	10,221	74,705
Cash, cash equivalents and short term investments	$91,986	$155,313

Select measures of liquidity and capital resources:

	June 30, 2013	December 31, 2012
Current assets	$214,463	$237,276
Current liabilities	130,416	90,399
Working Capital	$84,047	$146,877
Current ratio	1.64	2.62
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

The decrease in cash, cash equivalents and short-term investments from December 31, 2012 to June 30, 2013 was primarily due to the acquisitions of BioVectra and Synacthen, offset by our net sales and the related cash generated from operations. The decrease in our working capital was primarily due to decreases in our overall cash position, increases in our dividend payable and the current portion of our contingent liabilities associated with the acquisitions of BioVectra and Synacthen, offset by increases in inventory (due primarily to the acquisition of BioVectra), decreases in accrued compensation and sales-related reserves (due to the pay out of the corporate bonus pool and the reduction in our Medicaid rebate percent, respectively). We expect to maintain increased amounts of inventory as compared to historical averages as a result of the acquisition of BioVectra.
Our collection terms on our accounts receivable relating to sales of Acthar to CuraScript SD are net 30 days. CuraScript SD represents approximately 90% of our accounts receivable and 95% of our net sales.
We expect continued growth in our research and development and selling and marketing expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Cash Flows
Change in cash and cash equivalents:

	Six Months Ended		Increase/ (Decrease)
	June 30,
(in $000's)	2013	2012
Net cash flows provided by operating activities	$122,991	$84,104	$38,887
Net cash flows (used in) / provided by investing activities	(117,925)	42,258	(160,183)
Net cash flows used in financing activities	(3,596)	(178,169)	174,573
Impact of exchange rates on cash flows	(313)	—	(313)
Net change in cash and cash equivalents	$1,157	$(51,807)	$52,964

Operating Activities
The components of cash flows from operating activities, as reported on our Condensed Consolidated Statement of Cash Flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, impairment of purchased technology and goodwill, and loss on disposal of property and equipment was $127.5 million and $87.8 million for the six months ended June 30, 2013 and 2012, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $4.5 million for the six months ended June 30, 2013 and $3.7 million for the six months ended June 30, 2012. The $4.5 million change in operating assets and liabilities primarily relates to a decrease in accrued compensation of $10.8 million as a result of the 2012 corporate bonus pool payout during the period, a decrease in sales related reserves of $1.8 million due to the favorable change in our Medicaid rebate rate and increase in our accounts receivable of $2.9 million due to an increase in net sales year over year, offset by a decrease in inventory of $4.3 million.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Acquisition of BioVectra, net of cash acquired of $46.7 million;

•	Acquisition of Synacthen of $60.0 million;

•	Letter of credit secured by $75.0 million in conjunction with the acquisition of Synacthen;

•	Purchases of property and equipment of $1.1 million;

•	Purchases of short term investments of $52.0 million; and

•	Maturities of short term investments of $116.2 million.
Financing Activities
Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $5.2 million; and

•	the proceeds from issuance of common stock related to the exercise of stock options of $6.9 million; offset by

•	dividends paid of $14.9 million.
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the U.S. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable.
Under the terms of the transaction agreements, we paid Novartis an upfront cash payment of $60.0 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit. In no event will the total payments related to this transaction exceed $300 million.
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
We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 22.2 million shares of our common stock under our stock repurchase plan for $340.3 million through June 30, 2013, at an average price of $15.36 per share. As of June 30, 2013, there are 6.3 million shares authorized remaining under our stock repurchase plan.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
In August 2012, we filed a separate lawsuit in the Superior Court of California, Orange County, against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In November 2012, a Judge of the Superior Court of California, Orange County, transferred this lawsuit to the Superior Court of California, Santa Clara County. In February 2013, a Judge of the Superior Court denied Glenridge's motion to stay this lawsuit in favor of the accounting lawsuit described in the immediately preceding paragraph. In February 2013, we filed a motion for summary judgment on issues related to the fiduciary duty claim. In June 2013, a Judge of the Superior Court granted the motion in part, and denied it in part, and found that Glenridge's main principal owed fiduciary duties to Questcor during the relevant period. On June 18, 2013, we filed an amended complaint to introduce new allegations of concealment against Glenridge. Glenridge's responsive pleading is expected to be filed no later than August 22, 2013.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On January 4, 2013, the district court issued an order appointing the West Virginia Investment Management Board and Plumbers & Pipefitters National Pension Fund as Lead Plaintiffs in the consolidated securities action. In March 2013, the Lead Plaintiffs filed a consolidated amended complaint for the consolidated securities action. We filed a motion to dismiss the consolidated amended complaint in May 2013. A hearing on the motion is currently scheduled on September 13, 2013.
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
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the Norton case described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, an other alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities and federal derivative actions are resolved.
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the Norton case described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Pursuant to a stipulation of the parties, our response to the complaint is due in September 2013.
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
As discussed above, on June 11, 2013 we acquired from Novartis certain rights to Synacthen and Synacthen Depot. This transaction could result in risks that could materially affect our future results, including, but not limited to, the following:

•
Research and development risks, including risks associated with efforts to develop and obtain FDA approval of Synacthen, our reliance on third-parties to conduct research and development, and the ability of research and development to generate successful results;

•	Risks surrounding our ability to effectively manage our growth, including planned international expansion, and our reliance on key personnel; and

•	Risks related to our ability to comply with foreign regulations related to the international sales of Synacthen.

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, as filed with the SEC on February 27, 2013, and in our subsequent quarterly reports on Form 10-Q.
The risks described in our Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No	Description

2.1*(1)	License Agreement, dated June 11, 2013, by and between Novartis Pharma AG, Novartis AG, Questcor Pharmaceuticals, Inc., and Akasia Limited.

2.2*(1)	Asset Purchase Agreement, dated June 11, 2013, by and between Novartis Pharma AG, Novartis AG, Questcor Pharmaceuticals, Inc., and Akasia Limited.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.
(1) Certain schedules and exhibits referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date:	July 31, 2013	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael H. Mulroy
Michael H. Mulroy
Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Description

2.1*(1)	License Agreement, dated June 11, 2013, by and between Novartis Pharma AG, Novartis AG, Questcor Pharmaceuticals, Inc., and Akasia Limited.

2.2*(1)	Asset Purchase Agreement, dated June 11, 2013, by and between Novartis Pharma AG, Novartis AG, Questcor Pharmaceuticals, Inc., and Akasia Limited.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.
(1) Certain schedules and exhibits referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.