Form 10-Q
period 2013-09-30
QUESTCOR PHARMACEUTICALS INC
filed 2013-10-30
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
As of September 30, 2013 there were 60,768,440 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$190,845	$80,608
Short-term investments	15,282	74,705
Total cash, cash equivalents and short-term investments	206,127	155,313
Accounts receivable, net of allowances for doubtful accounts of $433 and $0 at September 30, 2013 and December 31, 2012, respectively	88,832	61,417
Inventories, net of allowances of $1,393 and $52 at September 30, 2013 and December 31, 2012, respectively	17,049	9,909
Current portion of restricted cash	25,000	—
Prepaid expenses and other current assets	5,127	4,900
Prepaid income taxes	2,741	—
Deferred tax assets	3,460	5,737
Total current assets	348,336	237,276
Property and equipment, net	33,331	2,073
Purchased technology, net	—	1,493
Goodwill	21,249	—
Other Intangibles, net	32,049	—
In process R&D asset, net	194,108	—
Restricted cash, less current portion	50,000	—
Deposits and other assets	1,033	70
Deferred tax assets	11,519	11,519
Total assets	$691,625	$252,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,462	$13,069
Accrued compensation	14,115	21,300
Sales-related reserves	36,993	37,376
Accrued royalties	25,954	9,802
Current portion of contingent consideration in conjunction with acquisition of BioVectra	4,486	—
Current portion of in process R&D liability in conjunction with acquisition of Synacthen	25,000	—
Income taxes payable	—	7,360
Current portion of long-term debt	1,713	—
Other accrued liabilities	5,544	1,492
Total current liabilities	136,267	90,399
Long-term debt, less current portion	14,972	—
Contingent consideration in conjunction with acquisition of BioVectra	26,466	—
In process R&D liability in conjunction with acquisition of Synacthen	113,354	—
Non current deferred tax liability	11,590	—
Other non current liabilities	4,183	203
Total liabilities	306,832	90,602
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 60,768,440 and 58,544,206 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	67,913	15,938
Retained earnings	318,582	145,851
Accumulated other comprehensive (loss) income	(1,702)	40
Total shareholders’ equity	384,793	161,829
Total liabilities and shareholders’ equity	$691,625	$252,431
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Pharmaceutical net sales	$227,296	$140,339	$531,113	$348,760
Contract manufacturing net sales	9,050	—	24,935	—
Total net sales	236,346	140,339	556,048	348,760
Cost of sales (exclusive of amortization of purchased technology and IPR&D asset)	20,034	7,499	53,444	19,399
Gross profit	216,312	132,840	502,604	329,361
Operating expenses:
Selling and marketing	40,710	31,763	114,072	81,087
General and administrative	15,428	8,333	41,103	22,422
Research and development	17,094	7,997	40,127	22,147
Depreciation and amortization	995	339	3,079	951
Impairment of purchased technology	—	987	719	987
Total operating expenses	74,227	49,419	199,100	127,594
Income from operations	142,085	83,421	303,504	201,767
Interest and other (expense) income, net	(1,976)	102	(2,298)	536
Foreign currency transaction loss	—	—	(488)	—
Income before income taxes	140,109	83,523	300,718	202,303
Income tax expense	45,668	27,836	98,092	66,568
Net income	$94,441	$55,687	$202,626	$135,735
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects and changes in foreign currency translation adjustments.	932	13	(1,742)	90
Comprehensive income	$95,373	$55,700	$200,884	$135,825

Net income per share:
Basic	$1.60	$0.95	$3.47	$2.23
Diluted	$1.52	$0.91	$3.32	$2.12
Shares used in computing net income per share:
Basic	58,890	58,653	58,350	60,992
Diluted	62,084	61,417	61,119	63,914

Dividends declared per share of common stock	$—	$0.20	$0.50	$0.20
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$202,626	$135,735
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	20,485	10,295
Deferred income taxes	2,414	387
Amortization of investments	271	1,185
Depreciation and amortization	9,278	951
Impairment of purchased technology and goodwill	719	987
Loss on disposal of property and equipment	95	33
Imputed interest for contingent consideration and in-process R&D	2,260	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(20,947)	(34,478)
Inventories	4,260	(1,928)
Prepaid income taxes	(2,741)	5,474
Prepaid expenses and other current assets	299	(2,002)
Accounts payable	7,480	6,091
Accrued compensation	(7,185)	4,412
Accrued royalties	16,152	3,254
Sales-related reserves	(383)	4,266
Income taxes payable	(6,664)	—
Other accrued liabilities	3,424	946
Other non-current liabilities	4	(259)
Net cash flows provided by operating activities	231,847	135,349
INVESTING ACTIVITIES
Purchase of property and equipment	(1,647)	(651)
Purchase of short-term investments	(61,678)	(122,776)
Proceeds from maturities of short-term investments	120,807	167,524
Restricted cash associated with the acquisition of Synacthen	(75,000)	—
Acquisition of BioVectra, net of cash acquired	(46,692)	—
Acquisition of Synacthen	(60,000)	—
Proceeds from sale of Doral	700	—
Deposits and other assets	727	(14)
Net cash flows (used in) / provided by investing activities	(122,783)	44,083
FINANCING ACTIVITIES
Repayment of funded long-term debt	(925)	—
Repayment of other long-term debt	(374)	—
Income tax benefit realized from share-based compensation plans	15,412	6,678
Dividends paid	(29,895)	—
Issuance of common stock, net	16,078	4,698
Repurchase of common stock	—	(243,201)
Net cash flows provided by / (used in) financing activities	296	(231,825)
Effect of cash on changes in exchange rates	877	—
Increase (decrease) in cash and cash equivalents	110,237	(52,393)

Cash and cash equivalents at beginning of period	80,608	88,469
Cash and cash equivalents at end of period	$190,845	$36,076
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$554	$17
Cash paid for income taxes	$89,765	$54,024
Supplemental Disclosures of Investing and Financing Activities:
Dividend payable	$—	$11,691
In conjunction with the acquisition of BioVectra at January 18, 2013:
Incremental fair value of assets acquired, net	$80,698
Less: fair value of contingent consideration	(30,383)
	50,315
Loss on foreign exchange rate	488
Total cash paid for acquisition of BioVectra	$50,803
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2012	58,544,206	$15,938	$145,851	$40	$161,829
Stock compensation for equity incentives and restricted common stock granted to employees	762,783	20,485			20,485
Issuance of common stock pursuant to employee stock purchase plan	117,336	3,061			3,061
Dividends declared on shares of common stock			(29,895)		(29,895)
Issuance of common stock upon exercise of stock options	1,358,294	13,686			13,686
Repurchase of common stock	—	—	—	—	—
Cancellation of shares related to tax liability	(14,179)	(669)			(669)
Income tax benefit realized from share-based compensation plans		15,412			15,412
Comprehensive income (loss):
Net unrealized gain on investments				(23)	(23)
Foreign currency translation adjustments				(1,719)	(1,719)
Net income			202,626		202,626
Balances at September 30, 2013	60,768,440	$67,913	$318,582	$(1,702)	$384,793

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

•
Rheumatology Related Conditions: Acthar is approved for the following rheumatology related conditions: (i) Collagen Diseases: Acthar is indicated "during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus, systemic dermatomyositis (polymyositis)" and (ii) Rheumatic Disorders: Acthar is indicated as "adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in: Psoriatic arthritis, Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy), Ankylosing spondylitis."

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

We continue to explore the possible use of Acthar for other FDA approved indications to provide therapeutic benefit to patients suffering from certain serious, difficult-to-treat autoimmune and inflammatory disorders. For example, in July 2013, we announced our intent to initiate a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis, a potentially serious, difficult-to-treat disorder. In addition, we are exploring the possibility of pursuing FDA approval in the treatment other serious, difficult-to-treat autoimmune and inflammatory disorders.
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

Acquisition of Synacthen
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable. Synacthen is a synthetic melanocortin agonist approved in various countries outside of the United States for certain autoimmune and inflammatory conditions. We are in the process of implementing a research and development program for Synacthen and intend to seek FDA approval. Synacthen has never been developed or approved for patients in the United States.

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

We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next three years. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our Condensed Consolidated Balance Sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments will be recorded in interest and other (expense) income, net.
As of September 30, 2013, there were no material changes in the recognized amount or range of outcomes for the contingent consideration recognized as a result of our acquisition of BioVectra. As of September 30, 2013, the estimated value of the contingent consideration of $31.0 million has been recorded as a liability in our condensed consolidated balance sheets ($4.5 million has been recorded as the current portion of the contingent consideration).

For the nine months ended September 30, 2013, we recorded $0.3 million of acquisition-related expenses associated with the BioVectra acquisition within general and administrative expenses in our Condensed Consolidated Statements of Income and Comprehensive Income.

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
The following unaudited pro forma financial information for the nine months ended September 30, 2013 and 2012 presents the combined results of operations of Questcor and the BioVectra acquisition described above, as if the acquisition had occurred as of January 1 of the year prior to acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had this acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Nine Months Ended September 30,
	2013	2012
Net sales	$557,907	$371,456
Net income	$202,018	$134,812
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
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income in shareholders' equity. Foreign currency transaction gains and losses are included in the results of operations in our Condensed Consolidated Statements of Income and Comprehensive Income.
Use of Estimates
The preparation of financial statements in conformity with U.S generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Our significant estimates include our estimates for sales-related reserves, impairment of intangibles and goodwill, deferred tax assets and tax liabilities, share-based compensation and estimating the fair value of our contingent consideration in conjunction with the acquisition of both Bio Vectra and Synacthen, among others.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition-Products,” or ASC 605. Pursuant to ASC 605, we recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when each of the following three criteria are satisfied: (i) title for our product and risk of loss have passed to our customer, (ii) the price we charge for our product is fixed or is readily determinable, and (iii) we are reasonably assured of collecting the amounts owed under the resulting receivable. We do not require collateral from our customers.
In the U.S., our exclusive customer for Acthar is CuraScript Specialty Distributor, or CuraScript SD. For our sales to CuraScript SD, a sale of Acthar occurs when CuraScript SD accepts a shipment of Acthar based on its order of Acthar from Integrated Commercial Services, which we have engaged to act as our exclusive agent for commercial shipment of Acthar to CuraScript SD. We sell Acthar at a discount from our list price to CuraScript SD, which then sells Acthar primarily to approximately 12 specialty pharmacy companies and many hospitals.
We provide free vials of Acthar, to support a patient assistance program administered by the National Organization of Rare Disorders, or NORD. For the three and nine months ended September 30, 2013, the commercial value of Acthar vials provided through this program was approximately $46 million and $130 million, respectively. This value is based on our selling price at the time vials are provided, though the vials are not sold, and we do not recognize any revenue or net sales from this program.
Separately, we make charitable contributions, in dollars, to the Chronic Disease Fund, which administers co-pay assistance programs. For the three and nine months ended September 30, 2013, we contributed approximately $3.1 million and $9.0 million, respectively, to the Chronic Disease Fund in support of its co-pay assistance programs. Amounts provided to the Chronic Disease Fund result in a deduction from our gross revenue in the calculation of our net sales. See Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
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
We currently provide our products to Medicaid participants under an agreement with the Centers for Medicare & Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. For the three and nine months ended September 30, 2012, the rebate amount equaled 100% of the Average Manufacturers’ Price, or AMP, which approximates the amount we charge to CuraScript SD. During the three months ended March 31, 2013, the rebate amount in the Medicaid system was reset from 100% of the AMP of Acthar to the basic 23.1% of AMP, though this amount is subject to change. For the three months ended September 30, 2013, the Medicaid rebate amount for Acthar was approximately 27% of AMP. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit complete rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Acts.
We estimate the end of period liability and the sales reserve needed for Medicaid rebates, TRICARE retail program rebates, or TRICARE, Medicare Part D Coverage Gap Discount Program rebates, or Coverage Gap Discount rebates, and chargebacks due to other government programs.
Our resulting total sales reserve for the quarter includes the sum of the Medicaid sales reserve, the TRICARE sales reserve, the Coverage Gap Discount reserve, the chargeback sales reserve, co-pay assistance payments, and payment discounts provided.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves including those related to rebates and chargebacks such as Medicaid, Medicare Coverage Gap Discount, TRICARE, VA, 340B, and product returns. Of these, the largest reserves relate to rebates for participation in the Medicaid program which is governed by a complex set of regulations. We believe that the assumptions used to determine these reserves are reasonable considering known facts and circumstances at the time the estimates are made. However, the eventual incurred and paid rebates and chargebacks could materially differ from our reserve amounts because of, among other factors, unanticipated changes in (i) prescription trends or patterns in the states' submissions of Medicaid claims, (ii) estimates relating to the amount of product in the distribution channel, (iii) estimates of the number of Medicaid patients treated with Acthar, or (iv) estimates of the number of vials used by such patients. If actual Medicaid rebates, or other government program rebates and chargebacks, or interpretation of the regulations are materially different from our estimates and assumptions, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted. Our reserves for rebates and chargebacks can also be affected by interpretations of regulations taken by regulatory agencies with respect to historical periods.  During the three months ended June 30, 2013, we received correspondence from CMS that indicates that Questcor should have maintained the existing baseline AMP as used by the prior owner of Acthar before Questcor acquired the drug in 2001. We have no indication that CMS' assertion is without merit and have, therefore, accrued an estimated liability for 2002 - 2009, the prior years affected by this item. This item does not impact periods following 2009. Specifically, we accrued an estimated liability for rebates totaling $11.5 million because the amount is estimable and it is probable that we will pay such amount. This had the effect of reducing our net sales for the nine months ended September 30, 2013 by $11.5 million.
Total Sales-related Reserves
At September 30, 2013 and December 31, 2012, sales-related reserves included in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2013	December 31, 2012
Medicaid rebates	$31,820	$33,921
Tricare rebates	4,390	3,222
Medicare Part D Coverage Gap Discount Program rebates	412	194
Government chargebacks	55	38
Other discounts	316	1
Total	$36,993	$37,376
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2013	2012
Balance at January 1	$33,921	$29,874
Actual Medicaid payments for sales made in prior year	(22,891)	(16,868)
Actual Medicaid payments for sales made in current year	(13,210)	(21,385)
Current Medicaid provision for sales made in prior year	11,500	1,039
Current Medicaid provision for sales made in current year	22,500	42,317
Balance at September 30	$31,820	$34,977
The following table summarizes the activity in the account for sales-related reserves for TRICARE rebates (in thousands):

	2013	2012
Balance at January 1	$3,222	$4,095
Actual TRICARE payments for sales made in prior year	(3,380)	(2,295)
Actual TRICARE payments for sales made in current year	(3,304)	(2,265)
Current TRICARE provision for sales made in prior year	—	—
Current TRICARE provision for sales made in current year	7,852	3,570
Balance at September 30	$4,390	$3,105
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
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning January 1, 2013, all of our non-interest bearing cash balances were insured up to $250,000 per depositor at each financial institution. We did not have any non-interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2013.

We extend credit to our customer, CuraScript SD, which accounts for approximately 96% of our gross product sales and 92% of our accounts receivable. We have not experienced material credit losses on our customer accounts.
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
The components of inventory are as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw material	$10,040	$9,271
Work-in-process	2,989	—
Intermediates	1,831	—
Finished goods	3,582	690
	18,442	9,961
Less: Reserve for obsolescence	(1,393)	(52)
	$17,049	$9,909
Included in inventories at September 30, 2013 is $7.2 million held at BioVectra, in Canada.
Property, Plant and Equipment
Equipment, building, land and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	September 30, 2013	December 31, 2012
Equipment (including manufacturing, laboratory and office)	$25,569	$3,466
Building	12,883	—
Land	—	—
Leasehold improvements	1,866	1,349
	40,318	4,815
Less accumulated depreciation and amortization	(6,987)	(2,742)
	$33,331	$2,073

Total depreciation and amortization expense amounted to $4.4 million and $0.7 million for the nine months ended September 30, 2013 and 2012 respectively. The increase in depreciation and amortization expense was due to the increase in property, plant and equipment as a result of our acquisition of BioVectra on January 18, 2013. We depreciate our property and equipment and amortize our leasehold improvements using the straight-line method of depreciation. Included in property, plant and equipment at September 30, 2013 is $31.3 million held at BioVectra, in Canada.

Supply Concentration Risks
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the API, or active pharmaceutical ingredient, used in Acthar, is processed at our BioVectra subsidiary, in several stages to produce the API for formulation into Acthar finished product. We have a supply agreement with Cangene bioPharma, Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Currently, Cangene is our sole source supplier of Acthar finished product. Additionally, we use a sole source provider for potency testing. The processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar finished product has a shelf life of 18 months from the date of manufacture.
Cash Equivalents and Short-Term Investments
We consider highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. We classify available-for-sale debt instruments with maturities at the date of purchase of greater than three months as short-term investments.
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Condensed Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of September 30, 2013, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three and nine months ended September 30, 2013 and 2012, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, in Interest and other (expense) income, net.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
September 30, 2013
Cash and cash equivalents	$7,457	$—	$—	$7,457
Short-term investments:
Corporate bonds	$8,657	$5	$(1)	$8,661
Government-sponsored enterprises	5,183	6	—	5,189
Municipal bonds	1,431	1	—	1,432
	$15,271	$12	$(1)	$15,282
December 31, 2012
Cash and cash equivalents	$7,740	$—	$—	$7,740
Short-term investments:
Certificates of deposit	$720	$2	$—	$722
Corporate bonds	47,857	29	(8)	47,878
Government-sponsored enterprises	24,699	13	—	24,712
Municipal bonds	1,395	1	(3)	1,393
	$74,671	$45	$(11)	$74,705

The amortized cost and fair value of short-term investment securities at September 30, 2013, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,374	$9,379
Due after one through two years	5,897	5,903
Total short-term investments	$15,271	$15,282

As of September 30, 2013, the average contractual maturity of our short-term investments was approximately 13 months months.
As of September 30, 2013, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(1)	$2,009	$—	$—
Government-sponsored enterprises	—	—	—	—
Municipal bonds	—	—	—	—
Total	$(1)	$2,009	$—	$—

The gross unrealized losses reported above as of September 30, 2013 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through September 30, 2013. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments. For the three months ended September 30, 2013, we did not realize any gains or losses.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, dividends payable, accrued liabilities and derivatives (primarily associated with the contingent consideration in conjunction with the acquisition of Synacthen). We believe that the fair value of these financial instruments approximate the reported carrying amounts.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		September 30, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$7,457	$7,457	$—	$—
Short-term investments	Corporate bonds	8,661	8,661	—	—
Short-term investments	Government-sponsored enterprises	5,189	5,189	—	—
Short-term investments	Municipal bonds	1,432	1,432	—	—
	Total assets	$22,739	$22,739	$—	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	4,486	—	—	4,486
Current liabilities	Current portion of contingent consideration in conjunction with acquisition of Synacthen	25,000	—	—	25,000
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	26,466	—	—	26,466
Non-current liabilities	Contingent consideration in conjunction with acquisition of Synacthen	113,354	—	—	113,354
	Total liabilities	$169,306	$—	$—	$169,306

The fair value of contingent consideration in conjunction with both the acquisition of BioVectra and Synacthen were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation technique and related unobservable input for the Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Contingent consideration in conjunction with the acquisition of Bio Vectra estimate	$30,952	Probability weighted discounted future cash flows	Discount rate	5%
Contingent consideration in conjunction with the acquisition of Synacthen estimate	$138,354	Probability weighted discounted future cash flows	Discount rate	5%
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
The following table represents a roll forward of the fair value of Level 3 instruments, comprised solely of the contingent consideration, including the current portion of the contingent consideration:

September 30, 2013
Balance at beginning of period	$—
Amounts acquired or issued	167,046
Changes in fair value	2,260
Balance at end of period	$169,306

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Doral® (quazepam), is indicated for the treatment of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. At March 31, 2013, we had determined that a portion of the value of our purchased technology associated with our prior acquisition of Doral was impaired. This determination was based on a signed purchase agreement dated April 30, 2013 for the disposition of Doral. Based on the agreement, we did not recover and therefore wrote off $0.7 million as of March 31, 2013. During the quarter ended June 30, 2013, we sold the asset for $0.7 million, the residual net book value. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2013 and 2012, respectively.
Long-term Debt
Funded long-term debt
Our subsidiary, BioVectra, has a supply agreement with a customer to supply a pharmaceutical product for a period of 10 years ending in June 2023. Per the supply agreement, BioVectra financed and constructed a facility for the manufacture of the pharmaceutical product to be supplied under the agreement. BioVectra entered into a term loan agreement with Prince Edward Island Century 2000 Fund Inc. to finance C$14.8 million of the construction costs of the facility. The term loan has an interest rate of 4%, is due in full by February 2022 and is secured by certain of our BioVectra assets. Under the supply agreement, the customer agreed to reimburse BioVectra for the quarterly financing payments of C$450,743 during the term of the loan.

September 30, 2013
4% Term Loan, due February 2022, payable in quarterly installments of C$450,743 including principal and interest	$12,862
Less: Current Portion	1,255
Funded long-term debt, less current portion	$11,607
Long-term debt
Our subsidiary, BioVectra, has a 2.85% term loan. The loan is payable monthly and is due April 2016. The loan is secured with BioVectra accounts receivable and inventory.

September 30, 2013
2.85% Term Loan, due April 2016, payable in monthly installments of C$48,170 including principal and interest	$3,823
Less: Current Portion	458
Long-term debt, less current portion	$3,365
Share-based Compensation
We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation expense over either (i) the requisite service period or (ii) the performance period.
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
Additionally, we are required to disclose in our Condensed Consolidated Statements of Cash Flows the income tax effects resulting from share-based payment arrangements. We adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards.
At September 30, 2013, we had $51.5 million of total unrecognized compensation expense related to unvested stock options and unvested restricted awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.2 years.
Share-based compensation expense is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Selling and marketing	$2,889	$1,335	$7,913	$3,217
General and administrative	3,372	2,159	8,595	5,121
Research and development	1,545	787	3,977	1,957
Total	$7,806	$4,281	$20,485	$10,295

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three and nine months ended September 30, 2013 and 2012 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income applicable to common shareholders	$94,441	$55,687	$202,626	$135,735
Shares used in computing net income per share applicable to common shareholders:
Basic	58,890	58,653	58,350	60,992
Effect of dilutive potential common shares:
Stock options	2,606	2,733	2,377	2,894
Restricted stock	588	31	392	28
Diluted	62,084	61,417	61,119	63,914
Net income per share applicable to common shareholders:
Basic	$1.60	$0.95	$3.47	$2.23
Diluted	$1.52	$0.91	$3.32	$2.12

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three and nine months ended September 30, 2013 and 2012 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	115	1,447	1,365	1,086
Restricted stock awards	41	—	14	—
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income applicable to common shareholders	$94,441	$55,687	$202,626	$135,735
Less: Dividends declared	—	11,691	29,895	11,691
Undistributed earnings	$94,441	$43,996	$172,731	$124,044

Common stock undistributed earnings	92,106	43,918	168,876	123,872
Unvested restricted stock award undistributed earnings	2,335	78	3,855	172
Total undistributed earnings	$94,441	$43,996	$172,731	$124,044
Dividend Program
During September 2012, our Board of Directors adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per common share to all shareholders of record at the close of business on October 31, 2012. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, and in October 2013, we announced a further increase in our quarterly cash dividend to $0.30 per share.
Goodwill, Intangibles and Purchased Technology
Goodwill and intangibles acquired in conjunction with the acquisition of BioVectra, consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Acquired intangibles	$34,356	$—
Less accumulated amortization	(2,307)	—
Acquired intangibles, net	$32,049	$—
Goodwill	$21,249	$—

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$—
Goodwill resulting from the acquisition of BioVectra	21,914
Currency translation	(665)
Balance at September 30, 2013	$21,249

The following table summarizes the changes in the carrying amount of intangibles (in thousands):

Balance at December 31, 2012	$—
Intangibles resulting from the acquisition of BioVectra	35,581
Amortization expense	(2,307)
Currency translation	(1,225)
Balance at September 30, 2013	$32,049
Amortization expense for BioVectra's intangibles totaled $2.3 million for the nine months ended September 30, 2013. The estimated annual amortization expense for intangible assets is approximately $0.8 million for the remainder of 2013, $3.4 million in 2014, $3.4 million in 2015, $3.2 million in 2016 and $3.0 million in 2017 and $10.6 million thereafter. Amortizable intangible assets are amortized over 8 to 10 years (9 years average). Customer relationships are amortized on an accelerated basis over their useful lives.
Intangibles acquired in conjunction with the acquisition of Synacthen, consists of the following (in thousands):

	September 30, 2013	December 31, 2012
In process R&D asset	$196,663	$—
Less accumulated amortization	(2,555)	—
In process R&D asset, net	$194,108	$—
Amortization expense for the intangible acquired in conjunction with the acquisition of Synacthen totaled $2.6 million for the nine months ended September 30, 2013. The estimated annual amortization expense for the intangible asset is approximately $2.5 million in 2013, $9.8 million in 2014, $9.8 million in 2015, $9.8 million in 2016 and $9.8 million in 2017 and $152.3 million thereafter. The in process R&D asset will be amortized over 20 years. We believe that this is the appropriate period because of the anticipated 7-8 years of development and the anticipated 11-12 years of patent exclusivity available thereafter.
Purchased technology consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Purchased technology	$4,386	$4,386
Less accumulated amortization	(4,386)	(2,893)
Purchased technology, net	$—	$1,493

Purchased technology at December 31, 2012 consists of our acquisition costs for Doral. At March 31, 2013, we had determined that a portion of the value of our purchased technology associated with our prior acquisition of Doral was impaired. This determination was based on a signed purchase agreement dated April 30, 2013 for the disposition of Doral. Based on the agreement, we did not recover and therefore wrote off $0.7 million as of March 31, 2013. During the quarter ended June 30, 2013, we sold the asset for $0.7 million, the residual net book value.
Commitments and Contingencies
BioVectra receives funding from the Atlantic Canada Opportunities Agency, or ACOA, that is contingently repayable on a royalty basis upon sales of commercialized products resulting from 4 projects. In the event that the products are not commercialized under the program or do not continue to generate revenues, the royalty agreement will be terminated without future obligation to BioVectra. Royalties paid under this agreement in the three and nine months ended September 30, 2013 were immaterial.
We operate in a highly regulated industry. We are subject to the regulatory authority of the Securities and Exchange Commission, or SEC, the FDA and numerous other federal, state and foreign governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies.
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We will be filing a motion for summary adjudication which seeks to have our agreement with Glenridge declared unenforceable. The motion is based on California statutes that govern self-dealing transactions. A hearing on this motion is currently scheduled on January 28, 2014.
USAO Investigation
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office (the "USAO") for the Eastern District of Pennsylvania regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We have been informed by the USAO for the Eastern District of Philadelphia that the USAO for the Southern District of New York and the Securities and Exchange Commission (the “SEC”) are also participating in the investigation to review our promotional practices and related matters. We are cooperating with the USAO and the SEC with regard to this investigation.
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part our motion to dismiss the consolidated amended complaint. On October 29, 2013, we filed an answer to the consolidated amended complaint.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated securities action, the parties will meet and confer and agree upon a schedule for plaintiffs to amend their complaint and for us to respond to the amended complaint.
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, another alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do

Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities class action and federal derivative actions are resolved.
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Pursuant to a stipulation of the parties, plaintiffs will be filing an amended complaint by November 11, 2013, and we will file our response within 30 days thereafter.
Segment Reporting
We have historically operated in one business segment. On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra Inc. We now manage our operations through two operating segments that are defined by our separate companies - Questcor Pharmaceuticals, Inc. and BioVectra. Each segment is operated as an independent business under its own management team, and has responsibility for its commercial activities, operations, and research and development activities related to its products. We intend to have BioVectra continue to operate independently under its existing management team for the foreseeable future.
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
For the three and nine months ended September 30, 2013 and 2012, information regarding our net sales and net income for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the three months ended September 30, 2013	$227,296	$11,219	$(2,169)	$236,346
For the three months ended September 30, 2012	$140,339	$—	$—	$140,339
Net Income
For the three months ended September 30, 2013	$95,904	$339	$(1,802)	$94,441
For the three months ended September 30, 2012	$55,687	$—	$—	$55,687

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the nine months ended September 30, 2013	$531,113	$27,297	$(2,362)	$556,048
For the nine months ended September 30, 2012	$348,760	$—	$—	$348,760
Net Income
For the nine months ended September 30, 2013	$206,852	$(2,431)	$(1,795)	$202,626
For the nine months ended September 30, 2012	$135,735	$—	$—	$135,735

As of September 30, 2013 and December 31, 2012, information regarding total assets for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Total Assets
September 30, 2013	$664,184	$111,594	$(84,153)	$691,625
December 31, 2012	$252,431	$—	$—	$252,431
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
Equity Transactions
On February 29, 2008, our Board of Directors approved a stock repurchase plan that provided for the repurchase of up to 7 million shares of our common stock. The number of shares authorized for repurchase under the plan has been increased three times and through September 30, 2013, we have repurchased a total of 16.0 million shares of our common stock for $309.9 million, at an average price of $19.37 per share. As of September 30, 2013, there are approximately 6.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. In total, we have repurchased 22.2 million shares for $340.3 million, at an average price of $15.36 per share. We did not repurchase any shares during the three and nine months ended September 30, 2013.
Total share-based compensation expenses, related to both stock options and restricted stock awards, for the nine months ended September 30, 2013 and 2012 were $20.5 million and $10.3 million, respectively. For the nine months ended September 30, 2013, we granted options to employees and non-employee directors to purchase 369,862 shares of our common stock at a weighted average exercise price of $32.65 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. During the quarter ended June 30, 2012, we determined that the liability associated with the achievement of the one-time performance milestone was reasonably estimable and probable. As such, we recorded share-based compensation costs related to these performance-based options.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the nine months ended September 30, 2013 and 2012, we issued 799,837 and 85,149 restricted stock awards, respectively. For the nine months ended September 30, 2013, we issued 605,087 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At September 30, 2013, we determined achievement of the milestone was reasonably probable and estimable at a level equal to one-third the value and, therefore, recorded an appropriate amount of stock-based compensation expense associated with such grants. The total share-based compensation costs for the nine months ended September 30, 2013 and 2012 included $9.7 million and $0.6 million, respectively, related to restricted stock awards.
Subsequent Events
Subsequent to September 30, 2013, we announced the following:

•
On October 22, 2013, we announced that we will commence a Phase 2 study to explore the efficacy and safety of Acthar for Acute Respiratory Distress Syndrome (ARDS). Our IND application for the study has been reviewed by the FDA and is now active. ARDS is an acute life-threatening lung condition that can result from pulmonary and non-pulmonary infections or a multitude of other serious conditions.

•
In October 2013, we announced a further increase in our quarterly cash dividend from $0.25 per share to $0.30 per share. The dividend was paid on our about October 30, 2013 to shareholders of record on October 22, 2013.

We evaluated subsequent events that have occurred after September 30, 2013, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

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

•
Rheumatology Related Conditions: Acthar is approved for the following rheumatology related conditions: (i) Collagen Diseases: Acthar is indicated "during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus, systemic dermatomyositis (polymyositis)" and (ii) Rheumatic Disorders: Acthar is indicated as "adjunctive therapy for short-term administration (to tide the patient over an acute episode or exacerbation) in: Psoriatic arthritis, Rheumatoid arthritis, including juvenile rheumatoid arthritis (selected cases may require low-dose maintenance therapy), Ankylosing spondylitis."

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

Our research and development program for Acthar is focused on: (i) the continued evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We work with contract research organizations to conduct our in-house research and development programs, which include the following:

•	On-Label Development. Our on-label, in-house clinical development efforts include the following:

•
Nephrotic Syndrome (NS). We are the sponsor of a Phase 4 clinical trial evaluating Acthar for the treatment of proteinuria associated with treatment-resistant idiopathic membranous nephropathy (IMN), which commenced patient dosing in the fourth quarter of 2011.

•	Systemic Lupus Erythematosus (SLE). We are conducting a Phase 4 clinical trial evaluating Acthar for the treatment of SLE, which commenced patient dosing in the fourth quarter of 2012.

•
Other Indications, Not On-Label. We are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label involving other serious, difficult-to-treat autoimmune and inflammatory disorders with high unmet medical need. Our in-house research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar include the following:

•
Diabetic Nephropathy (DN). We are presently conducting our Company-sponsored trial evaluating the safety and efficacy of Acthar in treating DN under an investigational new drug application, or IND. The first patient randomized in this study occurred in the second quarter of 2012.

•
Amyotrophic Lateral Sclerosis (ALS). In April 2013, we received a Notice of Allowance from the FDA for our IND relating to a Phase 2 trial of Acthar in ALS. In July 2013, we commenced patient screening in connection with this Phase 2 study to explore the safety and tolerability of Acthar in patients with ALS.

•
Acute Respiratory Distress Syndrome (ARDS). In October 2013, we received a Notice of Allowance from the FDA for our IND relating to an approximately 200 patient Phase 2 study to explore the potential efficacy, safety and tolerability of Acthar in patients with ARDS.

•	Pharmacology. We are conducting in-house non-clinical and clinical pharmacology studies:

•
We seek to expand our understanding of the mechanism(s) of action of Acthar as well as the pharmacology of Acthar across and within each indication. We are also conducting studies to expand our understanding of why Acthar potentially acts differently than steroids and other melanocortin peptides.

We supplement our own research and development activities through the support of independent academic research such as investigator initiated studies, which includes the following:

•	On-Label Research and Development. On-label, third-party clinical development efforts include the following:

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

•
Infantile Spasms (IS). We are supporting (i) an investigator-initiated study aimed at evaluating the effect of Acthar on neuroinflammation in children suffering from IS, (ii) an investigator-initiated study evaluating early treatment with low dose Acthar of infants at risk of developing IS, and (iii) an investigator-initiated study assessing the potential for genetic predisposition for the development of IS and response to Acthar treatment.

•
Other Indications, Not On-Label. We are supporting third-party research and development efforts with respect to the use of Acthar to treat conditions that are not on the label of approved indications for Acthar, including the following:

•
Multiple Sclerosis - Pulse Therapy. We are supporting a clinical investigator-initiated study, examining pulse administration of Acthar in multiple sclerosis in conjunction with disease-modifying therapy to evaluate the possible disease modifying effects of Acthar.

•
Multiple Sclerosis - Progressive MS. We are supporting a clinical investigator-initiated study examining the potential therapeutic effects of Acthar in patients diagnosed with progressive multiple sclerosis.

•
Cognitive Protection/Autism. We are supporting a preclinical investigator-initiated study to determine whether Acthar has protective effects in an animal model of epilepsy with concomitant autism-related cognitive dysfunction.

•	Chronic Migraine. We are supporting a clinical investigator-initiated study examining the potential therapeutic effects of Acthar in patients suffering from refractory chronic migraine headaches.

•	Pharmacology. We are supporting third-party non-clinical and clinical pharmacology studies, including the following:

•
Multiple Sclerosis. We are supporting an investigator-initiated study evaluating the immune modulating effects of Acthar applied to serum from multiple sclerosis patients and an investigator-initiated study evaluating neuroprotective properties of adrenocorticotropic hormone that are relevant to multiple sclerosis.

We are also in the process of implementing a research and development program for Synacthen. The first step in this process includes the preclinical evaluation of several potential indications the company has identified for which Synacthen could potentially play an important therapeutic role. Following the evaluation of results from this initial effort, and the assessment of further strategic factors, a minimum of 1-2 lead indications for Synacthen will be selected for clinical evaluation with the objective of working with the FDA towards an eventual NDA filing in one or more indications. Preclinical evaluation of Synacthen is ongoing.
We derive net sales of Acthar from our sales of vials to CuraScript Specialty Distributor, or CuraScript SD, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with CuraScript SD based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of NS, MS exacerbations, IS, rheumatology related conditions and various other conditions. Physicians do not purchase Acthar from Questcor for resale to patients. Typically, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and after arranging for third party reimbursement (government or commercial insurance) - most often after satisfying a prior authorization requirement imposed by their insurance carrier. Alternatively, eligible patients who are uninsured or under-insured, may receive Acthar through a Questcor sponsored patient assistance program, administered by the National Organization of Rare Disorders, or NORD. We do not generate any revenue or net sales from the vials provided through this program.
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
The Synacthen transaction leverages our understanding of the different characteristics and biological activity of melanocortin receptor agonists as well as the potential use of melanocortin receptor agonists in the treatment of serious and difficult-to-treat autoimmune and inflammatory disorders.  The transaction also provides Questcor with an opportunity to initiate our presence in more than three dozen international markets and to reinvigorate Synacthen in those markets. We anticipate that we will begin taking over responsibility from Novartis for the distribution of Synacthen in these international markets during 2014.
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

Results of Operations
Three months ended September 30, 2013 compared to the three months ended September 30, 2012:
Recorded Net Sales

	Three Months Ended		Increase	% Change
	September 30,
	2013	2012
	(in $000’s)
Pharmaceutical sales	$242,854	$158,996	$83,858	53%
Less sales reserves:
Provision for Medicaid rebates	8,990	14,507	(5,517)	(38)%
Provision for chargebacks	197	104	93	89%
Provision for Medicare Coverage Gap Discount	150	258	(108)	(42)%
Provision for TRICARE	3,168	1,336	1,832	137%
Co-payment assistance and other	3,053	2,452	601	25%
Total sales reserves	15,558	18,657	(3,099)	(17)%
Total pharmaceutical net sales	227,296	140,339	86,957	62%

Total contract manufacturing net sales	9,050	—	9,050	100%
Total net sales	$236,346	$140,339	$96,007	68%

Net sales for the three months ended September 30, 2013 and 2012 were comprised primarily of net sales of Acthar, with net sales for the three months ended September 30, 2013 also including net sales from BioVectra. Net sales of Acthar for the three months ended September 30, 2013 increased 62% to $227.3 million as compared to $140.3 million during the same period in 2012. This growth resulted primarily from increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 8,132 vials for the three months ended September 30, 2013 as compared to 5,590 vials shipped for the three months ended September 30, 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven primarily by our July 2012 entry into rheumatology with our pilot effort in dermatomyositis and polymyositis and the expansion of our Rheumatology Sales Force, which was completed in February 2013. Increased demand from CuraScript SD was also driven by the continued usage of Acthar by nephrologists in the treatment of NS and by neurologists in the treatment of MS. Net sales attributable to IS were positively impacted by the reduction in the Medicaid rebate amount for Acthar.
Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical sales in the calculation of net sales. For the three months ended September 30, 2013, the Medicaid rebate amount for Acthar was approximately 27% of the average manufacturing price, or AMP, as compared to 100% of our AMP during the three months ended September 30, 2012. For the three months ended September 30, 2013, we recorded a provision of 6.4% of our pharmaceutical sales for sales-related reserves, a decrease from the 11.7% in the three months ended September 30, 2012.
We continue to expand our sales force across multiple approved therapeutic areas in order to increase our ability to educate physicians about Acthar's potential benefit to their patients. Most recently, we announced our intent to initiate a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis, which may include the hiring and training of a small pilot sales force of five to ten sales representatives during the fourth quarter of 2013. It is unclear whether this approach of expanding our sales force will continue to result in increased net sales. The process of significantly expanding a sales force in the biopharmaceutical industry is complex and results are uncertain.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand due to changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that distribution channel inventory was within the normal historic range as of September 30, 2013.
Net sales for BioVectra were $9.1 million representing 3.8% of total net sales. Because we acquired BioVectra on January 18, 2013, there were no comparable sales in the same period 2012.

Cost of Sales and Gross Profit

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
Cost of sales	$20,034	$7,499	$12,535	167%
Gross profit	$216,312	$132,840	$83,472	63%
Gross margin	92%	95%

Cost of sales was $20.0 million for the three months ended September 30, 2013, as compared to $7.5 million for the three months ended September 30, 2012. Our gross profit and margin was $216.3 million and 92%, respectively, for the three months ended September 30, 2013, as compared to $132.8 million and 95%, respectively, for the three months ended September 30, 2012.
Cost of sales for the three months ended September 30, 2013 primarily included costs associated with the sale of Acthar ($12.4 million or 62% of the total costs) and costs associated with our manufacturing activity at BioVectra ($7.6 million or 38% of the total costs). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
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
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
Selling and marketing expense	$40,710	$31,763	$8,947	28%

Selling and marketing expenses were $40.7 million for the three months ended September 30, 2013, as compared to $31.8 million for the three months ended September 30, 2012. The increase of $8.9 million in 2013 as compared to 2012 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.

General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
General and administrative expense	$15,428	$8,333	$7,095	85%

General and administrative expenses were $15.4 million for the three months ended September 30, 2013, as compared to $8.3 million for the three months ended September 30, 2012. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $7.1 million in 2013 as compared to 2012 is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal and compliance costs.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
Research and development	$17,094	$7,997	$9,097	114%

Research and development expenses were $17.1 million in the three months ended September 30, 2013, as compared to $8.0 million for the three months ended September 30, 2012. The increase in research and development expenses for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increases in headcount and headcount-related costs to continue and expand our various research and development programs. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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

•
Medical Affairs Costs - Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications, as well as costs associated with supporting third-party research and development efforts.

•	Manufacturing Costs - Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.
For the three months ended September 30, 2013, approximately 4% of our research and development costs were spent on regulatory costs, 51% was spent on product development costs, 33% was spent on medical affair costs, and approximately 12% was spent on manufacturing costs.
For the three months ended September 30, 2012, approximately 9% of our research and development costs were spent on regulatory costs, 41% was spent on product development costs, 40% was spent on medical affair costs, and approximately 10% was spent on manufacturing costs.
We continue to invest in Acthar through the expansion of our product development efforts and expect our research and development expense to continue to increase.

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
Share-based compensation costs. Total share-based compensation costs, related to stock options and restricted stock awards, for the three months ended September 30, 2013 and 2012 were $7.8 million and $4.3 million, respectively. For the three months ended September 30, 2013, we granted options to employees to purchase 26,239 shares of our common stock at a weighted average exercise price of $66.59 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2012 the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 329 on September 30, 2012 to 453 employees on September 30, 2013.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the three months ended September 30, 2013, we issued 67,921 restricted stock awards. We did not issue any restricted stock awards in the three months ended September 30, 2012. During the first quarter of 2013, we issued 605,087 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone is achieved. At September 30, 2013, we determined achievement of the milestone was reasonably probable and estimable at a level equal to one-third the value and, therefore, recorded an appropriate amount of stock-based compensation expense associated with such grants. The total share-based compensation costs for the three months ended September 30, 2013 and 2012 included $4.4 million and $0.3 million, respectively, related to restricted stock awards.
The following table sets forth our share-based compensation costs for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Selling and marketing	$2,889	$1,335
General and administrative	3,372	2,159
Research and development	1,545	787
Total	$7,806	$4,281

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2013 was $4.6 million, as compared to $0.3 million for the three months ended September 30, 2012. The increase in depreciation and amortization expense of $4.3 million as compared to 2012 was due primarily to the related amortization expense of the purchased intangibles in conjunction with the acquisitions of BioVectra and Synacthen.

Income tax expense. Income tax expense for the three months ended September 30, 2013 was $45.7 million, as compared to $27.8 million for the three months ended September 30, 2012. The increase in income tax expense of $17.9 million in 2013 as compared to 2012 was primarily due to an increase in revenue offset by the extension of the research and development tax credit that occurred in the first quarter of 2013. Our foreign earnings attributable to the BioVectra and Synacthen acquisitions will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.

Nine months ended September 30, 2013 compared to the six months ended September 30, 2012:
Recorded Net Sales

	Nine Months Ended		Increase	% Change
	September 30,
	2013	2012
	(in $000’s)
Pharmaceutical sales	$583,812	$402,024	$181,788	45%
Less sales reserves:
Provision for Medicaid rebates	22,500	43,356	(20,856)	(48)%
Provision for Medicaid prior period	11,500	—	11,500	100%
Provision for chargebacks	355	368	(13)	(4)%
Provision for Medicare Coverage Gap Discount	1,509	814	695	85%
Provision for TRICARE	7,852	3,570	4,282	120%
Co-payment assistance and other	8,983	5,156	3,827	74%
Total sales reserves	52,699	53,264	(565)	(1)%
Total pharmaceutical net sales	531,113	348,760	182,353	52%

Total contract manufacturing net sales	24,935	—	24,935	100%
Total net sales	$556,048	$348,760	$207,288	59%

Net sales for the nine months ended September 30, 2013 and 2012 were comprised primarily of net sales of Acthar, with net sales for the nine months ended September 30, 2013 also including net sales from BioVectra. Net sales of Acthar for the nine months ended September 30, 2013 increased 52% to $531.0 million as compared to $348.5 million during the same period in 2012. This growth resulted primarily from increased unit demand from CuraScript SD, our distributor for Acthar. We shipped 20,012 vials for the nine months ended September 30, 2013 as compared to 14,411 vials shipped for the nine months ended September 30, 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from CuraScript SD was driven in part by our entry into rheumatology with our pilot effort in dermatomyositis and polymyositis and the expansion of our Rheumatology Sales Force, which was completed in February 2013. Increased demand from CuraScript SD was also driven by the expanded usage of Acthar by nephrologists in the treatment of NS. Net sales attributable to IS were positively impacted by the reduction in the Medicaid rebate amount for Acthar.
Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical sales in the calculation of net sales. For the nine months ended September 30, 2013, this provision was impacted by two factors. For the nine months ended September 30, 2013, the Medicaid rebate amount for Acthar was lower than for the corresponding period in 2012, due to the reduction in the rebate amount that became effective in the first quarter of 2013. Second, partially offsetting the reduction in the Medicaid rebate amount, we received correspondence from CMS that indicates that Questcor should have maintained the existing baseline AMP as used by the prior owner of Acthar before Questcor acquired the drug in 2001. We have no indication that CMS' assertion is without merit and have, therefore, accrued an estimated liability for 2002 - 2009, the prior years affected by this item. This item does not impact periods following 2009. Specifically, we accrued an estimated liability for rebates totaling $11.5 million because the amount is estimable and it is probable that we will pay such amount. For the nine months ended September 30, 2013, we recorded a provision of 9.0% of our pharmaceutical sales for sales-related reserves, a decrease from the 13.2% in the nine months ended September 30, 2012.
Net sales for BioVectra were $24.9 million representing 4.5% of total net sales. Because we acquired BioVectra on January 18, 2013, there were no comparable sales in the same period 2012.

Cost of Sales and Gross Profit

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
Cost of sales	$53,444	$19,399	$34,045	175%
Gross profit	$502,604	$329,361	$173,243	53%
Gross margin	90%	94%

Cost of sales was $53.4 million for the nine months ended September 30, 2013, as compared to $19.4 million for the nine months ended September 30, 2012. Our gross profit and margin was $502.6 million and 90%, respectively, for the nine months ended September 30, 2013, as compared to $329.4 million and 94%, respectively, for the nine months ended September 30, 2012.
Cost of sales for the nine months ended September 30, 2013 primarily included costs associated with the sale of Acthar ($31.0 million or 58% of the total costs) and costs associated with our manufacturing activity at BioVectra ($22.4 million or 42% of the total costs). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
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
Selling and Marketing

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
Selling and marketing expense	$114,072	$81,087	$32,985	41%

Selling and marketing expenses were $114.1 million for the nine months ended September 30, 2013, as compared to $81.1 million for the nine months ended September 30, 2012. The increase of $33.0 million in 2013 as compared to 2012 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort. We include in sales and marketing expenses headcount-related costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
General and Administrative

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
General and administrative expense	$41,103	$22,422	$18,681	83%

General and administrative expenses were $41.1 million for the nine months ended September 30, 2013, as compared to $22.4 million for the nine months ended September 30, 2012. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $18.7 million in 2013 as compared to 2012 is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal and compliance costs.

Research and Development

	Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2013	2012
	(in $000’s)
Research and development	$40,127	$22,147	$17,980	81%

Research and development expenses were $40.1 million in the nine months ended September 30, 2013, as compared to $22.1 million for the nine months ended September 30, 2012. The increase in research and development expenses for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increases in headcount and headcount-related costs to continue and expand our various research and development programs. Costs included in research and development also include costs associated with the funding of medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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

•
Medical Affairs Costs - Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications, as well as costs associated with supporting third-party research and development efforts.

•	Manufacturing Costs - Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.
For the nine months ended September 30, 2013, approximately 4% of our research and development expenditures were for regulatory costs, 46% was spent on product development costs, 38% was spent on medical affair costs, and approximately 12% was spent on manufacturing costs.
For the nine months ended September 30, 2012, approximately10% of our research and development expenditures were for regulatory costs, 43% was spent on product development costs, 36% was spent on medical affair costs, and approximately 11% was spent on manufacturing costs.
We continue to invest in Acthar through the expansion of our product development efforts and expect our research and development expense to continue to increase.
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
Share-based compensation costs. Total share-based compensation costs, related to stock options and restricted stock awards, for the nine months ended September 30, 2013 and 2012 were $20.5 million and $10.3 million, respectively. For the nine months ended September 30, 2013, we granted options to employees and non-employee directors to purchase 369,862 shares of our common stock at a weighted average exercise price of $32.65 per share. During the first quarter of 2012, we issued 255,000 performance-based options. These performance-based options include a one-time performance achievement, followed by a time-based vesting of an additional 12 months, should the performance be achieved. It was determined during 2012 the one-time performance milestone was achieved.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 329 on September 30, 2012 to 453 employees on September 30, 2013.
In addition to stock options, we may also grant restricted stock awards to certain employees. For the nine months ended September 30, 2013 and 2012, we issued 799,837 and 85,149 restricted stock awards, respectively. For the nine months ended September 30, 2013, we issued 605,087 shares of restricted stock to executive officers and certain other employees and issued 194,750 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At September 30, 2013, we determined achievement of the milestone was reasonably probable and estimable at a level equal to one-third the value and, therefore, recorded an appropriate amount of stock-based compensation expense associated with such grants. The total share-based compensation costs for the nine months ended September 30, 2013 and 2012 included $9.7 million and $0.6 million, respectively, related to restricted stock awards.
The following table sets forth our share-based compensation costs for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Selling and marketing	$7,913	$3,217
General and administrative	8,595	5,121
Research and development	3,977	1,957
Total	$20,485	$10,295

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2013 was $9.3 million, as compared to $1.0 million for the nine months ended September 30, 2012. The increase in depreciation and amortization expense of $8.3 million as compared to 2012 was due primarily to the related amortization expense of the purchased intangibles in conjunction with the acquisitions of BioVectra and Synacthen.

Income tax expense. Income tax expense for the nine months ended September 30, 2013 was $98.1 million, as compared to $66.6 million for the nine months ended September 30, 2012. The increase in income tax expense of $31.5 million in 2013 as compared to 2012 was primarily due to an increase in revenue offset by the extension of the research and development tax credit that occurred in the first quarter of 2013. Our foreign earnings attributable to the BioVectra and Synacthen acquisitions will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.

Liquidity and Capital Resources

Cash and cash equivalents, short term investments and working capital as of September 30, 2013 and December 31, 2012 were as follows (in thousands):
Financial Assets:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$190,845	$80,608
Short term investments	15,282	74,705
Cash, cash equivalents and short term investments	$206,127	$155,313

Select measures of liquidity and capital resources:

	September 30, 2013	December 31, 2012
Current assets	$348,336	$237,276
Current liabilities	136,267	90,399
Working Capital	$212,069	$146,877
Current ratio	2.56	2.62
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
The increase in cash, cash equivalents and short-term investments from December 31, 2012 to September 30, 2013 was primarily due to our net sales and the related cash generated from operations, offset by the acquisitions of BioVectra and Synacthen. The increase in our working capital was primarily due to increases in our overall cash position, inventory (due primarily to the acquisition of BioVectra), and accounts receivable due to the growth in our sales, offset by increases in the current portion of our contingent liabilities associated with the acquisitions of BioVectra and Synacthen and accrued royalties. We expect to maintain increased amounts of inventory as compared to historical averages as a result of the acquisition of BioVectra.
Our collection terms on our accounts receivable relating to sales of Acthar to CuraScript SD are net 30 days. CuraScript SD represents approximately 92% of our accounts receivable and 96% of our net sales.
We expect continued growth in our research and development and selling and marketing expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Cash Flows
Change in cash and cash equivalents:

	Nine Months Ended		Increase/ (Decrease)
	September 30,
(in $000's)	2013	2012
Net cash flows provided by operating activities	$231,847	$135,349	$96,498
Net cash flows (used in) / provided by investing activities	(122,783)	44,083	(166,866)
Net cash flows provided by / (used in) financing activities	296	(231,825)	232,121
Impact of exchange rates on cash flows	877	—	877
Net change in cash and cash equivalents	$110,237	$(52,393)	$162,630

Operating Activities

The components of cash flows from operating activities, as reported on our Condensed Consolidated Statement of Cash Flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, impairment of purchased technology and goodwill, and loss on disposal of property and equipment was $238.1 million and $149.6 million for the nine months ended September 30, 2013 and 2012, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $6.3 million and $14.2 million for the nine months ended September 30, 2013 and 2012, respectively . The $6.3 million change in operating assets and liabilities primarily relates to an increase in our accounts receivable of $20.9 million due to an increase in net sales year over year and a decrease in accrued compensation of $7.2 million as a result of the 2012 corporate bonus pool payout during the period, offset by an increase in accrued royalties of $16.2 million and an increase in accounts payable of $7.5 million.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Acquisition of BioVectra, net of cash acquired of $46.7 million;

•	Acquisition of Synacthen of $60.0 million;

•	Letter of credit secured by $75.0 million in conjunction with the acquisition of Synacthen;

•	Purchases of property and equipment of $1.6 million;

•	Purchases of short term investments of $61.7 million; and

•	Maturities of short term investments of $120.8 million.
Financing Activities
Net cash flows from financing activities reflected the following:

•	the income tax benefit realized on our share-based compensation plans of $15.4 million; and

•	the proceeds from issuance of common stock related to the exercise of stock options of $16.1 million; offset by

•	dividends paid of $29.9 million.
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

Our subsidiary, BioVectra, has a supply agreement with a customer to supply a pharmaceutical product for a period of 10 years. Per the supply agreement, BioVectra financed and constructed a facility for the manufacturing of the pharmaceutical product to be supplied under the agreement. BioVectra entered into a term loan agreement with Prince Edward Island Century 2000 Fund Inc. to finance C$14.8 million of the construction costs of the facility. The term loan has an interest rate of 4%, is due in full by February 2022 and is secured by certain of our BioVectra assets. Under the supply agreement, the customer agreed to reimburse BioVectra for the quarterly financing payments of C$450,743 during the term of the loan.
We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 22.2 million shares of our common stock under our stock repurchase plan for $340.3 million through September 30, 2013, at an average price of $15.36 per share. As of September 30, 2013, there are 6.3 million shares authorized remaining under our stock repurchase plan.

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
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Canadian dollar to the U.S. dollar. After the expected close of the Asset Purchase Agreement between us and Novartis for the purchase of Synacthen in approved countries outside of the United States, we will face additional exposure in other foreign currencies. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge, and alleging breach of fiduciary duty, as well as aiding and abetting of the breach, by the principals. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We will be filing a motion for summary adjudication which seeks to have our agreement with Glenridge declared unenforceable. The motion is based on California statutes that govern self-dealing transactions. A hearing on this motion is currently scheduled on January 28, 2014.
USAO Investigation
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office (the "USAO") for the Eastern District of Pennsylvania regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We have been informed by the USAO for the Eastern District of Philadelphia that the USAO for the Southern District of New York and the Securities and Exchange Commission (the “SEC”) are also participating in the investigation to review our promotional practices and related matters. We are cooperating with the USAO and the SEC with regard to this investigation.
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part our motion to dismiss the consolidated amended complaint. On October 29, 2013, we filed an answer to the consolidated amended complaint.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated securities action, the parties will meet and confer and agree upon a schedule for plaintiffs to amend their complaint and for us to respond to the amended complaint.
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, another alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities class action and federal derivative actions are resolved.
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Pursuant to a stipulation of the parties, plaintiffs will be filing an amended complaint by November 11, 2013, and we will file our response within 30 thereafter.
We believe that the probability of unfavorable outcome or loss related to these matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

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

QUESTCOR PHARMACEUTICALS, INC.

Date:	October 30, 2013	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael H. Mulroy
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