Form 10-K
period 2013-12-31
QUESTCOR PHARMACEUTICALS INC
filed 2014-02-26
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was approximately $1,756,532,593 as of June 30, 2013.
As of January 31, 2014 the Registrant had 60,583,618 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for Questcor Pharmaceuticals, Inc.’s 2014 Annual Meeting of Shareholders.

QUESTCOR PHARMACEUTICALS, INC.
PART I
References in this Annual Report on Form 10-K to “Questcor”, “we”, “our”, “us”, or the “Company” refer to Questcor Pharmaceuticals, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We have a registered trademark on H.P. Acthar® Gel. Any other trademark, trade name or service mark appearing in this document belongs to its respective holder. We believe that our trademarks, trade names and service marks have value and play an important role in our business efforts. We own all the worldwide rights for H.P. Acthar® Gel.
Item 1. Business
Business Overview
We are a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc.
We have historically operated in one business segment. On January 18, 2013, we acquired all of the issued and outstanding shares of BioVectra Inc, a wholly-owned subsidiary through which we supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry. We now manage our operations through two operating segments that are defined by our separate companies - Questcor Pharmaceuticals, Inc. and BioVectra, Inc. Each segment is operated as an independent business under its own management team, and has responsibility for its commercial activities, operations, and research and development activities related to its products.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this Annual Report on Form 10-K is presented on a consolidated basis.
For financial information relating to our reporting segments, see Note 1 to our consolidated financial statements included in Item 15 of Part IV “Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K., which are incorporated herein by reference.
Questcor Pharmaceutical Segment
Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, for the year ended December 31, 2013, we generated substantially all of our pharmaceutical net sales from the use of Acthar in connection with the following indications:

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
We derive net sales of Acthar from our sales of vials to our distributor, which in turn sells Acthar primarily to specialty pharmacies. These specialty pharmacies place orders with our distributor based on their respective levels of sales and inventory practices. End-user demand for Acthar results from physicians writing prescriptions to patients for the treatment of NS, rheumatology related conditions, MS exacerbations, IS, respiratory manifestations of symptomatic sarcoidosis and various other conditions.
Acthar is a low-volume, specialty pharmaceutical product. Physicians do not purchase Acthar from Questcor for resale to patients. Typically, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and after arranging for third party reimbursement (government or commercial insurance) - most often after satisfying a prior authorization requirement imposed by their insurance carrier or a third-party administrator for a government healthcare program. Alternatively, eligible patients who are uninsured or under-insured, may receive Acthar through a Questcor sponsored patient assistance program. We do not generate any revenue or net sales from the vials provided through our sponsored patient assistance programs. See Business - Reimbursement.
Our total net sales were $798.9 million for the year ended December 31, 2013 as compared to $509.3 million and $218.2 million for the years ended December 31, 2012 and 2011, respectively. Over 95% of our net sales in each of these years were from Acthar. Our net income was $292.6 million for the year ended December 31, 2013 as compared to $197.7 million and $79.6 million for the years ended December 31, 2012 and 2011, respectively.
Healthcare provider understanding of Acthar is facilitated by our experienced team of sales representatives and managers. See Business - Sales and Marketing.
Our research and development program for Acthar is focused on: (i) the continued evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We have also implemented a research and development program for Synacthen. See Business - Research and Development.
Our primary corporate objectives entering 2014 are to continue to create shareholder value by:

•	continuing the commercial growth of our existing business,

•	pursuing our efforts to grow the body of evidence for Acthar, and

•	assessing various strategic opportunities.
To assist with maximizing our strategic options, our Board has established two new committees: a Science Committee and a Strategic Advisory Committee. The committees will assist management and the Board in its ongoing assessment and development of potential strategies to supplement our strong sales growth, both organically through internal research and development activities and potentially through external strategic activity.
Acquisition of Synacthen
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable. Synacthen is a synthetic melanocortin agonist approved in various countries outside of the United States for certain autoimmune and inflammatory conditions. Since our acquisition of Synacthen, we have implemented a new research and development program for Synacthen and intend to seek FDA approval. Prior to our acquisition, Synacthen has never been developed for approval for patients in the United States.

Subject to certain closing conditions, we also will acquire from Novartis a license and certain assets to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot in certain countries outside the U.S. for all uses in humans. Subject to certain conditions and limitations, these rights and assets are exclusive, perpetual and irrevocable.
Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60.0 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit and classified as restricted cash on the Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million.
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of risks related to the Synacthen acquisition.
BioVectra Segment
On January 18, 2013, we completed our acquisition of BioVectra Inc. As a result of this acquisition, we have greater control over the manufacturing and quality of the active pharmaceutical ingredient, or API, in Acthar.
We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next 3 years. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our Consolidated Balance Sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments will be recorded in operating expenses. Consequently, in 2013, BioVectra met its performance milestones for the year and earned an additional C$5.0 million in consideration. Additionally, financial projections for 2014 and 2015 improved resulting in an increase in the value of the contingent consideration, which was recorded during the fourth quarter as a reduction to operating income.
BioVectra is a supplier of contract manufacturing services to the global pharmaceutical and biotechnology industry. BioVectra manufactures API's, chemical intermediates, and bioprocessing reagents, and is our manufacturing partner for the API in our H.P. Acthar® Gel (repository corticotropin injection). BioVectra is proficient in synthetic organic chemistry, natural extraction of bioactive compounds, PEGylation and conjugation chemistry, and fermentation of chemical and biologic molecules.
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of risks related to BioVectra acquisition.
Sales and Marketing
Our sales forces seek to educate physicians about the potential benefit of Acthar for their patients. We have a Neurology Sales Force, a Nephrology Sales Force and a Rheumatology Sales Force, which, as of January 31, 2014, consists of 111, 68, and 69 sales personnel, respectively. Most recently, we initiated a pilot Pulmonology Sales Force to communicate to physicians that Acthar is a treatment option for the treatment of respiratory manifestations of symptomatic sarcoidosis.
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of risks related to sales and marketing.
Customers and Distribution
In the U.S., our exclusive customer for Acthar is a specialty distributor, CuraScript Specialty Distributor. We sell Acthar at a discount from our list price to this specialty distributor, which then resells Acthar primarily to approximately 12 specialty pharmacy companies and to children’s hospitals.
We recognize revenue when we have persuasive evidence that an arrangement, agreement or contract exists, when title for our product and risk of loss have passed to our customer, the price we charge for our product is fixed or is readily determinable, and we are reasonably assured of collecting the amounts owed under the resulting receivable. For Acthar, this occurs when the specialty distributor accepts a shipment of Acthar based on its order of Acthar. We do not require collateral from our customers for sales of our product.
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of risks related to Risks Associated with Acthar.

Reimbursement
Sales of Acthar depend in significant part on the coverage and reimbursement policies of third party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third party payers are sensitive to the cost of drugs, have taken efforts to control those costs, and presumably will continue to do so in the future. Acthar will likely continue to be subject to payer-driven restrictions.
We provide administrative reimbursement support through our Acthar Support and Access Program, an insurance reimbursement support program that provides administrative support to help patients work with their insurance companies.
See Item 1A “Risk Factors: Risks Associated with Government Regulations and Health Care Reform” for a discussion of risks related to reimbursement.
Competition
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. There are products and treatments currently on the market that compete with Acthar. In addition, a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions for which Acthar is currently approved to treat or which we may seek to add to the label of approved indications for Acthar. There are also products and treatments in other parts of the world that could be introduced into the United States following FDA approval.
Many of our competitors are larger than we are and have substantially greater financial, marketing and technical resources than we have. Other smaller companies may also prove to be significant competitors, sometimes through collaborative arrangements with large and established companies. If any of our present or future competitors develop new products that are superior to Acthar, our financial performance may be materially and adversely affected.
With the increase in our net sales, we likely will attract additional competition.
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of additional risks related to competition.
Manufacturing
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes, and is difficult to manufacture. Acthar bulk concentrate, the active pharmaceutical ingredient, or API, used in Acthar, is processed in several stages to produce a purified raw material for formulation. We produce our own API at our BioVectra subsidiary. We have a supply agreement with Cangene bioPharma Inc., or Cangene, to manufacture commercial quantities of Acthar finished product. Cangene is our sole source supplier for Acthar finished product. The processes used to manufacture and test Acthar are complex and subject to FDA inspection and approval. Acthar has a shelf life of 18 months from the date of manufacture.
During the year ended December 31, 2011, we entered into an agreement with a third party vendor to provide potency and toxicity testing on Acthar prior to releasing the product for commercial distribution. Beginning on January 1, 2012, the agreement provides for a maximum number of tests to be performed each year. Tests performed in excess of the maximum are to be paid on a per test basis. We have been in compliance with the terms of our agreement with this third party vendor.
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
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of additional risks related to manufacturing.
Research and Development
Our research and development program for Acthar is focused on: (i) the continued evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We conduct research internally and also through contracts with third parties.
We are currently conducting on-label Phase 4 clinical trials in Nephrotic Syndrome and Systemic Lupus Erythematosus. We are currently conducting Phase 2 clinical trials in Diabetic Nephropathy, Amyotrophic Lateral Sclerosis and Acute Respiratory Distress Syndrome to explore the possibility of pursuing FDA approval for indications not currently on the Acthar label. We continue to conduct non-clinical and clinical pharmacology studies to expand our understanding of Acthar and its mechanism of action(s).
We also provide financial grants to support independent academic research such as investigator initiated studies. In 2013, we provided $3.2 million in financial grants to support investigator initiated studies.
We have also initiated a research and development program for Synacthen. Novartis has the right to terminate the license allowing us to develop, market, manufacture, distribute, sell and commercialize Synacthen in the United States under certain circumstances, including if we fail within time periods set forth in the License Agreement to achieve certain development milestones related to (i) conducting a pre-IND meeting with the United States Food and Drug Administration, or FDA, with respect to Synacthen, (ii) commencing a clinical trial with respect to Synacthen and (iii) submitting a new drug application, or NDA, for Synacthen for filing with the FDA.
We anticipate that these research and development efforts will result in a significant increase in research and development expense in 2014 and future years.
During the years ended December 31, 2013, 2012 and 2011, we spent $59.7 million, $34.3 million and $16.8 million, respectively, on research and development activities.
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
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of additional risks related to research and development.
Compliance
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
Patents and Proprietary Rights
The FDA first approved the use of Acthar in 1952, and Acthar is no longer subject to patent protection. Acthar does have orphan drug exclusivity for its infantile spasm indication that extends until October 15, 2017 for that indication only.
For Acthar, our success depends partially upon our ability to maintain confidentiality and operate without infringing upon the proprietary rights of third parties. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property.

Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services, trade secrets or other proprietary information. In addition, the laws of some foreign countries do not protect intellectual property rights as well as the laws of the United States. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming, costly and face an uncertain outcome.
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
See Item 1A “Risk Factors: Risks Associated with our Business” for a discussion of additional risks related to patents and proprietary rights.
Government Regulation
Our pharmaceutical products are subject to extensive government regulation in the United States. FDA regulations govern, among other things, the research, development, testing, manufacture, quality control, labeling, storage, record-keeping, approval, sale, distribution, advertising and promotion of our products.
The FDA testing and approval process for new indications for previously approved drugs requires substantial time, effort and money. Any application we submit to the FDA may not be timely approved, if at all.
Under the Food, Drug, and Cosmetic Act, or FDCA, FDA approval is required before any new drug, or any previously approved drug with a new indication, can be marketed in the United States. As a general matter, the FDA must approve an NDA before a new drug product may be marketed in the United States, and a supplemental new drug application, or sNDA, before a previously approved drug with a new indication can be marketed in the United States. NDAs and sNDAs often require extensive studies and submission of a large amount of data by the applicant.
The FDA may withdraw product approval for non-compliance with regulatory requirements or if safety or efficacy problems occur after the product reaches the market. The FDA also has the power to require changes in labeling or to prevent further marketing of a product based on the results of post-marketing programs.
The facilities, procedures, and operations of our internal manufacturing facilities and contract manufacturers must be determined to be adequate by the FDA before an NDA or sNDA is approved. Additionally, manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations on an on-going basis. Vendors that supply to us finished products or components used to manufacture, package and label products are subject to similar regulations and periodic inspections.
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
In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including but not limited to, standards and regulations for direct-to-physician promotion, direct-to-consumer advertising, payments to physicians, communications about off-label uses, industry-sponsored scientific and educational activities and promotional activities involving the internet.
Our sales and marketing activities are monitored by our compliance team, which is headed by our Chief Compliance Officer. Our Chief Compliance Officer reports to our Chief Executive Officer and the Compliance Committee of our Board of Directors. Our Chief Compliance Officer is also supported by our General Counsel and other internal and external personnel.
Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products and promotional materials, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or sNDAs, injunctions, disqualification from participation in government reimbursement programs and criminal prosecution. Any of these actions or events could have a material adverse effect on us both financially and reputationally.

In addition to regulation by the FDA, the Drug Enforcement Administration, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act. States also impose similar requirements for handling controlled substances. A principal factor in determining the particular requirements, if any, applicable to a product is the actual or potential abuse profile. Controlled substances are subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution.
We are also subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.
See Item 1A “Risk Factors: Risks Associated with Government Regulation and Health Care Reform” for a discussion of additional risks related to government regulation.
Human Resources
As of January 31, 2014, we had 703 full-time employees, 324 of whom are engaged in sales and commercialization activities.
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

•
Our policies related to corporate governance, including our Code of Conduct which apply to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and its corporate governance principles; and

•	The charters of the Audit, Compensation, Nomination & Corporate Governance, Compliance, Science and Strategic Advisory Committees of our Board of Directors.
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
Item 1A. Risk Factors
Investment in our stock involves a high degree of risk. Our business, operating results, growth prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge you to consider carefully the risks described below, together with the other information in this report and our other public filings, before making investment decisions regarding our stock. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.
Risks Associated with our Business
Substantially all of our net sales and profits are derived from Acthar.

For the year ended December 31, 2013, sales of Acthar for the following on-label indications: (i) the treatment of proteinuria in the nephrotic syndrome of the idiopathic type, or NS, (ii) the treatment of certain rheumatology related conditions, (iii) the treatment of acute exacerbations of multiple sclerosis, or MS, in adults, and (iv) the treatment of infantile spasms, or IS, in infants and children under two years of age, represented approximately 95% of our total net sales. We expect to continue to rely on sales of Acthar for these indications for a significant percentage of our net sales and profits for the foreseeable future.
Relative to other more recently approved pharmaceutical products, there is limited clinical evidence on the efficacy of Acthar for its on-label indications which could impact the sales of Acthar. The completion of ongoing or future clinical trials to provide further evidence on the efficacy of Acthar in the treatment of its approved indications could take several years to complete and will require the expenditure of significant time, financial and management resources and a clinical trial may not result in data that supports the use of Acthar to treat any of its approved indications. In addition, a clinical trial to evaluate the use of Acthar to treat indications not on the current Acthar label may not provide a basis to pursue adding such indications to the current Acthar label. Our efforts to receive approval for new indications to add to the current Acthar label would require one or more additional clinical studies and the preparation and submission of a sNDA with the FDA, and any submission may not ultimately be approved by the FDA.
The demand for Acthar to treat NS, rheumatology related conditions, MS exacerbations, IS, and respiratory manifestations of symptomatic sarcoidosis is highly variable, and we cannot predict whether we will continue to generate significant net sales from sales of Acthar. Recommended treatment regimens among physicians prescribing Acthar for use in treating NS, rheumatology related conditions, MS exacerbations, IS and respiratory manifestations of symptomatic sarcoidosis vary within each therapeutic area. If physicians prescribe a lower number of vials for the treatment of any of these indications, our net sales of Acthar would decline. Additionally, we are aware that some prescriptions are initially for a lower number of vials than is necessary to complete the physician's recommended treatment regimen, and allow for one or more prescription refills. If patients do not obtain their refill prescriptions in order to complete their recommended treatment regimens, our net sales from the sale of Acthar would be negatively impacted. We may not be able to increase prescription levels by enough to offset any decline in vials per prescription.
If the sales of or demand for Acthar declines, if third-party payers refuse to provide, or make it substantially more difficult to obtain, reimbursement for purchases of Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients or if vials sourced through various patient assistance programs increases as a percent of total shipments, our net sales of Acthar would be negatively impacted. If the cost to produce Acthar increases, our gross margins on the sale of Acthar would decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.
We may be negatively affected by lower reimbursement levels.
Our ability to generate pharmaceutical net sales is affected by the availability of third-party reimbursement for Acthar, and our ability to generate net sales will be diminished if we fail to maintain an adequate level of reimbursement for Acthar from such third-party payers.
Acthar is a low-volume specialty pharmaceutical product and the sale of Acthar depends in part on the availability of reimbursement from third-party payers, including state and federal government programs such as Medicare and Medicaid, as well as managed care providers and private insurance plans. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third party payers may pay to reimburse the cost of drugs, including Acthar. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Acthar. In addition, current third-party reimbursement policies for Acthar may change at any time and such changes could include, among other things, required pre-authorizations, lower reimbursement or the loss of insurance coverage. These changes or other changes in the future may affect the reimbursement for Acthar. Negative changes in reimbursement turnaround times or third party payers' refusal to reimburse for Acthar may reduce the demand for, or the price of, Acthar, which could result in lower Acthar net sales, thereby weakening our competitive position and negatively impacting our results of operations.
Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, have been reduced by 2% under sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240. The Bipartisan Budget Act of 2013, Pub. L. No. 113-67, extended the 2% reduction to 2023. Medicare Part D plans may seek to increase discounts from us if Congress does not modify these sequestrations in the future. Other legislative or regulatory cost containment provisions, as described below, could have a similar effect. This may negatively impact our net sales.

We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.
The manufacture of Acthar is a highly exacting and complex process and, if our internal manufacturing operations or any of our suppliers encounter problems manufacturing products, our business could suffer.
Acthar is derived from the extraction and purification of porcine pituitary glands through complicated processes and, as a result, Acthar is difficult to manufacture. Biological products such as Acthar require production processes that are significantly more complicated than those required for chemical pharmaceuticals, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, we currently use single source and sole source suppliers for certain aspects of the manufacturing process of Acthar. For example, we currently obtain our finished Acthar product from a sole source supplier, Cangene. Reliance on those third party suppliers entails risks to which we would not be subject if we conducted those aspects of manufacturing ourselves, including reliance on those third parties for regulatory compliance and quality assurance.
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
On January 18, 2013, we acquired all of the outstanding shares of BioVectra which, among other things, produces the API for Acthar. As a result of the acquisition of BioVectra, we currently use our own internal facilities to manufacture the API for Acthar. Our ability to adequately and timely manufacture and supply Acthar is dependent on the uninterrupted and efficient operation of our facilities, which may be impacted by many events. Furthermore, our ability to retain key BioVectra management and successfully integrate BioVectra could impact our ability to manufacture or sell Acthar. In the event of a material disruption in the manufacturing capability of BioVectra for any reason, if we were unable to enter into a supply agreement with a third party manufacturer, or are unable to obtain FDA approval for a third party manufacturer, we may not be able to manufacture or sell Acthar, which would result in a loss of almost all of our revenues and damage to our business.
We have a supply agreement with Cangene to produce our finished vials of Acthar. Our supply agreement with this vendor is in effect until terminated by either party upon 12 months' notice. If the vendor terminates the agreement, it is obligated under the agreement to continue to provide manufacturing services for up to three years after the termination. If either party cancels the supply agreement, and we are unable to enter into a new supply agreement on substantially similar terms with a new manufacturer, or are unable to obtain FDA approval for a new manufacturer, we may not be able to manufacture or sell Acthar, which would result in a loss of almost all of our revenues and damage to our business.
Failure by our internal manufacturing facilities or our third-party suppliers or manufacturers to comply with regulatory requirements could adversely affect our ability to manufacture API in Acthar or our third-party suppliers' ability to supply finished vials of Acthar. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA's cGMP requirements. In complying with cGMP requirements, we, and our suppliers, must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspection by the FDA and other regulatory authorities, including state authorities. The failure of our internal manufacturing facilities or our third-party suppliers to comply with applicable legal requirements could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or to take other legal or regulatory action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.
Any delay in supplying, or failure to supply, Acthar by our manufacturing facilities or any of our suppliers could result in our inability to meet the commercial demand for Acthar or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects.
We have no patent protection for Acthar, and existing and potentially competitive products to Acthar may reduce or eliminate our commercial opportunity.

The composition patent for Acthar has expired and we may have no patent-based market exclusivity with respect to any indication or condition we might target.
There are products and treatments currently on the market that compete with Acthar. In addition, the pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change, and a number of companies are pursuing the development of products that target the same diseases and conditions that we target. Some of the companies developing products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In the event we are successful in further developing markets for Acthar, our increasing the overall sales volume of Acthar may lead other companies to dedicate greater resources to attempt to develop and introduce generic or biosimilar versions of Acthar and other competitive therapies for the same diseases and conditions that we target. We cannot predict with accuracy the timing or impact of the introduction of additional competitive products or their possible effect on our net sales. If a competitor did apply to the FDA for a generic or biosimilar version of Acthar or any competitive product not based on ACTH (adrenocorticotropic hormone), we would not receive any notice from the FDA about the existence of the application. Further, the announcement of a filing with the FDA relating to a potentially competitive product could have an adverse effect on our business and share price, regardless of the ultimate outcome of such filing.
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
Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. If our activities infringe on patents owned by others, we could incur substantial costs in defending ourselves in suits brought against a licensor or us. In addition, such litigation or the threat of litigation could create substantial distractions for our management, which would decrease our ability to focus on increasing sales of Acthar. Should Acthar or its associated technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of Acthar could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of Acthar and its associated technologies, may be required to obtain licenses to patents or other proprietary rights of third parties, which may not be made available on terms acceptable to us or at all.
Our attempts to further develop other on-label therapeutic uses for our pharmaceutical products may be unsuccessful.
In connection with the FDA's October 2010 approval of our sNDA to add the treatment of IS to the label of approved indications for Acthar, the overall label for Acthar was modernized and there are now 19 approved indications, including the treatment of IS, the treatment of acute exacerbations of MS in adults, the use of Acthar to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus, and the treatment of certain rheumatology related conditions including the rare and closely related neuromuscular disorders DM/PM. Commercializing Acthar to treat other on-label indications, such as for the treatment of respiratory manifestations of symptomatic sarcoidosis, will be time consuming, expensive and unpredictable. We may not be able to, either by ourselves or in collaboration with others, successfully commercialize Acthar for the treatment of new, on-label therapeutic uses.
Once developed, a number of factors may negatively affect the market acceptance of additional therapeutic uses for our pharmaceutical products, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	limited published data of the efficacy of our products for such additional therapeutic uses;

•	the perception by patients, physicians and other members of the health care community of the safety and efficacy of our products for their prescribed treatments;

•	the availability of third-party reimbursement for our products; and

•	the effectiveness of our sales and marketing efforts.
If the additional therapeutic uses for our products are not accepted by the market, our ability to grow our business will be affected.

If our business partners do not fulfill their obligations with respect to any future collaboration agreements our revenues and our business will suffer.
We may decide to collaborate with third parties in the commercialization of new products or new on-label therapeutic uses for Acthar or our products, such collaboration may require us to commit substantial effort and expense in seeking out, evaluating and negotiating collaboration agreements, which expense may be incurred without achieving our desired results and which effort involves inherent risks, including uncertainties due to matters that may affect the successful commercialization of such uses, as well as the possibility of contractual disagreements with regard to terms such as proprietary rights, license scope, net income and royalty calculation or termination rights. It may be necessary for us to enter into arrangements with other pharmaceutical companies in order to effectively market any new, on-label therapeutic uses for Acthar. We may not be successful in entering into such arrangements on terms favorable to us or at all.
The amount and timing of resources dedicated by our collaborators to their collaborations with us are not within our control. If any collaborator breaches or terminates its agreements with us or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed or blocked completely. In addition, our collaborative partners may change their strategic focus, pursue alternative technologies or develop alternative products as a means for developing treatments for the diseases targeted by these collaborative programs and these could compete with products we are developing.
Further, our collaborations may not be successful. Disputes may arise between us and our collaborators as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products. If any of the product candidates that we are commercializing with collaborators are delayed or blocked from entering the market or we experience increased costs as a result of our relationship with our collaborators, our financial performance could be adversely affected.
We depend substantially on third parties to assist us in our research and development; our efforts to increase our in-house capabilities to conduct research and development projects may be unsuccessful.
We heavily rely upon third-party vendors to plan, conduct and report on clinical trials for uses of Acthar and other products. Managing these third-party contract research organizations, or CROs, requires significant time and resources. In the event that any of our CROs has unforeseen compliance, quality assurance, or operational difficulties that negatively impact the quality of its work, our ability to evaluate and rely upon clinical results may also be negatively impacted. A CRO's failure to appropriately conduct a clinical study could also result in FDA rejecting the data from that study. In addition, any one of these vendors could determine that its own research and development requirements or those of other parties take precedence over the research and development they provide to us. We could experience a development gap if one or more of our clinical trial vendors does not properly execute a clinical trial or chose to prioritize other projects over our development projects. This prioritization could cause a gap in our research and development timelines until we achieve further advancement of our own capabilities. Any gap could impact our ability to develop and commercialize other therapeutic uses for Acthar or our other products.
Switching or adding new CROs involves additional cost and requires management time and focus. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We are actively growing our ability to conduct our own clinical trial research and development projects. In the event that we fail to manage these in-house capabilities, we may negatively impact our ability to successfully conduct clinical trials for uses of Acthar and other products.
A clinical trial failure could adversely affect our ability to develop data to support the use of Acthar in the treatment of on-label indications or file for or gain regulatory approvals for new indications for Acthar or other products on a timely basis.
If pre-clinical trials do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans, we will not be able to obtain approval for new products or to add to the label of approved indications for Acthar or our other products.
The regulatory process, which may include extensive pre-clinical trials and clinical trials to establish the safety and efficacy of a new product or the expansion of a label for an existing product in a new therapeutic area, can lead to uncertain outcomes, can span many years, and requires the expenditure of substantial time and resources to conduct and to ensure compliance with complex regulations. Should we fail to comply with applicable regulations, possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or a total or partial shutdown of production in one or more of our suppliers' facilities while our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; restrictions on the labeling, promotion and use of Acthar; and withdrawals or suspensions of our products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues and financial condition.
In addition, data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or clearance. Also, we may encounter delays or rejections based upon changes in regulatory policy during the development period and the period of review of any application for regulatory approval or clearance for Acthar or our other products.
Our success in obtaining approval for new products and in adding to the label for approved indications for Acthar or our other products will depend on the success of the pre-clinical and clinical trials conducted by us and our clinical trial vendors. It can take several years to complete the pre-clinical and clinical trials of a new therapeutic use, and a failure of one or more of these pre-clinical or clinical trials can occur at any stage of testing. We believe that the development of new therapeutic uses for our products involves significant risks at each stage of testing. If pre-clinical or clinical trial difficulties and failures arise, new therapeutic uses for our products may never be approved for sale or become commercially viable.
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

•
a proposed new use for Acthar may not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use, even if approved;

•
we, institutional review boards, or regulators, including the FDA, may hold, suspend or terminate our pre-clinical or clinical research or the pre-clinical or clinical trials of Acthar for various reasons, including noncompliance with regulatory requirements or if, in our or their opinion, the participating subjects are being exposed to unacceptable health risks;

•	the cost of our pre-clinical or clinical trials may be greater than we currently anticipate; and

•
the difficulties and risks associated with pre-clinical and clinical trials may result in the failure to receive regulatory approval, and could impact our ability to continue to test or to sell our products in new or existing therapeutic uses or the inability to commercialize our products for any of these therapeutic uses.

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product's clinical development and may vary among jurisdictions. It is possible that Acthar or our other products will never obtain regulatory approval for new therapeutic uses.
There are many reasons why we may fail to receive a regulatory approval from the FDA, including:

•	failure to demonstrate to FDA's satisfaction that our products are safe and effective for their proposed indications;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that clinical and other benefits outweigh its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials may be insufficient to support the submission and filing of an NDA or supplement or to obtain regulatory approval; and

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.
The FDA may require more information, including additional preclinical or clinical data to support approval of our products for new therapeutic uses, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve our products for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if the FDA determines that there are undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation Mitigation Strategies that may, for instance, restrict distribution and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our products in new therapeutic areas.
In addition to regulations in the U.S., if we expand our operations to the European Union, or EU, we may be subject to a variety of EU, EU Member States, and other foreign regulations governing clinical trials. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
If we are unable to obtain approval to add new indications for our products, or if we are unable to support the commercialization of other currently labeled indications with additional data, our sales and marketing efforts and market acceptance and the commercial potential of Acthar and our other products may be negatively affected.
We are dependent on third parties to distribute our pharmaceutical products who may not fulfill their obligations.
We currently have no in-house distribution channels for Acthar and we are dependent on a third-party specialty distributor, CuraScript Specialty Distributor, to distribute Acthar. We rely on this distributor for all of our proceeds from sales of Acthar in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of Acthar. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, Acthar distribution could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.
We may be unable to identify, acquire, close or integrate acquisition targets successfully.
Part of our business strategy includes evaluating potential acquisitions and other business combinations to help create shareholder value. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing of transactions.
If an acquisition or other potential business combination is consummated, the integration of the acquired business, product or other assets into our company may be complex and time-consuming and, if such businesses, products or assets are not successfully integrated, we may not achieve the anticipated benefits.
Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated or expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.
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
The acquisition of Synacthen and Synacthen Depot could have an adverse impact on future operations if we are unable to successfully develop the product for commercial sale in the US and/or are unable to successfully transition or grow the international business.
On June 11, 2013 we acquired from Novartis certain rights to Synacthen and Synacthen Depot. The License Agreement we entered into with Novartis provides for an exclusive, perpetual and irrevocable license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen depot. Novartis has the right to terminate the license under certain circumstances, including if Questcor fails within time periods set forth in the License Agreement to achieve certain development milestones related to (i) conducting a pre-IND meeting with the FDA with respect to Synacthen, (ii) commencing a clinical trial with respect to Synacthen and Synacthen Depot and (iii) submitting an NDA for Synacthen and Synacthen Depot for filing with the FDA. The timing and process for completing these regulatory milestones is difficult to predict and we may not be able to achieve any or all of these milestones on a timely basis. We plan to rely on third-parties to conduct research and clinical trials necessary to meet each of the milestones. Our ability to meet these milestones will depend on a number of factors, including our ability to oversee third-party research and clinical trials and our ability to successfully show the safety and efficacy of Synacthen and Synacthen Depot. If Novartis terminates the license as a result of our failure to meet these milestones, we will not be able to realize the gains in revenues and gross margins and our results of operations may be adversely affected.
Under an asset purchase agreement with Novartis, Novartis has the right to terminate the right to purchase assets and intellectual property related to Synacthen on a country by country basis if we are unable to obtain the necessary regulatory approvals for such country or if we fail to make Synacthen in such country for a period of time following the transfer of the applicable marketing authorization. If our right to sell Synacthen in any or all of the countries we have contracted for are terminated, we will not be able to realize revenue in those countries, which may adversely affect our results of operations.
Our business and operations have experienced rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.
We have experienced rapid growth, both from organic growth and our recent acquisition of BioVectra and certain rights to Synacthen and Synacthen Depot, in our headcount and operations that has placed, and will continue to place, significant demands on our management and operational and financial infrastructure. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.
We have begun to establish our international footprint and operations, and we may expand further in the future, which subjects us to additional business risks. We may not achieve the results that we or our shareholders expect.
As a result of the BioVectra and Synacthen transactions, we expect to be conducting a portion of our business outside of the United States. Accordingly, we are now subject to risks and complexities that could materially and adversely affect our business, results of operations and financial condition, including, among other things:

•	The increased complexity and costs inherent in managing international operations;

•	The ability of our international subsidiaries to successfully implement their commercial objectives;

•	Diverse regulatory, financial and legal requirements, and any changes to such requirements in one or more countries where we are located or do business;

•	Country-specific tax laws and regulations;

•	Financial risks such as longer sales and payment cycles and difficulty collecting accounts receivables;

•	Political and economic instability;

•
Complying with applicable international trade laws, including but not limited to U.S. and EU sanctions laws and regulations, U.S. anti-boycott laws and regulations, U.S. and EU export control laws and regulations; tariffs, export quotas, custom duties and other requirements; or other trade restrictions and any changes to them;

•
Complying with applicable anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibit directly or indirectly giving, offering, or promising inducements to public officials to elicit an improper commercial advantage. Under the FCPA, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the U.S. Some of these laws also prohibit directly or indirectly giving, offering, or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage;

•	Challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;

•	Changes in currency rates; and

•	Regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
Failure to effectively manage these risks could have a material adverse effect on our business.
The loss of our key management personnel or failure to integrate new management personnel could have an adverse impact on future operations.
We are highly dependent on the services of the principal members of our senior management team, and the loss of one or more members of senior management could create significant disruption in our ability to operate our business. We do not carry key person life insurance for our senior management or other personnel. Additionally, the future potential growth and expansion of our business is placing increased demands on our management skills and resources. Recruiting and retaining management and operational personnel to perform sales and marketing, financial operations, clinical development, regulatory affairs, compliance, quality assurance, medical affairs and contract manufacturing in the future will also be critical to our success. We do not know if we will be able to attract and retain skilled and experienced management and operational personnel in the future on acceptable terms given the intense competition among numerous pharmaceutical and biotechnology companies for such personnel. If we are unable to hire necessary skilled personnel in the future, or we are unable to successfully integrate new management personnel into their roles, our business could be harmed.
Our financial results can be negatively impacted by economic downturns.
Downturns in the general economic environment present us with several potential challenges. In challenging economies and periods of increased unemployment, a greater percentage of our unit volume may be subject to reimbursement under Medicaid and other government programs. This shift in payer mix can negatively impact our financial results because of the resulting decrease in our net sales. In addition, third-party payers such as private insurance companies may be less willing to satisfy their reimbursement obligations in a timely manner, or at all.
As a result of downturns in the economy, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. If a significant third-party contractor, supplier or collaborator is unable to satisfy its commitments to us, our business could be adversely affected.
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
If product liability or other lawsuits are successfully brought against us, we may incur substantial liabilities and costs and may be required to limit commercialization of Acthar.
The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could result in exacerbation of a patient's condition, serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Acthar has boxed warnings in its label.

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
In addition to product liability insurance coverage, we have other insurance coverage, including but not limited to directors' and officers' liability insurance. Directors' and officers' liability insurance is also expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. We currently have directors' and officers' liability insurance for claims up to $45 million. This insurance may not cover all the future liabilities we may incur in connection with lawsuits related to the Company or our directors and officers.
A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a lawsuit can be expensive and can divert the attention of key employees from operating our business.
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
In the ordinary course of our business, we or our distribution partners and clinical trial partners may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our outside data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, destroyed or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state laws and rules and regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties, disrupt our operations, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.
In addition to regulations in the U.S., if we expand our operations to the European Union, or EU, we may be subject to a variety of EU, EU Member States, and other foreign regulations. The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive. This Directive imposes a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU

Member States may result in fines and other administrative penalties. The draft EU Data Protection Regulation currently going through the adoption process is expected to introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form, to the extent we expand our operations to the EU, it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business if we expand our operations to the EU.
Risks Associated with Government Regulation and Health Care Reform
We are involved in an ongoing government investigation by the United States Department of Justice involving our promotional practices and related matters, the results of which may have a material adverse effect on our sales, financial condition and results of operations.
In September 2012, we received a subpoena from the United States Attorney's Office for the Eastern District of Pennsylvania (or USAO), requesting documents pertaining to an investigation of our promotional practices. We have been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are also participating in the investigation to review our promotional practices and related matters. We are cooperating with the USAO and the SEC with regard to this investigation. Responding to this investigation has been and is expected to continue to be expensive and time-consuming.
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
We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, quality control, labeling, packaging, safety surveillance, adverse event reporting, storage, advertising, promotion and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems or potential safety risks associated with any of our products, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. If we, our products and product candidates, or the manufacturing facilities for our products and product candidates fail to comply with applicable regulatory requirements, a regulatory agency, including the FDA, may send enforcement letters, mandate labeling changes, suspend or withdraw regulatory approval, suspend any ongoing clinical trials, require new clinical trials, impose a risk evaluation and mitigation strategy, refuse to approve pending applications or supplements filed by us, suspend or impose restrictions on manufacturing operations, request a recall of, seize or detain a product, seek criminal prosecution or an injunction, or impose civil or criminal penalties or monetary fines. In such instances, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.
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
The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care item or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements that pharmaceutical companies have with prescribers, purchasers and formulary managers. Further, the Healthcare Reform Act, among other things, clarified that a person or entity no longer needs to have actual knowledge of the anti-kickback statute or specific intent to violate it. In addition, the Healthcare Reform Act as amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors under the federal anti-kickback statute protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly and an arrangement must meet all of the conditions specified in order to be fully protected from scrutiny under the federal anti-kickback statute. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability and may be subject to scrutiny. Violations of the federal anti-kickback statute can result in civil and criminal fines and penalties and related administrative sanctions, including exclusion from federal health care programs.
The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid. Many pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under the Federal False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company's products; and inflating prices reported to private price publication services, which may be used by states to set drug payment rates under government health care programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other health care companies are also subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
Many states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payer. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing related activities, including the provision of gifts, meals, and other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes.
Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant civil, criminal and administrative penalties, damages and fines and exclusion from participation in federal health care programs. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition to the pending investigation by the Department of Justice, we could become subject to further government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged violations of the Federal False Claims Act. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government's ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2014 for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of further government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition to regulations in the U.S., if we expand our operations to the European Union, or EU, we may be subject to a variety of EU, EU Member States, and other foreign regulations governing clinical trials and commercial sales and distribution of our investigational medicinal products and our authorized medicinal products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
Failure to comply with the EU Member State laws implementing the Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.
Changes in the health care law and regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may adversely affect our business.
The number and complexity of both federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, in March 2010, the President signed the Healthcare Reform Act. The Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the Social Security Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. Additionally, Healthcare Reform Act implemented the Physician Payment Sunshine Act which requires extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. The Centers for Medicare and Medicaid Services, or CMS, recently issued a final rule implementing the Physician Payment Sunshine provisions and clarified the scope of the reporting obligations. The final rule provided that manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program must begin tracking payment or transfers of value on August 1, 2013 and must report payment data to CMS by March 31, 2014 and annually thereafter. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The Healthcare Reform Act substantially changes the way health care is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. The Healthcare Reform Act made significant changes to Medicaid Drug Rebate Program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. This expanded eligibility affected our rebate liability for that utilization.

The Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain programs identified in the law.
Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, as part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole.
The Healthcare Reform Act also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act.
The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to ensure the agreement that manufacturers must sign to participate in the 340B program obligates a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014. In 2012, the Centers for Medicare and Medicare Services, or CMS, the federal agency that administers the Medicare and Medicaid programs, issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014.
Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. We expect any Medicaid expansion to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Healthcare Reform Act. An increase in the proportion of patients who receive Acthar and who are covered by Medicaid could adversely affect our net sales.
Presently, uncertainty exists as many of the specific determinations necessary to implement the Healthcare Reform Act have yet to be decided and communicated to industry participants. Further, many of the Healthcare Reform Act' most significant reforms do not take effect until 2014 and thereafter, and the details of these reforms will be shaped significantly by regulations that have yet to be proposed. We have made several estimates with regard to important assumptions relevant to determining the financial impact of the Healthcare Reform Act on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the Healthcare Reform Act will be implemented.
Moreover, legislative changes to the Healthcare Reform Act remain possible, and the President may make additional refinements to the implementation of the Healthcare Reform Act that may have an additional, potential negative impact on our overall financial position, results of operations and cash flows. At this time, we cannot predict the full impact of the Healthcare Reform Act, or the timing and impact of any future rules or regulations promulgated to implement the Healthcare Reform Act.
Medicaid eligible patients and government entities may account for a greater proportion of our Acthar unit sales resulting in reduced pharmaceutical net sales.
Our pharmaceutical net sales may be adversely affected by laws and regulations that reduce reimbursement rates. Administrative or judicial interpretations of such laws and regulations could impact reimbursement for our products or increase the amount of rebates paid to certain government entities. The sources and amounts of our revenues are determined by a number of factors, including payer reimbursement for our products. Changes in the payer mix among private pay, Medicaid, and government programs usage may significantly affect our profitability.
A portion of the estimated end-user vial demand for Acthar is for patients covered under Medicaid and other government-related programs. As required by Federal regulations, under the Medicaid Drug Rebate Program, we provide rebates related to Acthar dispensed to Medicaid patients. The Healthcare Reform Act made changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products such as Acthar. In addition, federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service's 340B drug pricing discount program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer's covered outpatient drugs. Under the 340B program, covered entities are permitted to purchase Acthar at the 340B ceiling price. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS's issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results or operations. As a result of the enactment of the Healthcare Reform Act and fiscal pressures placed upon federal and state governments to reduce current budget deficits, it is possible that a greater proportion of Acthar sales could be subject to Medicaid rebates and chargebacks, reducing our net sales. Additionally, changes to Medicaid, Medicare or other regulations, or the application of such regulations to our products, resulting in higher rebates and chargebacks, could reduce our pharmaceutical net sales further.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and certain federal grantees, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veteran's Health Care Act of 1992. Under this program, we are obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies - VA, Department of Defense, Public Health Service, and Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for Fiscal Year 2008 and related regulations, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between Annual Non-FAMP and FCP.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS, NS and rheumatology related conditions are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to a specialty pharmacy owned by our specialty distributor than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and discounts are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We have certain price reporting obligations due to our participation in the Medicaid Drug Rebate program, under several state Medicaid supplemental rebate programs, related to other governmental pricing programs, and we report average sales price for the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Those rebates are based on pricing data (including Average Manufacturer Price and Best Price data) reported by us on a monthly and quarterly basis to CMS..
Federal law requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. CMS or another government agency could disagree with our interpretation of applicable law and regulation and could challenge our rebate calculations. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, under the 340B drug discount program.
We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price, average sales price, or best price information to the government, we may be liable for civil monetary penalties. Our failure to submit monthly/quarterly average manufacturer price, average sales price, and best price data on a timely basis could result in civil monetary penalties. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
In September 2010, CMS and the Office of the Inspector General indicated that they intend more aggressively to pursue companies who fail to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
We also participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program.  Pursuant to the applicable law, knowing provision of false information in connection with a non-federal average manufacturer price filing under this program can subject a manufacturer to penalties of $100,000 for each item of false information.
In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, or TMA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs is listed on a Section 703 Agreement with TMA under which we have agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may be negatively affected by unforeseen invoicing of historical Medicaid sales.
We provide a rebate related to Acthar dispensed to Medicaid eligible patients in instances where we are required to do so and establish a reserve for such rebate payments. We multiply the estimated rebate amount per unit for the period by the estimated number of rebate eligible units utilized during the period to calculate the estimated reserve for the period. This reserve is deducted from gross sales in the determination of net sales. Other than for Medicaid rebates associated with Medicaid Managed Care Organization (Medicaid MCO) utilization, the Medicaid rebates associated with end user demand for a period are mostly paid to the states by the end of the quarter following the quarter in which the rebate reserve is established. As a result, at the end of each quarter we must estimate the amount of Medicaid sales in that quarter to calculate the reserves and such estimates could prove to be inaccurate. Revisions in the Medicaid rebate estimates are charged to income in the period in which the information that gives rise to the revision becomes known. However, certain states may provide their requested rebates to us on a delayed basis, which to the extent not previously reserved for would negatively affect future financial performance in periods occurring after the period in which the original reserved Medicaid rebate accrual occurred. Effective March 23, 2010, the Healthcare Reform Act expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid MCOs as well. In connection with this expansion, we increased our reserves for Medicaid rebates. Our reserves for Medicaid MCO related rebates may not be adequate.
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
The price of our common stock is subject to significant volatility. The closing price per share of our common stock ranged in value from $17.83 to $72.34 during the two-year period ended December 31, 2013. Any number of events, both internal and external to us, may continue to affect our stock price. For example, our quarterly revenues or earnings or losses can fluctuate based on the buying patterns of our specialty distributor and our end users. In the event that patient demand for Acthar is less than our sales to our specialty distributor, excess Acthar inventories may result at our specialty distributor, which may impact future Acthar sales. Other potential events that could affect our stock price include, without limitation, our quarterly and yearly revenues and earnings or losses; announcements by us or our competitors regarding product development efforts, including the status of regulatory approval applications; the outcome of legal proceedings; the launch of competing products or the public notice of an FDA filing relating to a potential competitive product; and our ability to obtain product from our contract manufacturers, the publication of negative or neutral coverage by research analysts or others, and efforts to try to manipulate our stock price or interfere with our business operations by investors or others that engage in the manipulation of stock prices.
As of January 31, 2014, NASDAQ reported a short interest of approximately 20.3 million shares in our common stock, and it is possible that the NASDAQ short interest reporting system does not fully capture total short interest.  It is generally in the short seller's interests for the price of a stock to decline. We are aware that other companies have alleged that short sellers have taken various actions aimed at attempting to cause harm to a company’s business or reducing the stock price of such companies in order to generate profit on their short positions. These actions have been alleged to include arranging for the publication of negative opinions, mischaracterization of facts regarding companies and their business prospects, or taking more direct action to try to cause harm to a company’s business. As this potentially relates to us, our stock price exhibited significant volatility at various times during 2013 following various publications and other communications relating to us. There is risk that similar actions could continue to occur in 2014 and therefore continue to create significant volatility in our stock price.
Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock.
We currently pay a quarterly dividend on our common stock. We may not have the financial ability to fund this quarterly dividend in perpetuity or to pay it at the current rate. Further, our Board of Directors may decide not to declare a dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.
Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
In addition to the risk factors detailed elsewhere in this Annual Report on Form 10-K, our quarterly operating results and share price may fluctuate significantly because of several factors, including:

•	public concern as to the safety of drugs developed by us or others;

•	availability of Acthar;

•	patient safety concerns;

•	announced inquiries by governmental agencies or updates regarding previously announced inquiries;

•	unfavorable outcomes related to the government investigations or lawsuits brought against us or our directors and officers, including those currently in process;

•	departure of key managers;

•	negative opinions regarding company actions from proxy advisory firms;

•	activities of certain investors who elect to short sell our stock;

•	the announcement and timing of new product introductions by us or others;

•	the timing of our regulatory submissions or approvals, or the failure to receive regulatory approvals;

•	prescription trends and the level of orders from our specialty distributor within a given quarter and preceding quarters;

•	availability and level of third party reimbursement;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic or other external factors, disaster or crisis;

•	changes in government regulations or policies or patent decisions;

•	unforeseen financial or operational issues related to BioVectra or our other international operations;

•	failure to meet market expectations or changes in opinions of analysts who follow our stock; or

•	general market conditions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2013, we own real property and we lease space in several locations.
For our U.S. operations, we lease space primarily in the following locations:

•
We lease 30,000 square feet of office space in Hayward, California under a master lease that expires in May 2018. This facility is occupied by our Commercial Development, Sales and Marketing, Medical Affairs, Contract Manufacturing, Quality Control and Quality Assurance departments.

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

For our Canada operations, we own real property in the following locations:

•
We own a 64,000 square foot manufacturing facility located in Charlottetown, Prince Edward Island. This facility is located on approximately 10 acres of land leased from the Charlottetown Airport Authority, under a 50 year lease. The facility houses active pharmaceutical manufacturing, fermentation manufacturing, warehousing, quality control labs, and accounting and administration, engineering, manufacturing, quality assurance and analytical services departments.

•
We own a 32,500 square foot facility located in Charlottetown, Prince Edward Island and 4.17 acres upon which it is situated. The facility houses specialty chemical manufacturing, fermentation manufacturing, warehousing, quality control labs, and research and development, sales and marketing, and executive management departments.

•
We own a 3,800 square foot facility located in Charlottetown, Prince Edward Island and 0.35 acres upon which it is situated. The facility is used for active pharmaceutical manufacturing, principally Acthar.

For our Irish operations, we lease approximately 600 square feet of office space in Dublin, Ireland.
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
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge. Our lawsuit alleges that Kenneth Greathouse breached his fiduciary duties to the Company and that his partners at Glenridge aided and abetted his breach. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We have filed a motion for summary adjudication which seeks to have our agreement with Glenridge declared unenforceable. The motion is based on laws that govern self-dealing transactions. A hearing on this motion is currently scheduled on March 6, 2014.
USAO Investigation
On September 21, 2012, we became aware of an investigation by the USAO for the Eastern District of Pennsylvania regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We have been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are also participating in the investigation to review our promotional practices and related matters. We continue to cooperate with the USAO and the SEC with regard to this investigation.
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
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit.
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
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying this action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit.
Retrophin Litigation
In January 2014, Retrophin Inc. filed a lawsuit against us in the United States District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on our acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. Our response to the complaint is due on or before March 6, 2014.
We believe that the probability of unfavorable outcome or loss related to these matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters. However, responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “QCOR.” The following table shows the high and low sale prices for our common stock as reported by The NASDAQ Global Select Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2012
First Quarter	$44.18	$32.83
Second Quarter	54.31	37.18
Third Quarter	58.91	17.25
Fourth Quarter	30.39	17.60
Year Ended December 31, 2013
First Quarter	36.54	24.75
Second Quarter	50.20	26.80
Third Quarter	74.76	45.39
Fourth Quarter	70.17	49.37
Year Ending December 31, 2014
First Quarter (through February 15, 2014)	$71.00	$47.71
Stock Performance Graph
The following graph compares our total cumulative shareholder return as compared to the NYSE Amex Composite Index and the NASDAQ Pharmaceutical Index for the period beginning on December 31, 2008 and ending on December 31, 2013. Total shareholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NYSE Amex Composite Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends.

This stock performance graph shall not be considered soliciting material and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.
Holders of Common Stock
As of January 31, 2014, there were approximately 496 shareholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Stock Repurchases
See “Liquidity and Capital Resources — Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K for information on our stock repurchases.
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
Equity Compensation Plans
For information regarding our equity compensation plans please see Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data
The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$798,929	$509,292	$218,169	$115,131	$88,320
Total operating expenses	284,726	184,210	92,592	53,278	40,083
Income from operations	439,838	296,527	113,118	53,840	41,220
Gain on sale of product rights	—	—	—	—	225
Income tax expense	146,931	99,555	34,154	19,302	15,502
Net income	292,609	197,675	79,591	35,071	26,629
Net income per share applicable to common shareholders:
Basic	$4.99	$3.28	$1.27	$0.56	$0.41
Diluted	$4.76	$3.14	$1.21	$0.54	$0.40
Shares used in computing net income per share applicable to common shareholders:
Basic	58,616	60,243	62,498	62,112	64,196
Diluted	61,447	63,045	66,010	64,741	66,257
Dividends declared per common share	$1.10	$0.40	—	—	—

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$245,006	$155,313	$210,149	$114,832	$75,707
Working capital	235,604	146,877	209,879	111,988	71,049
Total assets	736,354	252,431	275,808	151,993	111,440
Long-term debt (1)	15,663	—	—	—	—
Contingent consideration (1)	37,462	—	—	—	—
IPR&D liability (1)	140,066	—	—	—	—
Common stock	30,386	15,938	94,976	74,809	67,793
Retained earnings	372,231	145,851	124,886	45,295	10,224
Total shareholders’ equity	399,364	161,829	219,826	120,127	78,003
(1) Comparability impacted by the acquisition of BioVectra and Synacthen Asset acquisition. Refer to Note 1 of the Consolidated Financial Statements for discussions regarding the acquisitions.
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
Overview
Questcor is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the FDA for the treatment of 19 indications. Of these 19 FDA approved indications, we currently generate substantially all of our net sales from the following indications:

•
Nephrotic Syndrome (NS): Acthar is indicated “to induce a diuresis or a remission of proteinuria in the nephrotic syndrome without uremia of the idiopathic type or that due to lupus erythematosus.” According to the National Kidney Foundation, nephrotic syndrome can result from several idiopathic type kidney disorders, including idiopathic membranous nephropathy, focal segmental glomerulosclerosis, IgA nephropathy and minimal change disease. Nephrotic syndrome can also occur due to lupus erythematosus. In this Annual Report on Form 10-K, the terms “nephrotic syndrome” and “NS” refer only to the proteinuria in nephrotic syndrome conditions that are covered by the Acthar label of approved indications.

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
We continue to explore additional markets for other on-label indications. For example, in 2013 we initiated a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis. In addition, we are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label that are related to the treatment of other serious, difficult-to-treat autoimmune and inflammatory disorders having high unmet medical need.
Results of Operations
Years Ended December 31, 2013, 2012 and 2011
Net Sales. Net sales, which we derive primarily from our sales of Acthar, were $798.9 million in 2013, compared to $509.3 million in 2012 and $218.2 million in 2011. The following table sets forth our net sales for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total pharmaceutical gross sales	$825,710	$582,097	$268,827
Sales reserves	64,363	72,805	50,658
Total pharmaceutical net sales	761,347	509,292	218,169
Total contract manufacturing net sales	37,582	—	—
Total net sales	$798,929	$509,292	$218,169
2013 compared to 2012: Net sales for the year ended December 31, 2013 were derived from pharmaceutical net sales and contract manufacturing net sales, while net sales for the year ended December 31, 2012 were derived solely from pharmaceutical net sales. Pharmaceutical net sales are comprised primarily of sales of Acthar, while contract manufacturing net sales are comprised of sales from BioVectra. Net sales of Acthar increased by approximately 49.6% to $761.3 million for the year ended December 31, 2013 from $508.9 million in 2012. This growth resulted primarily from increased vial demand from our specialty distributor for Acthar. We shipped 28,112 vials for the year ended December 31, 2013 as compared to 20,741 vials shipped for the year ended December 31, 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand resulted from our entry into the rheumatology field in the second half of 2012 and the expansion of our Rheumatology Sales Force in early 2013. Increased demand was also driven by the expanded usage of Acthar by nephrologists in the treatment of NS and neurologists in the treatment of MS. Net sales attributable to IS were positively impacted by the reduction in the Medicaid rebate amount for Acthar.
In addition to the increase in vial demand, the increase in pharmaceutical net sales was also attributable to the reduction in our sales related reserves. Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical sales in the calculation of net sales. For the year ended December 31, 2013, this provision was impacted by two factors. For the year ended December 31, 2013, the Medicaid rebate amount for Acthar was lower than for the corresponding period in 2012, due to the reduction in the rebate amount that became effective in the first quarter of 2013. Second, partially offsetting the reduction in the Medicaid rebate amount, we received correspondence from CMS that indicates that Questcor should have maintained the existing baseline AMP as used by the prior owner of Acthar before Questcor acquired the drug in 2001. We have no indication that CMS' assertion is without merit and have, therefore, accrued an estimated liability for 2002 to 2009, the prior years affected by this item. This item does not impact periods following 2009. Specifically, we accrued an estimated liability for rebates totaling $11.5 million because the amount is estimable and it is probable that we will pay such amount. For the year ended December 31, 2013, we recorded a provision of 7.8% of our pharmaceutical sales for sales-related reserves, a decrease from the 12.5% in the year ended December 31, 2012.
We believe that approximately two-thirds of our growth in net sales from 2012 to 2013 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
Net sales for BioVectra were $37.6 million representing 4.7% of total net sales. Because we acquired BioVectra on January 18, 2013, there were no comparable sales in the same period 2012.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track our own Acthar shipments daily, but those shipments vary compared to end user demand due to changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that distribution channel inventory was within the normal historic range as of December 31, 2013.
2012 compared to 2011: Net sales of Acthar increased by approximately 133.8% to $508.9 million for the year ended December 31, 2012 from $217.7 million for the year ended December 31, 2011. The increase in net sales was due to an increase in the number of Acthar vials shipped from 10,710 vials shipped in 2011, up to 20,741 vials shipped in 2012. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand from our specialty distributor was driven by strong prescription growth in each of our NS and MS therapeutic areas.
Our net sales were also impacted by the amount of our sales reserves, which are deducted from revenue in the calculation of net sales. For the year ended December 31, 2012, we recorded a provision of 12.5% of our gross revenue for sales-related reserves, a decrease from the 18.8% in the year ended December 31, 2011.

We believe that approximately three-quarters of our growth in net sales from 2011 to 2012 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing.
Cost of Sales and Gross Profit

	Years Ended December 31,
	2013	2012	2011
Pharmaceutical cost of sales	$43,270	$28,555	$12,459
Contract manufacturing cost of sales	31,095	—	—
Total cost of sales	$74,365	$28,555	$12,459

Pharmaceutical gross profit	$718,077	$480,737	$205,710
Contract manufacturing gross profit	6,487	—	—
Total gross profit	$724,564	$480,737	$205,710

Pharmaceutical gross margin	94%	94%	94%
Contract manufacturing gross margin	17%	—%	—%
Total gross margin	91%	94%	94%
Cost of sales was $74.4 million for the year ended December 31, 2013, as compared to $28.6 million for 2012 and $12.5 million for 2011. Our gross profit and margin was $724.6 million and 91%, respectively, in 2013, as compared to $480.7 million and 94%, respectively, in 2012 and $205.7 million and 94%, respectively, in 2011.
Cost of sales for the year ended December 31, 2013 primarily included costs associated with the sale of Acthar ($43.3 million or 58% of the total costs) and costs associated with our manufacturing activity at BioVectra ($31.1 million or 42% of the total costs). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
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
Selling and Marketing. Selling and marketing expenses were $152.9 million for the year ended December 31, 2013, as compared to $114.1 million in 2012 and $56.7 million in 2011. The increase of $38.8 million in 2013 as compared to 2012 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing efforts. We include in sales and marketing expenses headcount-related costs, including share-based compensation costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
The increase in selling and marketing expenses of $57.4 million in 2012 as compared to 2011 was also due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing effort.
General and Administrative. General and administrative expenses were $56.4 million for the year ended December 31, 2013, as compared to $33.6 million in 2012 and $17.7 million in 2011. We include in general and administrative expenses headcount-related costs, including share-based compensation expense, legal and accounting expenses. The increase of $22.8 million in 2013 as compared to 2012, as well as the increase of $15.9 million in 2012 as compared to 2011, is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal and compliance costs.
Research and Development. Research and development expenses were $59.7 million in 2013, as compared to $34.3 million in 2012 and $16.8 million in 2011. The increase of $25.4 million in research and development expenses in 2013 as compared to 2012 was primarily due to increases in headcount and headcount-related costs, including share-based compensation costs, to continue and expand our various research and development programs. The increase of $17.5 million in research and development expenses in 2012 as compared to 2011 was primarily due to increases in headcount and headcount-related costs to support our efforts to explore the use of Acthar as a therapeutic alternative for the treatment of NS and costs incurred associated with clinical studies.
Costs included in research and development also include costs associated with providing financial grants to support medical research projects to better understand the therapeutic benefit of Acthar in current and new therapeutic applications, product development efforts and regulatory compliance activities.
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

•
Medical Affairs Costs - Medical affairs costs, which include activities related to medical information in support of Acthar and its related indications, as well as costs associated with providing financial grants to support third-party research and development efforts.

•	Manufacturing Costs - Manufacturing costs, which include costs related to production scale-up and validation, raw material qualification and stability studies.
For the year ended December 31, 2013, approximately 4% of our research and development expenditures were for regulatory costs, 49% was spent on product development costs, 36% of our research and development expenditures were for medical affairs costs, and approximately 11% was spent on manufacturing costs.
For the year ended December 31, 2012, approximately 8% of our research and development expenditures were for regulatory costs, 39% was spent on product development costs, 42% of our research and development expenditures were for medical affairs costs, and approximately 11% was spent on manufacturing costs.
For the year ended December 31, 2011, approximately 12% of our research and development expenditures were for regulatory costs, 37% was spent on product development costs, 36% of our research and development expenditures were for medical affairs costs, and approximately 15% was spent on manufacturing costs.
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

With our June 2013 acquisition of rights to Synacthen, we have initiated a research and development effort for Synacthen aimed at obtaining FDA and additional international approvals of Synacthen for one or more indications. This will be a multi-year effort, require a significant investment of time and resources including financial resources, and will be subject to numerous risks and uncertainties.
Share-based compensation costs. Total share-based compensation costs for the years ended December 31, 2013, 2012 and 2011 were $28.8 million, $15.8 million and $7.3 million, respectively.
Our equity incentive award plan, which includes stock options, restricted share awards and restricted stock units, is broad-based and Questcor full-time employee and certain Questcor part-time employees are eligible to receive an equity grant. The increase in our share-based compensation is due to the increase in Questcor employees to 470 on December 31, 2013 from 365 employees on December 31, 2012 and 198 on December 31, 2011.
For the year ended December 31, 2013, we granted stock options to employees and non-employee directors to purchase approximately 426,896 shares of our common stock at a weighted average exercise price of $35.66 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. The total share-based compensation costs related to options for the years ended December 31, 2013, 2012 and 2011 were $12.7 million, $13.1 million and $6.7 million, respectively.
In addition to stock options, we also grant restricted stock awards to certain employees. For the year ended December 31, 2013, we issued 829,899 restricted stock awards (including performance-based awards), as compared to 777,524 and 31,762 issued for the years ended December 31, 2012 and 2011, respectively. During the first and second quarter of 2013, we issued 207,250 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone is achieved. At December 31, 2013, we determined achievement of the milestone was reasonably probable and estimable at a level equal to one-third the value and, therefore, recorded an appropriate amount of stock-based compensation expense associated with such grants. The total share-based compensation costs related to restricted stock awards for the years ended December 31, 2013, 2012 and 2011 were $14.6 million, $1.8 million and $163,000, respectively.
For the year ended December 31, 2013, we granted 10,515 restricted stock units to certain of our employees. We did not issue any restricted stock units during the years ended December 31, 2012 and 2011. The total share-based compensation costs related to restricted stock units for the year ended December 31, 2013 was $9,000.
Lastly, we issued shares of our common stock through our 2003 Employee Stock Purchase Plan, or ESPP, which provides our employees the opportunity to purchase our common stock through accumulated payroll deductions. During the years ended December 31, 2013, 2012 and 2011, 137,472, 92,030 and 90,650 shares, respectively, had been issued to participants. The total share-based compensation costs related to our ESPP for the years ended December 31, 2013, 2012 and 2011 were $1.4 million, $1.0 million and $0.5 million, respectively.
The following table sets forth our share-based compensation costs for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Years Ended December 31,
	2013	2012	2011
Selling and marketing	$10,897	$5,360	$4,236
General and administrative	12,302	7,467	1,884
Research and development	5,554	2,965	1,206
Total share-based compensation expense	$28,753	$15,792	$7,326
Total Interest and Other (Expense) Income and Change in Foreign Currency Translation Loss. Total interest and other (expense) income for the year ended December 31, 2013 was $(0.3) million, as compared to $0.7 million for 2012 and $0.6 million for 2011. The decrease in total interest and other (expense) income of $1.0 million in 2013 as compared to 2012 was due to the foreign currency transaction loss recorded as a result of the BioVectra acquisition. The increase in total interest and other (expense) income of $0.1 million in 2012 as compared to 2011 was the result of the recording of an increase in the average cash balances on hand for 2012 as compared to 2011 resulting in higher interest income.
Income tax expense. Income tax expense for the years ended December 31, 2013, 2012 and 2011 was $146.9 million, $99.6 million and $34.2 million, respectively, and our effective tax rate for financial reporting purposes was approximately 33.4%, 33.5% and 30.0%, respectively. The change in our effective income tax rate in 2013 as compared to 2012 is primarily due to the absence of research and development tax credits in 2012. The change in the effective tax rate in 2012 as compared to 2011 is due to an increase in nondeductible expense, the absence of research and development tax credits in 2012, and the one-time tax credit recorded in 2011 for the costs incurred in obtaining the orphan drug designation.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and working capital as of December 31, 2013 and 2012, respectively, were as follows (in thousands):
Financial Assets:

	Years Ended December 31,
	2013	2012
Cash and cash equivalents	$175,840	$80,608
Short-term investments	69,166	74,705
Cash, cash equivalents and short-term investments	$245,006	$155,313
Select measures of liquidity and capital resources:

	Years Ended December 31,
	2013	2012
Current assets	$396,776	$237,276
Current liabilities	161,172	90,399
Working Capital	$235,604	$146,877
Current Ratio	2.46	2.62
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
The increase in cash, cash equivalents and short-term investments from December 31, 2013 to December 31, 2012 was primarily due to the increase in our net sales and the related cash generated from operations, offset by the acquisitions of BioVectra and Synacthen and the repurchase of 960,000 shares of our common stock through our approved stock repurchase plan for $53.1 million. The increase in our working capital was primarily due to increases in our overall cash position, inventory (due primarily to the acquisition of BioVectra), and accounts receivable due to the growth in our sales, offset by increases in the current portion of our contingent liabilities associated with the acquisitions of BioVectra and Synacthen and accrued royalties. We expect to maintain increased amounts of inventory as compared to historical averages as a result of the acquisition of BioVectra.
Our collection terms on our accounts receivable relating to sales of Acthar to our specialty distributor are net 30 days. This specialty distributor represents approximately 92% of our accounts receivable and 95% of our net sales.
We expect continued growth in our research and development and selling and marketing expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
During the period from October 1, 2013 through December 31, 2013, we repurchased the following shares of our common stock:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2013	—	$—	—	6,252,793
November 1 - November 30, 2013	360,914	$56.60	360,914	5,891,879
December 1 - December 31, 2013	599,086	$54.46	599,086	5,292,793
Total	960,000	$55.26	960,000

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

Cash Flows
Change in cash and cash equivalents:

	Years Ended December 31,
	2013	2012	2011
Net cash flows provided by operating activities	$337,778	$219,037	$85,599
Net cash flows (used in) / provided by investing activities	(177,317)	44,642	(51,479)
Net cash flows (used in) / provided by financing activities	(64,151)	(271,540)	12,841
Impact of exchange rate on cash flows	(1,078)	—	—
Net change in cash and cash equivalents	$95,232	$(7,861)	$46,961
The increase in net cash and cash equivalents as of December 31, 2013 from December 31, 2012 is primarily due to the increased net income achieved in 2013 versus the net income achieved in the same period in 2012, offset by the acquisitions of BioVectra and Synacthen, the repurchase of our common stock and dividends paid. The decrease in net cash and cash equivalents as of December 31, 2012 from December 31, 2011 is primarily due to the repurchase of our common stock and dividends paid, offset by the increased net income achieved in 2012 versus the net income achieved in the same period in 2011.
Operating Activities
The components of cash flows from operating activities, as reported on our Consolidated Statements of Cash Flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, loss on disposal and impairment of property, equipment and intangibles, imputed interest and changes in fair value for contingent consideration and other compensation expense was $334.8 million, $217.3 million and $84.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
Net cash inflow due to changes in operating assets and liabilities was $3.0 million for the year ended December 31, 2013, which primarily relates to the following: an increase in accrued royalties of $25.4 million and an increase in other accrued liabilities of $3.3 million, offset by a decrease in income taxes payable of $3.7 million and an increase in accounts receivable of $19.2 million, which relates to an increase in sales.

•
Net cash inflow due to changes in operating assets and liabilities was $1.7 million for the year ended December 31, 2012, which primarily relates to an increase in accounts payable of $7.6 million, an increase in accrued compensation $9.7 million, an increase in sales related reserves of $3.3 million, which relates to an increase in Acthar gross sales, and an increase in accrued royalties of $5.5 million, offset by an increase in accounts receivable of $33.6 million.

•
Net cash inflow due to changes in operating assets and liabilities was $1.0 million for the year ended December 31, 2011, which primarily relates to an increase in accrued compensation of $7.4 million, an increase in sales related reserves of $12.6 million, which relates to an increase in Acthar gross sales, offset by an increase in accounts receivable of $16.7 million.

Investing Activities
Cash flows used in investing activities for the year ended December 31, 2013 included the acquisitions of BioVectra and Synacthen, as well as securing a portion of the future payments for Synacthen in the form of a letter of credit representing three annual payments totaling $75.0 million. The remaining components of cash flows from investing activities for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

•	Purchases of property and equipment of $3.5 million for the year ended December 31, 2013, $1.1 million for the year ended December 31, 2012 and $1.8 million for the year ended December 31, 2011; and

•
Purchases of short-term investments of $120.6 million for the year ended December 31, 2013, $145.4 million for the year ended December 31, 2012 and $162.3 million for the year ended December 31, 2011; offset by

•
Maturities of short-term investments of $125.7 million for the year ended December 31, 2013, $191.1 million for the year ended December 31, 2012 and $112.6 million for the year ended December 31, 2011.

Financing Activities
Net cash flows from financing activities for the year ended December 31, 2013, 2012 and 2011 reflected the following:

•
The income tax benefit realized on our share-based compensation plans of $22.8 million for the year ended December 31, 2013, $7.5 million for the year ended December 31, 2012 and $17.7 million for the year ended December 31, 2011; and

•
The issuance of common stock related to both our Employee Stock Purchase Plan and the exercise of stock options for $15.9 million for the year ended December 31, 2013, $6.3 million for the year ended December 31, 2012 and $6.6 million for the year ended December 31, 2011; offset by

•
The repurchase of shares of our common stock of $53.1 million to repurchase 960,000 shares of our common stock under our stock repurchase plan for the year ended December 31, 2013, $261.8 million to repurchase 6,759,861 shares of our common stock under our stock repurchase plan for the year ended December 31, 2012, and $11.5 million to repurchase 884,300 shares of our common stock under our stock repurchase plan for the year ended December 31, 2011; and

•	Dividends paid during the years ended December 31, 2013 and 2012 of $48.1 million and $23.5 million, respectively. No dividends were paid during the year ended December 31, 2011.
On January 18, 2013, we acquired 100% of the issued and outstanding shares of BioVectra for $50.8 million plus up to an additional C$50.0 million in cash tied to the future performance of BioVectra.
We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 17.0 million shares of our common stock under our stock repurchase plan for $363.0 million through December 31, 2013, at an average price of $21.40 per share. Additionally, we have repurchased 6.2 million shares of our common stock outside of our stock repurchase plan for a total of $30.3 million through December 31, 2013 at an average price of $4.93 per share for a total repurchase value of $393.3 million. As of December 31, 2013, there are 5.3 million shares authorized remaining under our stock repurchase plan.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013. This table does not include potential milestone payments, future sales-based royalty obligations and assumes non-termination of agreements (in thousands):

	Payments Due by Period
	Total	1 Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years
	(In $000’s)
Minimum payments remaining under operating leases(1)	$13,654	$5,651	$6,296	$1,376	$331
Novartis (2)	75,000	25,000	50,000	0	0
BioVectra Shareholders (3)	37,462	4,238	33,224	0	0
Long-term debt (4)	15,663	1,665	5,721	2,806	5,471
Potency Testing (5)	6,000	2,000	4,000	0	0
Total contractual cash obligations	$147,779	$38,554	$99,241	$4,182	$5,802

Total contractual cash obligations include the following:

(1)
As of December 31, 2013 we leased space in buildings with lease terms expiring in 2014, 2017 and 2018. We leased land for our BioVectra operations with a lease term expiring in 2051, subject to 10 year revaluation clauses based upon comparable land values at the date of revaluation. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2013 was approximately $4.0 million.

We lease space primarily in the following locations:

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

(2)
Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75 million are secured by a letter of credit. In no event will the total payments related to this transaction exceed $300 million. As of December 31, 2013, we recorded an asset (because it was determined that the intangible asset has alternative future use) related to the acquisition of Synacthen of $191.5 million and a corresponding liability of $140.1 million. The asset and liability (which was determined to be a derivative) were originally valued using a weighted discounted probability model. The asset is considered to be definite-lived and is amortized over its useful life to research and development expense. The liability is reviewed each reporting period for any changes in the probability assumptions and for changes due to the passage of time. Differences between payments included above and the consolidated financial statements relate to the balance sheet including contingent payments within the probability model.

(3)
On January 18, 2013, we completed our acquisition of BioVectra Inc. We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next three years. As of December 31, 2013, the estimated value of the contingent consideration of $37.5 million has been recorded as a liability in our condensed consolidated balance sheets ($4.2 million has been recorded as the current portion of the contingent consideration). In 2013, BioVectra met its performance milestone for the year and earned an additional C$5.0 million in consideration.

(4)
Our subsidiary, BioVectra, has (1) a 2.85% term loan, payable monthly and is due April 2016. The loan is secured with BioVectra accounts receivable and inventory, and (2) a supply agreement with a customer to supply a pharmaceutical product for a period of 10 years ending in June 2023. Per the supply agreement, BioVectra financed and constructed a facility for the manufacture of the pharmaceutical product to be supplied under the agreement. BioVectra entered into a term loan agreement to finance C$14.8 million of the construction costs of the facility. The term loan has an interest rate of 4%, is due in full by February 2022 and is secured by certain of our BioVectra assets. Under the supply agreement, the customer agreed to reimburse BioVectra (such reimbursement is recorded to net sales) for the quarterly financing payments of C$450,743 during the term of the loan.

(5)
During the year ended December 31, 2011, we entered into an agreement with a third party vendor to provide potency and toxicity testing on Acthar prior to releasing the product for commercial distribution. Beginning on January 1, 2012, the agreement provides for a maximum number of tests to be performed each year. Tests performed in excess of the maximum are to be paid on a per test basis. We have been in compliance with the terms of our agreement with this third party vendor.

Critical Accounting Policies and Estimates
We base our management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report on Form 10-K, upon our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We describe our significant accounting policies in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. We include within these policies our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.
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
International sales of our products are immaterial.
Net Sales
We record net sales after establishing reserves for the following:

i.	Medicaid rebates;

ii.	TRICARE retail program rebates;

iii.	Medicare Part D Coverage Gap Discount Program rebates;

iv.	Chargebacks due to other government programs;

v.	Questcor-sponsored co-pay assistance programs;

vi.	Exchanges, which have historically been immaterial; and

vii.	Other deductions such as payment discounts.
We currently provide our products to Medicaid participants under an agreement with CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit complete rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Health Care Reform Acts.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS, NS and rheumatology related-conditions are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to certain specialty pharmacies than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at January 1	$33,921	$29,874	$17,384
Actual Medicaid rebate payments for sales made in prior year	(22,891)	(18,449)	(9,104)
Actual Medicaid rebate payments for sales made in current year	(19,333)	(35,709)	(24,887)
Current Medicaid rebate provision for sales made in prior year	11,500	1,153	8
Current Medicaid rebate provision for sales made in current year	27,784	57,052	46,473
Balance at December 31	$30,981	$33,921	$29,874
Total Sales-related Reserves
At December 31, 2013 and 2012, respectively, sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2013	2012
Medicaid rebates	$30,981	$33,921
Other rebates, chargebacks and discounts	4,389	3,455
Total	$35,370	$37,376
Product Exchanges
Acthar has a shelf life of 18 months from the date of manufacture. We authorize Acthar exchanges for expiring and expired product in accordance with our stated return policy, which allows the specialty distributor we work for to return product within one month of its expiration date and for a period up to three months after such product has reached its expiration date. Product exchanges have been insignificant since we began utilizing the services of a specialty distributor to distribute Acthar.
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
At December 31, 2013, there was $25.8 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units and $20.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.2 years.
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
Income tax expense for the years ended December 31, 2013, 2012 and 2011 was $146.9 million, $99.6 million and $34.2 million, respectively, and our effective tax rate for financial reporting purposes was approximately 33.4%, 33.5% and 30.0%, respectively. The change in our effective income tax rate in 2013 as compared to 2012 is primarily due to the absence of research and development tax credits in 2012. The change in the effective tax rate in 2012 as compared to 2011 is due to an increase in nondeductible expense, the absence of research and development tax credits in 2012, and the one-time tax credit recorded in 2011 for the costs incurred in obtaining the orphan drug designation.
As of December 31, 2013, we have recorded a liability for unrecognized tax benefits of $1.3 million related to various federal and state income tax matters. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. As of December 31, 2013 and 2012, our accrual for interest and penalties on any unrecognized tax benefits was $78,000 and $106,000, respectively. We expect unrecognized tax benefits to decrease by approximately $0.5 million over the next 12 months as a result of the settlement of an IRS examination.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. We did not adopt any new accounting pronouncements during the year ended December 31, 2013 that had a material effect on our financial position or results of operations.
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

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures, that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control over Financial Reporting and Remediation Plans
We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13(a) – 15(f) and 15(d) – 15(f) under the Exchange Act) during the fourth fiscal quarter of the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management's evaluation of internal control over financial reporting excluded the internal control activities of BioVectra. BioVectra represented approximately 4.7% of consolidated net sales and approximately less than 1% of consolidated net income for the year ended December 31, 2013, and approximately 7.1% of total assets as of December 31, 2013.
Based on our assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
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

(d)	Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Questcor Pharmaceuticals, Inc.
Anaheim, California
We have audited Questcor Pharmaceuticals, Inc.’s, or the Company’s, internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Questcor Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BioVectra, which was acquired on January 18, 2013 and which is included in the Consolidated Balance Sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the period from the date of acquisition to December 31, 2013. BioVectra represented approximately 4.7% of consolidated net sales and approximately less than 1% of consolidated net income for the year ended December 31, 2013, and approximately 7.1% of total assets as of December 31, 2013. Management did not assess the effectiveness of internal control over financial reporting of BioVectra because of the timing of the acquisition which was completed on January 18, 2013. Our audit of internal control over financial reporting of Questcor Pharmaceuticals, Inc. also did not include an evaluation of the internal control over financial reporting of BioVectra.
In our opinion, Questcor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013, and the financial statement schedule of Questcor Pharmaceuticals, Inc. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Orange County, California
February 26, 2014

Item 9B. Other Information
2013 Executive Compensation Information
For 2013, our executive officers who served during the year, together with our non-field based employees outside the areas of Compliance and Medical Affairs, participated in an annual incentive compensation pool based on our level of operating income. For 2013, our operating income was $439.8 million, a 48% increase over our $296.5 million in operating income in 2012. On February 24, 2014, the following incentive compensation was approved:
2013 Incentive Compensation

Name	Title	2013 Cash Incentive Compensation
Don M. Bailey	President and Chief Executive Officer	$991,767
Stephen L. Cartt	Chief Operating Officer	$368,813
David J. Medeiros	Executive Vice President and Chief Technical Officer	$306,828
Michael H. Mulroy	Executive Vice President, Strategic Affairs, General Counsel and Corporate Secretary	$307,555
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	$371,913
2014 Executive Compensation Information
Various annual executive compensation decisions for 2014, as described in the tables below, were approved on February 24, 2014.
2014 Base Salaries

Name	Title	2014 Salary (1)
Don M. Bailey	President and Chief Executive Officer	$865,000
Stephen L. Cartt	Chief Operating Officer	$540,000
David J. Medeiros	Executive Vice President and Chief Technical Officer	$487,000
Michael H. Mulroy	Executive Vice President, Strategic Affairs, General Counsel and Corporate Secretary	$504,000
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	$540,000

(1)	2014 base salaries represent 4% increases over 2013 base salaries.
2014 Incentive Compensation Target Levels

Name	Title	2014 Incentive Compensation Target(1)
Don M. Bailey	President and Chief Executive Officer	100%
Stephen L. Cartt	Chief Operating Officer	70%
David J. Medeiros	Executive Vice President and Chief Technical Officer	55%
Michael H. Mulroy	Executive Vice President, Strategic Affairs, General Counsel and Corporate Secretary	55%
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	60%

(1)	Targets are expressed as a percentage of the officer’s 2014 base salary. Percentages for all were unchanged from prior year.
Grant of Restricted Stock Awards

Name	Title	Shares Subject to Award
Don M. Bailey	President and Chief Executive Officer	106,000	(1)
Stephen L. Cartt	Chief Operating Officer	46,000	(2)
David J. Medeiros	Executive Vice President and Chief Technical Officer	26,000	(3)
Michael H. Mulroy	Executive Vice President, Strategic Affairs, General Counsel and Corporate Secretary	36,000	(4)
David Young, Pharm.D., Ph.D.	Chief Scientific Officer	28,000	(5)

1.	53,000 shares of Mr. Bailey's grant consist of time-based vesting and 53,000 shares of Mr. Bailey's grant vest based on the level of achievement of certain performance goals and targets.

2.	23,000 shares of Mr. Cartt's grant consist of time-based vesting and 23,000 shares of Mr. Cartt's grant vest based on the level achievement of certain performance goals and targets.

3.	13,000 shares of Mr. Medeiros' grant consist of time-based vesting and 13,000 shares of Mr. Medeiros' grant vest based on the level achievement of certain performance goals and targets.

4.	18,000 shares of Mr. Mulroy's grant consist of time-based vesting and 18,000 shares of Mr. Mulroy's grant based on the level the achievement of certain performance goals and targets.

5.	14,000 shares of Dr. Young's grant consist of time-based vesting and 14,000 shares of Dr. Young's grant vest based on the level achievement of certain performance goals and targets.

Executive Officers of Registrant

Biographical information for our executive officers is set forth below.
Don M. Bailey, 68, President and CEO, joined our Board in May 2006. Mr. Bailey was appointed our interim President in May 2007. Mr. Bailey was appointed President and Chief Executive Officer in November 2007. Mr. Bailey is currently a member of the Board of Directors of STAAR Surgical Company. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the Chairman of the Board of Comarco, Inc. from 1998 until 2007 and served as Comarco’s Chief Executive Officer from 1991 to 2000. Mr. Bailey was Chairman of the Board of STAAR from April 2005 until January 2014. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University.
Stephen L. Cartt, 51, Chief Operating Officer, joined us in March 2005. On February 15, 2012, our Board appointed Mr. Cartt, the Company’s current Executive Vice President and Chief Business Officer, as the Company’s Chief Operating Officer. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Prior to that, Mr. Cartt held a variety of R&D and Commercial positions at ALZA Corporation during the period July 1985 to March 2000.  Mr. Cartt holds a B.S. degree from the University of California at Davis in biochemistry, and an M.B.A. from Santa Clara University.
David J. Medeiros, 62, Executive Vice President and Chief Technical Officer, joined us in June 2003 as Vice President, Manufacturing. On February 15, 2012, our Board appointed Mr. Medeiros, the Company’s Senior Vice President, Manufacturing, to the position of Executive Vice President and Chief Technical Officer. Prior to joining us, Mr. Medeiros served as Senior Director, Manufacturing at Titan Pharmaceuticals, Inc. from November 2000 to June 2003. Mr. Medeiros holds a B.S. degree in chemical engineering from San Jose State University, a Master’s degree in chemical engineering from University of California, Berkeley and an M.B.A. from the University of California at Berkeley.
Michael H. Mulroy, 47, Executive Vice President, Strategic Affairs and General Counsel and Corporate Secretary, joined us in January 2011 as Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary. Mr. Mulroy was appointed to his current position on February 10, 2014. Mr. Mulroy is a member of the Board of Directors of Comarco, Inc., a developer and designer of innovative technologies and intellectual property used in power adapters.  From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004, and represented Questcor and other publicly-traded companies. From 1997 to 2003, Mr. Mulroy was an investment banker at Merrill Lynch and Citigroup. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. (Economics) from the University of Chicago.
David Young, Ph.D., 61, Chief Scientific Officer, joined our Board of Directors in September 2006. Dr. Young was appointed Chief Scientific Officer in October 2009. Prior to joining Questcor as an executive officer, Dr. Young was a member of our Board of Directors from September 2006 until his commencement of employment with the Company. Dr. Young was President of AGI Therapeutics, Inc. from 2006 to 2009. Previously, Dr. Young was the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, from 2003 to 2006, and founder and CEO of GloboMax LLC, a contract drug development firm purchased by ICON plc in 2003, from 1997 to 2003. Prior to forming GloboMax, Dr. Young was an Associate Professor at the School of Pharmacy, University of Maryland where he held a number of roles including Director of the Pharmacokinetics and Biopharmaceutics Lab and Managing Director of the University of Maryland-VA Clinical Research Unit. Dr. Young holds a B.S. degree in physiology from the University of California, Berkeley, an M.S. degree in medical physics from the University of Wisconsin-Madison, a Pharm.D. from the University of Southern California and a Ph.D. in pharmaceutical sciences from the University of Southern California.
Rajesh Asarpota, 47, Senior Vice President, Chief Financial Officer, joined us in February 2014. Prior to joining Questcor, from May 2004 to February 2014, Mr. Asarpota held various financial leadership roles with Life Technologies Corporation. Most recently, Mr. Asarpota was Vice President, Finance of Life Technologies, where he was responsible for providing financial leadership on the company’s growth strategy, supply chain productivity, forecasting and analysis, and financial modeling for mergers and acquisitions. From July 1992 to April 2004, Mr. Asarpota held various financial positions with the General Electric Corporation. Mr. Asarpota holds a M.B.A. from Marquette University and a Bachelor of Commerce from the University of Bombay.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
See Executive Officers of Registrant under Item 9B for biographical information for our executive officers. Other information related to Questcor's Directors required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this Annual Report by reference.
The remaining information required by this item will be set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders and is incorporated in this Annual Report by reference.
Item 11. Executive Compensation
In accordance with Instruction G (3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated in this Annual Report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
In accordance with Instruction G (3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated in this Annual Report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with Instruction G-(3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders and is incorporated in this Annual Report by reference.
Item 14. Principal Accountant Fees and Services
In accordance with Instruction G-(3) to Form 10-K, the information required by this item will be set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders and is incorporated in this Annual Report by reference.
Consistent with Section 10A-(i)-(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by BDO USA, LLP for the years ended December 31, 2013, 2012 and 2011, our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved Grant Thornton, LLP for non-audit services related to the preparation of federal and state income tax returns, and tax advice in preparing for and in connection with such filings.

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
Dated: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DON M. BAILEY Don M. Bailey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ RAJESH ASARPOTA Rajesh Asarpota	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2014

/s/ VIRGIL D. THOMPSON Virgil D. Thompson	Chairman of the Board	February 26, 2014

/s/ ANGUS RUSSELL Angus Russell	Director	February 26, 2014

/s/ NEAL C. BRADSHER Neal C. Bradsher	Director	February 26, 2014

/s/ STEPHEN C. FARRELL Stephen C. Farrell	Director	February 26, 2014

/s/ LOU SILVERMAN Lou Silverman	Director	February 26, 2014

/s/ SCOTT WHITCUP Scott Whitcup	Director	February 26, 2014

/s/ KELLY MARTIN Kelly Martin	Director	February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Questcor Pharmaceuticals, Inc.
Anaheim, California
We have audited the accompanying consolidated balance sheets of Questcor Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Questcor Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questcor Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Orange County, California
February 26, 2014

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$175,840	$80,608
Short-term investments	69,166	74,705
Total cash, cash equivalents and short-term investments	245,006	155,313
Accounts receivable, net of allowances for doubtful accounts of $475 and $0 at December 31, 2013 and December 31, 2012, respectively	87,069	61,417
Inventories, net of allowances of $1,329 and $52 at December 31, 2013 and December 31, 2012, respectively	16,368	9,909
Restricted cash - current portion	25,000	—
Prepaid expenses and other current assets	7,124	4,900
Deferred tax assets	16,209	5,737
Total current assets	396,776	237,276
Property and equipment, net	31,733	2,073
Purchased technology, net	—	1,493
Goodwill	20,464	—
In process R&D asset	191,451	—
Intangibles and other non current assets	30,131	—
Restricted cash	50,000	—
Deposits and other assets	389	70
Deferred tax assets	15,410	11,519
Total assets	$736,354	$252,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,302	$13,069
Accrued compensation	16,489	21,300
Sales-related reserves	35,370	37,376
Accrued royalties	35,163	9,802
Dividend payable	18,093	—
Current portion of contingent consideration	4,238	—
Current portion of in process R&D liability	25,000	—
Income taxes payable	3,693	7,360
Current portion of long-term debt	1,665	—
Other accrued liabilities	7,159	1,492
Total current liabilities	161,172	90,399
Long-term debt, less current portion	13,998	—
Contingent consideration	33,224	—
In process R&D liability	115,066	—
Non current deferred tax liability	10,569	—
Other non current liabilities	2,961	203
Total liabilities	336,990	90,602
Commitments and contingencies (see Note 7)
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 60,137,758 and 58,544,206 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	30,386	15,938

Retained earnings	372,231	145,851
Accumulated other comprehensive income (loss)	(3,253)	40
Total shareholders’ equity	399,364	161,829
Total liabilities and shareholders’ equity	$736,354	$252,431
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (In thousands, except net income per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues
Pharmaceutical net sales	$761,347	$509,292	$218,169
Contract manufacturing net sales	37,582	—	—
Total net sales	798,929	509,292	218,169
Cost of sales (exclusive of amortization of purchased technology and IPR&D asset)	74,365	28,555	12,459
Gross profit	724,564	480,737	205,710
Operating expenses:
Selling and marketing	152,856	114,139	56,728
General and administrative	56,408	33,596	17,743
Research and development	59,730	34,269	16,778
Depreciation and amortization	4,055	1,219	1,044
Change in fair value of contingent consideration	10,958	—	—
Impairment of goodwill and intangibles	719	987	299
Total operating expenses	284,726	184,210	92,592
Income from operations	439,838	296,527	113,118
Interest and other (expense) income, net	250	703	627
Foreign currency transaction loss	(548)	—	—
Income before income taxes	439,540	297,230	113,745
Income tax expense	146,931	99,555	34,154
Net income	$292,609	$197,675	$79,591
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects.	(35)	76	(59)
Change foreign currency translation adjustments.	(3,258)	—	—
Comprehensive Income	$289,316	$197,751	$79,532

Net income per share applicable to common shareholders:
Basic	$4.99	$3.28	$1.27
Diluted	$4.76	$3.14	$1.21
Shares used in computing net income per share applicable to common shareholders:
Basic	58,616	60,243	62,498
Diluted	61,447	63,045	66,010

Dividends declared per common share	$1.10	$0.40	$—
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balances at December 31, 2010	62,418,464	$74,809	$45,295	$23	$120,127
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	31,762	7,326	—	—	7,326
Issuance of common stock pursuant to employee stock purchase plan	90,650	1,358	—	—	1,358
Issuance of common stock upon exercise of stock options	1,991,857	5,224	—	—	5,224
Repurchase of common stock	(884,300)	(11,453)	—	—	(11,453)
Cancellation of shares related to tax liability	(2,652)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	17,712	—	—	17,712
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	(59)	(59)
Net income	—	—	79,591	—	79,591
Balances at December 31, 2011	63,645,781	94,976	124,886	(36)	219,826
Stock compensation for equity incentives and restricted common stock granted to consultants and employees	752,771	15,792	—	—	15,792
Issuance of common stock pursuant to employee stock purchase plan	92,030	2,660	—	—	2,660
Issuance of common stock upon exercise of stock options	819,085	3,675	—	—	3,675
Repurchase of common stock	(6,759,861)	(108,653)	(153,177)	—	(261,830)
Dividends paid	—	—	(23,533)	—	(23,533)
Cancellation of shares related to tax liability	(5,600)	—	—	—	—
Income tax benefit realized from share-based compensation plans	—	7,488	—	—	7,488
Comprehensive income (loss):
Net unrealized gain on investments	—	—	—	76	76
Net income	—	—	197,675	—	197,675
Balances at December 31, 2012	58,544,206	15,938	145,851	40	161,829
Stock compensation for equity incentives and restricted common stock granted to employees, net of cancellations	789,381	28,753	—	—	28,753
Issuance of common stock pursuant to employee stock purchase plan	137,472	4,054	—	—	4,054
Issuance of common stock upon exercise of stock options	1,692,920	15,989	—	—	15,989
Repurchase of common stock	(960,000)	(53,054)	—	—	(53,054)
Dividends accrued and paid			(66,229)	—	(66,229)
Cancellation of shares related to tax liability	(66,221)	(4,103)	—	—	(4,103)
Income tax benefit realized from share-based compensation plans	—	22,809	—	—	22,809
Comprehensive income (loss):
Net unrealized loss on investments	—	—	—	(35)	(35)
Foreign currency translation adjustment	—	—	—	(3,258)	(3,258)
Net income	—	—	292,609	—	292,609
Balances at December 31, 2013	60,137,758	$30,386	$372,231	$(3,253)	$399,364
 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows From Operating Activities
Net income	$292,609	$197,675	$79,591
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	28,753	15,792	7,326
Deferred income taxes	(14,849)	241	(4,896)
Amortization of investments	412	1,330	1,250
Depreciation and amortization	14,172	1,219	1,044
Impairment of goodwill and intangibles	719	987	299
Loss on disposal of property and equipment	95	72	11
Changes in fair value of contingent consideration	6,429	—	—
Imputed interest for contingent consideration and in-process R&D	4,529	—	—
Other compensation expense	1,892	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,155)	(33,616)	(16,673)
Inventories	4,577	(4,683)	(1,500)
Prepaid income taxes	—	6,940	(3,408)
Prepaid expenses and other current assets	(1,335)	(1,509)	(1,527)
Accounts payable	(589)	7,566	1,634
Accrued compensation	(4,811)	9,710	7,432
Accrued royalties	25,361	5,463	3,030
Sales-related reserves	(2,006)	3,257	12,608
Income taxes payable	(3,667)	7,360	—
Other accrued liabilities	3,307	1,317	(504)
Other non-current liabilities	1,335	(84)	(118)
Net cash provided by operating activities	337,778	219,037	85,599
Cash Flows From Investing Activities
Purchase of short-term investments	(120,645)	(145,384)	(162,301)
Proceeds from the sale and maturities of short-term investments	125,737	191,105	112,636
Purchase of property, equipment and leasehold improvements	(3,536)	(1,065)	(1,823)
Restricted cash associated with the acquisition of Synacthen	(75,000)	—	—
Acquisition of BioVectra, net of cash acquired	(46,692)	—	—
Acquisition of Synacthen	(60,000)	—	—
Proceeds from sale of Doral	700	—	—
Changes in deposits and other assets	2,119	(14)	9
Net cash (used in) / provided by investing activities	(177,317)	44,642	(51,479)
Cash Flows From Financing Activities
Repayment of funded long-term debt	(1,219)	—	—
Repayment of other long-term debt	(491)	—	—
Income tax benefit realized from share-based compensation plans	22,809	7,488	17,712
Issuance of common stock, net	15,940	6,335	6,582
Dividends paid	(48,136)	(23,533)	—
Repurchase of common stock	(53,054)	(261,830)	(11,453)
Net cash (used in) / provided by financing activities	(64,151)	(271,540)	12,841
Impact of exchange rate on cash flows	(1,078)	—	—

Increase (decrease) in cash and cash equivalents	95,232	(7,861)	46,961
Cash and cash equivalents at beginning of year	80,608	88,469	41,508
Cash and cash equivalents at end of year	$175,840	$80,608	$88,469
Supplemental disclosures of Cash Flow Information:
Cash paid for interest	$704	$23	$16
Cash paid for income taxes	$141,515	$77,556	$25,278
Supplemental disclosures of Investing and Financing Activities:
Dividend payable	$18,093	$11,691	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligation	$—	$31	$34

In conjunction with the acquisition of BioVectra at January 18, 2013:
Incremental fair value of assets acquired, net	$80,698
Less: fair value of contingent consideration	(30,383)
	50,315
Loss on foreign exchange rate	488
Total cash paid for acquisition of BioVectra	$50,803
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
The Company
Questcor is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 FDA approved indications, for the year ended December 31, 2013, we generated substantially all of our net sales from the following indications:

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
We continue to explore additional markets for other on-label indications. For example, in 2013 we initiated a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis. In addition, we are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label that are related to the treatment of other serious, difficult-to-treat autoimmune and inflammatory disorders having high unmet medical need.
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders' equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income in shareholders' equity. Foreign currency transaction gains and losses are included in the results of operations in our Consolidated Statements of Income and Comprehensive Income.
Use of Estimates

The preparation of financial statements in conformity with GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Our significant estimates include our estimates for sales-related reserves, valuation and impairment of intangibles and goodwill, deferred tax assets and tax liabilities, share-based compensation and estimating the fair value of our contingent consideration in conjunction with the acquisition of both BioVectra and Synacthen, among others.
Reclassifications
Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, dividends payable, accrued liabilities, current and long-term debt and derivatives (primarily associated with the contingent consideration in conjunction with the acquisition of Synacthen). We believe that the fair value of these financial instruments approximate the reported carrying amounts.
Cash Equivalents and Short-Term Investments
We consider highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. We classify available-for-sale debt instruments with maturities at the date of purchase greater than three months as short-term investments.
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in a separate component of shareholders’ equity. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of December 31, 2013 none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the years ended December 31, 2013, 2012 and 2011. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying Consolidated Statements of Income and Comprehensive Income, in Interest and other (expense) income, net.
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
We extend credit to our specialty distributor, which accounts for approximately 95% of our gross product sales and 92% of our accounts receivable. We have not experienced material credit losses on our customer accounts.
The relative share of our accounts receivable and gross product sales are as follows:

	Years Ended December 31,
% of Accounts Receivable	2013	2012
Specialty distributor	92%	100%
Other customers	8%	—%
	100%	100%

	Years Ended December 31,
% of Gross Product Sales	2013	2012	2011
Specialty distributor	95%	100%	100%
Other customers	5%	—%	—%
	100%	100%	100%
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
Goodwill and Intangible Assets
We determine the estimated fair values of goodwill and intangible assets with definite and/or indefinite lives based on valuations performed at the time of their acquisition in accordance with FASB ASC 350. Such valuations utilize forecasted financial information. In addition, certain amounts paid to third parties, such as our In Process R&D asset related to the acquisition of Synacthen, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.
Goodwill and indefinite-lived intangibles are tested for impairment annually and in interim periods if certain events occur indicating the fair value may be below its carrying value using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. We performed our annual goodwill and indefinite-lived impairment assessment as of December 31, 2013, noting no impairment.
Definite lived intangibles are amortized on an accelerated or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows.
We review the carrying value of our definite-lived intangibles and long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. These assets are impaired when undiscounted expected future cash flows are less than the carrying value. Our judgments related to the expected useful lives of definite-lived intangibles and long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic conditions, our ability to successfully launch products, and changes in operating performance. In addition, we regularly evaluate our long-lived assets and may accelerate depreciation over the revised useful life if the asset has limited future value. During the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges for purchased technology and goodwill of $0.7 million, $1.0 million and $0.3 million, respectively.

As this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. We will continue to assess the carrying value of our goodwill, intangible assets and long-lived assets in accordance with applicable accounting guidance.
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
As of December 31, 2013, we have recorded a liability for unrecognized tax benefits of $1.3 million related to various federal and state income tax matters. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. As of December 31, 2013 and 2012, our accrual for interest and penalties on any unrecognized tax benefits was $78,000 and $106,000, respectively. We expect unrecognized tax benefits to decrease by approximately $0.5 million over the next 12 months as a result of the settlement of an IRS examination.
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
In the U.S., our exclusive customer for Acthar is a specialty distributor. For our sales to this specialty distributor, a sale of Acthar occurs when the specialty distributor accepts a shipment of Acthar based on its order of Acthar from our exclusive agent for commercial shipment of Acthar to the specialty distributor. We sell Acthar at a discount from our list price to the specialty distributor, which then sells Acthar primarily to approximately 12 specialty pharmacy companies and many hospitals.
We provide free vials of Acthar, to support a patient assistance program administered by a third party administrator. We do not recognize any revenue or net sales from this program.
Separately, we make charitable contributions, in dollars, to independent third-party charitable organizations which administer co-pay assistance programs.
International sales of our products are immaterial.

Net Sales
The following table sets forth our net sales for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total pharmaceutical gross sales	$825,710	$582,097	$268,827
Sales reserves	64,363	72,805	50,658
Total pharmaceutical net sales	761,347	509,292	218,169
Total contract manufacturing net sales	37,582	—	—
Total net sales	$798,929	$509,292	$218,169
We record net sales after establishing reserves for the following:

i.	Medicaid rebates;

ii.	TRICARE retail program rebates;

iii.	Medicare Part D Coverage Gap Discount Program rebates;

iv.	Chargebacks due to other government programs;

v.	Questcor-sponsored co-pay assistance programs;

vi.	Exchanges, which have historically been immaterial; and

vii.	Other deductions such as payment discounts.
We currently provide our products to Medicaid participants under an agreement with CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit complete rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Health Care Reform Acts.
Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the determination of our reserves for Medicaid rebates and other government program rebates and chargebacks. We believe that the assumptions used to determine these sales reserves are reasonable considering known facts and circumstances. However, our Medicaid rebates and other government program rebates and chargebacks could materially differ from our reserve amounts because of unanticipated changes in prescription trends or patterns in the states' submissions of Medicaid claims, adjustments to the amount of product in the distribution channel, or if our estimates of the number of Medicaid patients with IS, MS, NS and rheumatology related-conditions are incorrect. We have greater visibility on the future submission of Medicaid claims and the amount of product in the distribution channel for Acthar distributed to certain specialty pharmacies than we have with respect to Acthar distributed through other specialty pharmacies. If actual Medicaid rebates, or other government program rebates and chargebacks are materially different from our estimates, we would account for such differences as a change in estimate in the period in which they become known. If actual future payments for such reserves exceed the estimates we made at the time of sale, our consolidated financial position, results of operations and cash flows may be negatively impacted.
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at January 1	$33,921	$29,874	$17,384
Actual Medicaid rebate payments for sales made in prior year	(22,891)	(18,449)	(9,104)
Actual Medicaid rebate payments for sales made in current year	(19,333)	(35,709)	(24,887)
Current Medicaid rebate provision for sales made in prior year	11,500	1,153	8
Current Medicaid rebate provision for sales made in current year	27,784	57,052	46,473
Balance at December 31	$30,981	$33,921	$29,874
Total Sales-related Reserves
At December 31, 2013 and 2012 sales-related reserves included in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Years Ended December 31,
	2013	2012
Medicaid rebates	$30,981	$33,921
Other rebates, chargebacks and discounts	4,389	3,455
Total	$35,370	$37,376
Product Exchanges
Acthar has a shelf life of 18 months from the date of manufacture. We authorize Acthar exchanges for expiring and expired product in accordance with our stated return policy, which allows the specialty distributor we work with to return product within one month of its expiration date and for a period up to three months after such product has reached its expiration date. Product exchanges have been insignificant since we began utilizing the services of a specialty distributor to distribute Acthar.
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
At December 31, 2013, there was $25.8 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units and $20.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.2 years.
Our share-based compensation plans are discussed further in Note 6. Preferred Stock and Shareholders’ Equity.
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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the years ended December 31, 2013, 2012 and 2011 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Years Ended December 31,
	2013	2012	2011
Net income applicable to common shareholders	$292,609	$197,675	$79,591
Shares used in computing net income per share applicable to common shareholders:
Basic	58,616	60,243	62,498
Effect of dilutive potential common shares:
Stock options	2,375	2,744	3,497
Restricted stock	456	58	15
Diluted	61,447	63,045	66,010
Net income per share applicable to common shareholders:
Basic	$4.99	$3.28	$1.27
Diluted	$4.76	$3.14	$1.21
The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the years ended December 31, 2013, 2012 and 2011, as the inclusion of these securities would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock options	448	1,189	82
Restricted stock awards	30	—	—
Basic and diluted net income per share also takes into consideration the two-class method. Under the two-class method, undistributed net income is allocated to common stock and unvested participating securities based on their respective rights to share in dividends. We have determined that restricted stock awards represent participating securities and, therefore, require the use of the two-class method for the calculation of basic and diluted earnings per share. During the year ended December 31, 2013, we issued restricted stock units to certain employees under our 2006 Equity Incentive Plan. Because the holders of the restricted stock units will only receive dividends on restricted stock units that have vested prior to the Company declaring dividends, we have determined that the restricted stock units are non-participating securities and will not be included in our two-class method calculation.
The following table sets forth the calculation of unallocated undistributed earnings, both basic and diluted, using the two-class method for amounts attributable to our common stock and our restricted stock awards (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income applicable to common shareholders	$292,609	$197,675	$79,591
Less: Dividends	66,229	23,682	—
Undistributed earnings	$226,380	$173,993	$79,591

Common stock undistributed earnings	$221,278	$173,325	$79,591
Unvested restricted stock award undistributed earnings	5,102	668	—
Total undistributed earnings	$226,380	$173,993	$79,591
Segment Information
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
Financial Information by Operating Segment. For the years ended December 31, 2013, 2012 and 2011, information regarding our net sales and net income for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the year ended December 31, 2013	$761,347	$39,944	$(2,362)	$798,929
For the year ended December 31, 2012	$509,292	$—	$—	$509,292
For the year ended December 31, 2011	$218,169	$—	$—	$218,169
Net Income
For the year ended December 31, 2013	$293,999	$(158)	$(1,232)	$292,609
For the year ended December 31, 2012	$197,675	$—	$—	$197,675
For the year ended December 31, 2011	$79,591	$—	$—	$79,591
As of December 31, 2013, 2012 and 2011, information regarding total assets for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Total Assets
December 31, 2013	$711,507	$108,510	$(83,663)	$736,354
December 31, 2012	$252,431	$—	$—	$252,431
December 31, 2011	$275,808	$—	$—	$275,808
As of December 31, 2013, 2012 and 2011, information regarding capital expenditures for our operating segments is as follows (in millions):

	Questcor Pharmaceuticals	BioVectra	Intersegment Eliminations	Consolidated
Capital expenditures
December 31, 2013	$1,100	$2,426	$10	$3,536
December 31, 2012	$1,065	$—	$—	$1,065
December 31, 2011	$1,823	$—	$—	$1,823
Geographic Information: The Company's geographic information for net sales to unaffiliated customers is shown below. The basis for determining net sales is the geographic location of the customer (in thousands):

	December 31,
	2013	2012	2011
Net Sales
North America (1)	$778,859	$509,292	$218,169
Europe	13,780	—	—
Asia	6,248	—	—
Other	42	—	—
Total net sales	$798,929	$509,292	$218,169
(1) Predominately located in the United States and Canada.
Subsequent Events
We evaluated subsequent events that have occurred after December 31, 2013, and through the issuance date, and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.
Recent Accounting Pronouncements
 From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. We did not adopt any new accounting pronouncements during the year ended December 31, 2013 that had a material effect on our financial position or results of operations.
2. Acquisitions
Acquisition of Synacthen
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable. Synacthen is a synthetic melanocortin agonist approved in various countries outside of the United States for certain autoimmune and inflammatory conditions. We have implemented a research and development program for Synacthen and intend to seek FDA approval. Synacthen has never been developed or approved for patients in the United States.
Subject to certain closing conditions, we also will acquire from Novartis a license and certain assets to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot in certain countries outside the U.S. for all uses in humans. Subject to certain conditions and limitations, these rights and assets are exclusive, perpetual and irrevocable.
Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75 million are secured by a letter of credit and classified as restricted cash on the Condensed Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million.
As of December 31, 2013, we recorded an asset (because it was determined that the intangible asset has alternative future use) related to the acquisition of Synacthen of $191.5 million and a corresponding liability of $140.1 million. The asset and liability (which was determined to be a derivative) were originally valued using a weighted discounted probability model. The asset is considered to be definite-lived and is amortized over its useful life to research and development expense. The liability is reviewed each reporting period for any changes in the probability assumptions and for changes due to the passage of time.
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
We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next three years. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our Consolidated Balance Sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments are recorded in operating expenses. In 2013, BioVectra met its performance milestones for the year and earned an additional C$5.0 million in consideration.
As of December 31, 2013, due to the financial performance in 2013 and the updated financial projections for 2014 and 2015 for BioVectra, we recorded a change in fair value associated with the contingent consideration. As of December 31, 2013, the estimated value of the contingent consideration of $37.5 million has been recorded as a liability in our condensed consolidated balance sheets ($4.2 million has been recorded as the current portion of the contingent consideration).
For the year ended December 31, 2013, we recorded $0.3 million of acquisition-related expenses associated with the BioVectra acquisition within general and administrative expenses in our Condensed Consolidated Statements of Income and Comprehensive Income.
The acquisition was recorded by allocating the estimated value of consideration paid by us for the BioVectra acquisition to the assets acquired including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date in accordance with the acquisition method of accounting. After assigning the fair value of all assets and liabilities identified, including all identified intangibles, there was excess purchase consideration transferred over the fair value of net assets acquired, resulting in the recognition of goodwill. The transaction resulted in goodwill due to assembled workforce, manufacturing exclusivity, and other synergies. Goodwill recorded in the transaction is not deductible for tax purposes. We have finalized the amounts shown below.
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
The following unaudited pro forma financial information for the years ended December 31, 2013 and 2012 presents the combined results of operations of Questcor and the BioVectra acquisition described above, as if the acquisition had occurred as of January 1 of the year prior to acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had this acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Year Ended December 31,
	2013	2012
Net sales	$800,788	$537,511
Net income	$301,837	$193,389
3. Balance Sheet Details
Inventories
We state inventories, net of allowances, at the lower of cost (first-in, first-to-expire) or market. For our production materials and supplies, work-in-process and finished goods at our contract manufacturer, cost is determined on an average cost basis. Inventories, net of allowances, at December 31, 2013 and 2012 consist of the following (in thousands):

	Years Ended December 31,
	2013	2012
Raw materials	$9,835	$9,271
Work-in-process	2,194	—
Intermediates	1,572	—
Finished goods	4,096	690
	17,697	9,961
Less: Reserve for obsolescence	(1,329)	(52)
	$16,368	$9,909
Included in inventories at December 31, 2013 is $6.7 million held at BioVectra, in Canada.
Property and Equipment
Equipment, building, land and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Equipment (including manufacturing, laboratory and office)	$26,237	$3,466
Building	12,015	—
Land and land improvements	406	—
Leasehold improvements	1,446	1,349
	40,104	4,815
Less accumulated depreciation and amortization	(8,371)	(2,742)
	$31,733	$2,073
Total depreciation and amortization expense amounted to $5.9 million, $0.9 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011 respectively. The increase in depreciation and amortization expense was due to the increase in property, plant and equipment as a result of our acquisition of BioVectra on January 18, 2013. We depreciate our property and equipment and amortize our leasehold improvements using the straight-line method of depreciation. Included in property, plant and equipment at December 31, 2013 is $29.4 million held at BioVectra, in Canada. Included in depreciation and amortization expense for the year ended December 31, 2013 is $5.1 million for assets held at BioVectra, in Canada.
 Long-term Debt
Funded long-term debt
Our subsidiary, BioVectra, has a supply agreement with a customer to supply a pharmaceutical product for a period of 10 years ending in June 2023. Per the supply agreement, BioVectra financed and constructed a facility for the manufacture of the pharmaceutical product to be supplied under the agreement. BioVectra entered into a term loan agreement to finance C$14.8 million of the construction costs of the facility. The term loan has an interest rate of 4%, is due in full by February 2022 and is secured by certain of our BioVectra assets. Under the supply agreement, the customer agreed to reimburse BioVectra (such reimbursement is recorded to net sales) for the quarterly financing payments of C$450,743 during the term of the loan.

December 31, 2013
4% Term Loan, due February 2022, payable in quarterly installments of C$450,743 including principal and interest	$12,090
Less: Current Portion	1,221
Funded long-term debt, less current portion	$10,869
Long-term debt
Our subsidiary, BioVectra, has a 2.85% term loan. The loan is payable monthly and is due April 2016. The loan is secured with BioVectra accounts receivable and inventory.

December 31, 2013
2.85% Term Loan, due April 2016, payable in monthly installments of C$48,170 including principal and interest	$3,573
Less: Current Portion	444
Long-term debt, less current portion	$3,129
Debt maturity schedule

2014	$1,665
2015	1,727
2016	3,994
2017	1,375
2018	1,431
Thereafter	5,471
Total	$15,663

4. Short-Term Investments and Fair Value Measurements
A summary of cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Cash equivalents	$13,351	$—	$—	$13,351
Short-term investments:
Corporate bonds	$45,190	$11	$(14)	$45,187
U.S. Government-sponsored enterprises	14,539	3	(4)	14,538
Municipal bonds	9,438	4	(1)	9,441
	$69,167	$18	$(19)	$69,166
December 31, 2012
Cash equivalents	$7,740	$—	$—	$7,740
Short-term investments:
Certificates of deposit	$720	$2	$—	$722
Corporate Bonds	47,857	29	(8)	47,878
Government-sponsored enterprises	24,699	13	—	24,712
Municipal bonds	1,395	1	(3)	1,393
	$74,671	$45	$(11)	$74,705

Cash proceeds from the sale of our short-term investments are generally reinvested; however, during 2013, we used some of the proceeds to acquire both BioVectra and Synacthen. Cash proceeds are being reinvested since the acquisitions.
The amortized cost and fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,717	$31,721
Due after one through two years	37,450	37,445
Total available-for-sale securities	$69,167	$69,166
As of December 31, 2013, the average contractual maturity of our short-term investments was approximately 13 months.
As of December 31, 2013, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(4)	$9,809	$(10)	$8,932
U.S. Government-sponsored enterprises	—	—	(4)	9,033
Municipal bonds	—	1,336	(1)	1,473
Total	$(4)	$11,145	$(15)	$19,438
The gross unrealized losses reported above for December 31, 2013 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through December 31, 2013. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of December 31, 2013 and 2012, assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$13,351	$5,260	$8,091	$—
Short-term investments	Corporate bonds	45,187	—	45,187	—
Short-term investments	Government-sponsored enterprises	14,538	—	14,538	—
Short-term investments	Municipal bonds	9,441	—	9,441	—
	Total assets	$82,517	$5,260	$77,257	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	$4,238	$—	$—	$4,238
Current liabilities	Current portion of contingent consideration in conjunction with acquisition of Synacthen	25,000	—	—	25,000
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	33,224	—	—	33,224
Non-current liabilities	Contingent consideration in conjunction with acquisition of Synacthen	115,066	—	—	115,066
	Total liabilities	$177,528	$—	$—	$177,528

		December 31, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$7,740	$7,242	$498	$—
Short-term investments	Certificates of deposit	722	—	722	—
Short-term investments	Corporate bonds	47,878	—	47,878	—
Short-term investments	Government-sponsored enterprises	24,712	—	24,712	—
Short-term investments	Municipal bonds	1,393	—	1,393	—
	Total assets	$82,445	$7,242	$75,203	$—
The fair value of contingent consideration in conjunction with both the acquisition of BioVectra and Synacthen were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation technique and related unobservable input for the Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Contingent consideration in conjunction with the acquisition of Bio Vectra estimate	$37,462	Probability weighted discounted future cash flows	Discount rate	5%
Contingent consideration in conjunction with the acquisition of Synacthen estimate	$140,066	Probability weighted discounted future cash flows	Discount rate	5%
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
The following table represents a roll forward of the fair value of Level 3 instruments, comprised solely of the contingent consideration, including the current portion of the contingent consideration:

December 31, 2013
Balance at beginning of period	$—
Amounts acquired or issued	167,046
Change due to compensation expense	1,893
Change due to time value of money	4,528
Change due to foreign currency translation adjustment	(2,368)
Changes in fair value	6,429
Balance at end of period	$177,528
If inputs in our fair value models were to change, resulting in a change in our contingent consideration, we believe such change could result in a material change in our financial position.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). At March 31, 2013, we had determined that the portion of the value of our purchased technology associated with our prior acquisition of Doral was impaired. This determination was based on a signed purchase agreement dated April 30, 2013 for the disposition of Doral. Based on the agreement, we did not recover and therefore wrote off $0.7 million as of March 31, 2013. During the year ended December 31, 2013, we sold the asset for $0.7 million, the residual net book value.
5. Goodwill, Intangibles and Purchased Technology
Goodwill and intangibles acquired in conjunction with the acquisition of BioVectra, consists of the following (in thousands):

December 31, 2013
Acquired intangibles	$33,186
Less accumulated amortization	(3,055)
Acquired intangibles, net	$30,131
Goodwill	$20,464
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$—
Goodwill resulting from the acquisition of BioVectra	21,914
Currency translation	(1,450)
Balance at December 31, 2013	$20,464
The following table provides a rollforward of goodwill by country (in thousands):

	December 31, 2012	Additions from Purchase Accounting	Currency Translation	December 31, 2013
United States	$—	$—	$—	$—
Canada	—	21,914	(1,450)	20,464
Total	$—	$21,914	$(1,450)	$20,464
The following table provides a rollforward of the intangibles (in thousands):

	December 31, 2013
	Gross Book Value	Accumulated Amortization	Currency Translation	Net Book Value
Trademark	$8,151	$—	$(577)	$7,574
Patent	58	(15)	(3)	$40
Contracted customer relationships	17,208	(1,578)	(1,154)	$14,476
Non-contracted customer relationships	10,164	(1,462)	(661)	$8,041
Total acquired intangibles	$35,581	$(3,055)	$(2,395)	$30,131
The following table summarizes the changes in the carrying amount of intangibles (in thousands):

Balance at December 31, 2012	$—
Intangibles resulting from the acquisition of BioVectra	35,581
Amortization expense	(3,055)
Currency translation	(2,395)
Balance at December 31, 2013	$30,131
Amortization expense for BioVectra's intangibles totaled $3.1 million for the year ended December 31, 2013. The estimated annual amortization expense for intangible assets is approximately $3.2 million in 2014, $3.2 million in 2015, $3.1 million in 2016, $2.8 million in 2017, $2.6 million in 2018 and $7.5 million thereafter. Amortizable intangible assets are amortized over 8 to 10 years (9 years average). Customer relationships are amortized on an accelerated basis over their useful lives.
Intangibles acquired in conjunction with the acquisition of Synacthen, consists of the following (in thousands):

	December 31, 2013	December 31, 2012
In process R&D asset	$196,663	$—
Less accumulated amortization	(5,212)	—
In process R&D asset, net	$191,451	$—
Amortization expense for the intangible acquired in conjunction with the acquisition of Synacthen totaled $5.2 million for the year ended December 31, 2013. The estimated annual amortization expense for the intangible asset is approximately $9.8 million in 2014, $9.8 million in 2015, $9.8 million in 2016, $9.8 million in 2017, $9.8 million in 2018 and $142.4 million thereafter. The in process R&D asset will be amortized over 20 years. We believe that this is the appropriate period because of the anticipated 7-8 years of development and the anticipated 11-12 years of patent exclusivity available thereafter.
Purchased technology consisted of our acquisition costs for Doral. Amortization expense for purchased technology totaled $0.8 million (which included an impairment charge of $0.7 million), $1.3 million (which included an impairment charge of $1.0 million), and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, we sold the asset for $0.7 million, the residual net book value.
6. Preferred Stock and Shareholders’ Equity
Preferred Stock
At December 31, 2013 and 2012, we had 5,334,285 shares of Preferred Stock authorized, no par value, and no shares of Preferred Stock were issued and outstanding.
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
During the year ended December 31, 2012, we used $261.8 million of our cash to repurchase 6,759,861 shares of our common stock. During the year ended December 31, 2013, we used $53.1 million of our cash to repurchase 960,000 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 17.0 million shares of our common stock for $363.0 million through December 31, 2013, at an average price of $21.40 per share. As of December 31, 2013, there are approximately 5.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 23.1 million for $393.3 million at an average price of $17.01 per share.
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
The purpose of the ESPP is to provide all of our employees with an opportunity to purchase our common stock through accumulated payroll deductions. Any person who is employed by us on the offering date, for at least 20 hours per week and more than five months in any calendar year, is eligible to participate in the ESPP. Under the ESPP, eligible employees could have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of our common stock. Generally, the purchase price per share at which shares are sold under the ESPP is the lower of 85% of the fair market value of a share of our common stock on the first day of each offering period or 85% of the fair market value of a share of our common stock on the last day of each three month purchase period. During the years ended December 31, 2013, 2012 and 2011, 137,472, 92,030 and 90,650 shares, respectively, had been issued to participants.
 ESPP activity during 2013 was as follows:

	Number of Shares	Weighted- Average Fair Value
Available at December 31, 2012	682,080
Purchases	(137,472)	$29.49
Shares added to the Plan	—
Available at December 31, 2013	544,608
We use the Black-Scholes option–pricing model to estimate the fair value of the option element related to employees’ purchases under the ESPP included in the total share-based compensation expense recorded for the years ended December 31, 2013, 2012 and 2011. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as similar assumptions used to value our stock-based awards.

•	Volatility is based on the historical volatility of our common stock;

•	Interest rate is based on the U.S. Treasury yield;

•	Expected term represents the life of the option element; and

•	Expected dividend yield is based on anticipated future dividends.

	Years Ended December 31,
	2013	2012	2011
Weighted average volatility	52%	110%	53%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.25	0.25	0.25
Expected dividend yield	2.4%	1.4%	—%
Stock Compensation Plans
Stock Options
We have options outstanding to purchase shares of our common stock under the following plans:

•	2006 Equity Incentive Award Plan that provides for the grant of equity incentives to employees, members of our Board of Directors, and consultants;

•	1992 Employee Stock Option Plan that provided for the grant of stock options to employees, members of our Board of Directors, and consultants; and

•	2004 Non-Employee Directors’ Equity Incentive Plan that provides for the grant of equity incentives to non-employee members of our Board of Directors.
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
Our 2004 Non-Employee Directors’ Equity Incentive Plan provides for the granting of 25,000 stock options to purchase common stock upon appointment as a non-employee director and 15,000 stock options each January thereafter for continuing service upon reappointment. Such stock option grants vest over four years. In addition, 10,000 stock options are granted to members of one or more committees of the Board of Directors and an additional 7,500 stock options to the chairs of one or more committees. Such stock option grants are fully vested at the time of grant. As originally approved by shareholders, such option grants had an option exercise price equal to 85% of the fair market value on the date of grant. However, in May 2004, our Board of Directors approved an amendment to the 2004 Non-Employee Directors’ Equity Incentive Plan to provide that all option grants be made at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The maximum term of the stock options granted is 10 years. Under the terms of the 2004 Non- Employee Directors’ Equity Incentive Plan, 1,250,000 shares of our common stock were authorized for grant. In May 2011, with the amendment of the 2006 Equity Incentive Award Plan, we ceased grants under our 2004 Non-Employee Directors' Equity Incentive Plan. All future grants to non-employee directors will be issued under the 2006 Equity Incentive Award Plan out of authorized shares.
During the years ended December 31, 2013, 2012 and 2011, we granted options, including performance-based options, to employees and non-employee directors to purchase approximately 426,896, 2,154,909, and 1,734,100 shares of our common stock, respectively, under the 2006 Equity Incentive Award Plan.
As of December 31, 2013, a total of 2,570,483 shares of common stock were reserved for issuance under both the 2006 Equity Incentive Award Plan and the 2004 Non-Employee Directors’ Equity Incentive Plan. A summary of our stock option activity and related information during 2012 follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2012	6,446,618	$16.52
Granted	426,896	35.66
Exercised	(1,692,920)	9.44
Forfeited or expired	(118,489)	30.16
Outstanding at December 31, 2013	5,062,105	$20.18	6.98	$173,920,567
Options vested and expected to vest at December 31, 2013	4,993,859	$19.99	6.96	$172,493,803
Exercisable at December 31, 2013	3,442,547	$15.02	6.38	$135,750,172
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the stock options at December 31, 2013 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The total intrinsic value of stock options exercised was $74.9 million, $29.9 million and $57.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash received for the exercise of options was $16.0 million for the year ended December 31, 2013.
Restricted Stock Awards
During the years ended December 31, 2013, 2012 and 2011, we granted a total of 829,899, 777,524, and 31,762 shares of restricted common stock (including performance-based awards granted in 2013), respectively, to employees under the 2006 Equity Incentive Award Plan. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years. During the first and second quarter of 2013, we issued 207,250 shares of performance-based restricted stock awards. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone is achieved. At December 31, 2013, we determined achievement of the milestone was reasonably probable and estimable at a level equal to one-third the value and, therefore, recorded an appropriate amount of stock-based compensation expense associated with such grants.
We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $14.6 million (which includes $1.6 million related to the performance-based awards), $1.8 million and $163,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Total fair value of awards vested were $12.7 million, $0.7 million and $115,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was approximately $25.2 million of unamortized compensation cost related to restricted stock awards, which we expect to recognize ratably over the vesting period of four years.
Restricted stock activity during 2013 was as follows:

	Number of Shares	Weighted- Average Fair Value
Non-vested shares at December 31, 2012	789,479	$26.42
Granted	829,899	$34.14
Released	(205,181)	$26.50
Forfeited or expired	(51,033)	$28.34
Non-vested shares at December 31, 2013	1,363,164	$30.99
Restricted Stock Units
During the year ended December 31, 2013, we granted a total of 10,515 shares of restricted share units to certain employees under the 2006 Equity Incentive Award Plan. We did not grant any restricted stock units during the years ended December 31, 2012 and 2011. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.
Expense related to the vesting of restricted stock units was $9,000 for the year ended December 31, 2013. No expense was recorded for the years ended December 31, 2012 and 2011. At December 31, 2013, there was approximately $0.5 million of unamortized compensation cost related to restricted stock units, which we expect to recognize ratably over the vesting period of four years.
Restricted stock unit activity during 2013 was as follows:

	Number of Shares	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	—	$—
Granted	10,515	$51.69
Released	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2013	10,515	$—	2.17	$572,541.75
Vested and expected to vest at December 31, 2013	9,622	$—	2.12	$523,915.46
Exercisable at December 31, 2013	—	$—	0	$—
Fair Value of Stock-Based Awards
The weighted average fair value of equity instruments granted during 2013, 2012 and 2011 was as follows:

	Weighted Average Fair Value
	2013	2012	2011
Stock options	$35.66	$36.16	$16.89
ESPP Purchases	$29.49	$28.91	$14.98
Restricted Stock Awards	$34.14	$26.86	$27.28
Restricted Stock Units	$51.69	$—	$—

At December 31, 2013, there was $25.8 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units and $20.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
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
The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The weighted average assumptions used for the years ended December 31, 2013, 2012 and 2011 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Years Ended December 31,
	2013	2012	2011
Volatility	71%	72%	61%
Interest rate	0.4-0.8	0.3-0.5	0.5-2.4
Forfeiture rate	4.05%	4.99%	7.61%
Expected term (in years)	3.6	3.6	3.4
Expected dividend yield	2.6%	3.2%	—%
Share-based compensation expense related to employees and non-employee members of the Board of Directors has been included in the accompanying Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Selling and marketing	$10,897	$5,360	$4,236
General and administrative	12,302	7,467	1,884
Research and development	5,554	2,965	1,206
Total share-based compensation expense	$28,753	$15,792	$7,326

7. Indemnifications, Commitments and Contingencies
Indemnifications
As permitted under California law and in accordance with our Bylaws, we indemnify our officers and directors and certain of our employees for certain events or occurrences while the officer, director or employee is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2013 and 2012.
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
Leases
We lease office facilities under various operating lease agreements, with remaining terms that extend to 2018. We have also entered into automobile and office equipment leases, with remaining terms that extend to 2017. As of December 31, 2013, we have made approximately $77,000 in cash deposits related to operating leases. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the term. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rent expense on the facilities and equipment during 2013, 2012 and 2011 was $1.2 million, $1.0 million and $1.0 million, respectively.
Future annual minimum payments under operating leases are as follows (in thousands):

Years Ending December 31,
2014	$5,651
2015	4,173
2016	2,123
2017	1,085
2018	291
Thereafter	331
Total	$13,654
 As of December 31, 2013 we leased space in three buildings with lease terms expiring in 2014, 2017 and 2018. We leased land for our BioVectra operations with a lease term expiring in 2051, subject to 10 year revaluation clause based upon comparable land values at the date of revaluation. We have also entered into various office equipment leases and automobile leases, the terms of which are typically three years. Annual rent expense for all of our facilities, equipment and automobile leases for the year ended December 31, 2013 was approximately $4.0 million.
For our U.S. operations, we lease space primarily in these locations:

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

Legal Proceedings
We operate in a highly regulated industry. We are subject to the regulatory authority of the Securities and Exchange Commission, or SEC, the FDA and numerous other federal and state governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies.
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge. Our lawsuit alleges that Kenneth Greathouse breached his fiduciary duties to the Company and that his partners at Glenridge aided and abetted his breach. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We have filed a motion for summary adjudication which seeks to have our agreement with Glenridge declared unenforceable. The motion is based on laws that govern self-dealing transactions. A hearing on this motion is currently scheduled on March 6, 2014.
USAO Investigation
On September 21, 2012, we became aware of an investigation by the United States Attorney's Office, or the USAO, for the Eastern District of Pennsylvania regarding our promotional practices. Following our September 24, 2012 announcement of this investigation, we received a subpoena from the USAO for information relating to our promotional practices. We have been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are also participating in the investigation to review our promotional practices and related matters. We continue to cooperate with the USAO and the SEC with regard to this investigation.
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
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit.
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
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying this action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit.
Retrophin Litigation
In January 2014, Retrophin Inc. filed a lawsuit against us in the United States District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on our acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. Our response to the complaint is due on or before March 6, 2014.
Conclusion

We believe that the probability of unfavorable outcome or loss related to these matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters. However, responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.
 Commitments
During the year ended December 31, 2011, we entered into an agreement with a third party vendor to provide potency and toxicity testing on Acthar prior to releasing the product for commercial distribution. Beginning on January 1, 2012, the agreement provides for a maximum number of tests to be performed each year. Tests performed in excess of the maximum are to be paid on a per test basis. We have been in compliance with the terms of our agreement with this third party vendor.
We have an agreement with BioVectra (our wholly-owned subsidiary, which eliminates upon consolidation) to produce the API used in Acthar. The agreement requires the production of a minimum number of kilograms of the Acthar API during the term. The agreement terminated on December 31, 2007 and was extended in January 2008 through December 2010. During the fiscal year ended December 31, 2010, we entered into a new agreement with BioVectra, which terminates 12 months after written notice by either party. Under the terms of the new agreement, we are obligated to purchase a minimum amount of Acthar API and will not purchase in excess of a certain amount of Acthar API per year. We have been in compliance with the terms of our agreement with BioVectra.
On January 18, 2013, we completed our acquisition of BioVectra Inc. We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next three years. As of December 31, 2013, the estimated value of the contingent consideration of $37.5 million has been recorded as a liability in our condensed consolidated balance sheets ($4.2 million has been recorded as the current portion of the contingent consideration). In 2013, BioVectra met its performance milestone for the year and earned an additional C$5.0 million in consideration.
On June 11, 2013, the Effective Date, we acquired from Novartis a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60 million. We will also be making annual cash payments of $25 million on each of the first, second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75 million are secured by a letter of credit and classified as restricted cash on the Condensed Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million. As of December 31, 2013, we recorded an asset (because it was determined that the intangible asset has alternative future use) related to the acquisition of Synacthen of $191.5 million and a corresponding liability of $140.1 million. The asset and liability (which was determined to be a derivative) were originally valued using a weighted discounted probability model. The asset is considered to be definite-lived and is amortized over its useful life to research and development expense. The liability is reviewed each reporting period for any changes in the probability assumptions and for changes due to the passage of time.
We pay an annual royalty to the prior owner of Acthar equal to 1% of net sales in excess of $10 million. We also incur quarterly payments to Glenridge Pharmaceuticals, LLC under a purported Royalty Agreement and Release equal to three percent 3% of net sales. See above under "Litigation." Royalty expense for the years ended December 31, 2013, 2012 and 2011 was $30.4 million, $20.2 million and $8.5 million, respectively, which is included in Cost of Sales in the accompanying Consolidated Statements of Income and Comprehensive Income.
8. Income Taxes
Income before income taxes is attributed to the following geographic locations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal	$449,285	$297,230	$113,745
Foreign	(9,745)	—	—
Income before income taxes	$439,540	$297,230	$113,745
The Company’s foreign earnings attributable to its foreign operating entities will be permanently reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The determination of the unrecognized deferred tax liability for the temporary differences related to these undistributed earnings is not practicable. At December 31, 2013, the undistributed earnings amount to $1.0 million. In addition, the Company has a provincial tax holiday in Canada that expires on April 1, 2017.
The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$158,914	$97,267	$38,575
State	1,615	2,047	475
Foreign	1,251	—	—
	161,780	99,314	39,050
Deferred:
Federal	(13,026)	344	(4,782)
State	(64)	(103)	(114)
Foreign	(1,759)	—	—
	(14,849)	241	(4,896)
Total income tax expense	$146,931	$99,555	$34,154
A reconciliation between the U.S. statutory tax rate and our effective tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net	0.4%	0.7%	0.2%
Change in valuation allowance	—%	—%	—%
Orphan drug tax credit	—%	—%	(2.1)%
Foreign rate differential	0.7%	—%	—%
Other	(2.7)%	(2.2)%	(3.1)%
Effective tax rate	33.4%	33.5%	30.0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes, as well as net operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,879	$2,117
Research and development credits	68	92
Sales-related reserves	4,656	5,803
Stock-based compensation	12,575	8,006
Intangible asset	1,121	—
Other, net	12,240	2,219
Total deferred tax assets	32,539	18,237
Valuation allowance	(920)	(981)
	31,619	17,256
Deferred tax liabilities:
Capital assets	(10,569)	$—
Net deferred taxes	$21,050	$17,256
 We recognize valuation allowances on deferred tax assets reported if, based on the weight of the evidence, we believe that it is “more likely than not” that some or all of our deferred tax assets will not be realized. We evaluate deferred tax assets quarterly to assess the likelihood of realization, which is ultimately dependent upon our generating future taxable income. Our valuation allowance decreased $61,000 in 2013 and increased $36,000 in 2012 . This allowance was associated with our California net operating losses and research and development tax credits which we do not anticipate to fully utilize and therefore have established a valuation allowance on those deferred tax assets.
At December 31, 2013, we had federal and state net operating loss carryforwards of $2.9 million and $15.3 million, respectively, and California research and development tax credits of $0.1 million, respectively. All federal net operating loss carryforwards are subject to annual limitations as a result of federal ownership change limitations, and will be available from 2013 through 2018, under those limitations. In addition, as of December 31, 2013, the 1994 - 2011 tax years remain subject to examination in the U.S. and various state tax jurisdictions due to net operating losses that are being carried forward. The Company is currently undergoing a Federal exam, however the Company does not believe that such exam will have a material adverse effect on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Balance at beginning of year	$1,223	$1,274
Increase / (decrease) of unrecognized tax benefits taken in prior years	377	(437)
Increase of unrecognized tax benefits related to current year	(319)	386
Balance at end of year	$1,281	$1,223
The unrecognized tax benefits, if recognized in full, would reduce our income tax expense by $1.3 million. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. As of December 31, 2013 and 2012, our accrual for interest and penalties on any unrecognized tax benefits was $78,000 and $106,000, respectively. We expect unrecognized tax benefits to decrease by approximately $0.5 million over the next 12 months as a result of the settlement of an IRS examination.
9. Defined Contribution Plan
We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Participating employees may contribute up to 60% of their eligible compensation up to the annual Internal Revenue Service contribution limit. This plan allows for discretionary contributions by us. Employer matching contributions for the years ended December 31, 2013, 2012 and 2011 were $1.5 million, $1.0 million and $0.3 million, respectively.
10. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2013. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except earnings per share).

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Net sales	$242,881	$236,346	$184,573	$135,129
Cost of sales	20,921	20,034	17,221	16,189
Income tax expense	48,839	45,668	33,969	18,455
Net income	89,981	94,441	69,123	39,064
Comprehensive income	88,430	95,372	67,644	37,870
Net income per share applicable to common shareholders (1):
Basic	$1.51	$1.60	$1.17	$0.68
Diluted	$1.44	$1.52	$1.12	$0.65
Dividend declared per common share	$0.60	$—	$0.25	$0.25

	Quarter Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Net sales	$160,533	$140,339	$112,452	$95,968
Cost of sales	9,157	7,499	6,379	5,520
Income tax expense	32,987	27,836	19,724	19,008
Net income	61,940	55,687	41,505	38,543
Comprehensive income	61,926	55,700	41,491	38,634
Net income per share applicable to common shareholders (1):
Basic	$1.07	$0.95	$0.68	$0.61
Diluted	$1.03	$0.91	$0.65	$0.58
Dividend declared per common share	$0.20	$0.20	$—	$—

(1)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a)(2))
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Additions/ (Deductions) Charged to Income	Deductions and Write-Offs	Balance at End of Period
	(In thousands)
Reserves for uncollectible accounts
December 31, 2013	$—	$475	$—	$475
December 31, 2012	$—	$—	$—	$—
December 31, 2011	$25	$—	$25	$—

Reserves for obsolete and excess inventories
December 31, 2013	$52	$1,329	$52	$1,329
December 31, 2012	$—	$52	$—	$52
December 31, 2011	$158	$—	$158	$—

Sales-related reserves
December 31, 2013	$37,376	$52,129	$54,135	$35,370
December 31, 2012	$34,119	$64,707	$61,450	$37,376
December 31, 2011	$21,511	$50,658	$38,050	$34,119
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

2.2(18)	License Agreement, dated June 11, 2013, by and between Novartis Pharma AG, Novartis AG, Questcor Pharmaceuticals, Inc., and Akasia Limited.

2.3(18)	Asset Purchase Agreement, dated June 11, 2013, by and between Novartis Pharma AG, Novartis AG, Questcor Pharmaceuticals, Inc., and Akasia Limited.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.5(14)	Amended and Restated Bylaws of Questcor Pharmaceuticals, Inc, dated as of October 20, 2009.

10.1(3)	Forms of Incentive Stock Option and Non-statutory Stock Option.

10.2(4)	1992 Employee Stock Option Plan, as amended.**

10.27(5)	2004 Non-Employee Directors' Equity Incentive Plan.**

10.30(6)	Letter Agreement between the Company and Steve Cartt dated March 7, 2005.**

10.31(6)	Letter Agreement between the Company and Steve Cartt dated March 8, 2005.**

10.45(7)	Amended and Restated 2006 Equity Incentive Award Plan.**

10.46(8)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.47(8)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.48(8)	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Award Plan.

10.58(9)	Amended Change of Control Letter Agreement between the Company and Stephen L. Cartt dated February 13, 2007.**

10.63(9)	Change of Control Letter Agreement between the Company and David J. Medeiros dated February 13, 2007.**

10.65(10)	Form of Performance-Based Vesting Stock Option Agreement under the 2006 Equity Incentive Award Plan.

10.66(11)	Severance Agreement between the Company and David J. Medeiros dated July 16, 2007.**

10.68(12)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Director Options.

10.69(12)	Form of Option Agreement under the 2004 Non-Employee Directors’ Equity Incentive Plan for Committee Options.

10.70(6)	Amended and Restated 2003 Employee Stock Purchase Plan.**

10.77(13)	Amended and Restated Employment Agreement between the Company and Don Bailey dated December 19, 2008.**

10.78(13)	Form of 409A Letter Amendment to Officers’ Severance, Change in Control and Employment Agreements.**

10.81(14)	Offer Letter, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 15, 2009.**

10.82(14)	Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Dr. David Young, Pharm.D., Ph.D., dated October 19, 2009.**

10.83(15)	Supply Agreement, dated January 21, 2010, by and between Questcor Pharmaceuticals, Inc. and Cangene bioPharma, Inc.†

10.86(16)	Offer Letter, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.87(16)	Severance Agreement, dated January 3, 2011, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy.**

10.89(17)	Share Purchase Agreement, dated January 2, 2013, by and among the Vendors, BioVectra Inc., Questcor Pharmaceuticals, Inc., 101610 P.E.I. Inc., and Vendors' Representative. †

10.90(19)	Offer Letter, dated January 13, 2014, by and between Questcor Pharmaceuticals, Inc. and Rajesh Asarpota.**

21.1*	Subsidiaries of Registrant.

23.1*	Consent of BDO USA, LLC, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 27, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-51682, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Proxy Statement on Schedule 14A, filed on March 29, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on July 29, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 24, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 15, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 3, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 23, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 10, 2011, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27m 2013, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on July 31, 2013, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company's Current Report on Form 8-K, filed on February 11, 2014, and incorporated herein by reference.

†	The Company has requested confidential treatment with respect to portions of this exhibit.