Form 10-Q
period 2014-03-31
QUESTCOR PHARMACEUTICALS INC
filed 2014-04-29
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
As of March 31, 2014 there were 60,977,015 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$261,102	$175,840
Short-term investments	75,021	69,166
Total cash, cash equivalents and short-term investments	336,123	245,006
Accounts receivable, net of allowances for doubtful accounts of $407 and $475 at March 31, 2014 and December 31, 2013, respectively	97,331	87,069
Inventories, net of allowances of $1,848 and $1,329 at March 31, 2014 and December 31, 2013, respectively	15,197	16,368
Restricted cash - current portion	25,000	25,000
Prepaid expenses and other current assets	8,228	7,124
Deferred tax assets	12,601	16,209
Total current assets	494,480	396,776
Property and equipment, net	31,250	31,733
Goodwill	19,790	20,464
In process R&D asset	188,988	191,451
Intangibles and other non current assets, net	28,350	30,131
Restricted cash	50,000	50,000
Deposits and other assets	128	389
Deferred tax assets	15,410	15,410
Total assets	$828,396	$736,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,219	$14,302
Accrued compensation	14,314	16,489
Sales-related reserves	33,790	35,370
Accrued royalties	35,941	35,163
Dividend payable	18,285	18,093
Current portion of contingent consideration	8,293	4,238
Current portion of in process R&D liability	25,000	25,000
Income taxes payable	22,175	3,693
Current portion of long-term debt	1,627	1,665
Other accrued liabilities	6,400	7,159
Total current liabilities	188,044	161,172
Long-term debt, less current portion	13,124	13,998
Contingent consideration	28,775	33,224
In process R&D liability	116,761	115,066
Non current deferred tax liability	10,221	10,569
Other non current liabilities	2,674	2,961
Total liabilities	359,599	336,990
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 60,977,015 and 60,137,758 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	45,042	30,386
Retained earnings	428,239	372,231
Accumulated other comprehensive (loss) income	(4,484)	(3,253)
Total shareholders’ equity	468,797	399,364
Total liabilities and shareholders’ equity	$828,396	$736,354

See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Pharmaceutical net sales	$209,768	$126,771
Contract manufacturing net sales	17,336	8,358
Total net sales	227,104	135,129
Cost of sales (exclusive of amortization of purchased technology)	21,410	16,189
Gross profit	205,694	118,940
Operating expenses:
Selling and marketing	47,067	35,461
General and administrative	22,627	12,548
Research and development	19,929	10,793
Depreciation and amortization	1,027	1,070
Change in fair value of contingent consideration	2,024	505
Impairment of goodwill and intangibles	—	719
Total operating expenses	92,674	61,096
Income from operations	113,020	57,844
Interest and other income, net	51	163
Foreign currency transaction loss	(154)	(488)
Income before income taxes	112,917	57,519
Income tax expense	38,607	18,455
Net income	$74,310	$39,064
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	6	(5)
Change in foreign currency translation adjustments	$(1,237)	$(1,189)
Comprehensive income	$73,079	$37,870

Net income per share:
Basic	$1.26	$0.68
Diluted	$1.20	$0.65
Shares used in computing net income per share:
Basic	59,141	57,857
Diluted	61,822	60,271

Dividends declared per share of common stock	$0.30	$0.25
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$74,310	$39,064
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	8,696	6,148
Deferred income taxes	3,604	411
Amortization of investments	261	182
Depreciation and amortization	4,823	2,137
Impairment of goodwill and intangibles	—	719
Loss on disposal of property and equipment	—	21
Imputed interest for contingent consideration and in-process R&D	2,024	290
Other compensation expense	514	215
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(8,838)	8,718
Inventories	893	4,637
Prepaid expenses and other current assets	(1,114)	(198)
Accounts payable	6,272	(384)
Accrued compensation	(2,175)	(15,211)
Sales-related reserves	(1,580)	(11,546)
Accrued royalties	778	(21)
Income taxes payable	18,486	5,643
Other accrued liabilities	(837)	559
Other non-current liabilities	(43)	68
Net cash flows provided by operating activities	106,074	41,452
INVESTING ACTIVITIES
Purchase of property and equipment	(2,252)	(562)
Purchase of short-term investments	(21,233)	(33,539)
Proceeds from maturities of short-term investments	15,124	30,038
Acquisition of BioVectra, net of cash acquired	—	(46,692)
Deposits and other assets	437	—
Net cash flows used in investing activities	(7,924)	(50,755)
FINANCING ACTIVITIES
Repayment of funded long-term debt	(291)	(304)
Repayment of other long-term debt	(116)	(119)
Income tax benefit realized from share-based compensation plans	10,025	1,991
Issuance of common stock, net	(4,065)	2,615
Dividends paid	(18,110)	—
Net cash flows (used in) / provided by financing activities	(12,557)	4,183
Effect of cash on changes in exchange rates	(331)	(84)
Increase (decrease) in cash and cash equivalents	85,262	(5,204)
Cash and cash equivalents at beginning of period	175,840	80,608
Cash and cash equivalents at end of period	$261,102	$75,404
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$152	$182

Cash paid for income taxes	$6,205	$9,707
Supplemental Disclosures of Investing and Financing Activities:
Dividend payable	$18,285	$14,751
In conjunction with the acquisition of BioVectra at January 18, 2013:
Incremental fair value of assets acquired, net		$80,698
Less: fair value of contingent consideration		(30,383)
		50,315
Loss on foreign exchange rate		488
Total cash paid for acquisition of BioVectra		$50,803
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2013	60,137,758	$30,386	$372,231	$(3,253)	$399,364
Stock compensation for equity incentives and restricted common stock granted to employees	427,705	8,696			8,696
Issuance of common stock pursuant to employee stock purchase plan	23,314	1,164			1,164
Dividends declared on shares of common stock			(18,302)		(18,302)
Issuance of common stock upon exercise of stock options	545,522	7,026			7,026
Repurchase of common stock	—	—	—	—	—
Cancellation of shares related to tax liability	(157,284)	(12,255)			(12,255)
Income tax benefit realized from share-based compensation plans		10,025			10,025
Comprehensive income (loss):
Net unrealized gain on investments				6	6
Foreign currency translation adjustments				(1,237)	(1,237)
Net income			74,310		74,310
Balances at March 31, 2014	60,977,015	$45,042	$428,239	$(4,484)	$468,797

 See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company
Questcor is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. We also supply specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through our wholly-owned subsidiary, BioVectra Inc. Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 FDA approved indications, we currently generated substantially all of our net sales from the following indications:

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
We continue to explore additional markets for other on-label indications. For example, in late 2013 we initiated a pilot commercialization effort for Acthar for the treatment of respiratory manifestations of symptomatic sarcoidosis. In addition, we are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label that are related to the treatment of other serious, difficult-to-treat autoimmune and inflammatory disorders having high unmet medical need.
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
Merger with Mallinckrodt plc
On April 5, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Mallinckrodt plc, an Irish public limited company (“Mallinckrodt”), and Quincy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mallinckrodt (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Questcor (the “Merger”), with Questcor continuing as the surviving corporation. As a result of the Merger, Questcor will become an indirect wholly owned subsidiary of Mallinckrodt.
The Merger Agreement provides that, upon completion of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger (other than dissenting shares, shares of restricted common stock granted to individuals other than non-employee directors, and common stock owned by Questcor, Mallinckrodt, Merger Sub or any of their respective subsidiaries) will be converted into the right to receive a combination of (1) $30.00 per share of common stock in cash, without interest (the “Cash Consideration”), plus (2) 0.897 validly issued, fully paid and nonassessable Mallinckrodt ordinary shares (the “Stock Consideration,” together with the Cash Consideration, the “Merger Consideration”). The aggregate Merger Consideration consists of approximately 58.9 million Mallinckrodt ordinary shares and $1.875 billion in cash.

The Merger Agreement contains customary representations, warranties and covenants by Questcor, Mallinckrodt, and Merger Sub, including a covenant restricting our ability to pay any further dividends on our common stock during the period between signing of the Merger Agreement and consummation of the Merger, except for a $0.30 per share dividend which has been declared by our Board of Directors and will be paid in July 2014 to shareholders of record as of July 1, 2104.
The Merger Agreement provides that Questcor must pay a termination fee to Mallinckrodt equal to (i) $194,470,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, a competing proposal for Questcor was publicly disclosed and not withdrawn prior to the date of the Questcor shareholder meeting, and Questcor enters into a definitive agreement for a competing proposal that is subsequently consummated, or consummates a competing transaction, in each case, within 12 months following such termination; or (ii) $55,560,000 if the Merger Agreement is terminated by Mallinckrodt or Questcor because the Questcor shareholder approval is not obtained (which would be credited against any Questcor termination fee that subsequently becomes payable as described in clause (i)). In the reciprocal circumstances listed in clause (i) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $131,450,000, and in the reciprocal circumstances listed in clause (ii) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $37,560,000.
The proposed Merger has been unanimously approved by the boards of directors of Questcor and Mallinckrodt, and is supported by the management teams of both companies. We currently expect the Merger to close in the third calendar quarter of 2014, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies and expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.
The proposed Merger has had no effect on the condensed consolidated financial statements except for the related footnote disclosures herein.
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
We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next 3 years. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our Consolidated Balance Sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments will be recorded in operating expenses. Consequently, in 2013, BioVectra met its performance milestones for the year and earned C$5.0 million in consideration. Additionally, financial projections for 2014 and 2015 improved resulting in an increase in the value of the contingent consideration, which was recorded during the fourth quarter of 2013 as a reduction to operating income.

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

The acquisition was recorded by allocating the estimated value of consideration paid by us for the BioVectra acquisition to the assets acquired including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date in accordance with the acquisition method of accounting. After assigning the fair value of all assets and liabilities identified, including all identified intangible, there was excess purchase consideration transferred over the fair value of net assets acquired, resulting in the recognition of goodwill. We have finalized the amounts shown below.

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Questcor and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim financial information have been included.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principals, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Our significant estimates include our estimates for sales-related reserves, valuation and impairment of intangibles and goodwill, deferred tax assets and tax liabilities, share-based compensation and estimating the fair value of our contingent consideration in conjunction with the acquisition of both BioVectra and Synacthen, among others.
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
We currently provide our products to Medicaid participants under an agreement with the Centers for Medicare and Medicaid Services, or CMS. Under this agreement, states are eligible to receive rebates from us for Medicaid patients in accordance with CMS regulations. States have historically provided us with rebate invoices for their Medicaid Fee for Service reimbursements between 60 and 90 days after the end of the calendar quarter in which our products were provided. Certain states are taking longer to submit complete rebate invoices for the Medicaid Managed Care utilization that became rebate eligible on March 23, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act.
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
Total Sales-related Reserves
At March 31, 2014 and December 31, 2013, sales-related reserves included in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2014	December 31, 2013
Medicaid rebates	$29,981	$30,981
Other rebates, chargebacks and discounts	3,809	4,389
Total	$33,790	$35,370
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2014	2013
Balance at January 1	$30,981	$33,921
Actual Medicaid payments for sales made in prior year	(7,586)	(17,712)
Actual Medicaid payments for sales made in current year	—	—
Current Medicaid provision for sales made in prior year	(4,588)	(3)
Current Medicaid provision for sales made in current year	11,174	6,031
Balance at March 31	$29,981	$22,237
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
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning January 1, 2013, all of our non-interest bearing cash balances were insured up to $250,000 per depositor at each financial institution. We did not have any non-interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2014.
We extend credit to our customer, CuraScript SD, which accounts for approximately 93% of our gross product sales and 88% of our accounts receivable. We have not experienced material credit losses on our customer accounts.
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

The components of inventory are as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw material	$8,878	$9,835
Work-in-process	4,559	2,194
Intermediates	1,074	1,572
Finished goods	2,534	4,096
	17,045	17,697
Less: Reserve for obsolescence	(1,848)	(1,329)
	$15,197	$16,368
Included in inventories at March 31, 2014 is $7.8 million held at BioVectra, in Canada.
Property, Plant and Equipment
Equipment, building, land and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2014	December 31, 2013
Equipment (including manufacturing, laboratory and office)	$27,367	$26,237
Building	11,489	12,015
Land and land improvements	393	406
Leasehold improvements	1,514	1,446
	40,763	40,104
Less accumulated depreciation and amortization	(9,513)	(8,371)
	$31,250	$31,733

Total depreciation and amortization expense amounted to $1.6 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase in depreciation and amortization expense was due to an increase in the value of assets held and acquired. We depreciate our property and equipment and amortize our leasehold improvements using the straight-line method of depreciation. Included in property, plant and equipment at March 31, 2014 is $29.0 million held at BioVectra, in Canada.
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
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Condensed Consolidated Statements of Income and Comprehensive Income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of March 31, 2014, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three months ended March 31, 2014 and 2013, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying condensed consolidated statements of income and comprehensive income, in Interest and other income, net.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
March 31, 2014
Cash and cash equivalents	$7,384	$—	$—	$7,384
Short-term investments:
Corporate bonds	48,950	12	(7)	48,955
Government-sponsored enterprises	13,775	8	(15)	13,768
Municipal bonds	12,290	10	(2)	12,298
	$75,015	$30	$(24)	$75,021
December 31, 2013
Cash and cash equivalents	$13,351	$—	$—	$13,351
Short-term investments:
Corporate bonds	45,190	11	(14)	45,187
Government-sponsored enterprises	14,539	3	(4)	14,538
Municipal bonds	9,438	4	(1)	9,441
	$69,167	$18	$(19)	$69,166

The amortized cost and fair value of short-term investment securities at March 31, 2014, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,786	$36,790
Due after one through two years	38,229	38,231
Total short-term investments	$75,015	$75,021

As of March 31, 2014, the average contractual maturity of our short-term investments was approximately 13 months.
As of March 31, 2014, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(3)	$9,952	$(4)	$6,618
Government-sponsored enterprises	—	—	(2)	1,130
Municipal bonds	—	—	(15)	5,234
Total	$(3)	$9,952	$(21)	$12,982

The gross unrealized losses reported above for March 31, 2014 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through March 31, 2014. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments. For the three months ended March 31, 2014, we did not realize any gains or losses.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		March 31, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$7,384	$5,384	$2,000	$—
Short-term investments	Corporate bonds	48,955	—	48,955	—
Short-term investments	Government-sponsored enterprises	13,768	—	13,768	—
Short-term investments	Municipal bonds	12,298	—	12,298	—
	Total assets	$82,405	$5,384	$77,021	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	8,293	—	—	8,293
Current liabilities	Current portion of contingent consideration in conjunction with acquisition of Synacthen	25,000	—	—	25,000
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	28,775	—	—	28,775
Non-current liabilities	Contingent consideration in conjunction with acquisition of Synacthen	116,761	—	—	116,761
	Total liabilities	$178,829	$—	$—	$178,829

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$13,351	$5,260	$8,091	$—
Short-term investments	Corporate bonds	45,187	—	45,187	—
Short-term investments	Government-sponsored enterprises	14,538	—	14,538	—
Short-term investments	Municipal bonds	9,441	—	9,441	—
	Total assets	$82,517	$5,260	$77,257	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	4,238	—	—	4,238
Current liabilities	Current portion of contingent consideration in conjunction with acquisition of Synacthen	25,000	—	—	25,000
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	33,224	—	—	33,224
Non-current liabilities	Contingent consideration in conjunction with acquisition of Synacthen	115,066	—	—	115,066
	Total liabilities	$177,528	$—	$—	$177,528

The fair value of contingent consideration in conjunction with the acquisition of BioVectra and Synacthen was determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation technique and related unobservable input for the Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Contingent consideration in conjunction with the acquisition of Bio Vectra estimate	$37,068	Probability weighted discounted future cash flows	Discount rate	5%
Contingent consideration in conjunction with the acquisition of Synacthen estimate	$141,761	Probability weighted discounted future cash flows	Discount rate	5%
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
The following table represents a roll forward of the fair value of Level 3 instruments, comprised solely of the contingent consideration, including the current portion of the contingent consideration:

March 31, 2014
Balance at beginning of period	$177,528
Amounts acquired or issued	—
Change due to compensation expense	514
Change due to time value of money	2,024
Change due to foreign currency translation adjustment	(1,237)
Changes in fair value	—
Balance at end of period	$178,829

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.
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

March 31, 2014
4% Term Loan, due February 2022, payable in quarterly installments of C$450,743 including principal and interest	$11,401
Less: Current Portion	1,192
Funded long-term debt, less current portion	$10,209
Long-term debt
Our subsidiary, BioVectra, has a 2.85% term loan. The loan is payable monthly and is due April 2016. The loan is secured with BioVectra accounts receivable and inventory.

March 31, 2014
2.85% Term Loan, due April 2016, payable in monthly installments of C$48,170 including principal and interest	$3,350
Less: Current Portion	435
Funded long-term debt, less current portion	$2,915
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

At March 31, 2014, there was $17.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.0 years; and $55.6 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units.
Share-based compensation cost is summarized below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Selling and marketing	$3,117	$2,454
General and administrative	3,835	2,538
Research and development	1,744	1,156
Total	$8,696	$6,148

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three months ended March 31, 2014 and 2013 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2014	2013
Net income applicable to common shareholders	$74,310	$39,064
Shares used in computing net income per share applicable to common shareholders:
Basic	59,141	57,857
Effect of dilutive potential common shares:
Stock options	2,165	2,288
Restricted stock	516	126
Diluted	61,822	60,271
Net income per share applicable to common shareholders:
Basic	$1.26	$0.68
Diluted	$1.20	$0.65

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three months ended March 31, 2014 and 2013 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock options	121	590
Restricted stock awards	68	—
Basic and diluted net income per share also takes into consideration the two-class method. Under the two-class method, undistributed net income is allocated to common stock and unvested participating securities based on their respective rights to share in dividends. We have determined that restricted stock awards represent participating securities and, therefore, require the use of the two-class method for the calculation of basic and diluted earnings per share. During the three months ended March 31, 2014, we issued restricted stock units to certain employees under our 2006 Equity Incentive Plan. Because the holders of the restricted stock units will only receive dividends on restricted stock units that have vested prior to us declaring dividends, we have determined that the restricted stock units are non-participating securities and will not be included in our two-class method calculation.
The following table sets forth the calculation of unallocated undistributed earnings, both basic and diluted, using the two-class method for amounts attributable to our common stock and our restricted stock awards (in thousands):

	Three months ended March 31,
	2014	2013
Net income applicable to common shareholders	$74,310	$39,064
Less: Dividends declared	18,285	14,751
Undistributed earnings	$56,025	$24,313

Common stock undistributed earnings	54,593	23,878
Unvested restricted stock award undistributed earnings	1,432	435
Total undistributed earnings	$56,025	$24,313
Dividend Program
Our Board of Directors has adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per share to all shareholders of record at the close of business on October 31, 2012. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, and in October 2013, we announced a further increase in our quarterly cash dividend to $0.30 per share. Under the terms of the Merger Agreement with Mallinckrodt, we were permitted to pay a quarterly cash dividend of $0.30 per share on April 25, 2014, and we will be permitted to pay only one additional dividend of $0.30 per share (which has been scheduled for payment on July 8, 2014).
Goodwill, Intangibles and Purchased Technology
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
Goodwill and indefinite-lived intangibles are tested for impairment annually and in interim periods if certain events occur indicating the fair value may be below its carrying value using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. We performed our annual goodwill and indefinite-lived impairment assessment as of December 31, 2013, noting no impairment. We continue to believe there is no impairment to our goodwill and indefinite-lived assets as of March 31, 2014.
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
Goodwill and intangibles acquired in conjunction with the acquisition of BioVectra, consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Acquired intangibles	$32,196	$33,186
Less accumulated amortization	(3,846)	(3,055)
Acquired intangibles, net	$28,350	$30,131
Goodwill	$19,790	$20,464

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2013	$20,464
Currency translation	(674)
Balance at March 31, 2014	$19,790
The following table provides a rollforward of goodwill by country (in thousands):

	December 31, 2013	Additions from Purchase Accounting	Currency Translation	March 31, 2014
United States	$—	$—	$—	$—
Canada	20,464	—	(674)	19,790
Total	$20,464	$—	$(674)	$19,790
The following table provides a rollforward of the intangibles (in thousands):

	March 31, 2014
	Gross Book Value	Accumulated Amortization	Currency Translation	Net Book Value
Trademark	$8,151	$—	$(826)	$7,325
Patent	58	(22)	(5)	$31
Contracted customer relationships	17,208	(2,004)	(1,630)	$13,574
Non-contracted customer relationships	10,164	(1,820)	(924)	$7,420
Total acquired intangibles	$35,581	$(3,846)	$(3,385)	$28,350
The following table summarizes the changes in the carrying amount of intangibles (in thousands):

Balance at December 31, 2013	$30,131
Amortization expense	(791)
Currency translation	(990)
Balance at March 31, 2014	$28,350
Amortization expense for BioVectra's intangibles totaled $0.8 million for each of the three months ended March 31, 2014 and 2013. The estimated annual amortization expense for intangible assets is approximately $2.4 million in 2014, $3.2 million in 2015, $3.0 million in 2016, $2.8 million in 2017, $2.6 million in 2018 and $7.3 million thereafter. Amortizable intangible assets are amortized over 8 to 10 years (9 years average). Customer relationships are amortized on an accelerated basis over their useful lives.

Intangibles acquired in conjunction with the acquisition of Synacthen, consists of the following (in thousands):

	March 31, 2014	December 31, 2013
In process R&D asset	$196,663	$196,663
Less accumulated amortization	(7,675)	(5,212)
In process R&D asset, net	$188,988	$191,451
Amortization expense for the intangible acquired in conjunction with the acquisition of Synacthen totaled $2.5 million for the three months ended March 31, 2014. No amortization expense was recorded for the three months ended March 31, 2013. The estimated annual amortization expense for the intangible asset is approximately $7.4 million for the remainder of 2014, $9.8 million in 2015, $9.8 million in 2016, $9.8 million in 2017, $9.8 million in 2018 and $142.3 million thereafter. The in process R&D asset will be amortized over 20 years. We believe that this is the appropriate period because of the anticipated 7-8 years of development and the anticipated 11-12 years of patent exclusivity available thereafter.
Commitments and Contingencies
BioVectra receives funding from the Atlantic Canada Opportunities Agency (“ACOA”) which is contingently repayable on a royalty basis upon sales of commercialized products resulting from 4 projects. In the event that the products are not commercialized under the program or do not continue to generate revenues, the royalty agreement will be terminated without future obligation to BioVectra. Royalties paid under this agreement in the quarter ended March 31, 2014 were immaterial.
On January 18, 2013, we completed our acquisition of BioVectra. We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next 3 years. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our Consolidated Balance Sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments will be recorded in operating expenses. Consequently, in 2013, BioVectra met its performance milestones for the year and earned C$5.0 million in consideration. Additionally, financial projections for 2014 and 2015 improved, which resulted in an increase in the value of the contingent consideration, which was recorded during the fourth quarter of 2013 as a reduction to operating income.
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
Indemnifications
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge. Our lawsuit alleges that Kenneth Greathouse breached his fiduciary duties to the Company and that his partners at Glenridge aided and abetted his breach. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We filed a motion for summary adjudication seeking to declare our agreement with Glenridge unenforceable.  The Court denied it on March 6, 2014, finding that triable issues of fact existed as to whether the Glenridge agreement was enforceable.  Glenridge subsequently filed its own motion for summary judgment that seeks to dismiss Questcor's affirmative claims on the grounds that they are time-barred.  Glenridge's motion will be heard on June 3, 2014.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that we and certain of our officers and directors engaged in various acts to artificially inflate the price of our stock and enable insiders to profit through stock sales. The compliant asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part our motion to dismiss the consolidated amended complaint. On October 29, 2013, we filed an answer to the consolidated amended complaint.
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
Retrophin Litigation
In January 2014, Retrophin Inc. filed a lawsuit against us in the United States District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on our acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. We filed a motion to dismiss the complaint in March 2014. A hearing on the motion is currently scheduled for May 30, 2014.
Putative Class Action Securities Litigation Related to the Merger Since the announcement of the merger agreement on April 7, 2014, Questcor, Mallinckrodt, Merger Sub, and Questcor’s board of directors have been named as defendants in seven putative class and derivative actions on behalf of an alleged class of Questcor stockholders in the Superior Court of California, County of Orange. The complaints allege, inter alia, that the proposed merger between Questcor and Mallinckrodt involves an unfair price, an inadequate sales process, self-dealing, and unreasonable deal protection devices.
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
Financial Information by Operating Segment. For the three months ended March 31, 2014 and 2013, information regarding our net sales and net income for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the three months ended March 31, 2014	$209,768	$17,336	$—	$227,104
For the three months ended March 31, 2013	$126,771	$8,385	$(27)	$135,129
Net Income
For the three months ended March 31, 2014	$70,335	$3,975	$—	$74,310
For the three months ended March 31, 2013	$40,824	$(1,755)	$(5)	$39,064
As of March 31, 2014 and December 31, 2013, information regarding total assets for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Total Assets
March 31, 2014	$802,315	$108,924	$(82,843)	$828,396
December 31, 2013	$711,507	$108,510	$(83,663)	$736,354
As of March 31, 2014 and December 31, 2013, information regarding capital expenditures for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Total Capital Expenditures
March 31, 2014	$192	$2,060	$—	$2,252
December 31, 2013	$1,100	$2,426	$10	$3,536
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
During the three months ended March 31, 2013, we used $29.0 million of our cash to repurchase 798,285 shares of our common stock. During the three months ended March 31, 2014, we did not repurchase any shares of our common stock. Under this share repurchase plan, we have repurchased a total of 17.0 million shares of our common stock for $363.0 million through March 31, 2014, at an average price of $21.40 per share. As of March 31, 2014, there are approximately 5.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 23.1 million for $393.3 million at an average price of $17.01 per share.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 329 on March 31, 2013 to 490 employees on March 31, 2014.
For the three months ended March 31, 2014, we granted options to employees and non-employee directors to purchase 14,150 shares of our common stock at a weighted average exercise price of $54.22 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. For the three months ended March 31, 2013, we granted options to employees and non-employee directors to purchase 202,750 shares of our common stock at a weighted average exercise price of $26.47 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. The total share-based compensation costs for the three months ended March 31, 2014 and 2013 included $2.8 million and $3.4 million, respectively, related to option grants.
For the three months ended March 31, 2014 and 2013, we issued 417,201 and 666,203 restricted stock awards, respectively. For the three months ended March 31, 2014, we issued 141,500 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At March 31, 2014, we estimated an achievement equal to a vesting of 40% of the performance-based restricted stock awards and recorded stock-based compensation expense associated with such grants. For the three months ended March 31, 2013, we issued 194,750 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vested according to the degree at which the performance milestone was achieved. During the first quarter of 2014, we determined that the 2013 performance-based restricted stock awards achieved a performance level equal to one-third vesting. The total share-based compensation costs for the three months ended March 31, 2014 and 2013 included $5.4 million and $2.7 million, respectively, related to restricted stock awards issued in prior periods.
For the three months ended March 31, 2014, we issued 15,825 restricted stock units to certain employees. No restricted stock units were granted for the three months ended March 31, 2013. The total share-based compensation costs for the three months ended March 31, 2014 included $0.1 million related to restricted stock units.
Subsequent Events
On April 5, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Mallinckrodt plc, an Irish public limited company (“Mallinckrodt”), and Quincy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mallinckrodt (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Questcor (the “Merger”), with Questcor continuing as the surviving corporation. As a result of the Merger, Questcor will become an indirect wholly owned subsidiary of Mallinckrodt.
The Merger Agreement provides that, upon completion of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger (other than dissenting shares, shares of restricted common stock granted to individuals other than non-employee directors, and common stock owned by Questcor, Mallinckrodt, Merger Sub or any of their respective subsidiaries) will be converted into the right to receive a combination of (1) $30.00 per share of common stock in cash, without interest (the “Cash Consideration”), plus (2) 0.897 validly issued, fully paid and nonassessable Mallinckrodt ordinary shares (the “Stock Consideration,” together with the Cash Consideration, the “Merger Consideration”). The aggregate Merger Consideration consists of approximately 58.9 million Mallinckrodt ordinary shares and $1.875 billion in cash.
The Merger Agreement contains customary representations, warranties and covenants by Questcor, Mallinckrodt, and Merger Sub, including a covenant restricting our ability to pay any further dividends on our common stock during the period between signing of the Merger Agreement and consummation of the Merger, except for the $0.30 per share dividend which was paid on April 25, 2014 and a $0.30 per share dividend which has been declared by our Board of Directors and will be paid on July 8, 2014 to shareholders of record as of July 1, 2014.
The Merger Agreement provides that Questcor must pay a termination fee to Mallinckrodt equal to (i) $194,470,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, a competing proposal for Questcor was publicly disclosed and not withdrawn prior to the date of the Questcor shareholder meeting, and Questcor enters into a definitive agreement for a competing proposal that is subsequently consummated, or consummates a competing transaction, in each case, within 12 months following such termination; or (ii) $55,560,000 if the Merger Agreement is terminated by Mallinckrodt or Questcor because the Questcor shareholder approval is not obtained (which would be credited against any Questcor termination fee that subsequently becomes payable as described in clause (i)). In the reciprocal circumstances listed in clause (i) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $131,450,000, and in the reciprocal circumstances listed in clause (ii) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $37,560,000.
The proposed Merger has been unanimously approved by the boards of directors of Questcor and Mallinckrodt, and is supported by the management teams of both companies. We currently expect the Merger to close in the third calendar quarter of 2014, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies and expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.
Litigation Related to the Merger
Since the announcement of the Merger on April 7, 2014, six putative class actions and one shareholder derivative action have been filed on behalf of alleged Questcor shareholders and/or Questcor itself in the Superior Court of the State of California, County of Orange, under the following captions: Hansen v. Virgil D. Thompson, et al., Case No. 30-2014-00716108-CU-SL-CXC, filed April 7, 2014; Heng v. Questcor Pharmaceuticals, Inc., et al., Case No. 30-2014-00716117-CU-BT-CXC, filed April 8, 2014; Buck v. Questcor Pharmaceuticals, Inc., et al., Case No. 30-2014-00716694-CU-SL-CXC, filed April 10, 2014; Ellerback v. Questcor Pharmaceuticals, Inc., et al., Case No. 30-2014-00717130-CU-SL-CXC, filed April 11, 2014; Yokem v. Questcor Pharmaceuticals, Inc., et al., Case No. 30-2014-00717153-CU-SL-CXC, filed April 11, 2014; Richter v. Questcor Pharmaceuticals, Inc., et al., Case No. 30-2014-00716761-CU-SL-CXC, filed April 11, 2014; and Tramantano v. Questcor Pharmaceuticals, Inc., et al., Case No. 30-2014-00716638-CU-BT-CXC, filed April 15, 2014 (the “Complaints”).
The Complaints name as defendants Questcor, members of Questcor’s board of directors, Mallinckrodt, and Merger Sub.  The plaintiffs allege that the board of directors breached their fiduciary duties to Questcor’s shareholders in connection with the proposed merger and that Questcor, Mallinckrodt and Merger Sub aided and abetted the directors’ breaches of fiduciary duties.  The Complaints claim that the proposed merger between Questcor and Mallinckrodt involves an unfair price, an inadequate sales process, self-dealing, and unreasonable deal protection devices.  The Complaints seek injunctive relief, including to enjoin or rescind the merger, and an award of other unspecified attorney’s and other fees and costs, in addition to other relief.
On April 9 and 15, 2014, a law firm sent substantially identical letters to Questcor’s board of directors, purportedly on behalf of two Questcor shareholders (the “Demand Letters”).  The Demand Letters request that the board take certain actions in connection with the Merger, and indicate that in the event that the board does not take such actions, the shareholders will file a lawsuit seeking the same relief sought in the Complaints.  We believe that the Complaints have no merit and intend to defend vigorously against them.
We evaluated subsequent events that have occurred after March 31, 2014, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that Annual Report, as well as factors discussed in any documents incorporated by reference therein.

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
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this Form 10-Q is presented on a consolidated basis.
Questcor Pharmaceutical Segment
Our primary product is H.P. Acthar® Gel (repository corticotropin injection), or Acthar, an injectable drug that is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of 19 indications. Of these 19 indications, we currently generated substantially all of our pharmaceutical net sales from the use of Acthar in connection with the following indications:

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
Our primary corporate objectives for 2014 are to continue to create shareholder value by:

•	continuing the commercial growth of our existing business,

•	pursuing our efforts to grow the body of evidence for Acthar, and

•	assessing various strategic opportunities.
To assist with maximizing our strategic options, our Board has established two committees: a Science Committee and a Strategic Advisory Committee. The committees will assist management and the Board in its ongoing assessment and development of potential strategies to supplement our strong sales growth, both organically through internal research and development activities and potentially through external strategic activity.
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
We acquired 100% of the issued and outstanding shares of BioVectra for $50.3 million utilizing cash on hand. The former shareholders of BioVectra could receive additional cash consideration of up to C$50.0 million based on BioVectra's financial results over the next 3 years. Contingent consideration in conjunction with the acquisition of BioVectra of $30.4 million was recorded on our condensed consolidated balance sheet at the acquisition date. Any differences between our estimate and actual payments or subsequent adjustments will be recorded in operating expenses. Consequently, in 2013, BioVectra met its performance milestones for the year and earned an additional C$5.0 million in consideration. Additionally, financial projections for 2014 and 2015 improved resulting in an increase in the value of the contingent consideration, which was recorded during the fourth quarter of 2013 as a reduction to operating income.
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
Recent Developments
On April 5, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Mallinckrodt plc, an Irish public limited company (“Mallinckrodt”), and Quincy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mallinckrodt (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Questcor (the “Merger”), with Questcor continuing as the surviving corporation. As a result of the Merger, Questcor will become an indirect wholly owned subsidiary of Mallinckrodt.
The Merger Agreement provides that, upon completion of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger (other than dissenting shares, shares of restricted common stock granted to individuals other than non-employee directors, and common stock owned by Questcor, Mallinckrodt, Merger Sub or any of their respective subsidiaries) will be converted into the right to receive a combination of (1) $30.00 per share of common stock in cash, without interest (the “Cash Consideration”), plus (2) 0.897 validly issued, fully paid and nonassessable Mallinckrodt ordinary shares (the “Stock Consideration,” together with the Cash Consideration, the “Merger Consideration”). The aggregate Merger Consideration consists of approximately 58.9 million Mallinckrodt ordinary shares and $1.875 billion in cash.
The Merger Agreement contains customary representations, warranties and covenants by Questcor, Mallinckrodt, and Merger Sub, including a covenant restricting our ability to pay any further dividends on our common stock during the period between signing of the Merger Agreement and consummation of the Merger, except for a $0.30 per share dividend which has been declared by our Board of Directors and will be paid in July 2014 to shareholders of record as of July 1, 2104.
The Merger Agreement provides that Questcor must pay a termination fee to Mallinckrodt equal to (i) $194,470,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, a competing proposal for Questcor was publicly disclosed and not withdrawn prior to the date of the Questcor shareholder meeting, and Questcor enters into a definitive agreement for a competing proposal that is subsequently consummated, or consummates a competing transaction, in each case, within 12 months following such termination; or (ii) $55,560,000 if the Merger Agreement is terminated by Mallinckrodt or Questcor because the Questcor shareholder approval is not obtained (which would be credited against any Questcor termination fee that subsequently becomes payable as described in clause (i)). In the reciprocal circumstances listed in clause (i) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $131,450,000, and in the reciprocal circumstances listed in clause (ii) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $37,560,000.
The proposed Merger has been unanimously approved by the boards of directors of Questcor and Mallinckrodt, and is supported by the management teams of both companies. We currently expect the Merger to close in the third calendar quarter of 2014, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies and expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Results of Operations
Three months ended March 31, 2014 compared to the three months ended March 31, 2013:
Recorded Net Sales

	Three Months Ended		Increase	% Change
	March 31,
	2014	2013
	(in $000’s)
Total pharmaceutical gross sales	$221,414	$137,378	$84,036	61%
Sales reserves	11,646	10,607	1,039	10%
Total pharmaceutical net sales	209,768	126,771	82,997	65%
Total contract manufacturing net sales	17,336	8,358	8,978	107%
Total net sales	$227,104	$135,129	$91,975	68%

Net sales for the three months ended March 31, 2014 and 2013 were derived from pharmaceutical net sales and contract manufacturing net sales. Pharmaceutical net sales are comprised primarily of net sales of Acthar, while contract manufacturing net sales are comprised of sales from BioVectra. Net sales of Acthar for the three months ended March 31, 2014 increased 66% to $209.8 million as compared to $126.7 million during the same period in 2013. Net sales from our contract manufacturing increased 107% to $17.3 million as compared to $8.4 million during the same period in 2013.
The growth in our pharmaceutical net sales resulted primarily from increased vial demand from our specialty distributor for Acthar, a reduction in our sales related reserves and an increase in our selling price. We shipped 7,080 vials for the three months ended March 31, 2014 as compared to 4,830 vials shipped for the three months ended March 31, 2013. While we do not receive complete information regarding prescriptions by therapeutic area, we believe increased demand resulted from our entry into the rheumatology field in the second half of 2012 and the expansion of our Rheumatology Sales Force in early 2013.
In addition to the increase in vial demand, the increase in our pharmaceutical net sales was also attributable to the reduction in our sales related reserves as a percentage of sales. Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical sales in the calculation of net sales. The decrease in the sales related reserves are due to reduction in the Medicaid rebate rate and the change in our business mix. First, for the three months ended March 31, 2014, the Medicaid rebate amount for Acthar was lower than for the corresponding quarter in 2013. During the first quarter of 2013, the Medicaid rebate amount for Acthar was reset in the Medicaid system from 100% of the AMP of Acthar to the basic rebate amount of 23.1% of AMP. Second, our business mix across therapeutic areas affects our provision for Medicaid rebates since the percentage of patients that are enrolled in Medicaid varies by therapeutic area. Specifically, a lower percentage of adults are enrolled in Medicaid than are infants. As such, growth in our non-IS sales relative to IS sales has resulted in an overall lower percentage of sales being attributable to patients enrolled in Medicaid. For the three months ended March 31, 2014, we recorded a provision of 4.9% of our gross revenue for sales-related reserves, a decrease from the 7.3% in the three months ended March 31, 2013.
Lastly, we believe that the increase in our pharmaceutical net sales is due to the increase in the selling price of Acthar. The price of Acthar was increased by 5% in both June 2013 and January 2014.
We believe that over half of our growth in net sales of Acthar from the three months ended March 31, 2013 to the three months ended March 31, 2014 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in the percentage of our product sales that are not subject to Medicaid rebates as described above, as well as increased product pricing. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
Net contract manufacturing sales from BioVectra for the three months ended March 31, 2014 were $17.3 million (representing 7.6% of total net sales), as compared to $8.4 million (representing 6.2% of total net sales) for the three months ended March 31, 2013. The increase in net contract manufacturing sales was due primarily to the growth in BioVectra's custom business during the quarter, including the production of commercial product for one of our largest customers.
Acthar orders may be affected by several factors, including inventory levels at specialty and hospital pharmacies, greater use of patient assistance programs, the overall pattern of usage by the health care community, including Medicaid and government-supported entities, the use of alternative therapies, and the reimbursement policies of insurance companies. Our specialty distributor ships Acthar to specialty pharmacies and hospitals to meet end user demand. We track Acthar shipments to our distributor daily, but those shipments vary compared to end user demand and because of changes in inventory levels at specialty pharmacies and hospitals. As a result of the variation in order patterns, in channel inventory levels may be positively or negatively affected. We believe that channel inventory was within the normal historic range for the quarter ended March 31, 2014.

Cost of Sales and Gross Profit

	Three months ended March 31,
	2014	2013
	(in $000’s)
Pharmaceutical cost of sales	$12,315	$8,036
Contract manufacturing cost of sales	9,095	8,153
Total cost of sales	$21,410	$16,189

Pharmaceutical gross profit	$197,453	$118,735
Contract manufacturing gross profit	8,241	205
Total gross profit	$205,694	$118,940

Pharmaceutical gross margin	94%	94%
Contract manufacturing gross margin	48%	3%
Total gross margin	91%	88%

Cost of sales was $21.4 million for the three months ended March 31, 2014, as compared to $16.2 million for the three months ended March 31, 2013. Our gross margin and gross profit was 91%, or $205.7 million, respectively, for the three months ended March 31, 2014, as compared to 88%, or $118.9 million, respectively, for the three months ended March 31, 2013.
Cost of sales for the three months ended March 31, 2014 primarily included costs associated with the sale of Acthar ($12.3 million or 58% of the total cost of sales) and costs associated with our manufacturing activity at BioVectra ($9.1 million or 42% of the total cost of sales). Costs of sales for the three months ended March 31, 2013 primarily included costs associated with the sale of Acthar ($8.0 million or 50% of total cost of sales) and costs associated with our manufacturing activity at BioVectra ($8.2 million or 50% of total cost of sales). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
The increase in gross profit dollars is due to continued growth in vials sold for all of our indications. The increase in cost of sales was primarily due to an increase in royalties on Acthar net sales and the increase in costs associated with the distribution of Acthar, including our hub reimbursement support center.
The increase in the overall gross margin quarter over quarter is due to higher profit margins realized at our contract manufacturer, coupled with unexpected manufacturing costs for additional external testing and additional repair and maintenance costs on a new production plant experienced in 2013.
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
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2014	2013
	(in $000’s)
Selling and marketing expense	$47,067	$35,461	$11,606	33%

Selling and marketing expenses were $47.1 million for the three months ended March 31, 2014, as compared to $35.5 million for the three months ended March 31, 2013. The increase of $11.6 million in 2014 as compared to 2013 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing efforts. We include in sales and marketing expenses headcount-related costs, including share-based compensation costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2014	2013
	(in $000’s)
General and administrative expense	$22,627	$12,548	$10,079	80%

General and administrative expenses were $22.6 million for the three months ended March 31, 2014, as compared to $12.5 million for the three months ended March 31, 2013. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $10.1 million in 2014 as compared to 2013 is due primarily to increased headcount and headcount-related costs to support our growth, and increased legal costs.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2014	2013
	(in $000’s)
Research and development	$19,929	$10,793	$9,136	85%

Research and development expenses were $19.9 million in the three months ended March 31, 2014, as compared to $10.8 million for the three months ended March 31, 2013. The increase of $9.1 million in research and development expenses for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to increases in headcount and headcount-related costs.
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

For the three months ended March 31, 2014, approximately 4% of our research and development expenditures were for regulatory costs, 59% was spent on product development costs, 25% of our research and development expenditures were for medical affairs costs, and approximately 12% was spent on manufacturing costs.
For the three months ended March 31, 2013, approximately 4% of our research and development expenditures were for regulatory costs, 41% was spent on product development costs, 43% of our research and development expenditures were for medical affairs costs, and approximately 12% was spent on manufacturing costs.
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
Share-based compensation costs. Total share-based compensation costs for the three months ended March 31, 2014 and 2013 were $8.7 million and $6.1 million, respectively.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees from 329 on March 31, 2013 to 490 employees on March 31, 2014.
For the three months ended March 31, 2014, we granted options to employees and non-employee directors to purchase 14,150 shares of our common stock at a weighted average exercise price of $54.22 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. For the three months ended March 31, 2013, we granted options to employees and non-employee directors to purchase 202,750 shares of our common stock at a weighted average exercise price of $26.47 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. The total share-based compensation costs for the three months ended March 31, 2014 and 2013 included $2.8 million and $3.4 million, respectively, related to option grants.
For the three months ended March 31, 2014 and 2013, we issued 417,201 and 666,203 restricted stock awards, respectively. For the three months ended March 31, 2014, we issued 141,500 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At March 31, 2014, we estimated an achievement equal to a vesting of 40% of the performance-based restricted stock awards and recorded stock-based compensation expense associated with such grants. For the three months ended March 31, 2013, we issued 194,750 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vested according to the degree at which the performance milestone was achieved. During the first quarter of 2014, we determined that the 2013 performance-based restricted stock awards achieved a performance level equal to one-third vesting. The total share-based compensation costs for the three months ended March 31, 2014 and 2013 included $5.4 million and $2.7 million, respectively, related to restricted stock awards issued in prior periods.
For the three months ended March 31, 2014, we issued 15,825 restricted stock units to certain employees. No restricted stock units were granted for the three months ended March 31, 2013. The total share-based compensation costs for the three months ended March 31, 2014 included $0.1 million related to restricted stock units.

The following table sets forth our share-based compensation costs for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Selling and marketing	$3,117	$2,454
General and administrative	3,835	2,538
Research and development	1,744	1,156
Total	$8,696	$6,148

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2014 was $1.0 million, as compared to $1.1 million for the three months ended March 31, 2013.

Income tax expense. Income tax expense for the three months ended March 31, 2014 was $38.6 million, as compared to $18.5 million for the three months ended March 31, 2013. The increase in income tax expense of $20.1 million in 2014 as compared to 2013 was primarily due to the increase in income before income taxes. Our foreign earnings attributable to the BioVectra acquisition will be permanently reinvested in such foreign jurisdiction and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.
Liquidity and Capital Resources
Cash and cash equivalents, short term investments and working capital as of March 31, 2014 and December 31, 2013 were as follows (in thousands):
Financial Assets:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$261,102	$175,840
Short term investments	75,021	69,166
Cash, cash equivalents and short term investments	$336,123	$245,006

Select measures of liquidity and capital resources:

	March 31, 2014	December 31, 2013
Current assets	$494,480	$396,776
Current liabilities	188,044	161,172
Working Capital	$306,436	$235,604
Current ratio	2.63	2.46
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
The increase in cash, cash equivalents and short-term investments from December 31, 2013 to March 31, 2014 was primarily due to the increase in the related cash generated from operations. The increase in our working capital was primarily due to increases in our overall cash position, accounts receivable, offset primarily by an increase in income taxes payable due to continued growth in income before income taxes.
Our collection terms on our accounts receivable relating to sales of Acthar to our specialty distributor are net 30 days. Our specialty distributor represents approximately 88% of our accounts receivable and 93% of our net sales.

We expect continued growth in our research and development expenses. However, we anticipate that cash generated from operations and our existing cash, cash equivalents and short-term investments should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Cash Flows
Change in cash and cash equivalents:

	Three Months Ended		Increase/ (Decrease)
	March 31,
(in $000's)	2014	2013
Net cash flows provided by operating activities	$106,074	$41,452	$64,622
Net cash flows provided by investing activities	(7,924)	(50,755)	42,831
Net cash flows used in financing activities	(12,557)	4,183	(16,740)
Impact of exchange rates on cash flows	(331)	(84)	(247)
Net change in cash and cash equivalents	$85,262	$(5,204)	$90,466

Operating Activities
The components of cash flows from operating activities, as reported on our condensed consolidated statement of cash flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, impairment of purchased intangibles and goodwill, loss on disposal of property and equipment, change in fair value of contingent consideration, imputed interest on contingent consideration and other compensation expense was $94.2 million and $49.2 million for the three months ended March 31, 2014 and 2013, respectively.

•
Net cash inflow due to changes in operating assets and liabilities was $11.8 million for the three months ended March 31, 2014 compared to the net cash outflow of $7.7 million for the three months ended March 31, 2013. The $11.8 million change in operating assets and liabilities primarily relates an increase in income taxes payable of $18.5 million as a result of continued growth in our income before income taxes, offset by a decrease in accrued compensation of $2.2 million as a result of the 2013 corporate bonus pool payout during the quarter, a decrease in sales related reserves of $1.6 million due to the favorable change in our Medicaid rebate rate, and an increase in our accounts receivable of $8.8 million due to principally to an increase in our selling price of 5% taken in January 2014.

Investing Activities
The components of cash flows from investing activities consisted primarily of the following:

•	Purchases of property and equipment of $2.3 million;

•	Purchases of short term investments of $21.2 million; and

•	Maturities of short term investments of $15.1 million.
Financing Activities
Net cash flows from financing activities consist primarily of the following:

•	the income tax benefit realized on our share-based compensation plans of $10.0 million; offset by

•	the net cash outflow from the vesting of restricted stock awards whereby the Company has repurchased shares equivalent to the amount due for taxes of $4.1 million; and

•	the dividends paid during the quarter in the amount of $18.1 million.

We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 23.1 million shares of our common stock under our stock repurchase plan for $393.3 million through March 31, 2014, at an average price of $17.01 per share. As of March 31, 2014, there are 5.3 million shares authorized remaining under our stock repurchase plan.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge. Our lawsuit alleges that Kenneth Greathouse breached his fiduciary duties to the Company and that his partners at Glenridge aided and abetted his breach. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We filed a motion for summary adjudication seeking to declare our agreement with Glenridge unenforceable.  The Court denied it on March 6, 2014, finding that triable issues of fact existed as to whether the Glenridge agreement was enforceable.  Glenridge subsequently filed its own motion for summary judgment that seeks to dismiss Questcor's affirmative claims on the grounds that they are time-barred.  Glenridge's motion will be heard on June 3, 2014.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that we and certain of our officers and directors engaged in various acts to artificially inflate the price of our stock and enable insiders to profit through stock sales. The complaint generally asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part our motion to dismiss the consolidated amended complaint. On October 29, 2013, we filed an answer to the consolidated amended complaint.
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
Retrophin Litigation
In January 2014, Retrophin Inc. filed a lawsuit against us in the United States District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on our acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. We filed a motion to dismiss the complaint in March 2014. A hearing on the motion is currently scheduled on May 30, 2014.
Putative Class Action Securities Litigation Related to the Merger Since the announcement of the merger agreement on April 7, 2014, Questcor, Mallinckrodt, Merger Sub, and Questcor’s board of directors have been named as defendants in seven putative class and derivative actions on behalf of an alleged class of Questcor stockholders in the Superior Court of California, County of Orange. The complaints allege, inter alia, that the proposed merger between Questcor and Mallinckrodt involves an unfair price, an inadequate sales process, self-dealing, and unreasonable deal protection devices.
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
You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 26, 2014, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as provided below, there have been no material changes in our risk factors from those disclosed in the report listed above.
Risk Factors Relating to the Merger
The Stock Consideration and the Cash Consideration will not be adjusted in the event of any change in the stock prices of either Mallinckrodt or Questcor.

Upon the consummation of the Merger, each share of our common stock, no par value, issued and outstanding immediately prior to the Merger (other than dissenting shares, shares of restricted common stock granted to individuals other than non-employee directors, and common stock owned by Questcor, Mallinckrodt, Merger Sub or any of their respective subsidiaries) will be converted into the right to receive a combination of (1) $30.00 per share of Company common stock in cash, without interest, plus (2) 0.897 validly issued, fully paid and nonassessable Mallinckrodt ordinary shares. The Stock Consideration of 0.897 and Cash Consideration will not be adjusted for changes in the market prices of either shares of Mallinckrodt ordinary shares or shares of our common stock. Changes in the market price of shares of Mallinckrodt ordinary shares prior to the Merger will affect the market value of the Merger Consideration that our shareholders will receive on the closing date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Mallinckrodt and Questcor), including the following factors:

•	market reaction to the announcement of the Merger;

•	changes in the respective businesses, operations, assets, liabilities and prospects of Mallinckrodt and Questcor;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company following consummation of the Merger;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of Mallinckrodt ordinary shares and our common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Mallinckrodt and Questcor operate; and

•	other factors beyond the control of Mallinckrodt and Questcor, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of Mallinckrodt ordinary shares at the closing of the Merger may vary from the price of such shares on the date the Merger Agreement was executed, on the date of this Quarterly Report on Form 10-Q and on the date of the special meetings of Mallinckrodt and Questcor. As a result, the market value of the Merger Consideration represented by the Stock Consideration will also vary.
 Because the Merger will be completed after the date of our special meeting, at the time of the special meeting, our shareholders will not know the exact market value of the shares of Mallinckrodt ordinary shares that they will receive upon completion of the Merger. You should consider the following two risks:

•
If the market price of Mallinckrodt ordinary shares increases between the date the Merger Agreement was signed or the date of the Mallinckrodt and Questcor special meetings and the closing of the Merger, our shareholders will receive Mallinckrodt ordinary shares that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the Stock Consideration on the date the Merger Agreement was signed or on the date of the special meetings, respectively.

•
If the market price of Mallinckrodt ordinary shares declines between the date the Merger Agreement was signed or the date of the Mallinckrodt and Questcor special meetings and the closing of the Merger, our shareholders will receive Mallinckrodt ordinary shares that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the Stock Consideration on the date the Merger Agreement was signed or on the date of the special meetings, respectively.

Therefore, while the number of Mallinckrodt ordinary shares to be issued per share of our common stock is fixed, our shareholders cannot be sure of the market value of the Merger Consideration they will receive upon completion of the Merger.
Mallinckrodt and Questcor shareholders will be diluted by the Merger.
The Merger will dilute the ownership position of Mallinckrodt shareholders and result in our shareholders having an ownership stake in the combined company that is smaller than their current stake in Questcor. Upon completion of the Merger, Mallinckrodt shareholders will own approximately 50.5% and former Questcor shareholders will own approximately 49.5% of the combined company’s stock. Consequently, our shareholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the Merger than they currently exercise over the management and policies of Questcor.
Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of Questcor.
If the Merger is not completed, the ongoing business of Questcor could be adversely affected and Questcor will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•
Questcor being required to pay to Mallinckrodt a termination fee of approximately $194.5 million under certain circumstances specified in the Merger Agreement or approximately $55.6 million if the Merger Agreement is terminated as a result of the Questcor shareholders not approving the Merger;

•	Questcor having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of Questcor management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect the business, financial results and stock prices of Questcor.
The pendency of the Merger could adversely affect the business and operations of Questcor.
Prior to the effective time of the Merger, some customers of Questcor may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of Questcor, regardless of whether the Merger is completed. Similarly, current and prospective employees of Questcor may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect the ability of Questcor to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, Questcor may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of Questcor or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions, subject to limited exceptions necessary to comply with the duties of our Board of Directors, that, among other things, restrict the ability of Questcor to solicit, initiate or knowingly encourage or knowingly facilitate (including by way of furnishing information), or engage in discussions or negotiations regarding, any inquiry, proposal or offer, or the making, submission or announcement of any inquiry, proposal or offer (including any inquiry, proposal or offer to its shareholders) which constitutes or would be reasonably expected to lead to a proposal to acquire beneficial ownership of at least twenty percent (20%) of the assets of, equity interest in, or businesses of Questcor. Prior to receiving Questcor shareholder approval of the Merger, Questcor may engage in discussions or negotiations with a third party after receiving an unsolicited written proposal if our Board of Directors determines in good faith after consultation with our outside legal and financial advisors that the unsolicited proposal would result in a more favorable proposal to the Questcor shareholders from a financial point of view than the Merger, taking into account all relevant factors (such proposal, a “superior proposal”). Once a third party proposal is received, Questcor must notify Mallinckrodt within 24 hours following receipt of the proposal and keep Mallinckrodt informed of the status and terms of the proposal. In response to such a proposal, Questcor may, under certain circumstances, withdraw or modify its recommendation to Questcor shareholders with respect to the Merger, if our Board of Directors has determined in good faith after consultation with our outside legal counsel that (i) the competing proposal is a superior proposal and (ii) failure to take such action would constitute a breach of the duties of the members of the Board of Directors under applicable laws. In such a case, Questcor would be required to pay to Mallinckrodt a termination fee of approximately $194.5 million
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Questcor from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

Completion of the Merger is subject to various conditions, including the approval of the shareholders of Questcor and Mallinckrodt and the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Completion of the Merger remains subject to the approval of the shareholders of Questcor and Mallinckrodt and the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Each party’s obligation to consummate the Merger is also subject to the absence of a material adverse effect on the other party, the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including customary covenants regarding operation of the business of each party prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed.

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

QUESTCOR PHARMACEUTICALS, INC.

Date:	April 29, 2014	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Rajesh Asarpota
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