Form 10-Q
period 2014-06-30
QUESTCOR PHARMACEUTICALS INC
filed 2014-07-25
CIK 891288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
As of June 30, 2014 there were 61,448,937 shares of the Registrant’s common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$331,679	$175,840
Short-term investments	61,074	69,166
Total cash, cash equivalents and short-term investments	392,753	245,006
Accounts receivable, net of allowances for doubtful accounts of $408 and $475 at June 30, 2014 and December 31, 2013, respectively	106,954	87,069
Inventories, net of allowances of $1,441 and $1,329 at June 30, 2014 and December 31, 2013, respectively	16,382	16,368
Restricted cash - current portion	50,000	25,000
Prepaid income taxes	9,970	—
Prepaid expenses and other current assets	7,668	7,124
Deferred tax assets	11,512	16,209
Total current assets	595,239	396,776
Property and equipment, net	36,409	31,733
Goodwill	20,527	20,464
In process R&D asset	186,530	191,451
Intangibles and other non current assets, net	28,589	30,131
Restricted cash	25,000	50,000
Deposits and other assets	134	389
Deferred tax assets	15,410	15,410
Total assets	$907,838	$736,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,264	$14,302
Accrued compensation	23,019	16,489
Sales-related reserves	26,913	35,370
Accrued royalties	46,398	35,163
Dividend payable	18,426	18,093
Current portion of contingent consideration associated with the acquisition of BioVectra	4,124	4,238
Current portion of non-contingent liability associated with the acquisition of Synacthen and Synacthen Depot	23,810	24,398
Income taxes payable	2,219	3,693
Current portion of long-term debt	1,701	1,665
Other accrued liabilities	3,860	7,159
Total current liabilities	187,734	160,570
Long-term debt, less current portion	13,181	13,998
Contingent consideration associated with acquisition of BioVectra	30,642	33,224
Non-contingent liability associated with the acquisition of Synacthen and Synacthen Depot	22,675	45,378
In process R&D liability	72,011	70,290
Non current deferred tax liability	10,602	10,569

Other non current liabilities	2,853	2,961
Total liabilities	339,698	336,990
Shareholders’ equity:
Preferred stock, no par value, 5,334,285 shares authorized; none outstanding	—	—
Common stock, no par value, 105,000,000 shares authorized, 61,448,937 and 60,137,758 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	64,927	30,386
Retained earnings	506,187	372,231
Accumulated other comprehensive (loss) income	(2,974)	(3,253)
Total shareholders’ equity	568,140	399,364
Total liabilities and shareholders’ equity	$907,838	$736,354
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except net income per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Pharmaceutical net sales	$261,412	$177,045	$471,180	$303,817
Contract manufacturing net sales	17,418	7,528	$34,754	$15,885
Total net sales	278,830	184,573	$505,934	$319,702
Cost of sales	23,152	17,221	44,562	33,410
Gross profit	255,678	167,352	461,372	286,292
Operating expenses:
Selling and marketing	56,792	37,900	103,859	73,362
General and administrative	26,848	13,126	49,475	25,675
Research and development	22,008	12,240	41,937	23,033
Depreciation and amortization	1,065	1,014	2,092	2,084
Change in fair value of contingent consideration	1,201	—	2,382	—
Impairment of goodwill and intangibles	—	—	—	719
Total operating expenses	107,914	64,280	199,745	124,873
Income from operations	147,764	103,072	261,627	161,419
Interest and other income (expense), net	(226)	20	(1,018)	(322)
Foreign currency transaction gain (loss)	60	—	(94)	(488)
Income before income taxes	147,598	103,092	260,515	160,609
Income tax expense	51,162	33,969	89,769	52,424
Net income	$96,436	$69,123	$170,746	$108,185
Change in unrealized gains or losses on available-for-sale securities, net of related tax effects	31	(29)	37	(34)
Change in foreign currency translation adjustments	1,479	(1,451)	242	(2,640)
Comprehensive income	$97,946	$67,643	$171,025	$105,511

Net income per share:
Basic	$1.62	$1.17	$2.87	$1.86
Diluted	$1.54	$1.12	$2.75	$1.79
Shares used in computing net income per share:
Basic	59,686	58,938	59,415	58,075
Diluted	62,451	61,498	62,172	60,581

Dividends declared per share of common stock	$0.30	$0.25	$0.60	$0.50
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$170,746	$108,185
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	17,469	12,679
Deferred income taxes	4,699	962
Amortization of investments	521	245
Depreciation and amortization	9,757	4,645
Impairment of goodwill and intangibles	—	719
Loss on disposal of property and equipment	—	95
Imputed interest for contingent consideration and in-process R&D	2,382	588
Other compensation expense	1,059	494
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(17,887)	(2,883)
Inventories	20	4,270
Prepaid income taxes	(9,970)	—
Prepaid expenses and other current assets	225	1,175
Accounts payable	20,306	(2,569)
Accrued compensation	6,530	(10,780)
Sales-related reserves	(8,457)	(1,786)
Accrued royalties	11,235	7,060
Income taxes payable	(1,535)	(2,684)
Other accrued liabilities	(1,714)	2,555
Other non-current liabilities	45	21
Net cash flows provided by operating activities	205,431	122,991
INVESTING ACTIVITIES
Purchase of property and equipment	(8,266)	(1,138)
Purchase of short-term investments	(33,570)	(52,001)
Proceeds from maturities of short-term investments	41,178	116,206
Acquisition of BioVectra, net of cash acquired	—	(46,692)
Contingent consideration payment related to BioVectra acquisition	(4,581)	—
Restricted cash associated with the acquisition of Synacthen	—	(75,000)
Acquisition of Synacthen	—	(60,000)
Annual cash payment for Synacthen	(25,000)	—
Proceeds from sale of Doral	—	700
Deposits and other assets	766	—
Net cash flows used in investing activities	(29,473)	(117,925)
FINANCING ACTIVITIES
Repayment of funded long-term debt	(591)	(613)
Repayment of other long-term debt	(232)	(212)
Income tax benefit realized from share-based compensation plans	17,699	5,173
Issuance of common stock, net	1,519	6,943
Repurchase of common stock	(2,146)	—
Dividends paid	(36,457)	(14,887)

Net cash flows used in financing activities	(20,208)	(3,596)
Effect of cash on changes in exchange rates	89	(313)
Increase in cash and cash equivalents	155,839	1,157
Cash and cash equivalents at beginning of period	175,840	80,608
Cash and cash equivalents at end of period	$331,679	$81,765
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$294	$380
Cash paid for income taxes	$78,884	$49,234
Supplemental Disclosures of Investing and Financing Activities:
Dividend payable	$18,426	$15,000
In conjunction with the acquisition of BioVectra at January 18, 2013:
Incremental fair value of assets acquired, net		$80,698
Less: fair value of contingent consideration		(30,383)
		50,315
Loss on foreign exchange rate		488
Total cash paid for acquisition of BioVectra		$50,803
See accompanying notes.

QUESTCOR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2013	60,137,758	$30,386	$372,231	$(3,253)	$399,364
Stock compensation for equity incentives and restricted common stock granted to employees	576,178	17,469			17,469
Issuance of common stock pursuant to employee stock purchase plan	46,866	2,424			2,424
Dividends declared on shares of common stock			(36,790)		(36,790)
Issuance of common stock upon exercise of stock options	872,954	11,716			11,716
Repurchase of common stock	(23,552)	(2,146)	—	—	(2,146)
Cancellation of shares related to tax liability	(161,267)	(12,621)			(12,621)
Income tax benefit realized from share-based compensation plans		17,699			17,699
Comprehensive income (loss):
Net unrealized gain on investments				37	37
Foreign currency translation adjustments				242	242
Net income			170,746		170,746
Balances at June 30, 2014	61,448,937	$64,927	$506,187	$(2,974)	$568,140

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
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this Quarterly Report on Form 10-Q is presented on a consolidated basis.
For financial information relating to our reporting segments, see Note 2.
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
Acthar is a low-volume, specialty pharmaceutical product. Physicians do not purchase Acthar from Questcor for resale to patients. Typically, patients purchase Acthar directly from specialty pharmacies after receiving a prescription and after arranging for third party reimbursement (government or commercial insurance)-most often after satisfying a prior authorization requirement imposed by their insurance carrier or a third-party administrator for a government healthcare program. Alternatively, eligible patients who are uninsured or under-insured, may receive Acthar through a Questcor sponsored patient assistance program. We do not generate any revenue or net sales from the vials provided through our sponsored patient assistance programs.
Healthcare provider understanding of Acthar is facilitated by our experienced team of sales representatives and managers.
Our research and development program for Acthar is focused on: (i) the continued evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We have also implemented a research and development program for Synacthen Depot.
We continue to explore additional markets for other on-label indications. In addition, we are exploring the possibility of pursuing FDA approval for indications not currently on the Acthar label that are related to the treatment of other serious, difficult-to-treat autoimmune and inflammatory disorders having high unmet medical need.
Acquisition of Synacthen and Synacthen Depot
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable. Synacthen is a short-acting diagnostic product used to test adrenal gland function. Synacthen Depot is a synthetic melanocortin agonist approved in various countries outside of the United States for certain autoimmune and inflammatory conditions. Since our acquisition of Synacthen and Synacthen Depot, we have implemented a new research and development program for Synacthen Depot and intend to seek FDA approval. Prior to our acquisition, Synacthen Depot had never been developed for approval for patients in the United States.
On June 20, 2014, we also acquired from Novartis a license and certain assets to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot in certain countries outside the U.S. for all uses in humans. Subject to certain conditions and limitations, these rights and assets are exclusive, perpetual and irrevocable.
Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60.0 million and an annual cash payment on the first anniversary of $25 million. We will also be making annual cash payments of $25 million on each of the second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to one of the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit and classified as restricted cash on the Condensed Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million.
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
The Merger Agreement contains customary representations, warranties and covenants by Questcor, Mallinckrodt, and Merger Sub. The Merger Agreement provides that Questcor must pay a termination fee to Mallinckrodt equal to (i) $194,470,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, a competing proposal for Questcor was publicly disclosed and not withdrawn prior to the date of the Questcor shareholder meeting, and Questcor enters into a definitive agreement for a competing proposal that is subsequently consummated, or consummates a competing transaction, in each case, within 12 months following such termination; or (ii) $55,560,000 if the Merger Agreement is terminated by Mallinckrodt or Questcor because the Questcor shareholder approval is not obtained (which would be credited against any Questcor termination fee that subsequently becomes payable as described in clause (i)). In the reciprocal circumstances listed in clause (i) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $131,450,000, and in the reciprocal circumstances listed in clause (ii) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $37,560,000.
The proposed Merger has been unanimously approved by the boards of directors of Questcor and Mallinckrodt, and is supported by the management teams of both companies. On April 18, 2014, each of Mallinckrodt and Questcor filed a Pre-Merger Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the

“HSR Act”) with the Antitrust Division and the Federal Trade Commission (“FTC”), and on May 9, 2014, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger. The registration statement on Form S-4 filed with the SEC by Mallinckrodt on May 16, 2014 and amended on July 11, 2014 was declared effective on July 11, 2014.
We currently expect the Merger to close in August 2014, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies.
Other than transaction related expenses recorded during the three and six months ended June 30, 2014, the pending Merger has had no effect on the condensed consolidated financial statements except for the related footnote disclosures herein.

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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Our significant estimates include our estimates for sales-related reserves, valuation and impairment of intangibles and goodwill, deferred tax assets and tax liabilities, share-based compensation and estimating the fair value of our contingent consideration in conjunction with the acquisition of both BioVectra and Synacthen Depot, among others.
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
Total Sales-related Reserves
At June 30, 2014 and December 31, 2013, sales-related reserves included in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Medicaid rebates	$22,961	$30,981
Other rebates, chargebacks and discounts	3,952	4,389
Total	$26,913	$35,370
The following table summarizes the activity in the account for sales-related reserves for Medicaid rebates (in thousands):

	2014	2013
Balance at January 1	$30,981	$33,921
Actual Medicaid payments for sales made in prior year	(19,071)	(21,463)
Actual Medicaid payments for sales made in current year	(6,799)	(6,923)
Current Medicaid provision for sales made in prior year	(4,545)	11,497
Current Medicaid provision for sales made in current year	22,395	13,510
Balance at June 30	$22,961	$30,542
Product Exchanges and Returns
Acthar has a shelf life of 18 months from the date of manufacture. We authorize Acthar exchanges for expiring and expired product in accordance with our stated return policy, which allows the specialty distributor to return product within one month of its expiration date and for a period up to three months after such product has reached its expiration date. Product exchanges have been insignificant since we began utilizing the services of the specialty distributor to distribute Acthar.
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
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances are insured up to $250,000 per depositor at each financial institution.
We extend credit to a specialty distributor, which accounts for approximately 93% of our gross product sales and 88% of our accounts receivable. We have not experienced material credit losses on our customer accounts.
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

The components of inventory are as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw material	$10,145	$9,835
Work-in-process	3,565	2,194
Intermediates	1,620	1,572
Finished goods	2,493	4,096
	17,823	17,697
Less: Reserve for obsolescence	(1,441)	(1,329)
	$16,382	$16,368
Included in inventories at June 30, 2014 is $8.8 million held at BioVectra, in Canada.
Property, Plant and Equipment
Equipment, building, land and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2014	December 31, 2013
Equipment (including manufacturing, laboratory and office)	$32,816	$26,237
Building	13,000	12,015
Land and land improvements	502	406
Leasehold improvements	1,523	1,446
	47,841	40,104
Less accumulated depreciation and amortization	(11,432)	(8,371)
	$36,409	$31,733

Total depreciation and amortization expense amounted to $3.2 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in depreciation and amortization expense was due to an increase in the value of assets held and acquired. We depreciate our property and equipment and amortize our leasehold improvements using the straight-line method of depreciation. Included in property, plant and equipment at June 30, 2014 is $32.9 million held at BioVectra, in Canada.
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
We carry available-for-sale securities at fair value, with the unrealized gains and losses, if any, reported in the Condensed consolidated statements of income and comprehensive income. If we deem the decline in value to be other-than-temporary and we intend to sell such securities before their full cost can be recovered, we write down such securities to fair value and we charge the loss to net realized losses on investments. We use significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of June 30, 2014, none of our investments had an other-than-temporary decline in valuation, and no other-than-temporary losses were recognized during the three and six months ended June 30, 2014 and 2013, respectively. We base the cost of securities sold on the specific identification method. We include realized gains and losses, if any, in the accompanying condensed consolidated statements of income and comprehensive income, in Interest and other income, net.
A summary of cash and cash equivalents and short-term investments, classified as available-for-sale, and carried at fair value is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
June 30, 2014
Cash and cash equivalents	$21,566	$—	$—	$21,566
Short-term investments:
Corporate bonds	32,861	18	(2)	32,877
Government-sponsored enterprises	12,019	10	(1)	12,028
Municipal bonds	16,158	12	(1)	16,169
	$61,038	$40	$(4)	$61,074
December 31, 2013
Cash and cash equivalents	$13,351	$—	$—	$13,351
Short-term investments:
Corporate bonds	45,190	11	(14)	45,187
Government-sponsored enterprises	14,539	3	(4)	14,538
Municipal bonds	9,438	4	(1)	9,441
	$69,167	$18	$(19)	$69,166

The amortized cost and fair value of short-term investment securities at June 30, 2014, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,410	$22,414
Due after one through two years	38,628	38,660
Total short-term investments	$61,038	$61,074

As of June 30, 2014, the average contractual maturity of our short-term investments was approximately 15 months.
As of June 30, 2014, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(1)	$4,025	$(1)	$2,392
Government-sponsored enterprises	—	—	(1)	1,998
Municipal bonds	—	1,391	(1)	1,314
Total	$(1)	$5,416	$(3)	$5,704

The gross unrealized losses reported above for June 30, 2014 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through June 30, 2014. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments. For the three and six months ended June 30, 2014, we did not realize any gains or losses.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, dividends payable, accrued liabilities and derivatives (primarily associated with the contingent consideration in conjunction with the acquisition of Synacthen Depot). We believe that the fair value of these financial instruments approximate the reported carrying amounts.
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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		June 30, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$21,566	$19,216	$2,350	$—
Short-term investments	Corporate bonds	32,877	—	32,877	—
Short-term investments	Government-sponsored enterprises	12,028	—	12,028	—
Short-term investments	Municipal bonds	16,169	—	16,169	—
	Total assets	$82,640	$19,216	$63,424	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	$4,124	$—	$—	$4,124
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	30,642	—	—	30,642
Non-current liabilities	Contingent consideration in conjunction with acquisition of Synacthen Depot	72,011	—	—	72,011
	Total liabilities	$106,777	$—	$—	$106,777

		Basis of Fair Value Measurements
		Balance at
Balance Sheet Classification		December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$13,351	$5,260	$8,091	$—
Short-term investments	Corporate bonds	45,187	—	45,187	—
Short-term investments	Government-sponsored enterprises	14,538	—	14,538	—
Short-term investments	Municipal bonds	9,441	—	9,441	—
	Total assets	$82,517	$5,260	$77,257	$—

Current liabilities	Current portion of contingent consideration in conjunction with acquisition of BioVectra	$4,238	$—	$—	$4,238
Non-current liabilities	Contingent consideration in conjunction with acquisition of BioVectra	33,224	—	—	33,224
Non-current liabilities	Contingent consideration in conjunction with acquisition of Synacthen Depot	70,290	—	—	70,290
	Total liabilities	$107,752	$—	$—	$107,752

The fair value of contingent consideration in conjunction with the acquisition of BioVectra and Synacthen Depot were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation technique and related unobservable input for the Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Contingent consideration in conjunction with the acquisition of Bio Vectra estimate	$34,766	Probability weighted discounted future cash flows	Discount rate	5%
Contingent consideration in conjunction with the acquisition of Synacthen Depot estimate	$72,011	Probability weighted discounted future cash flows	Discount rate	5%
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
The following table represents a roll forward of the fair value of Level 3 instruments, comprised solely of the contingent consideration, including the current portion of the contingent consideration:

June 30, 2014
Balance at beginning of period	$107,752
Amounts acquired or issued	(4,581)
Change due to compensation expense	1,059
Change due to time value of money	2,382
Change due to foreign currency translation adjustment	165
Changes in fair value	—
Balance at end of period	$106,777

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

June 30, 2014
4% Term Loan, due February 2022, payable in quarterly installments of C$450,743 including principal and interest	$11,519
Less: Current Portion	1,249
Funded long-term debt, less current portion	$10,270
Long-term debt
Our subsidiary, BioVectra, has a 2.85% term loan. The loan is payable monthly and is due April 2016. The loan is secured with BioVectra accounts receivable, inventory and certain owned properties.

June 30, 2014
2.85% Term Loan, due April 2016, payable in monthly installments of C$48,170 including principal and interest	$3,363
Less: Current Portion	452
Funded long-term debt, less current portion	$2,911
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

At June 30, 2014, there was $15.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.9 years; and $56.3 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units.
Share-based compensation cost is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling and marketing	$3,749	$2,570	$6,866	$5,024
General and administrative	3,462	2,685	7,297	5,223
Research and development	1,562	1,276	3,306	2,432
Total	$8,773	$6,531	$17,469	$12,679

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

The following table presents the amounts used in computing basic and diluted net income per share applicable to common shareholders for the three and six months ended June 30, 2014 and 2013 and the effect of dilutive potential common shares on the number of shares used in computing dilutive net income per share applicable to common shareholders. Diluted potential common shares resulting from the assumed exercise of outstanding stock options and restricted stock are determined based on the treasury stock method (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income applicable to common shareholders	$96,436	$69,123	$170,746	$108,185
Shares used in computing net income per share applicable to common shareholders:
Basic	59,686	58,938	59,415	58,075
Effect of dilutive potential common shares:
Stock options	2,221	2,238	2,222	2,276
Restricted stock	544	322	535	230
Diluted	62,451	61,498	62,172	60,581
Net income per share applicable to common shareholders:
Basic	$1.62	$1.17	$2.87	$1.86
Diluted	$1.54	$1.12	$2.75	$1.79

The following table presents the amounts excluded from the computation of diluted net income per share applicable to common shareholders for the three and six months ended June 30, 2014 and 2013 as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	25	2,010	63	2,004
Restricted stock awards	3	—	11	—
Basic and diluted net income per share also takes into consideration the two-class method. Under the two-class method, undistributed net income is allocated to common stock and unvested participating securities based on their respective rights to share in dividends. We have determined that restricted stock awards represent participating securities and, therefore, require the use of the two-class method for the calculation of basic and diluted earnings per share. During the three and six months ended June 30, 2014 and 2013, we issued restricted stock units to certain employees under our 2006 Equity Incentive Plan. Because the holders of the restricted stock units will only receive dividends on restricted stock units that have vested prior to us declaring dividends, we have determined that the restricted stock units are non-participating securities and will not be included in our two-class method calculation.
The following table sets forth the calculation of unallocated undistributed earnings, both basic and diluted, using the two-class method for amounts attributable to our common stock and our restricted stock awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income applicable to common shareholders	$96,436	$69,123	$170,746	$108,185
Less: Dividends declared	18,426	15,000	36,773	29,887
Undistributed earnings	$78,010	$54,123	$133,973	$78,298

Common stock undistributed earnings	$76,009	$53,172	$130,543	$76,648
Unvested restricted stock award undistributed earnings	2,001	951	3,430	1,650
Total undistributed earnings	$78,010	$54,123	$133,973	$78,298
Dividend Program
Our Board of Directors has adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per share to all shareholders of record at the close of business on October 31, 2012. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, and in October 2013, we announced a further increase in our quarterly cash dividend to $0.30 per share. In July 2014, we paid a quarterly cash dividend of $0.30 per share to shareholders of record on July 1, 2014. Under the terms of the Merger Agreement with Mallinckrodt, we are restricted from paying any further dividends on our common stock.
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
Goodwill and indefinite-lived intangibles are tested for impairment annually and in interim periods if certain events occur indicating the fair value may be below its carrying value using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. We performed our annual goodwill and indefinite-lived impairment assessment as of December 31, 2013, noting no impairment. We continue to believe there is no impairment to our goodwill and indefinite-lived assets as of June 30, 2014.
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
Goodwill and intangibles acquired in conjunction with the acquisition of BioVectra, consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired intangibles	$33,235	$33,186
Less accumulated amortization	(4,646)	(3,055)
Acquired intangibles, net	$28,589	$30,131
Goodwill	$20,527	$20,464

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2013	$20,464
Currency translation	63
Balance at June 30, 2014	$20,527
The following table provides a rollforward of goodwill by country (in thousands):

	December 31, 2013	Additions from Purchase Accounting	Currency Translation	June 30, 2014
United States	$—	$—	$—	$—
Canada	20,464	—	63	20,527
Total	$20,464	$—	$63	$20,527
The following table provides a rollforward of the intangibles (in thousands):

	June 30, 2014
	Gross Book Value	Accumulated Amortization	Currency Translation	Net Book Value
Trademark	$8,151	$—	$(553)	$7,598
Patent	58	(30)	(4)	24
Contracted customer relationships	17,208	(2,434)	(1,133)	13,641
Non-contracted customer relationships	10,164	(2,182)	(656)	7,326
Total acquired intangibles	$35,581	$(4,646)	$(2,346)	$28,589
The following table summarizes the changes in the carrying amount of intangibles (in thousands):

Balance at December 31, 2013	$30,131
Amortization expense	(1,591)
Currency translation	49
Balance at June 30, 2014	$28,589
Amortization expense for BioVectra's intangibles totaled $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. The estimated annual amortization expense for intangible assets is approximately $1.6 million in 2014, $3.3 million in 2015, $3.1 million in 2016, $2.9 million in 2017, $2.7 million in 2018 and $7.5 million thereafter. Amortizable intangible assets are amortized over 8 to 10 years (9 years average). Customer relationships are amortized on an accelerated basis over their useful lives.

Intangibles acquired in conjunction with the acquisition of Synacthen, consists of the following (in thousands):

	June 30, 2014	December 31, 2013
In process R&D asset	$196,663	$196,663
Less accumulated amortization	(10,133)	(5,212)
In process R&D asset, net	$186,530	$191,451
Amortization expense for the intangible acquired in conjunction with the acquisition of Synacthen totaled $4.9 million and $0.3 million for the six months ended June 30, 2014 and 2013. The estimated annual amortization expense for the intangible asset is approximately $4.9 million for the remainder of 2014, $9.8 million in 2015, $9.8 million in 2016, $9.8 million in 2017, $9.8 million in 2018 and $142.3 million thereafter. The in process R&D asset will be amortized over 20 years. We believe that this is the appropriate period because of the anticipated 7-8 years of development and the anticipated 11-12 years of patent exclusivity available thereafter.
Commitments and Contingencies
BioVectra receives funding from the Atlantic Canada Opportunities Agency (“ACOA”) which is contingently repayable on a royalty basis upon sales of commercialized products resulting from 4 projects. In the event that the products are not commercialized under the program or do not continue to generate revenues, the royalty agreement will be terminated without future obligation to BioVectra. Royalties paid under this agreement in the six months ended June 30, 2014 were immaterial.
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
On June 11, 2013, the Effective Date, we acquired from Novartis a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60.0 million and an annual cash payment on the first anniversary of $25 million. We will also be making annual cash payments of $25 million on each of the second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to one of the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit and classified as restricted cash on the Condensed Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million.
We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the FDA and numerous other federal, state and foreign governmental agencies including state attorney general offices, which have become more active in investigating the business practices of pharmaceutical companies.
 Employment Agreements
We have entered into employment and severance agreements with our corporate officers that provide for, among other things, base compensation, accelerated vesting of equity compensation and/or other benefits in certain circumstances in the event of termination or a change in control.
Indemnifications
As permitted under California law and in accordance with our Amended and Restated Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The potential future indemnification limit is to the fullest extent permissible under California law. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.

Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge. Our lawsuit alleges that Kenneth Greathouse breached his fiduciary duties to the Company and that his partners at Glenridge aided and abetted his breach. In the January 2013, we began to withhold royalty payments from Glenridge. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We filed a motion for summary adjudication seeking to declare our agreement with Glenridge unenforceable.  The Court denied it on March 6, 2014, finding that triable issues of fact existed as to whether the Glenridge agreement was enforceable.  Glenridge subsequently filed its own motion for summary judgment that seeks to dismiss Questcor's affirmative claims on the grounds that they are time-barred.  The Court denied Glenridge's motion for summary judgment on June 4, 2014. The Court set a trial for November 3, 2014.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that we and certain of our officers and directors engaged in various acts to artificially inflate the price of our stock and enable insiders to profit through stock sales. The complaint asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part our motion to dismiss the consolidated amended complaint. On October 29, 2013, we filed an answer to the consolidated amended complaint. Discovery is currently ongoing. The Court set a jury trial for December 1, 2015.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. On May 2, 2014, the court denied plaintiffs’ ex parte motion to lift the stay. On May 16, 2014, the plaintiffs voluntarily withdrew their noticed motion to lift the stay. The case remains stayed.
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, another alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities class action and federal derivative actions are resolved. On May 17, 2014, the Court granted plaintiff’s request for dismissal without prejudice of the Jones action. The substantially similar Do Valle action remains stayed.
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying this action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. The case remains stayed.
Retrophin Litigation
In January 2014, Retrophin Inc. filed a lawsuit against us in the United States District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on our acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. We filed a motion to dismiss the complaint in March 2014 and the hearing on this motion took place in June 2014. The Court’s ruling on our motion to dismiss is pending.
Putative Class Action Securities Litigation Related to the Merger
Since the announcement of the merger agreement on April 7, 2014, Questcor, Mallinckrodt, Merger Sub, and Questcor’s board of directors have been named as defendants in seven putative class and derivative actions on behalf of an alleged class of Questcor shareholders in the Superior Court of California, County of Orange. The complaints allege, inter alia, that the proposed merger between Questcor and Mallinckrodt involves an unfair price, an inadequate sales process, self-dealing, and unreasonable deal protection devices. On June 3, 2014, the Court consolidated the actions under the caption In re Questcor Pharmaceuticals Inc. Shareholder Litigation, Lead Case No. 30-2014-00716108-CUSL-CXC. On June 12, 2014, lead plaintiffs filed a consolidated class action complaint which included allegations that were substantially similar to those in the previously filed complaints. The complaint seeks, among other things, an order enjoining or rescinding the merger and an award of attorney’s and other fees and costs.
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
Financial Information by Operating Segment. For the three and six months ended June 30, 2014 and 2013, information regarding our net sales and net income for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the three months ended June 30, 2014	$261,412	$17,467	$(49)	$278,830
For the three months ended June 30, 2013	$177,045	$7,693	$(165)	$184,573
Net Income
For the three months ended June 30, 2014	$92,239	$4,215	$(18)	$96,436
For the three months ended June 30, 2013	$70,125	$(1,015)	$13	$69,123

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Net Sales
For the six months ended June 30, 2014	$471,180	$34,803	$(49)	$505,934
For the six months ended June 30, 2013	$303,817	$16,078	$(193)	$319,702
Net Income
For the six months ended June 30, 2014	$162,574	$8,190	$(18)	$170,746
For the six months ended June 30, 2013	$110,948	$(2,770)	$7	$108,185
As of June 30, 2014 and December 31, 2013, information regarding total assets for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Total Assets
June 30, 2014	$874,006	$118,516	$(84,684)	$907,838
December 31, 2013	$711,507	$108,510	$(83,663)	$736,354
As of June 30, 2014 and December 31, 2013, information regarding capital expenditures for our operating segments is as follows (in millions):

	Questcor	BioVectra	Intersegment Eliminations	Consolidated
Total Capital Expenditures
June 30, 2014	$1,620	$6,646	$—	$8,266
December 31, 2013	$1,100	$2,426	$10	$3,536
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
During the six months ended June 30, 2013, we did not repurchase any shares of our common stock. During the six months ended June 30, 2014, we used $2.1 million of our cash to repurchase 23,552 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 17.0 million shares of our common stock for $365.1 million through June 30, 2014, at an average price of $21.50 per share. As of June 30, 2014, there are approximately 5.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 23.1 million for $395.5 million at an average price of $17.09 per share.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees (excluding BioVectra) from 425 on June 30, 2013 to 528 employees on June 30, 2014.
For the six months ended June 30, 2014, we granted options to employees and non-employee directors to purchase 14,150 shares of our common stock at a weighted average exercise price of $54.22 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. For the six months ended June 30, 2013, we granted options to employees and non-employee directors to purchase 343,623 shares of our common stock at a weighted average exercise price of $30.06 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. The total share-based compensation costs for the six months ended June 30, 2014 and 2013 included $5.3 million and $5.6 million, respectively, related to option grants.
For the six months ended June 30, 2014 and 2013, we issued 600,221 and 731,916 restricted stock awards, respectively. For the six months ended June 30, 2014, we issued 141,500 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At June 30, 2014, we estimated an achievement equal to a vesting of 40% of the performance-based restricted stock awards and recorded stock-based compensation expense associated with such grants. For the six months ended June 30, 2013, we issued 194,750 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards included a one-time performance achievement and vested according to the degree at which the performance milestone was achieved. During the first quarter of 2014, we determined that the 2013 performance-based restricted stock awards achieved a performance level equal to one-third vesting. The total share-based compensation costs for the six months ended June 30, 2014 and 2013 included $11.2 million and $5.4 million, respectively, related to restricted stock awards issued in prior periods.
For the six months ended June 30, 2014, we issued 18,155 restricted stock units to certain employees. No restricted stock units were granted for the six months ended June 30, 2013. The total share-based compensation costs for the six months ended June 30, 2014 included $241,920 related to restricted stock units. We did not have any share-based compensation costs related to restricted stock units for the six months ended June 30, 2013.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
Subsequent Events
During the quarter, our subsidiary BioVectra Inc., acquired an idle pharmaceutical production facility in Windsor, Nova Scotia for C$2.4 million.  BioVectra intends to retrofit the facility over the next 18 months to provide additional contract manufacturing capacity for specialized pharmaceutical fermentation and synthetic organic chemistry products.  Subsequent to the quarter end, BioVectra signed a binding letter of intent with a customer to extend the duration of a supply agreement for a specialized pharmaceutical fermentation product through 2020.
We evaluated subsequent events that have occurred after June 30, 2014, and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in Item 1A “Risk Factors” of Part II of this Quarterly Report, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as revised by our Current Report on Form 8-K filed with the SEC on July 10, 2014, including Item 1 “Business,” and Item 1A “Risk Factors” of Part I of that Annual Report, as well as factors discussed in any documents incorporated by reference therein; and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ending March 31, 2014.

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
Acthar was originally approved by the FDA in 1952, for the treatment of approximately 50 different medical conditions, or “indications.” This was prior to the enactment of the 1962 Kefauver Harris Amendment, or the “Drug Efficacy Amendment,” to the Food, Drug, and Cosmetic Act, which introduced the requirement that drug manufacturers provide proof of the effectiveness (in addition to the previously required proof of safety) of their drugs before approval. As such, the FDA’s original approval in 1952 was based on safety; clinical trials evaluating efficacy were not required. In the 1970s the FDA reviewed the safety and efficacy of Acthar during its approval of Acthar for the treatment of acute exacerbations in Multiple Sclerosis (MS) and evaluated all other previous indications on the label through the process called DESI – Drug Efficacy Study Implementation. In this process the medical and scientific merits of the label and each indication on the label were evaluated based on publications, information from sponsors, and the judgment of the FDA. The label obtained after the DESI review and the addition of the MS indication is the Acthar label that was used until the most recent changes in 2010.
In 2010, in connection with its review of our supplemental New Drug Application, or sNDA, the FDA again reviewed evidence of safety and efficacy, added the treatment of Infantile Spasms (IS) to the label of approved indications, and maintained its approval of Acthar for the treatment of acute exacerbations in MS and 17 other indications, including proteinuria in the Nephrotic Syndrome without uremia of the idiopathic type or that due to lupus erythematosus, certain rheumatology-related indications and respiratory manifestations of symptomatic sarcoidosis. In conjunction with its decision to retain these indications on a modernized Acthar label, the FDA eliminated approximately 30 indications from the label. The FDA review included a medical and scientific review of Acthar and each indication (for example, an evaluation of the pathophysiology associated with each indication and the known and potential mechanism of action of Acthar for each indication) and an evaluation of available clinical and non-clinical literature that had become available through the date of the review. The FDA did not require us to perform additional clinical trials for Acthar.
FDA approval of Acthar for the treatment of specific indications allows Questcor to promote Acthar, under regulations provided by the FDA for such marketing, to physicians for such indications. Since 2008, Questcor has grown its field force of Acthar Specialists in order to increase physician awareness of the availability of Acthar to treat certain of its on-label indications. The Company’s efforts to increase awareness of, and familiarity with, Acthar is monitored by our regulatory, compliance and legal departments and is subject to FDA review.
Ultimately, each physician must decide for himself or herself whether the patient’s medical condition warrants the use of Acthar. In making that decision, the physician considers various forms of evidence as to the safety and efficacy of Acthar for each specific patient. Because Acthar was originally approved in 1952, prior to the 1962 Drug Efficacy Amendment, the evidence of the safety and efficacy of Acthar does not include clinical trials except for the IS and MS indications. By contrast, clinical trials have been required to establish both safety and efficacy for drugs approved since 1962. However, evidence as to safety and efficacy is not limited to clinical trials. Evidence can come in other forms such as prospective clinical datasets generated by third parties through independent clinical trials and case series or retrospective case reviews involving small numbers of patients. The approved indications for which Acthar is promoted and which generate a significant amount of the Company’s revenues typically include clinical evidence of this type. Physicians may also base treatment decisions on their own clinical experience, or the clinical experience of their peers, in prescribing a drug. Physicians likely consider other factors as well, including the availability and relative safety and efficacy of other therapies and, if applicable, the patient’s history on any such other therapies. In many cases where Acthar is a treatment option, the patients are extremely ill or debilitated from their condition. In IS, Acthar is a leading therapy, and one of only two FDA-approved therapies. For other indications, Acthar is often used as a “rescue” therapy after a patient has not adequately responded to, or had difficulties with, other treatment regimens.
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
Our research and development program for Acthar is focused on: (i) the continued evaluation of the use of Acthar for certain on-label indications; (ii) the investigation of other potential uses of Acthar for indications not currently FDA approved; and (iii) the expansion of our understanding of how Acthar works in the human body (pharmacology), and ultimately, its mechanism(s) of action in the disease states for which it is currently used, or may be used in the future. We have also implemented a research and development program for Synacthen Depot.

Acquisition of Synacthen and Synacthen Depot
On June 11, 2013, the Effective Date, we acquired from Novartis AG and Novartis Pharma AG, collectively Novartis, a license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot for all uses in humans in the United States. Subject to certain conditions and limitations in the License Agreement, the license is exclusive, perpetual and irrevocable. Synacthen is a short-acting diagnostic product used to test adrenal gland function. Synacthen Depot is a synthetic melanocortin agonist approved in various countries outside of the United States for certain autoimmune and inflammatory conditions. Since our acquisition of Synacthen and Synacthen Depot, we have implemented a new research and development program for Synacthen Depot and intend to seek FDA approval. Prior to our acquisition, Synacthen Depot had never been developed for approval for patients in the United States.
On June 20, 2104, we acquired from Novartis a license and certain assets to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot in certain countries outside the U.S. for all uses in humans. Subject to certain conditions and limitations, these rights and assets are exclusive, perpetual and irrevocable.
Under the terms of the transaction agreements, we paid Novartis an upfront consideration of $60.0 million and an annual cash payment on the first anniversary of $25 million. We will also be making annual cash payments of $25 million on each of the second and third anniversaries of the Effective Date, a potential additional annual cash payment on each anniversary subsequent to the third anniversary until we obtain the first approval of the FDA related to one of the products, or the FDA Approval, and a milestone payment upon our receipt of the FDA Approval. If we successfully obtain the FDA Approval, we will pay an annual royalty to Novartis based on a percentage of the net sales of the product in the U.S. market until the maximum payment is met. The first three annual payments aggregating to $75.0 million are secured by a letter of credit and classified as restricted cash on the Condensed Consolidated Balance Sheets. In no event will the total payments related to this transaction exceed $300 million.
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
The Merger Agreement provides that, upon completion of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger (other than dissenting shares, shares of restricted common stock granted to individuals other than non-employee directors, and common stock owned by Questcor, Mallinckrodt, Merger Sub or any of their respective subsidiaries) will be converted into the right to receive a combination of (1) $30.00 per share of common stock in cash, without interest (the “Cash Consideration”), plus (2) 0.897 validly issued, fully paid and nonassessable Mallinckrodt ordinary shares (the “Stock Consideration,” together with the Cash Consideration, the “Merger Consideration”). The aggregate Merger Consideration payable to our shareholders consists of approximately 58.9 million Mallinckrodt ordinary shares and $1.875 billion in cash.

The Merger Agreement contains customary representations, warranties and covenants by Questcor, Mallinckrodt, and Merger Sub. The Merger Agreement provides that Questcor must pay a termination fee to Mallinckrodt equal to (i) $194,470,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, a competing proposal for Questcor was publicly disclosed and not withdrawn prior to the date of the Questcor shareholder meeting, and Questcor enters into a definitive agreement for a competing proposal that is subsequently consummated, or consummates a competing transaction, in each case, within 12 months following such termination; or (ii) $55,560,000 if the Merger Agreement is terminated by Mallinckrodt or Questcor because the Questcor shareholder approval is not obtained (which would be credited against any Questcor termination fee that subsequently becomes payable as described in clause (i)). In the reciprocal circumstances listed in clause (i) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $131,450,000, and in the reciprocal circumstances listed in clause (ii) of the prior sentence, Mallinckrodt must pay a termination fee to Questcor equal to $37,560,000.
The proposed Merger has been unanimously approved by the boards of directors of Questcor and Mallinckrodt, and is supported by the management teams of both companies. On April 18, 2014, each of Mallinckrodt and Questcor filed a Pre-Merger Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) with the Antitrust Division and the Federal Trade Commission (“FTC”), and on May 9, 2014, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger. The registration statement on Form S-4 filed with the SEC by Mallinckrodt on May 16, 2014 and amended on July 11, 2014 was declared effective on July 11, 2014.
We currently expect the Merger to close in August of 2014, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies.

Results of Operations
Three months ended June 30, 2014 compared to the three months ended June 30, 2013:
Recorded Net Sales

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
Total pharmaceutical gross sales	$277,624	$203,580	$74,044	36%
Sales reserves	16,212	26,535	(10,323)	(39)%
Total pharmaceutical net sales	261,412	177,045	84,367	48%
Total contract manufacturing net sales	17,418	7,528	9,890	131%
Total net sales	$278,830	$184,573	$94,257	51%

Net sales for the three months ended June 30, 2014 and 2013 were derived from pharmaceutical net sales and contract manufacturing net sales. Pharmaceutical net sales are comprised primarily of net sales of Acthar, while contract manufacturing net sales are comprised of sales from BioVectra. Net sales of Acthar for the three months ended June 30, 2014 increased 48% to $261.4 million as compared to $177.0 million during the same period in 2013. Net sales from our contract manufacturing increased 131% to $17.4 million as compared to $7.5 million during the same period in 2013.
The growth in our pharmaceutical net sales was driven by increased vial demand from our specialty distributor for Acthar and an increase in our selling price, which together had the effect of increasing our total pharmaceutical gross sales and net sales. Additionally, our pharmaceutical net sales were also positively impacted by a reduction in our sales related reserves.
We shipped 8,850 vials for the three months ended June 30, 2014 as compared to 7,050 vials shipped for the three months ended June 30, 2013. While we do not receive complete information regarding prescriptions by therapeutic area, we believe the significant increase in vials shipped was driven by the expanded prescribing of Acthar by physicians to treat patients suffering from rheumatoid arthritis, systemic lupus erythematosus, dermatomyositis, polymyositis, nephrotic syndrome, multiple sclerosis exacerbations, and symptomatic sarcoidosis, which are all FDA-approved indications for Acthar. Additionally, the price we charge our distributor for a vial of Acthar was increased by 5% in both June 2013 and January 2014.
The increase in our pharmaceutical net sales was also attributable to the reduction in our sales related reserves as a percentage of sales. Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical gross sales in the calculation of net sales. During the three months ended June 30, 2013, we accrued, based on information received in the quarter, an incremental Medicaid rebate liability of $11.5 million related to our 2001 entry into the Medicaid system subsequent to our acquisition of Acthar in 2001. The absence of this accrual in the second quarter of 2014 had the effect of increasing net sales relative to the second quarter of 2013. For the three months ended June 30, 2014, we recorded a provision of 5.5% of our gross revenue for sales-related reserves, a decrease from the 12.6% in the three months ended June 30, 2013.
We believe that over half of our growth in net sales of Acthar from the three months ended June 30, 2013 to the three months ended June 30, 2014 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in pricing and the absence of the $11.5 million accrual for Medicaid made in the second quarter of 2013. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
Net contract manufacturing sales from BioVectra for the three months ended June 30, 2014 were $17.4 million (representing 6.2% of total net sales), as compared to $7.5 million (representing 4.1% of total net sales) for the three months ended June 30, 2013. The increase was driven by increased demand for BioVectra’s custom business, which includes its specialty pharmaceutical fermentation and synthetic manufacturing capabilities.
The demand for Acthar to treat NS, rheumatology related conditions, MS exacerbations, IS, and respiratory manifestations of symptomatic sarcoidosis is subject to significant short-term variability. We believe that investors should consider our results over several quarters when analyzing our performance. We believe that this variability in demand can be caused by several factors, including the following:

•
Small Number of Prescriptions. Acthar is approved to treat patients with rare diseases. Therefore, the number of prescriptions for Acthar is small relative to many other drug products that are used for larger patient populations. As a result, prescriptions and sales for Acthar can have greater variability from quarter to quarter.

•
MS Exacerbation Seasonality. The incidence of MS exacerbations is potentially higher in the summer months, possibly due to warmer weather, as well as during the holiday season, possibly due to increased stress.

•
Insurance Plan Annual Enrollment. In prior first quarter periods, there were temporary reductions in the number of paid and shipped prescriptions for Acthar due to a slowdown in the processing of insurance coverage. Based on discussions with our reimbursement hub, as well as personnel at specialty pharmacies that process and ship Acthar prescriptions, we believe these slowdowns may have been due to additional insurance coverage verification activities required as a result of annual insurance plan re-enrollment.

Recommended treatment regimens among physicians prescribing Acthar for use in treating NS, rheumatology related conditions, MS exacerbations, IS and respiratory manifestations of symptomatic sarcoidosis vary within each therapeutic area. If physicians prescribe a lower number of vials for the treatment of any of these indications, our net sales of Acthar could decline. Additionally, we are aware that some prescriptions are initially for a lower number of vials than is necessary to complete the physician’s recommended treatment regimen, and allow for one or more prescription refills. If patients do not obtain their refill prescriptions in order to complete their recommended treatment regimens, our net sales from the sale of Acthar would be negatively impacted. We may not be able to increase prescription levels by enough to offset any decline in vials per prescription.
If the sales of or demand for Acthar declines, if third-party payers refuse to provide, or make it substantially more difficult to obtain, reimbursement for purchases of Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients or if vials sourced through various patient assistance programs increase as a percent of total shipments, our net sales of Acthar would be negatively impacted. If the cost to produce Acthar increases, our gross margins on the sale of Acthar could decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.

Cost of Sales and Gross Profit

	Three months ended June 30,
	2014	2013
	(in $000’s)
Pharmaceutical cost of sales	$14,141	$10,471
Contract manufacturing cost of sales	9,011	6,750
Total cost of sales	$23,152	$17,221

Pharmaceutical gross profit	$247,271	$166,574
Contract manufacturing gross profit	8,407	778
Total gross profit	$255,678	$167,352

Pharmaceutical gross margin	95%	94%
Contract manufacturing gross margin	48%	10%
Total gross margin	92%	91%

Cost of sales was $23.2 million for the three months ended June 30, 2014, as compared to $17.2 million for the three months ended June 30, 2013. Our gross margin and gross profit was 92%, or $255.7 million, respectively, for the three months ended June 30, 2014, as compared to 91%, or $167.4 million, respectively, for the three months ended June 30, 2013.
Cost of sales for the three months ended June 30, 2014 primarily included costs associated with the sale of Acthar ($14.1 million or 61% of the total cost of sales) and costs associated with our manufacturing activity at BioVectra ($9.0 million or 39% of the total cost of sales). Costs of sales for the three months ended June 30, 2013 primarily included costs associated with the sale of Acthar ($10.5 million or 61% of total cost of sales) and costs associated with our manufacturing activity at BioVectra ($6.8 million or 39% of total cost of sales). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
The increase in gross profit dollars is due to continued growth in vials sold for all of our indications. The increase in cost of sales was primarily due to an increase in royalties on Acthar net sales, an increase in direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution associated with the increase in sales from BioVectra, and the increase in costs associated with the distribution of Acthar, including our hub reimbursement support center.
The increase in the overall gross margin quarter over quarter is primarily due to higher profit margins realized on BioVectra's custom business associated with specialty pharmaceutical fermentation and synthetic manufacturing capabilities, which generally result in higher margins than core product sales.
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
Selling and Marketing

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
Selling and marketing expense	$56,792	$37,900	$18,892	50%

Selling and marketing expenses were $56.8 million for the three months ended June 30, 2014, as compared to $37.9 million for the three months ended June 30, 2013. The increase of $18.9 million in 2014 as compared to 2013 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing efforts. We include in sales and marketing expenses headcount-related costs, including share-based compensation costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
Our pilot effort focused on educating pulmonologists about Acthar in the treatment of respiratory manifestations of symptomatic sarcoidosis has generated a positive response over the last few months, consistent with our previous pilot detailing efforts in both nephrology and rheumatology. Prescribing activity by pulmonologists has eclipsed our expectations since the pilot effort began in February 2014. As a result of these encouraging early results, we will be expanding the pulmonology sales force from 7 to 35 Acthar representatives and expect to complete this expansion by January 2015.
General and Administrative

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
General and administrative expense	$26,848	$13,126	$13,722	105%

General and administrative expenses were $26.8 million for the three months ended June 30, 2014, as compared to $13.1 million for the three months ended June 30, 2013. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $13.7 million in 2014 as compared to 2013 is due primarily to increased legal costs, costs associated with the merger with Mallinckrodt (representing $7.5 million for the three months ended June 30, 2014), and increased headcount and headcount-related costs to support our growth.

Research and Development

	Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
Research and development	$22,008	$12,240	$9,768	80%

Research and development expenses were $22.0 million in the three months ended June 30, 2014, as compared to $12.2 million for the three months ended June 30, 2013. The increase of $9.8 million in research and development expenses for the three months ended June 30, 2014 as compared to the same period in 2013 reflects the Company’s ongoing efforts to further build the body of clinical evidence for Acthar, clarify the potential immune-modulating properties of Acthar and Synacthen Depot, and identify mechanisms of action that could be potentially applicable to other inflammatory and auto-immune diseases with high unmet medical needs. Research and development expenses for the three months ended June 30, 2014 included an upfront payment to a third party of $3.3 million in connection with a research and development agreement. The Company is also identifying new patient populations in which to evaluate both Acthar and Synacthen Depot through exploratory clinical studies.
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
For the three months ended June 30, 2014, approximately 4% of our research and development expenditures were for regulatory costs, 55% was spent on product development costs, 31% of our research and development expenditures were for medical affairs costs, and approximately 10% was spent on manufacturing costs.
For the three months ended June 30, 2013, approximately 5% of our research and development expenditures were for regulatory costs, 43% was spent on product development costs, 39% of our research and development expenditures were for medical affairs costs, and approximately 13% was spent on manufacturing costs.
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

With our June 2013 acquisition of rights to Synacthen and Synacthen Depot, we have initiated a research and development effort for Synacthen Depot aimed at obtaining FDA and additional international approvals of Synacthen Depot for one or more indications. This will be a multi-year effort, require a significant investment of time and resources including financial resources, and will be subject to numerous risks and uncertainties.
Share-based compensation costs. Total share-based compensation costs for the three months ended June 30, 2014 and 2013 were $8.8 million and $6.5 million, respectively.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees (excluding BioVectra) from 425 on June 30, 2013 to 528 employees on June 30, 2014.
For the three months ended June 30, 2014, we did not grant any options to employees or non-employee directors. For the three months ended June 30, 2013, we granted options to employees and non-employee directors to purchase 140,873 shares of our common stock at a weighted average exercise price of $35.22 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. The total share-based compensation costs for the three months ended June 30, 2014 and 2013 included $2.5 million and $2.7 million, respectively, related to option grants.
For the three months ended June 30, 2014 and 2013, we issued 183,020 and 65,713 restricted stock awards, respectively. The total share-based compensation costs for the three months ended June 30, 2014 and 2013 included $5.7 million and $3.3 million, respectively.
For the three months ended June 30, 2014, we issued 2,330 restricted stock units to certain employees. No restricted stock units were granted for the three months ended June 30, 2013. The total share-based compensation costs for the three months ended June 30, 2014 included $0.2 million related to restricted stock units.
The following table sets forth our share-based compensation costs for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Selling and marketing	$3,749	$2,570
General and administrative	3,462	2,685
Research and development	1,562	1,276
Total	$8,773	$6,531

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2014 was $1.1 million, as compared to $1.0 million for the three months ended June 30, 2013.

Income tax expense. Income tax expense for the three months ended June 30, 2014 was $51.2 million, as compared to $34.0 million for the three months ended June 30, 2013. The increase in income tax expense of $17.2 million in 2014 as compared to 2013 was primarily due to the increase in income before income taxes. Our foreign earnings attributable to the BioVectra acquisition will be permanently reinvested in such foreign jurisdiction and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.
Results of Operations
Six months ended June 30, 2014 compared to the six months ended June 30, 2013:
Recorded Net Sales

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
Total pharmaceutical gross sales	$499,037	$340,958	$158,079	46%
Sales reserves	27,857	37,141	(9,284)	(25)%
Total pharmaceutical net sales	471,180	303,817	167,363	55%
Total contract manufacturing net sales	34,754	15,885	18,869	119%
Total net sales	$505,934	$319,702	$186,232	58%

Net sales for the six months ended June 30, 2014 and 2013 were derived from pharmaceutical net sales and contract manufacturing net sales. Pharmaceutical net sales are comprised primarily of net sales of Acthar, while contract manufacturing net sales are comprised of sales from BioVectra. Net sales of Acthar for the six months ended June 30, 2014 increased 55% to $471.2 million as compared to $303.7 million during the same period in 2013. Net sales from our contract manufacturing increased 119% to $34.8 million as compared to $15.9 million during the same period in 2013.
The growth in our pharmaceutical net sales was driven by increased vial demand from our specialty distributor for Acthar and an increase in our selling price, which together had the effect of increasing our total pharmaceutical gross sales and net sales. Additionally, our pharmaceutical net sales were also positively impacted by a reduction in our sales related reserves.
We shipped 15,930 vials for the six months ended June 30, 2014 as compared to 11,880 vials shipped for the six months ended June 30, 2013. While we do not receive complete information regarding prescriptions by therapeutic area, we believe the significant increase in vials shipped was driven by the expanded prescribing of Acthar by physicians to treat patients suffering from rheumatoid arthritis, systemic lupus erythematosus, dermatomyositis, polymyositis, nephrotic syndrome, multiple sclerosis exacerbations, and symptomatic sarcoidosis, which are all FDA-approved indications for Acthar. Additionally, the price we charge our distributor for a vial of Acthar was increased by 5% in both June 2013 and January 2014.
The increase in our pharmaceutical net sales was also attributable to the reduction in our sales related reserves as a percentage of sales. Our net sales of Acthar are impacted by the amount of our Medicaid and other sales reserves, which are deducted from pharmaceutical gross sales in the calculation of net sales. During the six months ended June 30, 2013, we accrued, based on information received in the quarter, in incremental Medicaid rebate liability of $11.5 million related to our 2001 entry into the Medicaid system subsequent to our acquisition of Acthar in 2001. For the six months ended June 30, 2014, we recorded a provision of 5.2% of our gross revenue for sales-related reserves, a decrease from the 10.4% in the six months ended June 30, 2013.
We believe that over half of our growth in net sales of Acthar from the six months ended June 30, 2013 to the six months ended June 30, 2014 was due to increased vial shipments, with the remainder of our net sales growth being due to the increase in pricing and the absence of the $11.5 million accrual for Medicaid made in the six months ended June 30, 2013. However, it is difficult to ascribe the sources of net sales growth to these individual factors as the factors might not be independent.
Net contract manufacturing sales from BioVectra for the six months ended June 30, 2014 were $34.8 million (representing 6.9% of total net sales), as compared to $15.9 million (representing 5.0% of total net sales) for the six months ended June 30, 2013. The increase was driven by increased demand for BioVectra’s specialty pharmaceutical fermentation and synthetic manufacturing capabilities.
The demand for Acthar to treat NS, rheumatology related conditions, MS exacerbations, IS, and respiratory manifestations of symptomatic sarcoidosis is subject to significant short-term variability. We believe that investors should consider our results over several quarters when analyzing our performance.
Recommended treatment regimens among physicians prescribing Acthar for use in treating NS, rheumatology related conditions, MS exacerbations, IS and respiratory manifestations of symptomatic sarcoidosis vary within each therapeutic area. If physicians prescribe a lower number of vials for the treatment of any of these indications, our net sales of Acthar could decline. Additionally, we are aware that some prescriptions are initially for a lower number of vials than is necessary to complete the physician’s recommended treatment regimen, and allow for one or more prescription refills. If patients do not obtain their refill prescriptions in order to complete their recommended treatment regimens, our net sales from the sale of Acthar would be negatively impacted. We may not be able to increase prescription levels by enough to offset any decline in vials per prescription.

If the sales of or demand for Acthar declines, if third-party payers refuse to provide, or make it substantially more difficult to obtain, reimbursement for purchases of Acthar, if a greater proportion of our Acthar unit sales is comprised of product dispensed to Medicaid eligible patients or if vials sourced through various patient assistance programs increase as a percent of total shipments, our net sales of Acthar would be negatively impacted. If the cost to produce Acthar increases, our gross margins on the sale of Acthar could decline. If our net sales or gross margins from the sale of Acthar decline, our ability to generate profits would be harmed.

Cost of Sales and Gross Profit

	Six months ended June 30,
	2014	2013
	(in $000’s)
Pharmaceutical cost of sales	$26,456	$18,507
Contract manufacturing cost of sales	18,106	14,903
Total cost of sales	$44,562	$33,410

Pharmaceutical gross profit	$444,724	$285,310
Contract manufacturing gross profit	16,648	982
Total gross profit	$461,372	$286,292

Pharmaceutical gross margin	94%	94%
Contract manufacturing gross margin	48%	6%
Total gross margin	91%	90%

Cost of sales was $44.6 million for the six months ended June 30, 2014, as compared to $33.4 million for the six months ended June 30, 2013. Our gross margin and gross profit was 91%, or $461.4 million, respectively, for the six months ended June 30, 2014, as compared to 90%, or $286.3 million, respectively, for the six months ended June 30, 2013.
Cost of sales for the six months ended June 30, 2014 primarily included costs associated with the sale of Acthar ($26.5 million or 59% of the total cost of sales) and costs associated with our manufacturing activity at BioVectra ($18.1 million or 41% of the total cost of sales). Costs of sales for the six months ended June 30, 2013 primarily included costs associated with the sale of Acthar ($18.5 million or 55% of total cost of sales) and costs associated with our manufacturing activity at BioVectra ($14.9 million or 45% of total cost of sales). We include in cost of sales direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution, royalties, product liability insurance, quality control (which primarily includes product stability and potency testing), quality assurance, depreciation of manufacturing equipment and facilities and reserves for excess or obsolete inventory.
The increase in gross profit dollars is due to continued growth in vials sold for all of our indications. The increase in cost of sales was primarily due to an increase in royalties on Acthar net sales, an increase in direct material costs, manufacturing labor, indirect manufacturing costs including plant supplies, packaging, warehousing and distribution associated with the increase in sales from BioVectra, and the increase in costs associated with the distribution of Acthar, including our hub reimbursement support center.
The increase in the overall gross margin quarter over quarter is primarily due to higher profit margins realized on BioVectra's custom business associated with specialty pharmaceutical fermentation and synthetic manufacturing capabilities, which generally result in higher margins than core product sales.
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
Selling and Marketing

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
Selling and marketing expense	$103,859	$73,362	$30,497	42%

Selling and marketing expenses were $103.9 million for the six months ended June 30, 2014, as compared to $73.4 million for the six months ended June 30, 2013. The increase of $30.5 million in 2014 as compared to 2013 is due primarily to increases in headcount-related costs and costs associated with our expanded sales and marketing efforts. We include in sales and marketing expenses headcount-related costs, including share-based compensation costs, promotional costs and physician program costs. We have expanded our sales force and expect selling and marketing expenses to increase in future periods.
Our pilot effort focused on educating pulmonologists about Acthar in the treatment of respiratory manifestations of symptomatic sarcoidosis has generated a positive response over the last few months, consistent with our previous pilot detailing efforts in both nephrology and rheumatology. Prescribing activity by pulmonologists has eclipsed our expectations since the pilot effort began in February 2014. As a result of these encouraging early results, we will be expanding the pulmonology sales force from 7 to 35 Acthar representatives and expect to complete this expansion by January 2015.
General and Administrative

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
General and administrative expense	$49,475	$25,675	$23,800	93%

General and administrative expenses were $49.5 million for the six months ended June 30, 2014, as compared to $25.7 million for the six months ended June 30, 2013. We include in general and administrative expenses headcount-related costs, including stock-based compensation expense, legal and accounting expenses. The increase of $23.8 million in 2014 as compared to 2013 is due primarily to increased legal costs, costs associated with the merger with Mallinckrodt (representing $7.5 million for the six months ended June 30, 2014), and increased headcount and headcount-related costs to support our growth.

Research and Development

	Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2014	2013
	(in $000’s)
Research and development	$41,937	$23,033	$18,904	82%

Research and development expenses were $41.9 million in the six months ended June 30, 2014, as compared to $23.0 million for the six months ended June 30, 2013. The increase of $18.9 million in research and development expenses for the six months ended June 30, 2014 as compared to the same period in 2013 reflects the Company’s ongoing efforts to further build the body of clinical evidence for Acthar, clarify the potential immune-modulating properties of Acthar and Synacthen Depot, and identify mechanisms of action that could be potentially applicable to other inflammatory and auto-immune diseases with high unmet medical needs. Research and development expenses for the six months ended June 30, 2014 included an upfront payment to a third party of $3.3 million in connection with a research and development agreement. The Company is also identifying new patient populations in which to evaluate both Acthar and Synacthen Depot through exploratory clinical studies.
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
For the six months ended June 30, 2014, approximately 4% of our research and development expenditures were for regulatory costs, 57% was spent on product development costs, 28% of our research and development expenditures were for medical affairs costs, and approximately 11% was spent on manufacturing costs.
For the six months ended June 30, 2013, approximately 4% of our research and development expenditures were for regulatory costs, 42%was spent on product development costs, 41% of our research and development expenditures were for medical affairs costs, and approximately 13% was spent on manufacturing costs.
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
With our June 2013 acquisition of rights to Synacthen and Synacthen Depot, we have initiated a research and development effort for Synacthen Depot aimed at obtaining FDA and additional international approvals of Synacthen Depot for one or more indications. This will be a multi-year effort, require a significant investment of time and resources including financial resources, and will be subject to numerous risks and uncertainties.
Share-based compensation costs. Total share-based compensation costs for the six months ended June 30, 2014 and 2013 were $17.5 million and $12.7 million, respectively.
Our equity incentive award plan is broad-based and every Questcor full-time employee and certain Questcor part-time employees are eligible to receive a grant. The increase in our share-based compensation is due to the increase in Questcor employees (excluding BioVectra) from 425 on June 30, 2013 to 528 employees on June 30, 2014.
For the six months ended June 30, 2014, we granted options to employees and non-employee directors to purchase 14,150 shares of our common stock at a weighted average exercise price of $54.22 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. For the six months ended June 30, 2013, we granted options to employees and non-employee directors to purchase 343,623 shares of our common stock at a weighted average exercise price of $30.06 per share, which was equal to the weighted average of the fair market value of our common stock on the date of each grant. The total share-based compensation costs for the six months ended June 30, 2014 and 2013 included $5.3 million and $5.6 million, respectively, related to option grants.

For the six months ended June 30, 2014 and 2013, we issued 600,221 and 731,916 restricted stock awards, respectively. For the six months ended June 30, 2014, we issued 141,500 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vest according to the degree at which the performance milestone was achieved. At June 30, 2014, we estimated an achievement equal to a vesting of 40% of the performance-based restricted stock awards and recorded stock-based compensation expense associated with such grants. For the six months ended June 30, 2013, we issued 194,750 shares of performance-based restricted stock awards to executive officers and certain other employees. These performance-based restricted stock awards include a one-time performance achievement and vested according to the degree at which the performance milestone was achieved. During the first quarter of 2014, we determined that the 2013 performance-based restricted stock awards achieved a performance level equal to one-third vesting. The total share-based compensation costs for the six months ended June 30, 2014 and 2013 included $11.2 million and $5.4 million, respectively.
For the six months ended June 30, 2014, we issued 18,155 restricted stock units to certain employees. No restricted stock units were granted for the six months ended June 30, 2013. The total share-based compensation costs for the six months ended June 30, 2014 included $0.2 million related to restricted stock units.
The following table sets forth our share-based compensation costs for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Selling and marketing	$6,866	$5,024
General and administrative	7,297	5,223
Research and development	3,306	2,432
Total	$17,469	$12,679

Depreciation and amortization. Depreciation and amortization expense was $2.1 million for both the six months ended June 30, 2014 and 2013.

Income tax expense. Income tax expense for the six months ended June 30, 2014 was $89.8 million, as compared to $52.4 million for the six months ended June 30, 2013. The increase in income tax expense of $37.3 million in 2014 as compared to 2013 was primarily due to the increase in income before income taxes. Our foreign earnings attributable to the BioVectra acquisition will be permanently reinvested in such foreign jurisdiction and, therefore, no deferred tax liabilities for U.S. income taxes have been provided for on any undistributed earnings.

Liquidity and Capital Resources
Cash and cash equivalents, short term investments and working capital as of June 30, 2014 and December 31, 2013 were as follows (in thousands):
Financial Assets:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$331,679	$175,840
Short term investments	61,074	69,166
Cash, cash equivalents and short term investments	$392,753	$245,006

Select measures of liquidity and capital resources:

	June 30, 2014	December 31, 2013
Current assets	$595,239	$396,776
Current liabilities	187,734	160,570
Working Capital	$407,505	$236,206
Current ratio	3.17	2.47
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
The increase in cash, cash equivalents and short-term investments from December 31, 2013 to June 30, 2014 was primarily due to the increase in the related cash generated from operations. The increase in our working capital was primarily due to increases in our overall cash position and accounts receivable, offset primarily by an increase accounts payable and accrued royalties. Accrued royalties were $46.4 million at June 30, 2014, primarily representing amounts withheld from Glenridge subject to the pending litigation. We continue to maintain a letter of credit of $75 million representing the first three anniversary payments due to Novartis for the acquisition of Synacthen and Synacthen Depot. We paid the first $25.0 million annual amount to Novartis in June 2014. However, as of June 30, 2014, we were unable to reduce the $75 million letter of credit by $25.0 million due to the terms of the letter of credit. We anticipate the letter of credit will be reduced to $50 million in August 2014.
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
Cash Flows
Change in cash and cash equivalents:

	Six Months Ended		Increase/ (Decrease)
	June 30,
(in $000's)	2014	2013
Net cash flows provided by operating activities	$205,431	$122,991	$82,440
Net cash flows used in investing activities	(29,473)	(117,925)	88,452
Net cash flows used in financing activities	(20,208)	(3,596)	(16,612)
Impact of exchange rates on cash flows	89	(313)	402
Net change in cash and cash equivalents	$155,839	$1,157	$154,682

Operating Activities
The components of cash flows from operating activities, as reported on our condensed consolidated statement of cash flows, are as follows:

•
Our reported net income, adjusted for non-cash items, including share-based compensation expense, deferred income taxes, amortization of investments, depreciation and amortization, impairment of purchased intangibles and goodwill, loss on disposal of property and equipment, change in fair value of contingent consideration, imputed interest on contingent consideration and other compensation expense was $206.6 million and $128.6 million for the six months ended June 30, 2014 and 2013, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $1.2 million for the six months ended June 30, 2014 compared to the net cash outflow of $5.6 million for the six months ended June 30, 2013. The $1.2 million change in operating assets and liabilities primarily relates to an increase in accounts payable of $20.3 million as a result of both timing of payment and continued operational growth, an increase in accrued royalties of $11.2 million, offset by an increase in accounts receivable of $17.9 million as a result of an increase in sales, and a decrease in sales reserves of $8.5 million due to the favorable change in our Medicaid rebate rate and the partial payment of the 2001-2009 Medicaid accrual recorded in 2013.
Investing Activities
The principal components of cash flows from investing activities consisted primarily of the following:

•	Purchases of property and equipment of $8.3 million;

•	Purchases of short term investments of $33.6 million;

•	Earn out payment to BioVectra of $4.6 million;

•	Maturities of short term investments of $41.2 million; and

•	Annual cash payment for Synacthen and Synacthen Depot of $25.0 million.
Financing Activities
Net cash flows from financing activities consist primarily of the following:

•	the income tax benefit realized on our share-based compensation plans of $17.7 million; offset by

•	the repurchase of 23,552 shares of common stock for $2.1 million; and

•	the dividends paid during the quarter in the amount of $36.5 million.
We review our level of liquidity and anticipated cash needs for the business on an ongoing basis, and consider whether to return additional capital to our shareholders as well as alternative methods to return capital. Historically, our primary method of returning capital to shareholders has been open market share repurchases and dividend payments. Since the beginning of 2008, we have repurchased a total of 23.1 million shares of our common stock under our stock repurchase plan for $395.5 million through June 30, 2014, at an average price of $17.09 per share. As of June 30, 2014, there are 5.3 million shares authorized remaining under our stock repurchase plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
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
Foreign Currency Exchange Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Canadian dollar to the U.S. dollar. Now that we have closed the Asset Purchase Agreement between us and Novartis for the purchase of Synacthen and Synacthen Depot in approved countries outside of the United States, we will face additional exposure in other foreign currencies. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
Glenridge Litigation
In June 2011, Glenridge Pharmaceuticals LLC, or Glenridge, filed a lawsuit against us in the Superior Court of California, Santa Clara County, alleging that we had underpaid royalties to Glenridge, in connection with the timing of the impact of various offsets in the calculation of net sales. In August 2012, we filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of our agreement with Glenridge. Our lawsuit alleges that Kenneth Greathouse breached his fiduciary duties to the Company and that his partners at Glenridge aided and abetted his breach. In the January 2013, we began to withhold royalty payments from Glenridge. In August 2013, the two lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. We filed a motion for summary adjudication seeking to declare our agreement with Glenridge unenforceable.  The Court denied it on March 6, 2014, finding that triable issues of fact existed as to whether the Glenridge agreement was enforceable.  Glenridge subsequently filed its own motion for summary judgment that seeks to dismiss Questcor's affirmative claims on the grounds that they are time-barred.  The Court denied Glenridge's motion for summary judgment on June 4, 2014. The Court set a trial for November 3, 2014.
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
Putative Class Action Securities Litigation
On September 26, 2012, a putative class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACv12-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased our common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that we and certain of our officers and directors engaged in various acts to artificially inflate the price of our stock and enable insiders to profit through stock sales. The complaint asserts that we and certain of our officers and directors violated sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of MS and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and our outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part our motion to dismiss the consolidated amended complaint. On October 29, 2013, we filed an answer to the consolidated amended complaint. Discovery is currently ongoing. The Court set a jury trial for December 1, 2015.
Federal Shareholder Derivative Litigation
On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the United States District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12-01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. On May 2, 2014, the court denied plaintiffs’ ex parte motion to lift the stay. On May 16, 2014, the plaintiffs voluntarily withdrew their noticed motion to lift the stay. The case remains stayed.
State Shareholder Derivative Litigation
On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserts claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above, as well as from allegations relating to sales of our common stock by the defendants and repurchases of our common stock. The complaint seeks an unspecified sum of damages and equitable relief. On October 24, 2012, another alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserts claims substantially identical to those asserted in the do Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities class action and federal derivative actions are resolved. On May 17, 2014, the Court granted plaintiff’s request for dismissal without prejudice of the Jones action. The substantially similar Do Valle action remains stayed.
Put Options Securities Action
In March 2013, individual traders of put options filed a securities complaint in the United States District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against us and certain of our officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory damages in an amount equal to $5 million and punitive damages of an unspecified amount. Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying this action until the earlier of: (a) sixty (60) days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) sixty (60) days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. The case remains stayed.
Retrophin Litigation
In January 2014, Retrophin Inc. filed a lawsuit against us in the United States District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on our acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. We filed a motion to dismiss the complaint in March 2014 and the hearing on this motion took place in June 2014. The Court’s ruling on our motion to dismiss is pending.
Putative Class Action Securities Litigation Related to the Merger
Since the announcement of the merger agreement on April 7, 2014, Questcor, Mallinckrodt, Merger Sub, and Questcor’s board of directors have been named as defendants in seven putative class and derivative actions on behalf of an alleged class of Questcor shareholders in the Superior Court of California, County of Orange. The complaints allege, inter alia, that the proposed merger between Questcor and Mallinckrodt involves an unfair price, an inadequate sales process, self-dealing, and unreasonable deal protection devices. On June 3, 2014, the Court consolidated the actions under the caption In re Questcor Pharmaceuticals Inc. Shareholder Litigation, Lead Case No. 30-2014-00716108-CUSL-CXC. On June 12, 2014, lead plaintiffs filed a consolidated class action complaint which included allegations that were substantially similar to those in the previously filed complaints. The complaint seeks, among other things, an order enjoining or rescinding the merger and an award of attorney’s and other fees and costs.
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

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 26, 2014, as revised by our Current Report on Form 8-K filed with the SEC on July 10, 2014, including Item 1 “Business of Questcor,” and Item 1A “Risk Factors” of Part I of that Annual Report, as well as factors discussed in any documents incorporated by reference therein; and Part II, Item 1A of our Report on Form 10-Q for the period ending March 31, 2014. Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in the report listed above.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period from April 1, 2014 through June 30, 2014, we repurchased the following shares of our common stock:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	$—	—	5,292,793
May 1 - May 31, 2014	—	$—	—	5,292,793
June 1 - June 30, 2014	23,552	$91.10	23,552	5,269,241
Total	23,552	$91.10	23,552

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

During the six months ended June 30, 2013, we did not repurchase any shares of our common stock. During the six months ended June 30, 2014, we used $2.1 million of our cash to repurchase 23,552 shares of our common stock. Under this share repurchase plan, we have repurchased a total of 17.0 million shares of our common stock for $365.1 million through June 30, 2014, at an average price of $21.50 per share. As of June 30, 2014, there are approximately 5.3 million shares authorized remaining under our stock repurchase plan. Additionally, we have repurchased 6.2 million shares outside of the approved share repurchase plan, for $30.3 million at an average purchase price of $4.93 per share. Total shares repurchased were 23.1 million for $395.5 million at an average price of $17.09 per share.
Our Board of Directors has adopted a policy to pay a regular quarterly dividend in such amounts as the Board of Directors may determine from time to time. The Board of Directors declared an initial quarterly cash dividend of $0.20 per share to all shareholders of record at the close of business on October 31, 2012. In February 2013, we announced an increase in our quarterly cash dividend from $0.20 per share to $0.25 per share, and in October 2013, we announced a further increase in our quarterly cash dividend to $0.30 per share. In July 2014, we paid a quarterly cash dividend of $0.30 per share to shareholders of record on July 1, 2014. Under the terms of the Merger Agreement with Mallinckrodt, we are restricted from paying any further dividends on our common stock.
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

2.1
Agreement and Plan of Merger, dated April 5, 2014, by and among Mallinckrodt plc, Quincy Merger Sub, Inc. and Questcor Pharmaceuticals, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Filed as an exhibit to the Company's Current report on Form 8-K, filed on April 7, 2014, and incorporated herein by reference.

10.1	Amendment to Questcor Pharmaceuticals, Inc. Amended and Restated Equity Incentive Plan.

10.2	Amendment to Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy, dated April 6, 2014.

10.3	Amendment to Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Rajesh Asarpota, dated May 13, 2014.

10.4	Amendment to Amended and Restated Employment Agreement, by and between Questcor Pharmaceuticals, Inc. and Don Bailey, dated May 28, 2014.

10.5	Amendment to Employment Agreement and Amended Change in Control Letter Agreement, by and between Questcor Pharmaceuticals, Inc. and Stephen Cartt, dated May 16, 2014.

10.6	Amendment to Severance Agreement and Change in Control Letter Agreement, by and between Questcor Pharmaceuticals, Inc. and David Medeiros, dated May 19, 2014.

10.7	Amendment to Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and David Young, dated May 23, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUESTCOR PHARMACEUTICALS, INC.

Date:	July 25, 2014	By:	/s/ Don M. Bailey
Don M. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Rajesh Asarpota
Rajesh Asarpota
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No	Description

2.1
Agreement and Plan of Merger, dated April 5, 2014, by and among Mallinckrodt plc, Quincy Merger Sub, Inc. and Questcor Pharmaceuticals, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Filed as an exhibit to the Company's Current report on Form 8-K, filed on April 7, 2014, and incorporated herein by reference.

10.1	Amendment to Questcor Pharmaceuticals, Inc. Amended and Restated Equity Incentive Plan.

10.2	Amendment to Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Michael Mulroy, dated April 6, 2014.

10.3	Amendment to Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and Rajesh Asarpota, dated May 13, 2014.

10.4	Amendment to Amended and Restated Employment Agreement, by and between Questcor Pharmaceuticals, Inc. and Don Bailey, dated May 28, 2014.

10.5	Amendment to Employment Agreement and Amended Change in Control Letter Agreement, by and between Questcor Pharmaceuticals, Inc. and Stephen Cartt, dated May 16, 2014.

10.6	Amendment to Severance Agreement and Change in Control Letter Agreement, by and between Questcor Pharmaceuticals, Inc. and David Medeiros, dated May 19, 2014.

10.7	Amendment to Severance Agreement, by and between Questcor Pharmaceuticals, Inc. and David Young, dated May 23, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.